Form 10-K
period 1993-12-31
BELO A H CORP
filed 1994-03-25
CIK 356080

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1993

                                       OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-8598

                             A. H. BELO CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       75-0135890
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       identification No.)

           P. O. BOX 655237
            DALLAS, TEXAS                                    75265-5237
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:  (214) 977-6606

     Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
SERIES A COMMON STOCK, $1.67 PAR VALUE               NEW YORK STOCK EXCHANGE
  PREFERRED SHARE PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

 Securities registered pursuant to Section 12(g) of the Act:
                 SERIES B COMMON STOCK, $1.67 PAR VALUE
                           (Title of Class)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    YES   X    NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. {   }

    The aggregate market value of the registrant's voting stock held by nonaffiliates on February 28, 1994 based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $823,474,630.*

Shares of Common Stock outstanding at February 28, 1994: 20,264,186 shares. (Consisting of 14,531,341 shares of Series A Common Stock and 5,732,845 shares of Series B Common Stock.)

* For purposes of this calculation the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's Proxy Statement sent to shareholders in regard to the Annual Meeting of Shareholders to be held May 4, 1994 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                             A. H. BELO CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                           PAGE

                                               PART I
Item 1.    Business                                                                                          1
Item 2.    Properties                                                                                        5
Item 3.    Legal Proceedings                                                                                 6
Item 4.    Submission of Matters to a Vote of Security Holders                                               6

                                               PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                             7
Item 6.    Selected Financial Data                                                                           7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             8
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements
           and Schedules below)                                                                             13
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             13

                                              PART III
Item 10.   Directors and Executive Officers of the Registrant                                               13
Item 11.   Executive Compensation                                                                           13
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                   13
Item 13.   Certain Relationships and Related Transactions                                                   13

                                               PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  13

Signatures                                                                                                  19

                              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Independent Auditors                                                                              21
Consolidated Statements of Earnings for the years ended December 31, 1993, 1992 and 1991                    22
Consolidated Balance Sheets as of December 31, 1993 and 1992                                                23
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992
   and 1991                                                                                                 25
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991                  26
Notes to Consolidated Financial Statements                                                                  27
Management's Responsibility for Financial Statements                                                        38

Financial Statement Schedules:

Schedule V - Property, Plant and Equipment for the years ended December 31, 1993, 1992
   and 1991                                                                                                 39
Schedule VI - Accumulated Depreciation of Property, Plant and Equipment for the
   years ended December 31, 1993, 1992 and 1991                                                             40
Schedule VIII - Valuation and Qualifying Accounts for the years ended December 31, 1993,
   1992 and 1991                                                                                            41
Schedule X - Supplementary Earnings Statement Information for the years ended
   December 31, 1993, 1992 and 1991                                                                         42





                                      (i)

                                     PART I

ITEM 1.  BUSINESS

    A. H. Belo Corporation (the "Company" or "Belo") owns and operates newspapers and network-affiliated television stations in five U.S. cities.
The Company traces its roots to The Galveston Daily News, which began publishing in 1842. Incorporated in Texas in 1926, the Company was reorganized as a Delaware corporation in 1987. (References herein to "Company" or "Belo" mean A. H. Belo Corporation and its wholly-owned subsidiaries unless the context otherwise specifies.)

    The Company's principal newspaper is The Dallas Morning News. In addition, the Company publishes eight community newspapers for certain suburbs in the Dallas-Fort Worth metropolitan area. The Company also owns and operates network-affiliated VHF television broadcast stations in Dallas-Fort Worth and Houston, Texas; Sacramento-Stockton-Modesto, California;
Norfolk-Portsmouth-Newport News-Hampton, Virginia and Tulsa, Oklahoma.

    Note 11 to the Consolidated Financial Statements, included on page 35 of this document, contains information about the Company's industry segments for the years ended December 31, 1993, 1992 and 1991.

                              NEWSPAPER PUBLISHING

    The Company's wholly-owned subsidiary, The Dallas Morning News, Inc., publishes the Company's principal newspaper, The Dallas Morning News, each morning, including Sunday. Published continuously since 1885, The Dallas Morning News provides coverage of local, state, national and international news. The Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the twelve counties surrounding Dallas and Fort Worth: Collin, Dallas, Denton, Ellis, Henderson, Hood, Hunt, Johnson, Kaufman, Parker, Rockwall and Tarrant counties.

    The Dallas Morning News strives to serve the public interest by maintaining a strong and independent voice in matters of public concern. It is the policy of the Company to allocate such resources as may be necessary to maintain excellence in news reporting and editorial comment in The Dallas Morning News.

    The Dallas Morning News serves a large readership in its primary market. Average paid circulation for the six months ended September 30, 1993, according to the unaudited Publisher's Statement of the Audit Bureau of Circulations, an independent agency, was 527,387 daily and 814,404 on Sunday, an increase of 2.5 percent and .6 percent, respectively, over the six months ended September 30, 1992, which were 514,342 daily and 809,188 on Sunday.

    In December 1991, the Company's principal competitor, the Dallas Times Herald (owned by Times Herald Printing Company), ceased operations and sold substantially all of its assets to the Company for $55.7 million. The primary daily newspaper competing with The Dallas Morning News in its marketing area is the Fort Worth Star-Telegram, owned by Capital Cities/ABC, Inc.. The Dallas Morning News also competes for advertising with television and radio stations (including a television station owned and operated by the Company), magazines, direct mail, cable television, billboards and other newspapers (including the other newspapers owned and operated by the Company).

    The basic material used in publishing The Dallas Morning News is newsprint. The average unit price of newsprint consumed during 1993 was higher than that of the prior year due to a market-wide increase in newsprint prices. At present, newsprint is purchased from eight suppliers. During 1993, the Company's three largest providers of newsprint provided approximately 65 percent of the annual requirements, but the Company is not dependent on any one of these suppliers. Management believes its sources of newsprint, along with alternate sources that are available, are adequate for its current needs.

    In January 1994, the Company restructured the operations of its wholly-owned subsidiary, Dallas-Fort Worth Suburban Newspapers, Inc.. As part of the restructuring, Dallas-Fort Worth Suburban Newspapers, Inc., was split into two wholly-owned subsidiaries, DFW Suburban Newspapers, Inc., and DFW Printing Company, Inc.. DFW Suburban Newspapers, Inc. will continue to publish its six paid circulation newspapers for suburban communities in the Dallas-Fort Worth metropolitan area. These publications are delivered one to two days a week. In addition, two free newspapers are published once a week. Each of the Company's community publications has its own sales, circulation, news and editorial personnel, and several of the publications currently maintain separate offices. All administrative functions, however, are centralized and all of the newspapers are printed at a plant in Arlington, Texas. This plant is owned and operated by DFW Printing Company, Inc., which in addition to printing the suburban newspapers, conducts the Company's commercial printing operations.

                            TELEVISION BROADCASTING

    The following table lists relevant information about the Company's television broadcasting stations:

STATION,                                                                                 NUMBER OF
CHANNEL,                                      DMA                                        TELEVISION
MARKET AND                                    NATIONAL          EXPIRATION               BROADCAST
NETWORK                   TV HOMES            MARKET            DATE OF                  STATIONS IN
AFFILIATION               IN DMA (1)          RANK (1)          FCC LICENSE (2)          MARKET (3)
- --------------            ------------        ----------        ----------------         ----------
WFAA-TV, Ch. 8            1,816,700               8th           August 1, 1993             6 VHF
Dallas-Fort Worth, TX                                                                      9 UHF
(ABC)

KHOU-TV, Ch. 11           1,510,580              10th           August 1, 1998             4 VHF
Houston, TX                                                                                8 UHF
(CBS)

KXTV, Ch. 10              1,099,950              19th           December 1, 1993           4 VHF
Sacramento-                                                                                6 UHF
Stockton-Modesto, CA
(CBS)

WVEC-TV, Ch. 13             612,880              39th           October 1, 1996            3 VHF
Norfolk-Portsmouth-                                                                        3 UHF
Newport News-Hampton, VA
(ABC)

KOTV, Ch. 6                 456,430              59th           June 1, 1993               5 VHF
Tulsa, OK                                                                                  5 UHF
(CBS)

_____________________________


(1) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the local stations receive a preponderance of total viewing hours. DMA data, which is published by the A. C. Nielsen Company ("Nielsen"), is a significant factor in determining television advertising rates. All the information shown above is as of November 1993.

(2) Applications for renewal of the licenses for certain stations are pending before the Federal Communications Commission, and the stations' licenses are by statute continued in effect pending action thereon.

(3)      The number of television broadcasting stations is as of November 1993
and is based on information published by Nielsen.   In each of these markets,
one of the VHF stations indicated is a non-commercial public broadcasting television station, except for Dallas-Fort Worth, where there are two VHF stations that are non-commercial public broadcasting stations, and Norfolk-Portsmouth-Newport News-Hampton, where there are no VHF non-commercial public broadcasting stations. In addition, there is one UHF non-commercial public broadcasting station in Norfolk- Portsmouth-Newport News-Hampton and one in Tulsa.

         Affiliation with a television network can have a significant influence on the revenues of a television station because the audience share drawn by a network's programming can affect the rates at which a station can sell advertising time. The Federal Communications Commission ("FCC") regulates certain provisions of television station's network affiliation contracts. The television networks compete for affiliations with licensed television stations through program commitments and local marketing support. From time to time, local television stations also solicit network affiliations on the basis of their ability to provide a network better access to a particular market.

         Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced both by the demand for advertising time and the popularity of the station's programming. Most advertising during network programs is sold by the networks, which pay their affiliated stations negotiated fees for broadcasting such programs and advertising.

         The Company's television broadcast properties compete for advertising revenues directly with other media such as newspapers (including those owned and operated by the Company), billboard advertising, magazines, direct mail advertising, radio, other television stations, cable television systems, and indirectly, with motion picture theaters and other news and entertainment media. The success of broadcast operations depends on a number of factors, including the general strength of the national and local economy, the ability to provide attractive programming, audience ratings, relative cost efficiency in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies.

         Each of the three major television networks is represented in each television market in which the Company has a television broadcast station.
Each of the markets is served by at least two other commercial VHF television stations and at least two commercial UHF television stations. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated commercial VHF television stations. In the Dallas-Fort Worth market, the other commercial VHF stations are owned by Argyle Television Holdings, Inc., LIN Broadcasting Corporation and Gaylord
Entertainment Company.   In Houston, the other commercial  VHF  stations are
owned by Capital Cities/ABC, Inc. and H & C Communications, Inc. (sale pending to The Washington Post Company). In the Sacramento-Stockton-Modesto market, Kelly Broadcasting Company and Continental Broadcasting Ltd. also own commercial VHF stations. The Norfolk-Portsmouth-Newport News- Hampton market is served by two other commercial VHF stations, one owned by LIN Broadcasting Corporation and the other by Narragansett Capital Associates, L. P.. In the Tulsa market, the two other commercial VHF stations are owned by Scripps Howard Inc. and Perpetual Corporations Communications (Allbritton Communications Company). Fox-affiliated stations also compete in each of Belo's markets for advertising sales and local viewers. The Fox-affiliated stations in Belo's broadcast markets are all commercial UHF television stations and are owned by the following companies: Fox Television Stations, Inc., in Dallas-Fort Worth; The Fox Network in Houston; Renaissance Communications in Sacramento-Stockton-Modesto; WTVZ, Inc. in Norfolk-Portsmouth-Newport News-Hampton; and Clear Channel Television in Tulsa.

                     REGULATION OF TELEVISION BROADCASTING

         The Company's television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). Among other things, the Act empowers the FCC to assign frequency bands; determine stations' frequencies, location and power; issue, renew, revoke and modify station licenses; regulate equipment used by stations; impose penalties for violation of the Act or of FCC regulations; impose fees for processing applications and other administrative functions; and adopt regulations to carry out the Act's provisions. The Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

         The Act would prohibit the Company's subsidiaries from continuing as broadcast licensees if record ownership or power to vote more than one-fourth of the Company's stock were to be held by aliens or foreign governments or their representatives, or if an officer or more than one-fourth of the Company's directors were aliens.

         Under the Act, television broadcast licenses may be granted for maximum periods of five years and are renewable upon proper application for additional five-year terms. Renewal applications are granted without hearing if there are no competing applications or issues raised by petitioners to deny such applications that would cause the

FCC to order a hearing. A full comparative hearing is required if competing applications are filed. A federal court of appeals has affirmed an FCC decision that recognizes an incumbent licensee's "renewal expectancy" based on substantial service to its community. The precise parameters of licensees' renewal expectancies in comparative proceedings are ambiguous at the present time. This ambiguity may lead to new FCC rules or policies as the result of pending FCC rulemaking proceedings, or Congressional legislation reforming the comparative renewal process.

         Applications for renewal of broadcast licenses for three of the Company's stations are pending before the FCC. The stations' licenses are by statute continued pending action thereon. The current license expiration dates for each of the Company's television broadcast stations are set forth in the table under "Business-Television Broadcasting."

         FCC rules limit the total number of television broadcast stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified percentage of voting power. FCC rules also place certain limits on common ownership, operation and control of, or cognizable interests or voting power in, (a) broadcast stations serving the same area, (b) broadcast stations and daily newspapers serving the same area and (c) television broadcast stations and cable systems serving the same area. The Company's ownership of The Dallas Morning News and WFAA-TV, which are both located in the Dallas-Fort Worth area and serve the same market area, predate the adoption of the FCC's rules regarding cross-ownership, and the Company's ownership of The Dallas Morning News and WFAA has been "grandfathered" by the FCC.

         These FCC rules affect the number, type and location of newspaper, broadcast and cable television properties that the Company might acquire in the future. For example, under current rules, the Company could not acquire any daily newspaper, broadcast or cable television properties in a market in which it now owns or has an interest deemed attributable under Commission rules in a television station, except that the Commission's rules provide that waivers of their restrictions could be granted to permit the Company's acquisition of radio stations in the Dallas, Houston and Sacramento markets. Under current FCC regulations, and in light of the Company's current investments, the Company could acquire outright two more television stations (not including "satellite" television stations which rebroadcast all or most of a parent station's programming) in other markets without disposing of any stations (provided the number of television households in the sum of all Company-owned stations' Area of Dominant Influence ("ADI") did not exceed 25 percent of the total television households in the nation, counting only 50 percent of ADI households for UHF stations). The FCC has instituted rulemaking proceedings looking toward possible relaxation of certain of these rules regulating television station ownership. The Company recently announced that it has reached an agreement in principle to purchase WWL-TV in New Orleans, Louisiana. See Note 12 of Notes to Consolidated Financial Statements on page 36. If the purchase is consummated, the Company could acquire outright one more television station under the parameters described above.

         The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has modified its rules which restrict network participation in program production and syndication, an action which is the subject of pending review proceedings. The Supreme Court has refused to review a lower court decision that upheld FCC action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts. The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming.

         The FCC has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems and requiring mid-license term review of television stations' equal employment opportunity practices. Certain provisions of the 1992 Cable Act, including the provisions respecting cable systems' carriage of local television stations, are the subject of pending judicial review proceedings. The FCC has also modified its rules to enable local telephone companies to provide a "video dialtone" service that would be similar to the ordinary telephone dialtone and would provide access for consumers to a wide variety of services including video programming. This decision is the subject of pending judicial review proceedings.

         Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. The FCC is at present considering modification or elimination of rules respecting territorial exclusivity in non-network program arrangements; rules relating to telephone company ownership of cable television systems; and policies with respect to high definition television. The Company cannot predict the effect of existing and proposed federal regulations and policies on its broadcast business.

         The foregoing does not purport to be a complete summary of all the provisions of the Act or the regulations and policies of the FCC thereunder. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

                               EMPLOYEE RELATIONS

         As of December 31, 1993, the Company had 2,863 full-time employees. There are 37 full-time and 17 part-time composing room employees of The Dallas Morning News represented by a union. The union contract covering these employees expires on June 19, 1994.

         There are 28 full-time and one part-time television broadcasting employees of WFAA-TV represented by a union under a contract that expires on September 11, 1994.

ITEM 2.  PROPERTIES

         The Company's corporate offices and certain departments of The Dallas Morning News are located in downtown Dallas in a portion of a 17-story office building owned by the Company.

         The Company owns and operates a newspaper printing facility in Plano, Texas (the "North Plant"), in which eight high-speed offset presses are housed to print The Dallas Morning News. Expansion of these facilities to accommodate increased circulation and provide greater publishing flexibility was completed during 1993.

         The remainder of The Dallas Morning News' operations are housed in a Company-owned five-story building in downtown Dallas. This facility is equipped with computerized input and photocomposition facilities and other equipment that is used in the production of both news and advertising copy.

         DFW Suburban Newspapers, Inc. and DFW Printing Company, Inc. operations are located at a Company-owned plant in Arlington, Texas. This facility is pledged as security for certain industrial revenue bonds issued in 1985.

         The studios and offices of WFAA-TV occupy Company-owned facilities in downtown Dallas. The Company also owns 50 percent of the outstanding capital stock of Hill Tower, Inc. ("Hill Tower"), owner of a 1,500-foot transmitting tower and antennas located in Cedar Hill, Texas. The remaining 50 percent of Hill Tower is owned by the CBS television affiliate in Dallas, a subsidiary of
Argyle Television Holdings, Inc..   This equipment is used by both WFAA and the
CBS television affiliate.

         KHOU-TV operates from Company-owned facilities located in Houston. The station's transmitter is located near DeWalt, Texas and includes a 2,000-foot tower. The facility is wholly-owned by the Company.

         KXTV operates from Company-owned facilities located in Sacramento, California. The station's 2,000-foot tower and transmitter system are located in Sacramento County, California. The tower and transmitter building are owned by a joint venture between the Company and a subsidiary of Anchor Media, Ltd., which owns and operates the ABC television affiliate in Stockton. KXTV leases the transmitter site from the joint venture.

         WVEC-TV operates from Company-owned facilities in Hampton and Norfolk, Virginia. The Company-owned transmitting facilities include a 980-foot tower and antenna in Driver, Virginia. WVEC also leases additional building space adjacent to the Company-owned facilities, which houses the marketing and business departments.

         KOTV operates from Company-owned facilities located in Tulsa, Oklahoma. The station's transmitting system is located near Tulsa. The transmitter site and 1,839-foot tower are owned by a joint venture between the Company and Scripps Howard Inc., owner and operator of the NBC television affiliate in Tulsa. The balance of KOTV's transmitting equipment is owned by the station.

         All of the foregoing subsidiaries have additional leasehold interests that are used in their respective operations.

         The Company also owns certain land and a building located near downtown Dallas that were acquired from the Dallas Times Herald in December 1991. Sale of this property is expected to be completed in 1994.

         The Company believes its properties are in good condition and well maintained, and that such properties are adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

         There are legal proceedings pending against the Company, including a number of actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions are either covered by insurance or would not have a material adverse effect on the operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's authorized common equity consists of 150 million shares of Common Stock, par value $1.67 per share. Currently, 50 million shares are designated as Series A Common Stock and 15 million shares are designated as Series B Common Stock. The Series A and Series B shares are identical in all respects except that Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share; transferability of the Series B shares is limited to family members and affiliated entities of the holder; and Series B shares are convertible at any time on a one-for-one basis into Series A shares. Shares of the Company's Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC).

     The following table lists the high and low closing prices and last sale prices for Series A Common Stock as reported by the New York Stock Exchange for the last two years.

             ------------------------------------------------------------------------------------------
                                                                                          DIVIDEND
                                              HIGH             LOW              CLOSE       PAID
             ------------------------------------------------------------------------------------------
             1993
                  Fourth Quarter            53               44 1/4            53           .14
                  Third Quarter             49 5/8           45 1/4            46 3/8       .14
                  Second Quarter            48 3/4           39 3/4            46 3/4       .14
                  First Quarter             42 5/8           38 3/4            40 1/4       .14
             ------------------------------------------------------------------------------------------
             1992
                  Fourth Quarter            46               39 1/4            42           .14
                  Third Quarter             46 3/4           41 1/4            42 3/4       .14
                  Second Quarter            44 1/4           34 3/8            44           .13
                  First Quarter             38 1/2           30 3/4            35           .13
             ------------------------------------------------------------------------------------------

     On February 28, 1994, the closing price for the Company's Series A Common Stock, as reported on the New York Stock Exchange, was $52 1/4 and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 720. There is no established public trading market for shares of Series B Common Stock, and such shares are subject to significant restrictions on transfer. Series B shares, however, are convertible at any time into Series A shares on a one-for-one basis. On February 28, 1994, there were approximately 589 holders of record of shares of Series B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

- ---------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share amounts        1993        1992        1991          1990        1989
- ---------------------------------------------------------------------------------------------------------------
Newspaper publishing revenues                      $335,642     $314,701     $249,737     $246,493     $237,921
Broadcasting revenues                               209,193      201,241      181,848      192,567      179,187
- ---------------------------------------------------------------------------------------------------------------
Net operating revenues                             $544,835     $515,942     $431,585     $439,060     $417,108

Net earnings (A)                                   $ 51,077     $ 37,170     $ 12,392     $ 29,591     $ 23,394

Per share amounts:
   Net earnings per common and
      common equivalent share                      $  2.53      $   1.90     $    .65     $  1.55      $   1.16

   Cash dividends declared                         $   .56      $    .54     $    .52     $   .48      $    .44
- ---------------------------------------------------------------------------------------------------------------
Total assets (B)                                   $796,156     $758,527     $746,384     $694,255     $701,250
Long-term debt                                     $277,400     $302,151     $337,100     $280,054     $291,011
- ---------------------------------------------------------------------------------------------------------------

(A) Net earnings for 1993 includes an increase of $6,599,000 (33 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 1, 1993.
(B) In December 1991, the Company purchased substantially all of the operating assets of the Dallas Times Herald newspaper for $55,673,000. Also see accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During 1993, net cash provided by operations was $84,818,000, compared to $78,336,000 in 1992. Cash from operations continues to be Belo's primary source of liquidity. The $6,482,000 increase in net cash provided by operations from 1992 to 1993 resulted primarily from increased earnings and lower payments for taxes. In 1993, cash provided by operations was sufficient to fund capital expenditures and dividends on common stock and to make unscheduled repayments of long-term debt. An additional $17,242,000 was generated through the exercise of stock options in 1993, which was also used to pay down debt.

At December 31, 1993, Belo had access to a $450,000,000 variable rate revolving credit agreement on which borrowings at that time were $250,000,000. Belo also uses short-term unsecured notes from time to time as a source of financing temporary cash requirements, when rates are favorable. At December 31, 1993, Belo had $21,000,000 of such short-term notes outstanding. On January 15, 1993, Belo retired its 9.45% Notes due in 1993 in the amount of $100,000,000 by borrowing under its revolving credit agreement and in December 1993, another $100,000,000 in 8 5/8% debt was redeemed, also with proceeds from the revolving credit agreement.

During 1993, Belo entered into agreements that cap at 6 percent the interest on $75,000,000 of variable rate borrowings. These agreements expire in 1996.

Capital expenditures in 1993 were $60,169,000 (excluding $1,961,000 of capitalized interest) compared to $26,750,000 (excluding $395,000 of
capitalized interest) in 1992.   Nearly 45 percent of these expenditures were
for the expansion of The Dallas Morning News' North Plant production facility. The expansion project was substantially completed in the third quarter of 1993 and provides increased press capacity and greater publishing flexibility.
Other significant capital additions for 1993 include the replacement of the news department computer system of The Dallas Morning News, expansion and renovation of certain Belo broadcast station facilities and completion of a new transmitter at the Virginia station. In addition, Belo purchased the building in which its corporate offices and several departments of The Dallas Morning News are located. The Company expects to finance future capital expenditures using net cash generated from operations and, when necessary, bank borrowings. Required future payments for capital expenditures in 1994 are $9,992,000 and total capital expenditures in 1994 are expected to be approximately $50,000,000.

Dividends of $11,128,000 were paid in 1993 compared to $10,381,000 in 1992. These 1993 dividends represent a total of 56 cents per share of outstanding Series A and Series B Common Stock. Dividends of 54 cents per share were paid in 1992.

On December 31, 1993, Belo's ratio of long-term debt to total capitalization was 44.5 percent, compared to 51.8 percent at the end of 1992. The improvement in 1993 is primarily due to earnings in excess of dividend payments, funds generated through the exercise of stock options, and a $25,000,000 reduction in long-term debt.

In December 1993, the Board of Directors authorized purchases of up to 1,000,000 shares of the Company's Series A Common Stock from time to time. The Company has the authority to purchase approximately 357,000 shares remaining from a previous Board authorization. In addition, the Company has in place a repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually.

Belo believes that its present financial condition and credit relationships will enable it to adequately meet its current obligations and provide for future growth.

RESULTS OF OPERATIONS

Belo recorded 1993 net earnings of $51,077,000 or $2.53 per share, compared to $37,170,000 ($1.90 per share) in 1992 and $12,392,000 (65 cents per share) in
1991. Earnings in 1993 were affected by certain nonrecurring items, including a $6,599,000 increase (33 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109 in January 1993. This increase was partially offset in the third quarter when Belo recorded a $2,249,000 (11 cents per share) adjustment to deferred taxes following an increase in the federal income tax rate from 34 percent to 35 percent. Also included in 1993 earnings is a fourth quarter restructuring charge of $5,822,000 (19 cents per share), related primarily to the write-off of goodwill and a reduction in the carrying value of production assets associated with the newspaper operations of Dallas-Fort Worth Suburban Newspapers, Inc. ("DFWSN"), a wholly-owned subsidiary of Belo. The production assets adjusted include building and improvements and publishing equipment.
The restructuring decision was made in an effort to streamline operations and reduce costs of DFWSN's newspaper publishing and commercial printing operations. The restructuring was substantially completed in January 1994. In the fourth quarter, Belo reversed certain music license fee accruals totaling $3,349,000 (10 cents per share). This action was in response to an agreement between the All Industry Television Music License Committee and the American Society of Composers, Authors and Publishers, defining the formula used to compute licensing fees for the use of certain music in television broadcasts from 1984 to 1994. The formula was approved by a New York Federal District Court Magistrate in the fourth quarter. Net earnings for 1993 excluding the above special items were $2.40 per share.

In 1992, net earnings of $37,170,000 or $1.90 cents per share, included a $4,019,000 (16 cents per share) increase in earnings before taxes from a property damage settlement with the United States Navy. Excluding this one-time gain, 1992 earnings were $1.74 per share.

Net earnings in 1991 were hampered by an overall weak economy, especially in Texas, where Belo's three largest subsidiaries operate. Earnings for 1991 were also affected by several items, including a favorable Internal Revenue Service ("IRS") settlement which increased net earnings by $6,787,000. Offsetting this amount, however, were a number of unusual one-time charges, including a $4,000,000 unfavorable judgment in a lawsuit against one of Belo's broadcast subsidiaries; a $4,000,000 reserve for a note receivable related to a previous asset sale; a $1,500,000 settlement of an antitrust lawsuit; a $1,384,000 provision for post-retirement benefits; a $1,259,000 write-down of certain broadcast film contract rights; and $1,241,000 in early retirement charges.
The net effect on 1991 earnings of these unusual items was a decrease of 7 cents per share. Excluding these items, earnings for 1991 were 72 cents per share.

Interest expense in 1993 was 37.8 percent less than 1992 interest expense. The most significant contributing factor to the current year savings was lower interest rates. In January 1993, Belo replaced $100,000,000 of 9.45 percent notes with proceeds from the revolving credit agreement, which had an average interest rate of 3.7 percent during 1993. A similar financing of debt took place in December 1993, when $100,000,000 of 8 5/8 percent notes were redeemed using proceeds from the revolving credit agreement. Also contributing to the decrease in 1993 interest expense was Belo's lower average debt outstanding and the capitalization of $1,961,000 of interest in 1993 versus 1992 capitalized
interest of $395,000.   Interest expense in 1992 was relatively unchanged when
compared to 1991 interest expense.

Other income and expense in 1993 includes a $986,000 gain on the sale of two parcels of non-operating real estate and several smaller, individually insignificant items. As noted earlier, 1992's other income and expense included a gain of $4,019,000 before taxes, related to a property damage settlement with the United States Navy. Other income and expense for 1991 included the $4,000,000 reserve for a note receivable and $1,500,000 for the settlement of an antitrust lawsuit.

The Company's effective tax rate in 1993 was 41.1 percent, which compares to
39.6 percent in 1992 and 33.4 percent in 1991. The effective rate in 1993 was affected by an increase in the federal income tax rate, which resulted in an increase in current tax expense and a $2,249,000 increase in deferred tax expense to adjust deferred taxes to the 35 percent rate. The 1993 rate was favorably impacted by the reversal of certain tax accruals as a result of new tax legislation regarding amortization of intangibles. The effective rate in 1991 was favorably impacted by reversals of tax accruals related to IRS settlements.

NEWSPAPER PUBLISHING

In 1993, newspaper publishing revenues represented 61.6 percent of consolidated revenues, compared to 61 percent in 1992 and 57.9 percent in 1991. The composition of revenues in each of these three years was essentially the same, with advertising accounting for approximately 87 percent, circulation 11 percent and other publishing revenues, primarily commercial printing, 2 percent.

Newspaper advertising volume for The Dallas Morning News, Belo's principal newspaper, is measured in column inches. Volume for the last three years was comprised as follows:

         ----------------------------------------------------------------------------------------------------
         In thousands                                                     1993          1992         1991
         ----------------------------------------------------------------------------------------------------
         Full-run ROP inches:
             Classified                                                2,068.8       1,997.6      1,888.3
             Retail                                                    1,661.5       1,640.6      1,623.7
             General                                                     262.1         279.9        270.4
         ----------------------------------------------------------------------------------------------------
                 Total                                                 3,992.4       3,918.1      3,782.4
         ----------------------------------------------------------------------------------------------------


Total publishing revenues in 1993 were $335,642,000, up 6.7 percent from revenues of $314,701,000 earned in 1992. Classified advertising revenues were nearly 11 percent better than last year due to both linage and rate increases. The increase in linage was primarily attributable to automotive and employment advertising. Retail and general advertising revenues also improved in 1993 relative to 1992, primarily due to increased rates. Circulation revenues increased 5.9 percent in 1993 primarily from a January 1, 1993 increase in the price of a Sunday single-copy and the weekend subscription rate.

Revenues in 1992 of $314,701,000 improved 26 percent over 1991 revenues of $249,737,000. Higher advertising volumes, combined with rate increases, generated the 1992 advertising revenue improvement. Average circulation increased by approximately 25 percent daily and 30 percent Sunday after the December 1991 closure of the Dallas Times Herald. Based primarily on this increased circulation, the Company announced a 15 percent rate increase across substantially all advertising categories, effective on January 15, 1992. Additional rate increases ranging from 6.5 percent to 11.5 percent were announced in the third quarter of 1992. The Company also experienced volume gains in all advertising categories, with the most significant increases in general and classified advertising.

The Company believes that its advertising rates continue to compare favorably with competing media and have not negatively affected advertising volumes. Future demand for advertising in the Dallas-Fort Worth area will continue to depend on general economic conditions of the Southwest region and the United States as a whole. Management further believes that increased circulation from the conversion of former Dallas Times Herald readers was substantially realized in 1992. Thus, the ability of the Company to generate continued growth in circulation and advertising revenues will likely depend on the ability of its newspapers to compete successfully in the highly competitive Dallas-Fort Worth media market, where numerous news and advertising alternatives are available. In addition, various market and demographic factors, such as circulation and readership trends, retail sales activity, inflation and population growth will also affect future revenues.

Earnings from newspaper publishing operations in 1993 were $44,293,000 after a $5,822,000 restructuring charge related to DFWSN. Excluding the restructuring charge, earnings were $50,115,000, an increase of 16.6 percent from 1992.
While total publishing revenues increased 6.7 percent, operating expenses (excluding the charge) increased only 5.1 percent, resulting in an operating margin of 14.9 percent versus 13.7 percent in 1992. Salaries, wages and employee benefits rose primarily as a result of merit increases and an increase in the number of full-time employees. Newsprint expense was up due to both increased consumption associated with the linage increase and a higher average cost per ton. Contributing to the increase in linage was the publishing of special sports sections in connection with the Dallas Cowboys' appearance in the Super Bowl. The volume variance accounted for approximately 60 percent of the overall increase in newsprint expense. In addition, expansion of delivery
routes resulted in increased distribution expenses.   Depreciation expense was
higher in 1993 than in 1992 following the completion of The Dallas Morning News North Plant expansion project. Partially offsetting these increases were savings in outside services, bad debt expense and property taxes.

Earnings from publishing operations increased to $42,974,000 in 1992 from $21,417,000 in 1991, resulting in operating margins of 13.7 percent and 8.6 percent, respectively. Revenue increases outpaced higher operating costs, resulting in operating margin improvement. The 1992 increase in salaries, wages and employee benefits was from merit increases, more employees, higher benefit costs and incentive bonuses. Newsprint consumed, and consequently newsprint costs, were higher in 1992 compared to 1991 due to the increase in circulation mentioned before. However, a significant decline in the average price of newsprint in 1992 helped to mitigate the volume variance. Amortization of intangibles was included in 1992 earnings from newspaper publishing operations for the first time following the December 1991 purchase of an intangible asset from the Dallas Times Herald.

BROADCASTING

Belo's five television broadcast subsidiaries contributed 38.4 percent of total 1993 revenues compared to 39 percent in 1992 and 42.1 percent in 1991. Broadcast revenues for 1993 of $209,193,000 increased 4 percent over 1992 revenues of $201,241,000. In 1992, revenues improved 10.7 percent from the $181,848,000 of the previous year. Broadcast revenues for the last three years were derived as follows:

          --------------------------------------------------------------------------------
                                                   1993         1992         1991
          --------------------------------------------------------------------------------
          National advertising                      48%          47%          48%
          Local advertising                         42%          41%          41%
          Other revenue                             10%          12%          11%
          --------------------------------------------------------------------------------

The broadcast revenue mix has been relatively stable over the last three years, with a slight variation in 1992 other revenue due to higher political advertising.

Local and national advertising revenues in 1993 increased 6.2 percent and 6.6 percent, respectively, compared to 1992 revenues. Stations in Houston, Virginia and Tulsa combined for an overall revenue gain of $9,266,000 while Dallas station revenues were relatively flat and the California station experienced a slight revenue decline. In 1993, all of Belo's broadcast stations with the exception of the Dallas station experienced an increase in local advertising revenues. National advertising revenues increased at all but Belo's California station. Contributing factors to the 1993 improvements include strong ratings performances, healthier local economies and competitive pricing strategies. The industry categories contributing the most to advertising revenues were restaurants, automobiles, department stores and health care. Partially offsetting these revenue gains, however, were a significant decrease in political advertising compared to 1992, a weaker California economy and the effect of competitive forces.

The favorable revenue performance in 1992 compared to 1991 was due to improved demand for both local and national advertising, combined with a higher than expected volume of political advertising for national, state and local elections. Political revenues in 1992 were $4,780,000 higher than in 1991, accounting for 25 percent of the overall year-to-year increase. National and local advertising increased by 9.8 percent and 9 percent, respectively, in 1992 from 1991. National advertising revenues were higher in 1992, due, in part, to broadcast of the Super Bowl and Winter Olympics by Belo's three CBS-affiliated stations.

Broadcast earnings from operations for 1993 were $63,240,000, including a $3,349,000 increase related to the reversal of certain music license fee accruals. Excluding the music license fee adjustment, earnings from broadcast operations were $59,891,000 compared to $56,461,000 in 1992, an increase of 6.1 percent. In addition to the overall 4 percent increase in revenues, operating costs increased only 3.3 percent, excluding the music license fee adjustment. Contributing to the increase in 1993 expenses were higher salaries, wages and employee benefits due to merit increases, higher benefit costs and an increase in the number of employees in the broadcast division. Communications and travel expenses were higher in 1993 than in 1992 due to coverage of significant news stories, including the Dallas Cowboys' trip to the 1993 Super Bowl, the Presidential Inauguration, and the Branch Davidian story in Waco, Texas.
These increases were partially offset by savings in 1993 programming expense.

Earnings from broadcast operations were $56,461,000 in 1992, compared with $41,553,000 in 1991. The 1991 broadcast earnings were reduced by several one-time charges, including a $4,000,000 charge for an unfavorable judgment in an employment-related lawsuit, a $1,259,000 write-down of certain broadcast film contract rights and a $788,000 charge for early retirement costs. Excluding these items, comparable earnings increased by $8,861,000 in 1992 from
1991.   The increase in broadcast earnings resulted from the $19,393,000 increase in revenues, partially offset by increases in salary and benefit costs due to merit increases, health care expenses and incentive compensation.

In recent years, the television broadcast industry has been affected by increased competition for viewing audiences. Belo continues to compete aggressively for advertisers and viewing audiences in markets that offer many alternative media outlets. Future earnings growth will likely depend on the ability to offer competitive audience delivery to advertisers and on general economic conditions.

OTHER MATTERS

On February 23, 1994, Belo announced an agreement in principle to purchase the assets of WWL-TV, the CBS affiliate in New Orleans, Louisiana for $110,000,000. Belo intends to borrow funds from its revolving credit agreement to complete the transaction. The transaction, which is subject to the signing of a definitive agreement, as well as customary closing conditions, including approval by appropriate government agencies, will be accounted for as a purchase. The Company expects that a definitive agreement will be entered into by early spring and that the transaction will be completed during the third quarter of 1994.

At the end of 1993, Belo adjusted the discount rate used in computing the accumulated pension benefit obligation from 9 percent to 7.5 percent and changed the expected rate of return on plan assets from 11 percent to 10.25 percent. The effect of these changes is expected to increase 1994 pension costs by approximately $2,000,000.

In 1993, the Financial Accounting Standards Board released SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The requirements of the standard, which relate primarily to workers' compensation, disability, severance pay and other benefits provided after employment but before retirement, do not differ significantly from existing accounting practices employed by the Company. Therefore, planned adoption of the standard in January 1994 is not expected to significantly affect the Company's net earnings.

In the Cable Television Consumer Protection and Competition Act of 1992, Congress gave commercial broadcast stations new rights with respect to cable television systems located in the television markets they serve. Under this new law, each commercial broadcast station has the right, at its election, either to demand that their signal be carried on local cable television systems or, alternatively, to require these cable systems to obtain the station's consent in order to retransmit the broadcast station's signal. The Company's broadcast stations have elected the retransmission consent right with respect to most local cable systems. The Company's broadcast stations have completed agreements granting retransmission consent in exchange for various forms of consideration with substantially all of the cable systems in the television markets in which such stations are located. While some of these agreements are short-term, expiring within the next few months, the Company anticipates that it will be able to replace these with longer-term agreements before their expiration.

The net effect of inflation on Belo's operations and net income has not been material in the last few years because of a relatively low rate of inflation during this period and because of efforts to lessen the effect of rising costs through a strategy of improved productivity, cost control and, when warranted, increased prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report of independent auditors and financial statement schedules, are included on pages 21 through 42 of this document. Financial statement schedules other than those included have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors and Principal Shareholders," "Executive Officers of the Company" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 4, 1994, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the heading "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 4, 1994, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors and Principal Shareholders" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 4, 1994, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the headings "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 4, 1994, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)     The financial statements listed in the Index to Financial
                 Statements and Schedules included in the Table of Contents are filed as part of this report.

         (2) The schedules listed in the Index to Financial Statements and Schedules included in the Table of Contents are filed as part of this report.

         (3)     Exhibits

                 Certain of the exhibits to this report are hereby incorporated by reference, as specified:

EXHIBIT
NUMBER                          DESCRIPTION
- -------                         -----------
  3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 19, 1992 (the "1991 Form 10-K"))

  3.2 Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))

  3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (incorporated by reference to Exhibit 3.3 to the 1991 Form 10-K)

  3.4 Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (incorporated by reference to Exhibit
               3.4 to the 1992 Form 10-K)

  3.5 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (incorporated by reference to Exhibit 3.5 to the 1992 Form 10-K)

  3.6 Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (incorporated by reference to Exhibit
               3.6 to the 1992 Form 10-K)

  3.7 Bylaws of the Company, effective December 16, 1992 (incorporated by reference to Exhibit 3.7 to the 1992 Form 10-K)

  4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.6 above

  4.2 Specimen Form of Certificate representing shares of the Company's Series A Common Stock (incorporated by reference to
               Exhibit 4.2 to the 1992 Form 10-K)

  4.3 Specimen Form of Certificate representing shares of the Company's Series B Common Stock (incorporated by reference to
               Exhibit 4.3 to the Company's Annual Report on Form 10-K dated March 20, 1989)

  4.4 Form of Rights Agreement, dated March 10, 1986 between the Company and RepublicBank Dallas, National Association as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.8 to the 1991 Form 10-K)

  4.5 Supplement No. 1 to Rights Agreement (incorporated by reference to Exhibit 4.9 to the 1991 Form 10-K)

  4.6 Supplement No. 2 to Rights Agreement (incorporated by reference to Exhibit 4.9 to the 1992 Form 10-K)

  4.7 Supplement No. 3 to Rights Agreement (incorporated by reference to Exhibit 4.10 to the 1992 Form 10-K)

  4.8 Supplement No. 4 to Rights Agreement dated December 12, 1988 substituting Manufacturers Hanover Trust Company as Rights Agent

  4.9 Supplement No. 5 to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993)

 10.1          Contracts relating to television broadcasting:

               (1) Contract for Affiliation between KOTV in Tulsa, Oklahoma and CBS, with Network Affiliation Consent (incorporated by reference to Exhibit 10.1(1) to the 1991 Form 10-K)

               (2) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS, with Network Affiliation Consent (incorporated by reference to Exhibit 10.1(2) to the 1991 Form 10-K)

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------
            (3) Letter Amendment, dated June 11, 1993, to Contract for Affiliation between KHOU-TV in Houston, Texas and CBS

            (4) Contract for Affiliation between KXTV in Sacramento, California and CBS (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (the "First Quarter 1993 Form 10-Q"))

            (5) Contract for Affiliation between WFAA-TV in Dallas, Texas and ABC, with Network Affiliation Consent (incorporated by reference to Exhibit 10.1(4) to the Company's Annual Report on Form 10-K dated March 28, 1991 (the "1990 Form 10-K"))

            (6) Rider One to Contract for Affiliation between WFAA-TV in Dallas, Texas and ABC (incorporated by reference to Exhibit 10.1 to the First Quarter 1993 Form 10-Q)

            (7)    Contract for Affiliation between WVEC-TV in
                   Hampton-Norfolk, Virginia and ABC, with Network Affiliation Consent (incorporated by reference to Exhibit 10.1(5) to the 1991 Form 10-K)

     10.2   Contracts relating to newspaper publication:

            (1) Founding agreement dated July 28, 1987 between the Company and Newsprint South, Inc. for newsprint supply (incorporated by reference to Exhibit 10.2(2) to the 1990 Form 10-K)

            (2) Amendment to the founding agreement dated June 30, 1990 between the Company and Newsprint South, Inc. for newsprint supply (incorporated by reference to Exhibit 10.2(3) to the 1990 Form 10-K)

     10.3   (1)    Management Security Plan (incorporated by reference
                   to Exhibit 10.4(1) to the 1991 Form 10-K)

            (2)    Stock Option Plan (incorporated by reference to
                   Exhibit 10.4(2) to the 1991 Form 10-K)

            (3) Amendment to Stock Option Plan by the Compensation Committee of the Board of Directors (incorporated by reference to Exhibit 10.4(3) to the 1991 Form 10-K)

            (4) Amendments to Stock Option Plan (incorporated by reference to Exhibit 10.4(4) to the 1991 Form 10-K)

            (5) Amendment to Stock Option Plan dated December 19, 1986 (incorporated by reference to Exhibit 10.4(5) to the 1991 Form 10-K)

            (6)    Amendment to Stock Option Plan dated February 22, 1989

            (7) 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4(7) to the 1991 Form 10-K)

            (8) Amendment No. 1 to 1986 Long-Term Incentive Plan dated October 22, 1986 (incorporated by reference to Exhibit 10.4(8) to the 1991 Form 10-K)

            (9) Amendment No. 2 to 1986 Long-Term Incentive Plan effective January 1, 1987 (incorporated by reference to Exhibit 10.3(9) to the 1992 Form 10-K)

            (10) Amendment No. 3 to 1986 Long-Term Incentive Plan dated May 4, 1988

    EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------
              (11) Amendment No. 4 to 1986 Long-Term Incentive Plan dated May 13, 1988

              (12) Amendment No. 5 to 1986 Long-Term Incentive Plan dated February 22, 1989

              (13) Amendment No. 6 to 1986 Long-Term Incentive Plan dated May 6, 1992 (incorporated by reference to Exhibit 10.3(13) to the 1992 Form 10-K)

              (14) The A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.4(13) to the Company's Annual Report on Form 10-K dated March 27, 1990 (the "1989 Form 10-K"))

              (15) First Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan, dated January 29, 1992 (incorporated by reference to Exhibit 10.3(15) to the 1992 Form 10-K)

              (16) Second Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan, dated October 22, 1992 (incorporated by reference to Exhibit 10.3(16) to the 1992 Form 10-K)

              (17) Third Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.2 to the First Quarter 1993 Form 10-Q)

              (18) Fourth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-30994))

              (19) Fifth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan

              (20) The G. B. Dealey Retirement Pension Plan (as amended and restated effective January 1, 1988)

              (21)  First Amendment to the G. B. Dealey Retirement Pension Plan

              (22)  Second Amendment to the G. B. Dealey Retirement Pension Plan

              (23)  Third Amendment to the G. B. Dealey Retirement Pension Plan

              (24)  Fourth Amendment to the G. B. Dealey Retirement Pension Plan

              (25)  Fifth Amendment to the G. B. Dealey Retirement Pension Plan

              (26) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A.

              (27)  A. H. Belo Corporation Supplemental Executive Retirement
                    Plan

              (28) Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N. A.

              (29) Summary of A. H. Belo Corporation Executive Compensation Program (incorporated by reference to Exhibit 10.3(18) to the 1992 Form 10-K)

              (30) Employment and Consultation Agreement between A. H. Belo Corporation and James P. Sheehan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993)

       10.4   (1)   Credit Agreement dated October 27, 1988, between the
                    Company and The First National Bank of Chicago as Managing
                    Agent (incorporated by reference to Exhibit 10.4(1) to the 1992 Form 10-K)

             EXHIBIT
             NUMBER                        DESCRIPTION
             -------                       -----------
                    (2) Amendment No. 1 to 1988 Credit Agreement between the Company and The First National Bank of Chicago as Managing Agent dated November 8, 1989 (incorporated by reference to Exhibit 10.5(4) to the 1990 Form 10-K)

                    (3) Amendment No. 2 to 1988 Credit Agreement between the Company and The First National Bank of Chicago as Managing Agent dated April 24, 1991 (incorporated by reference to Exhibit 10.5(5) to the 1991 Form 10-K)

                    (4) Amendment Agreement dated May 14, 1992, between the Company and The First National Bank of Chicago as Managing Agent (incorporated by reference to Exhibit 10.4(4) to the 1992 Form 10-K)

                    (5) Amendment Agreement dated November 6, 1992, between the Company and The First National Bank of Chicago as Managing Agent (incorporated by reference to Exhibit 10.4(5) to the 1992 Form 10-K)

                    (6) Loan Agreement dated October 1, 1985, between City of Arlington Industrial Development Corporation and Dallas-Fort Worth Suburban Newspapers, Inc. (incorporated by reference to Exhibit 10.5(2) to the 1991 Form 10-K)

                    (7) Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth Suburban Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of Arlington Industrial Development Corporation Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.5(3) to the 1991 Form 10-K)

                    (8) Amendment and Waiver Agreement dated as of December 30, 1992, by and between the Company and The Sanwa Bank, Limited, Dallas Agency (incorporated by reference to Exhibit 10.4(8) to the 1992 Form 10-K)

            10.5 Joint Venture Agreement dated August 1, 1989, between the Company and Universal Press Syndicate (incorporated by reference to Exhibit 10.6 to the 1989 Form 10-K)

            21      Subsidiaries of the Company

            23      Consent of Ernst & Young

   Executive Compensation Plans and Arrangements:

   Management Security Plan--1991 Form 10-K, Exhibit 10.4(1)

   Stock Option Plan--1991 Form 10-K, Exhibit 10.4(2)

   Amendment to Stock Option Plan by the Compensation Committee of the Board of
     Directors--1991 Form 10-K, Exhibit 10.4(3)

   Amendments to Stock Option Plan--1991 Form 10-K, Exhibit 10.4(4)

   Amendment to Stock Option Plan dated December 19, 1986--1991 Form 10-K,
     Exhibit 10.4(5)

   Amendment to Stock Option Plan dated February 22, 1989--filed herewith as
     Exhibit 10.3(6)

   1986 Long-Term Incentive Plan--1991 Form 10-K, Exhibit 10.4(7)

   Amendment No. 1 to 1986 Long-Term Incentive Plan dated October 22, 1986--
     1991 Form 10-K, Exhibit 10.4(8)

   Amendment No. 2 to 1986 Long-Term Incentive Plan effective January 1, 1987--
     1992 Form 10-K, Exhibit 10.3(9)

   Amendment No. 3 to 1986 Long-Term Incentive Plan dated May 4, 1988--filed herewith as Exhibit 10.3(10)

   Amendment No. 4 to 1986 Long-Term Incentive Plan dated May 13, 1988--filed herewith as Exhibit 10.3(11)

   Amendment No. 5 to 1986 Long-Term Incentive Plan dated February 22, 1989
     --filed herewith as Exhibit 10.3(12)

   Amendment No. 6 to 1986 Long-Term Incentive Plan dated May 6, 1992--1992
     Form 10-K Exhibit 10.3(13)

   The A. H. Belo Corporation Employee Savings and Investment Plan--1989 Form
     10-K, Exhibit 10.4(13)

   First Amendment to the A. H. Belo Corporation Employee Savings and
     Investment Plan, dated January 29, 1992--1992 Form 10-K, Exhibit 10.3(15)

   Second Amendment to the A. H. Belo Corporation Employee Savings and
     Investment Plan, dated October 22, 1992--1992 Form 10-K, Exhibit 10.3(16)

   Third Amendment to the A. H. Belo Corporation Employee Savings and
     Investment Plan--First Quarter 1993 Form 10-Q, Exhibit 10.2

   Fourth Amendment to the A. H. Belo Corporation Employee Savings and
     Investment Plan--Post-Effective Amendment No. 1 to Form S-8, Exhibit 4.14

   Fifth Amendment to the A. H. Belo Corporation Employee Savings and
     Investment Plan--filed herewith as Exhibit 10.3(19)

   The G. B. Dealey Retirement Pension Plan (as amended and restated effective
     January 1, 1988)--filed herewith as Exhibit 10.3(20)

    First Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(21)

    Second Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(22)

    Third Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(23)

    Fourth Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(24)

    Fifth Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(25)

    A. H. Belo Corporation Supplemental Executive Retirement Plan--filed herewith as Exhibit 10.3(27)

    Summary of A. H. Belo Corporation Executive Compensation Program--1992 Form
      10-K, Exhibit 10.3(18)

    Employment and Consultation Agreement between A. H. Belo Corporation and
      James P. Sheehan--Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, Exhibit 10.1

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A. H. BELO CORPORATION



                                        By:  /s/ Robert W. Decherd
                                                 Robert W. Decherd
                                             Chairman of the Board, President
                                             & Chief Executive Officer

                                        Dated:  March 18, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        SIGNATURE                               TITLE                                   DATE
        ---------                               -----                                   ----
/S/Robert W. Decherd                       Chairman of the Board, President         March 18, 1994
Robert W. Decherd                          & Chief Executive Officer


/S/Ward L. Huey, Jr.                       Vice Chairman of the                    March 18, 1994
Ward L. Huey, Jr.                          Board and President of the
                                           Company's Broadcast Division

/S/Burl Osborne                            Director, Publisher                     March 18, 1994
Burl Osborne                               and Editor of The Dallas
                                           Morning News, Inc.

/S/John W. Bassett, Jr.                    Director                                March 18, 1994
John W. Bassett, Jr.


/S/Judith L. Craven, M.D., M.P.H.          Director                                March 18, 1994
Judith L. Craven, M.D., M.P.H.


/S/Joe M. Dealey                           Director and Former                     March 18, 1994
Joe M. Dealey                              Chairman of the Board


/S/Dealey D. Herndon                       Director                                March 18, 1994
Dealey D. Herndon


/S/Lester A. Levy                          Director                                March 18, 1994
Lester A. Levy


/S/Arturo Madrid, Ph.D.                    Director                                March 18, 1994
Arturo Madrid, Ph.D.

        SIGNATURE                                    TITLE                                  DATE
        ---------                                    -----                                  ----
/S/James M. Moroney, Jr.                        Director and Former                     March 18, 1994
James M. Moroney, Jr.                           Chairman of the Board


/S/Reece A. Overcash, Jr.                       Director                                March 18, 1994
Reece A. Overcash, Jr.


/S/Hugh G. Robinson                             Director                                March 18, 1994
Hugh G. Robinson


/S/William H. Seay                              Director                                March 18, 1994
William H. Seay


/S/William T. Solomon                           Director                                March 18, 1994
William T. Solomon


/S/Thomas B. Walker, Jr.                        Director                                March 18, 1994
Thomas B. Walker, Jr.


/S/J. McDonald Williams                         Director                                March 18, 1994
J. McDonald Williams


/S/Michael D. Perry                             Senior Vice President and               March 18, 1994
Michael D. Perry                                Chief Financial Officer


/S/Dunia A. Shive                               Controller                              March 18, 1994
Dunia A. Shive

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                                /s/ERNST & YOUNG



Dallas, Texas
January 26, 1994,
except for Note 12, as to which the date is February 23, 1994.

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                                         Years ended December 31,
- -----------------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                                       1993                1992                 1991
- -----------------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                                                $ 335,642              $314,701          $249,737
    Broadcasting                                                          209,193               201,241           181,848
- -----------------------------------------------------------------------------------------------------------------------------
         Total net operating revenues                                     544,835               515,942           431,585
- -----------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits (Note 6)                        161,170               149,139           125,515
    Newsprint, ink and other  supplies                                    105,395                97,498            86,427
    Other production, distribution and operating costs (Note 8)           145,310               151,640           137,722
    Depreciation                                                           25,281                23,547            22,965
    Amortization                                                           12,383                12,492            11,099
    Restructuring charge (Note 2)                                           5,822                     -                 -
- -----------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                    455,361               434,316           383,728
- -----------------------------------------------------------------------------------------------------------------------------
         Earnings from operations                                          89,474                81,626            47,857
- -----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSE
    Interest expense (Note 4)                                             (15,015)              (24,159)          (23,882)
    Other, net                                                              1,119                 4,106            (5,370)
- -----------------------------------------------------------------------------------------------------------------------------
         Total other income and expense                                   (13,896)              (20,053)          (29,252)
- -----------------------------------------------------------------------------------------------------------------------------

EARNINGS
    Earnings before income taxes and cumulative
       effect of change in accounting                                      75,578                61,573            18,605
    Income taxes (Note 5)                                                  31,100                24,403             6,213
- -----------------------------------------------------------------------------------------------------------------------------
    Earnings before cumulative effect of change in accounting              44,478                37,170            12,392
    Cumulative effect of change in accounting for
       income taxes (Note 5)                                                6,599                     -                 -
- -----------------------------------------------------------------------------------------------------------------------------
    Net earnings                                                        $  51,077              $ 37,170          $ 12,392
- -----------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    Earnings before cumulative effect of change in accounting           $    2.20              $   1.90          $    .65
    Cumulative effect of change in accounting                           $     .33              $      -          $      -
    Net earnings                                                        $    2.53              $   1.90          $    .65
- -----------------------------------------------------------------------------------------------------------------------------
 Weighted average common and common equivalent
    shares outstanding                                                     20,204                19,567            19,110
- -----------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

ASSETS                                                                                          December 31,
- ------------------------------------------------------------------------------------------------------------------------
In thousands                                                                                 1993             1992
- ------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and temporary cash investments                                                 $     8,943       $  2,683
   Accounts receivable (net of allowance of
      $3,684 and $3,475 in 1993 and 1992, respectively)                                     80,023         75,021
   Inventories                                                                              11,734          8,569
   Deferred income taxes (Note 5)                                                            6,053          7,377
   Other current assets                                                                     10,632          8,778
- ------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 117,385        102,428
- ------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                                     15,065         14,575
   Buildings                                                                               116,466         89,350
   Newspaper publishing equipment                                                          183,211        139,632
   Broadcast equipment                                                                      93,276         87,426
   Other                                                                                    35,610         34,667
   Advance payments on plant and equipment
      expenditures (Note 8)                                                                  8,679         42,136
- ------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                  452,307        407,786
   Less accumulated depreciation                                                           182,295        170,409
- ------------------------------------------------------------------------------------------------------------------------
      Property, plant and equipment, net                                                   270,012        237,377
- ------------------------------------------------------------------------------------------------------------------------
Intangible assets, net:
   Excess cost over values assigned to tangible
     assets of purchased subsidiaries                                                      333,880        346,648
   Other intangibles                                                                        20,221         21,743
- ------------------------------------------------------------------------------------------------------------------------
           Total intangible assets, net                                                    354,101        368,391
- ------------------------------------------------------------------------------------------------------------------------
Other assets, at cost (Note 6)                                                              54,658         50,331
- ------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                $   796,156       $758,527
========================================================================================================================

A. H. Belo Corporation and Subsidiaries

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         December 31,
- -------------------------------------------------------------------------------------------------------------------
In thousands, except share data                                                           1993            1992
- -------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                      $  16,555       $  18,296
  Accrued compensation and benefits                                                        20,092          17,626
  Other accrued expenses                                                                   12,895          18,087
  Accrued interest payable                                                                  2,219           5,881
  Advance subscription payments                                                             6,913           6,508
  Income taxes payable (Note 5)                                                             1,057           3,318
- -------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              59,731          69,716
- -------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 4)                                                                   277,400         302,151
Deferred income taxes (Note 5)                                                            107,308         101,707
Other liabilities (Note 6)                                                                  5,618           3,711
Commitments and contingent liabilities (Note 8)
Shareholders' equity (Notes 7 and 9):
  Preferred stock, $1.00 par value.  Authorized
    5,000,000 shares; none issued.
  Common stock, $1.67 par value.  Authorized
    150,000,000 shares;
    Series A:  Issued 14,467,182 and 13,433,969 shares
      in 1993 and 1992, respectively;                                                      24,161          22,435
    Series B:  Issued 5,743,099 and 6,157,489 shares
      in 1993 and 1992, respectively.                                                       9,591          10,283
  Additional paid-in capital                                                              116,451          94,005
  Retained earnings                                                                       201,246         161,297
- -------------------------------------------------------------------------------------------------------------------
      Total                                                                               351,449         288,020

  Less deferred compensation - restricted shares                                            5,350           6,778
- -------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                            346,099         281,242
- -------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                        $ 796,156       $ 758,527
- -------------------------------------------------------------------------------------------------------------------





See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
A. H. Belo Corporation and Subsidiaries

Dollars in thousands, except share and per share amounts                      Three years ended December 31, 1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                     COMMON STOCK                                          TREASURY STOCK
                                                                            Additional
                                        Shares        Shares                  Paid-in     Retained       Shares
                                       Series A      Series B      Amount     Capital     Earnings      Series A        Amount
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JAN. 1, 1991               14,314,857    6,781,517      $35,231   $77,773      $215,663     (2,369,644)      $(97,433)

  Exercise of stock options               52,215       96,350          247     3,119
  Shares received upon cancellation
       of restricted shares                                                                               (22,869)          (720)
  Shares received upon
        exercise of options                                                                               (69,752)        (2,136)
  Restricted shares awarded               72,160                       122     2,019
  Amortization of restricted
        shares
  Tax benefit from long-term
        incentive plan                                                           440
  Purchase of treasury stock                                                                              (11,600)          (355)
  Retirement of treasury stock        (2,473,865)                   (4,132)  (12,725)      (83,787)     2,473,865        100,644
  Net earnings                                                                              12,392
  Cash dividends declared
        ($.52 per share)                                                                    (9,760)
  Conversion of Series B
        to Series A                      210,242     (210,242)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1991              12,175,609    6,667,625      $31,468   $70,626      $134,508              -              -

  Exercise of stock options              513,696      183,698        1,165    16,100
  Restricted shares awarded               50,830                        85     2,871
  Amortization of restricted
        shares
  Tax benefit from long-term
        incentive plan                                                         4,408
  Net earnings                                                                              37,170
  Cash dividends declared
        ($.54 per share)                                                                   (10,381)
  Conversion of Series B
        to Series A                      693,834     (693,834)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1992              13,433,969    6,157,489      $32,718   $94,005      $161,297              -              -

  Exercise of stock options              505,295       87,326          990    16,252
  Restricted shares awarded               37,192                        62     2,576
  Amortization of restricted
        shares
  Forfeiture of restricted
        shares                           (10,990)                      (18)     (450)
  Tax benefit from long-term
        incentive plan                                                         4,068
  Net earnings                                                                              51,077
  Cash dividends declared
        ($.56 per share)                                                                   (11,128)
  Conversion of Series B
        to Series A                      501,716     (501,716)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1993              14,467,182    5,743,099      $33,752  $116,451      $201,246              -              -
- ----------------------------------------------------------------------------------------------------------------------------------






































                                     Deferred
                                   Compensation
                                    Restricted
                                     Shares         Total
- -------------------------------------------------------------
BALANCE AT JAN. 1, 1991              $(7,013)      $224,221

  Exercise of stock options                           3,366
  Shares received upon cancellation
       of restricted shares              720              -
  Shares received upon
        exercise of options                          (2,136)
  Restricted shares awarded           (2,141)             -
  Amortization of restricted
        shares                         1,889          1,889
  Tax benefit from long-term
        incentive plan                                  440
  Purchase of treasury stock                           (355)
  Retirement of treasury stock                            -
  Net earnings                                       12,392
  Cash dividends declared
        ($.52 per share)                             (9,760)
  Conversion of Series B
        to Series A                                       -
- -------------------------------------------------------------
BALANCE AT DEC. 31, 1991             $(6,545)      $230,057

  Exercise of stock options                          17,265
  Restricted shares awarded           (2,956)             -
  Amortization of restricted
        shares                         2,723          2,723
  Tax benefit from long-term
        incentive plan                                4,408
  Net earnings                                       37,170
  Cash dividends declared
        ($.54 per share)                            (10,381)
  Conversion of Series B
        to Series A                                       -
- -------------------------------------------------------------
BALANCE AT DEC. 31, 1992             $(6,778)      $281,242

  Exercise of stock options                          17,242
  Restricted shares awarded           (2,638)             -
  Amortization of restricted
        shares                         3,781          3,781
  Forfeiture of restricted
        shares                           285           (183)
  Tax benefit from long-term
        incentive plan                                4,068
  Net earnings                                       51,077
  Cash dividends declared
        ($.56 per share)                            (11,128)
  Conversion of Series B
        to Series A                                       -
- -------------------------------------------------------------
BALANCE AT DEC. 31, 1993             $(5,350)      $346,099
- -------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries


CASH PROVIDED (USED)                                                           Years ended December 31,
- -------------------------------------------------------------------------------------------------------------------
In thousands                                                              1993           1992            1991
- -------------------------------------------------------------------------------------------------------------------
OPERATIONS
  Net earnings                                                        $   51,077      $ 37,170          $12,392
  Adjustments to reconcile net earnings to net cash
    provided by operations:
      Depreciation and amortization                                       37,664        36,039           34,064
      Deferred income taxes                                               10,969         6,511          (23,270)
      Non-cash adjustments and allowances                                    209         1,617            6,134
      Cumulative effect of change in accounting (Note 5)                  (6,599)            -                -
      Restructuring charge (Note 2)                                        5,822             -                -
      Other, net                                                           1,262         2,492           (5,474)
      Net change in current assets and liabilities:
         Accounts receivable                                              (5,211)       (3,021)          (4,495)
         Inventories and other current assets                             (6,685)       (1,335)             620
         Accounts payable                                                 (1,338)        2,318           (3,256)
         Accrued compensation and benefits                                 2,466         4,424           (2,819)
         Other accrued liabilities                                        (5,518)          279             5,957
         Accrued interest payable                                         (3,662)       (2,938)            3,579
         Income taxes payable                                              4,362        (5,220)           10,032
- -------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                     84,818        78,336            33,464
- -------------------------------------------------------------------------------------------------------------------
INVESTMENTS
  Capital expenditures                                                   (62,130)      (27,145)          (19,741)
  Acquisition of Dallas Times Herald assets (Note 3)                           -             -           (55,673)
  Acquisition of other assets                                                  -       (22,624)           (8,898)
  Asset dispositions                                                       2,458           848               824
- -------------------------------------------------------------------------------------------------------------------
      Net cash used for investments                                      (59,672)      (48,921)          (83,488)
- -------------------------------------------------------------------------------------------------------------------
FINANCING
  Repayment of long-term debt                                           (200,000)            -                 -
  Net proceeds from (payments on) revolving debt                         175,000       (35,000)           57,000
  Payments of dividends on stock                                         (11,128)      (10,381)           (9,760)
  Payments to repurchase stock                                                 -             -              (355)
  Net proceeds from exercise of stock options                             17,242        17,265             1,230
- -------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) financing                          (18,886)      (28,116)           48,115
- -------------------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash and
              temporary cash investments                                   6,260         1,299            (1,909)
- -------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of year                   2,683         1,384             3,293
Cash and temporary cash investments at end of year                    $    8,943      $  2,683          $  1,384
- -------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES (NOTE 10)
- -------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of A. H. Belo Corporation (the "Company" or "Belo") and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions.

         Certain amounts for the prior years have been reclassified to conform to the current year presentation.

B) STATEMENT OF CASH FLOWS For the purpose of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are carried at cost which approximates fair value.

C) INVENTORIES Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

D) PROPERTY, PLANT AND EQUIPMENT Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:


                                                  ESTIMATED
                                                 USEFUL LIVES
         Buildings and improvements               5-20 years
         Newspaper publishing equipment           5-20 years
         Broadcast equipment                      7-15 years
         Other                                    3-10 years





E) INTANGIBLE ASSETS, NET Intangible assets, net includes primarily the excess cost applicable to subsidiaries acquired since 1984 which is being amortized on a straight-line basis over 40 years. The carrying value of intangible assets is periodically reviewed to determine if impairment exists. In 1993, the Company determined that excess cost associated with its suburban newspaper operations was not recoverable (see Note 2).

         Also included in Intangible assets, net is the intangible asset acquired in 1991 (see Note 3) which is being amortized on a straight-line basis over its currently estimated useful life of 18 years. Accumulated amortization of intangible assets was $112,775,000 and $100,392,000 at December 31, 1993 and 1992, respectively.

F) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during the period, including common equivalent shares representing dilutive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 2:  RESTRUCTURING CHARGE

         The Consolidated Statement of Earnings for 1993 includes a $5,822,000 charge related to Dallas-Fort Worth Suburban Newspapers, Inc. ("DFWSN"), that consists primarily of the write-off of goodwill and a reduction in the carrying value of production assets to their fair value. The production assets adjusted include building and improvements and publishing equipment. The charge was recognized in conjunction with the decision to restructure DFWSN upon the determination that the carrying value of these assets was not recoverable.
Fair value of production assets was determined principally by market value.
The restructuring was substantially completed in January 1994.


NOTE 3:  ACQUISITION

         In December 1991, the Company acquired substantially all of the operating assets of the Dallas Times Herald newspaper for $55,673,000, after the newspaper's owner, Times Herald Printing Company, ceased publication of the newspaper. The majority of the assets acquired consisted of newspaper presses and other operating equipment, land, buildings and intangible assets.
Following the Company's purchase price allocation, $28,717,000 was included in property, plant and equipment and $23,135,000 was included in intangible assets, net.


NOTE 4:  LONG-TERM DEBT

         Long-term debt consists of the following:

                 ----------------------------------------------------------------------------------
                 In thousands                                            1993               1992
                 ----------------------------------------------------------------------------------
                 Revolving credit agreement                          $250,000           $  30,000
                 Short-term unsecured notes classified
                    as long-term debt                                  21,000              66,000
                 9.45% Unsecured Notes due 1993                            -              100,000
                 8 5/8% Unsecured Notes due 1996                           -               99,751
                 Other                                                  6,400               6,400
                 ----------------------------------------------------------------------------------
                                                                     $277,400            $302,151
                                                                     ==============================

         At the end of 1993, the Company had access to $450,000,000 in revolving credit on which the borrowings were $250,000,000 and $30,000,000 at December 31, 1993 and 1992, respectively. Average interest rates were 3.7 percent and 4.2 percent in 1993 and 1992, respectively. Loans under the revolving credit agreement bear interest at a rate based, at the option of the Company, on the participating bank's prime rate, certificate of deposit rate or LIBOR. The agreement also provides for commitment fees ranging from 1/8 to 1/4 percent per annum depending on the amount of unused commitment. Each January 1 and July 1, until expiration of the commitment on July 1, 1998, the commitment is reduced. Available credit as of January 1, 1994 is $418,750,000. No mandatory repayment of amounts outstanding at December 31, 1993, including short-term borrowings classified as long-term, would be required to be made until January 1, 1996.

         The revolving credit agreement contains certain covenants, including the maintenance of cash flow in relation to both the Company's leverage and its fixed charges, and a limitation on repurchases of the Company's stock. The Company is in compliance with these covenants at December 31, 1993.

         During 1993, the Company continued to use various short-term unsecured notes as an additional source of financing. At both December 31, 1993 and 1992, the average interest rate on this debt was 3.7 percent. Due to the Company's intent to renew the short-term notes and its continued ability to refinance this debt on a long-term basis through its revolving credit agreement, $21,000,000 and $66,000,000 of short-term notes outstanding at December 31, 1993 and 1992, respectively, have been classified as long-term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


         The 9.45% Unsecured Notes matured on January 15, 1993 and were redeemed using proceeds from the revolving credit agreement. On December 16, 1993, the Company exercised an option to redeem its 8 5/8% Unsecured Notes due in 1996 at par plus accrued interest, also using proceeds from the revolving credit agreement.

         In 1993, 1992 and 1991, the Company incurred interest costs of $16,976,000, $24,554,000 and $24,254,000, respectively, of which $1,961,000,
$395,000 and $372,000, respectively, were capitalized as components of construction cost.

         At December 31, 1993, the Company had outstanding letters of credit of $7,509,000 issued in the ordinary course of business.

         During 1993, the Company entered into agreements that cap at 6 percent the interest on $75,000,000 of variable rate borrowings. These agreements expire in 1996.

         Because substantially all of the Company's debt is due under the variable rate revolving credit agreement, no significant differences exist between the carrying value and fair value.


NOTE 5:  INCOME TAXES

         Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" changing to the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by SFAS No. 109, prior years' financial statements have not been restated to reflect the change. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 is to increase net earnings by $6,599,000 or 33 cents per share.

         Subsequent to the adoption of SFAS No. 109, the federal income tax rate was increased from 34 percent to 35 percent, retroactive to January 1, 1993. The Company's deferred taxes were adjusted to reflect the new tax rate, resulting in an increase in deferred tax expense of $2,249,000. Deferred tax expense also reflects a decrease of $1,000,000 for the reversal of certain tax accruals as a result of new tax legislation regarding the amortization of intangibles.

         Income tax expense (benefit) consists of the following:

         ----------------------------------------------------------------------------------------------------
         In thousands                                            1993            1992               1991
         ----------------------------------------------------------------------------------------------------
         Current
           Federal                                           $17,385          $15,585          $  27,477
           State                                               2,746            2,307              2,006
         ----------------------------------------------------------------------------------------------------
              Total current                                   20,131           17,892             29,483
         ----------------------------------------------------------------------------------------------------
         Deferred                                             10,969            6,511            (23,270)
         ----------------------------------------------------------------------------------------------------
         Total                                               $31,100          $24,403          $   6,213
         ----------------------------------------------------------------------------------------------------
         Effective tax rate                                     41.1%            39.6%              33.4%
         ----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


         Income tax provisions for the years ended December 31, 1993, 1992 and 1991 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:


         ----------------------------------------------------------------------------------------------------
         In thousands                                           1993             1992               1991
         ----------------------------------------------------------------------------------------------------
         Computed expected income tax expense                $26,452          $20,935           $ 6,326
         Amortization of excess cost                           2,235            2,235             2,226
         Effect of 1% rate increase on deferred taxes          2,249                -                 -
         Reduction for change in law regarding
           amortization of acquired intangible asset          (1,000)               -                 -
         State income taxes                                    2,601            2,001             1,324
         Undistributed earnings in equity affiliate                -             (670)                -
         IRS tax settlement                                        -                -            (3,783)
         Other                                                (1,437)             (98)              120
         ----------------------------------------------------------------------------------------------------
                                                             $31,100          $24,403           $ 6,213
         ----------------------------------------------------------------------------------------------------

         During 1992, the Company and one of its equity affiliates settled a claim against the United States Navy which resulted in an increase in equity in earnings of an equity affiliate of $1,901,000, on which no taxes were provided by the Company because such undistributed earnings are expected to remain invested in that affiliate.

         During December 1991, the Company reached a settlement with the Internal Revenue Service ("IRS") resolving all pending audit issues in connection with an IRS examination of the Company's tax returns for 1984 through 1988. The principal issue in the examination was the deductibility of the amortization of value of network affiliation agreements and FCC licenses of four of the Company's television stations acquired in 1984. The settlement resulted in a $6,787,000 increase in net earnings from the reversal of excess income taxes and interest accruals in connection with the IRS examination.

          Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993, are as follows:

             In thousands
             -------------------------------------------------------------------------
             Deferred tax liabilities:
                 Excess tax depreciation and amortization                   $102,297
                 Deferred gain on sale of assets                               5,425
                 Expenses deductible for tax purposes in a year
                     different than the year accrued                           4,610
                 Other                                                         4,829
             -------------------------------------------------------------------------
                     Total deferred tax liabilities                         $117,161
             -------------------------------------------------------------------------
             Deferred tax assets:
                 State taxes                                                $  4,448
                 Deferred compensation                                         3,048
                 Expenses deductible for tax purposes in a year
                     different than the year accrued                           4,950
                 Other                                                         3,460
             -------------------------------------------------------------------------
                     Total deferred tax assets                              $ 15,906
             -------------------------------------------------------------------------
                          Net deferred tax liability                        $101,255
             -------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


         The sources of deferred income taxes and the tax effect of each for years prior to the adoption of SFAS No. 109 are as follows:

         In thousands                                                             1992             1991
         -------------------------------------------------------------------------------------------------
         Excess tax depreciation and amortization                                $3,220         $(19,037)
         Interest expense                                                           337            2,800
         Alternative Minimum Tax                                                  3,965           (3,068)
         Other expenses deductible for tax purposes
            in a year different than the year accrued                            (3,034)          (1,782)
         Other, net                                                               2,023           (2,183)
         -------------------------------------------------------------------------------------------------
                                                                                 $6,511         $(23,270)
         -------------------------------------------------------------------------------------------------

NOTE 6:  EMPLOYEE RETIREMENT PLANS

         The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the average of the employee's five years of highest annual compensation earned during the most recently completed ten years of employment.

         The funding policy is to contribute annually to the plan an amount at least equal to the minimum required contribution for a qualified retirement plan, but not in excess of the maximum tax deductible contribution.

         The following table sets forth the plan's funded status and prepaid pension costs (included in other assets on the Consolidated Balance Sheets) at December 31, 1993 and 1992:


         In thousands                                                              1993              1992
         --------------------------------------------------------------------------------------------------
         Actuarial present value of benefit obligation:
            Vested benefit obligation                                            $(65,824)        $(51,553)
            Accumulated benefit obligation                                       $(66,225)        $(51,896)
            Projected benefit obligation for service
               rendered to date                                                  $(83,236)        $(60,697)
         Plan assets at fair value, invested primarily
            in equity securities                                                   74,754           65,186
         --------------------------------------------------------------------------------------------------
         Plan assets (less than) in excess of projected benefit
             obligation                                                            (8,482)           4,489
         Unrecognized net loss                                                     25,031            9,886
         Unrecognized net transition asset being recognized
             over 12.3 years                                                       (5,302)          (6,535)
         Unrecognized prior service cost                                              915            1,060
         --------------------------------------------------------------------------------------------------
         Prepaid pension cost                                                    $ 12,162         $  8,900
         --------------------------------------------------------------------------------------------------

         The increase in unrecognized net loss is the result of the change in the discount rate from 9 percent to 7.5 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

         The net periodic pension cost (benefit) includes the following components:


         In thousands                                              1993              1992           1991
         ----------------------------------------------------------------------------------------------------
         Service cost - benefits earned during the period       $ 2,284          $ 1,858        $ 1,449
         Interest cost on projected benefit obligation            5,782            5,109          4,381
         Actual return on plan assets                            (9,294)          (3,447)        (8,021)
         Net amortization and deferral                            1,784           (4,563)           407
         ----------------------------------------------------------------------------------------------------
         Net periodic pension cost (benefit)                   $    556          $(1,043)       $(1,784)
         ----------------------------------------------------------------------------------------------------

         Assumptions used in the accounting for the defined benefit plan are:

                                                                        1993          1992           1991
         ----------------------------------------------------------------------------------------------------
         Discount rate in determining benefit obligation            7.50%            9.00%         9.00%
         Discount rate in determining net periodic pension
            cost (benefit)                                          9.00%            9.00%         9.50%
         Expected long-term rate of return on assets               10.25%           11.00%        10.00%
         Rate of increase in future compensation                    5.00%            5.00%         6.00%
         ----------------------------------------------------------------------------------------------------

         The Company sponsors a defined contribution plan that covers substantially all of its employees. Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company will match a portion of the employee's contributions. The Company's contributions totaled $1,895,000, $1,135,000 and $799,000 in 1993, 1992 and
1991, respectively. Contributions were higher in 1993 following a change in the Company's matching percentage from 35 percent to 50 percent.

         The Company also sponsors unfunded non-qualified retirement and death benefit plans for key employees. The Company had recorded a liability for these plans of $3,994,000 and $2,174,000 at December 31, 1993 and 1992,
respectively, most of which is classified as long-term in other liabilities on the Consolidated Balance Sheets. Expense recognized in 1993, 1992 and 1991 was $1,412,000, $908,000 and $405,000, respectively.


NOTE 7:  LONG-TERM INCENTIVE PLAN

         The Company's current long-term incentive plan has been in place since 1986. There are, however, stock options awarded under a prior plan, which will remain outstanding until they are exercised, canceled or expire. The following table presents the status of the stock options awarded under the prior plan. At December 31, 1993, all of these options were exercisable.

         PRIOR STOCK OPTION PLAN
         ----------------------------------------------------------------------------------------------------
                                                              SHARES            SHARES           OPTION PRICE
                                                              SERIES A          SERIES B         PER SHARE
         ----------------------------------------------------------------------------------------------------
         Options outstanding at January 1, 1991                236,964          237,874          $  9-26
               Exercised                                       (32,275)         (66,915)            9-26
         ----------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1991              204,689          170,959          $  9-26
               Exercised                                      (181,899)        (117,819)            9-26
         ----------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1992               22,790           53,140          $ 20-26
             Exercised                                         (20,925)         (50,195)           20-26
         ----------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1993                1,865            2,945          $ 22-26
         ----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

         Awards under the 1986 long-term incentive plan may be granted to employees in the form of incentive stock options, non-qualified stock options, restricted shares or performance units, the values of which are based on the long-term performance of the Company. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. The plan was amended in 1988 to provide for a one-time grant of non-qualified options to purchase 2,500 shares of Series A Common Stock to non-employee directors and to eliminate the previous limit on the number of restricted shares that may be issued. The plan was also amended in 1992 to provide for automatic annual grants through 1997 of non-qualified options to non-employee directors serving after the 1992 Annual Meeting of Shareholders and an additional one-time grant of options to purchase 10,000 shares of Series A Common Stock to those directors subsequently elected. The amendment also increased the number of shares for which awards could be made under the plan.

         The maximum aggregate number of shares of common stock that may be granted in relation to options, restricted shares and rights, and limited rights issued without accompanying options is 3,600,000 less the number of performance units granted under the plan. The maximum number of performance units that may be granted under the plan is 3,600,000 less the number of options, restricted shares and rights, and limited rights issued without accompanying options granted.

         Grants made under the 1986 long-term incentive plan during 1993, 1992 and 1991 are summarized below:

1986 LONG-TERM INCENTIVE PLAN

                                   NON-QUALIFIED STOCK OPTIONS                      RESTRICTED SHARES
                                                             OPTION
                                SHARES        SHARES         PRICE        SHARES          SHARES        PRICE
                               SERIES A      SERIES B      PER SHARE     SERIES A        SERIES B     PER SHARE
- -------------------------------------------------------------------------------------------------------------------
Outstanding at Jan. 1, 1991  1,163,104       187,850        $24-37       296,170          50,000        $24-38
    Granted                    502,720             -         29-30        72,160               -         29-32
    Exercised                  (19,940)      (29,435)        24-26             -               -             -
    Vested                           -             -             -       (32,988)        (29,750)        24-38
    Canceled                   (17,800)            -         24-37       (22,869)              -            32
- -------------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1991 1,628,084       158,415        $24-37       312,473          20,250        $24-38
    Granted                    314,580             -            40        50,830               -         40-42
    Exercised                 (331,797)      (65,879)        24-37             -               -             -
    Vested                           -             -             -       (71,488)        (20,250)        24-42
    Canceled                   (15,140)         (240)        25-37             -               -             -
- -------------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1992 1,595,727        92,296        $24-40       291,815               -        $29-42
    Granted                    317,955             -         40-49        37,192               -         49-53
    Exercised                 (484,370)      (37,131)        24-40             -               -         29-53
    Vested                           -             -             -      (106,225)              -             -
    Canceled                   (61,285)            -         29-40       (10,990)              -         29-49
- -------------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1993 1,368,027        55,165        $24-49       211,792               -        $29-53
- -------------------------------------------------------------------------------------------------------------------

         The non-qualified options granted under the Company's long-term incentive plan become exercisable in cumulative installments over a period of three years. On December 31, 1993, of the 1,423,192 options outstanding, 821,659 were exercisable. Performance units and shares of Series A Common Stock reserved for grants under the plan were 613,874 and 896,746 at December 31, 1993 and 1992, respectively.

         A provision for the restricted shares is made ratably over the restriction period. Expense recognized under the plan for restricted shares was $3,598,000, $2,723,000 and $1,889,000 in 1993, 1992 and 1991, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in certain claims and litigation related to its operations. In the opinion of Management, liabilities, if any, arising from these claims and litigation are either covered by insurance or would not have a material adverse effect on the consolidated financial statements of the Company. In 1991, the Company recorded a $4,000,000 accrual for a judgment resulting from an unfavorable verdict in an employment-related lawsuit.

         Commitments for the purchase of first-run broadcast film contract rights totaled approximately $60,635,000 at December 31, 1993.

         Advance payments on plant and equipment expenditures at December 31, 1993 primarily relate to renovations of existing facilities owned by certain Belo broadcasting stations. Required future payments for capital expenditures are $9,992,000 and $882,000 in 1994 and 1995, respectively.

         In December 1993, the Company purchased the building in which it had been leasing office space. The building had been constructed by a partnership in which the Company was a limited partner prior to 1992. Lease expense for the building in 1991 was $2,807,000. Total lease expense for property and equipment, including the office space through November 1993, was $5,447,000, $6,130,000 and $5,780,000 in 1993, 1992 and 1991, respectively.

         Future minimum rental payments for operating lease agreements are as follows:

                     In thousands
                     ---------------------------------------------
                     1994                                $2,018
                     1995                                   989
                     1996                                   315
                     1997                                    81
                     1998                                    67
                     1999 and beyond                         31
                     ---------------------------------------------
                                                          $3,501
                     ---------------------------------------------


NOTE 9:  COMMON AND PREFERRED STOCK

         The Company has two series of common stock authorized, issued and outstanding, Series A and Series B. The shares are identical except that Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Series B shares are convertible at any time on a one-for-one basis into Series A shares.

         Each outstanding share of common stock is accompanied by one preferred share purchase right which entitles shareholders to purchase 1/100th of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of the Company's common stock or makes a tender offer for at least 30 percent of its common stock. The rights expire in 1996. If the Company is acquired in a merger or business combination, each right has an initial exercise price of $175 (subject to adjustment) and can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to one one-hundredth of the number of shares of common stock issued and outstanding plus the number of shares reserved for grant under the 1986 Long-Term Incentive Plan and Stock Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 10:  SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash provided by operations reflects cash payments for interest and income taxes as follows:

                 In thousands                             1993              1992           1991
                 ---------------------------------------------------------------------------------
                 Interest paid, net of amounts
                   capitalized                           $18,677          $27,097         $29,192
                 Income taxes paid, net of refunds       $15,679          $23,112         $20,338
                 ---------------------------------------------------------------------------------

NOTE 11:  INDUSTRY SEGMENT INFORMATION

         The Company operates in two industries: newspaper publishing and television broadcasting. Operations in the newspaper publishing industry involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. Operations in the broadcast industry involve the sale of air time for advertising and the broadcast of entertainment, news and other programming for both local markets and syndication. Net operating revenues by industry segment include sales to unaffiliated customers and intersegment revenues, which before their elimination, are accounted for on the same basis as revenues from unaffiliated customers.

         Selected segment data is as follows:

         In thousands                                                1993               1992         1991
         -----------------------------------------------------------------------------------------------------
         NET OPERATING REVENUES
            Newspaper publishing                                   $335,651           $314,718      $249,755
            Broadcasting                                            209,457            201,241       181,847
            Intersegment revenues                                      (273)               (17)          (17)
         -----------------------------------------------------------------------------------------------------
                                                                   $544,835           $515,942      $431,585
         -----------------------------------------------------------------------------------------------------
         EARNINGS FROM OPERATIONS
            Newspaper publishing                                   $ 44,293(A)        $ 42,974      $ 21,417
            Broadcasting                                             63,240(B)          56,461        41,553 (C)
            Corporate expenses                                       (18,059)          (17,809)      (15,113)(D)
         -----------------------------------------------------------------------------------------------------
                                                                    $ 89,474          $ 81,626      $ 47,857
         -----------------------------------------------------------------------------------------------------
         IDENTIFIABLE ASSETS
            Newspaper publishing                                    $263,855          $245,589      $246,772
            Broadcasting                                             446,175           444,237       456,008
            Other                                                     86,126            68,701        43,604
         -----------------------------------------------------------------------------------------------------
                                                                    $796,156          $758,527      $746,384
         -----------------------------------------------------------------------------------------------------
         DEPRECIATION AND AMORTIZATION
            Newspaper publishing                                    $ 17,374          $ 16,247      $ 14,640
            Broadcasting                                              20,039            19,460        19,057
            Other                                                        251               332           367
        ------------------------------------------------------------------------------------------------------
                                                                    $ 37,664          $ 36,039      $ 34,064
         -----------------------------------------------------------------------------------------------------
         CAPITAL EXPENDITURES
            Newspaper publishing                                    $ 36,765          $ 17,381      $  6,224
            Broadcasting                                              16,996             9,666        13,309
            Other                                                      8,369                98           208
         -----------------------------------------------------------------------------------------------------
                                                                    $ 62,130          $ 27,145      $ 19,741
         -----------------------------------------------------------------------------------------------------

(A) Included in Newspaper publishing earnings from operations in 1993 is a $5,822,000 restructuring charge consisting primarily of the write-off of goodwill and a reduction in the carrying value of production assets related to the restructuring of DFWSN (see Note 2).
(B) Included in Broadcasting earnings from operations in 1993 is a $3,349,000 reversal of certain music license fee accruals.
(C) Included in Broadcasting earnings from operations in 1991 is a $788,000 provision for early retirement costs, a $1,259,000 write-down of certain broadcast film contract rights and a $4,000,000 accrual for an adverse judgement in an employment-related lawsuit.
(D) Included in corporate expenses in 1991 is a $1,500,000 settlement of an antitrust lawsuit as part of the agreement to acquire the Dallas Times Herald assets (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 12:  SUBSEQUENT EVENT

         On February 23, 1994, the Company announced an agreement in principle to purchase the assets of a television broadcast station in New Orleans, Louisiana for $110,000,000. The Company anticipates that the acquisition will be financed using borrowings from its revolving credit agreement. The transaction, which is subject to the signing of a definitive agreement, as well as customary closing conditions, including approval by appropriate government agencies, will be accounted for as a purchase. The Company expects that a definitive agreement will be entered into by early spring and that the transaction will be completed during the third quarter of 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 13:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the Unaudited Quarterly Results of Operations for 1993 and 1992:

In thousands, except per share amounts             1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
- -------------------------------------------------------------------------------------------------------------------
1993
 Net operating revenues
     Newspaper publishing                          $ 78,780         $   84,747          $ 83,309       $  88,815
     Broadcasting                                    44,122             59,154            49,314          56,867
     Intersegment revenues                              (62)               (97)              (84)            (30)
- -------------------------------------------------------------------------------------------------------------------
                                                   $122,840         $  143,804          $132,539       $ 145,652
- -------------------------------------------------------------------------------------------------------------------
Earnings from operations
     Newspaper publishing                          $ 11,010         $   13,160          $ 10,887       $   9,236(D)
     Broadcasting                                     8,283             22,042            12,187          20,728(E)
     Corporate expenses                              (3,737)            (4,985)           (3,686)         (5,651)
- -------------------------------------------------------------------------------------------------------------------
                                                   $ 15,556         $   30,217          $ 19,388       $  24,313
- -------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
   change in accounting                            $  7,271         $   16,143          $  7,934       $  13,130
Cumulative effect of change in accounting             6,599(A)               -                 -               -
- -------------------------------------------------------------------------------------------------------------------
Net earnings                                       $ 13,870         $   16,143          $  7,934(C)    $  13,130
- -------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
   Before cumulative effect
     of change in accounting                       $    .37         $      .80          $    .39       $     .64
   Cumulative effect of change in accounting       $    .33         $        -          $      -       $       -
   Net earnings                                    $    .70         $      .80          $    .39       $     .64
- -------------------------------------------------------------------------------------------------------------------
1992
Net operating revenues
     Newspaper publishing                          $ 71,176         $   80,943          $ 78,916       $  83,683
     Broadcasting                                    43,533             53,221            48,887          55,600
     Intersegment revenues                               (1)              (14)               (1)              (1)
- -------------------------------------------------------------------------------------------------------------------
                                                   $114,708         $ 134,150           $127,802       $ 139,282
- -------------------------------------------------------------------------------------------------------------------
Earnings from operations
     Newspaper publishing                          $  7,703         $  14,117           $ 11,157       $   9,997
     Broadcasting                                     8,780            17,102             12,544          18,035
     Corporate expenses                              (3,697)           (4,522)            (4,615)         (4,975)
- -------------------------------------------------------------------------------------------------------------------
                                                   $ 12,786         $  26,697           $ 19,086       $  23,057
- -------------------------------------------------------------------------------------------------------------------
Net earnings                                       $  6,453(B)      $  12,452           $  7,117       $  11,148(F)
- -------------------------------------------------------------------------------------------------------------------
Net earnings per common and
   common equivalent share                         $    .33         $     .63           $    .36       $     .56
- -------------------------------------------------------------------------------------------------------------------

(A) Amount represents the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes" (see Note 5).
(B) A settlement of a claim against the United States Navy was reached in which the Company and one of its equity affiliates were among the plaintiffs. The Company's portion of the settlement and its equity in earnings of the affiliate increased earnings before income taxes by $4,019,000 and net earnings by $3,235,000 or 16 cents per share. The $4,019,000 gain is included in Other, net on the Consolidated Statements of Earnings. The equity in earnings amounted to $1,901,000, on which no taxes are provided by the Company because such undistributed earnings are expected to remain invested in that affiliate.
(C) Belo's income tax provision in the third quarter reflects a $2,249,000 charge representing an adjustment to deferred taxes following an increase in the federal income tax rate from 34 percent to 35 percent (see Note 5).
(D) Included in Newspaper publishing earnings from operations for the fourth quarter of 1993 is a $5,822,000 restructuring charge consisting primarily of the write-off of goodwill and a reduction in the carrying value of production assets related to the restructuring of DFWSN (see Note 2).
(E) Included in Broadcasting earnings from operations for the fourth quarter of 1993 is a $3,349,000 reversal of certain music license fee accruals.
(F) Belo's income tax provision in the fourth quarter of 1992 reflects a $1,101,000 benefit resulting from the favorable resolution of a franchise tax issue.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Management of A. H. Belo Corporation is responsible for the preparation of the Company's consolidated financial statements, as well as for their integrity and objectivity. Those statements are prepared using generally accepted accounting principles, they include amounts that are based on our best estimates and judgments, and we believe they are not misstated due to material fraud or error. Management has also prepared the other information in the Annual Report and is responsible for its accuracy and its consistency with the financial statements.

Management maintains a system of internal control that is designed to provide reasonable assurance of the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. That system of internal control provides for appropriate division of responsibility, and is documented in written policies and procedures. These policies and procedures are updated as necessary and communicated to those employees having a significant role in the financial reporting process. Management continually monitors the system of internal control for compliance.

Management believes that, as of December 31, 1993, the Company's system of internal control is adequate to accomplish the objectives described above. Management recognizes, however, that no system of internal control can ensure the elimination of all errors and irregularities, and it recognizes that the cost of the internal controls should not exceed the value of the benefits derived.

Finally, Management recognizes its responsibility for fostering a strong ethical climate within the Company according to the highest standards of personal and professional conduct, and this responsibility is delineated in the Company's written statement of business conduct. That statement of business conduct addresses, among other things, the necessity for due diligence and integrity, avoidance of potential conflicts of interest, compliance with all applicable laws and regulations, and the confidentiality of proprietary information.


/S/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President & Chief Executive Officer



/S/ Michael D. Perry
Michael D. Perry
Senior Vice President & Chief Financial Officer

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
A. H. Belo Corporation and Subsidiaries



In thousands
- -------------------------------------------------------------------------------------------------------------------
                                        BALANCE AT                                      RETIREMENTS        BALANCE
                                         BEGINNING    ADDITIONS,          OTHER          AND OTHER         AT END
CLASSIFICATION                           OF PERIOD       AT COST       ADDITIONS(1)    ADJUSTMENTS(2)     OF PERIOD
- -------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1993
     Land                                 $ 14,575        $   915       $      -         $   (425)      $ 15,065
     Buildings                              89,350          9,670              -           17,446        116,466
     Newspaper publishing equipment        139,632          3,061              -           40,518        183,211
     Broadcast equipment                    87,426          8,948              -           (3,098)        93,276
     Other                                  34,667          1,889              -             (946)         35,610
     Advance payments on plant and
       equipment expenditures               42,136         37,647              -          (71,104)         8,679
- -------------------------------------------------------------------------------------------------------------------
                                          $407,786        $62,130       $      -         $(17,609)      $452,307
- -------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1992
     Land                                 $ 13,626        $   949       $      -         $      -       $ 14,575
     Buildings                              87,613          1,862              -             (125)        89,350
     Newspaper publishing equipment        137,860          1,567          2,370           (2,165)       139,632
     Broadcast equipment                    77,195         12,622              -           (2,391)        87,426
     Other                                  33,520          3,699          1,092           (3,644)        34,667
     Advance payments on plant and
       equipment expenditures               10,435          6,446         25,255                -         42,136
- -------------------------------------------------------------------------------------------------------------------
                                          $360,249        $27,145       $ 28,717         $ (8,325)      $407,786
- -------------------------------------------------------------------------------------------------------------------

 YEAR ENDED DECEMBER 31, 1991
     Land                                 $ 13,434        $    10       $      -         $    182       $ 13,626
     Buildings                              85,775          2,244              -             (406)        87,613
     Newspaper publishing equipment        136,132          2,039              -             (311)       137,860
     Broadcast equipment                    77,358          6,487              -           (6,650)        77,195
     Other                                  33,910          3,715              -           (4,105)        33,520
     Advance payments on plant and
       equipment expenditures                5,189          5,246              -                -         10,435
- -------------------------------------------------------------------------------------------------------------------
                                          $351,798        $19,741       $      -         $(11,290)      $360,249
- -------------------------------------------------------------------------------------------------------------------





(1) Amounts represent allocation of purchase price for assets acquired from the Dallas Times Herald in December 1991.
(2) In 1993, retirements and other adjustments includes the reclassification of advance payments related to completion of the expansion of The Dallas Morning News' North Plant production facility, and the reduction of the carrying value of certain assets of DFWSN.

SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
A. H. Belo Corporation and Subsidiaries



In thousands
- ------------------------------------------------------------------------------------------------------------------------
                                                    BALANCE AT                       RETIREMENTS           BALANCE
                                                    BEGINNING                         AND OTHER            AT END
CLASSIFICATION                                      OF PERIOD      ADDITIONS        ADJUSTMENTS(1)        OF PERIOD
- ------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1993
     Buildings                                      $  40,093     $    4,336       $    (1,815)           $ 42,614
     Newspaper publishing equipment                    50,578         10,238            (3,995)             56,821
     Broadcast equipment                               56,513          6,476            (3,954)             59,035
     Other                                             23,225          4,231            (3,631)             23,825
- ------------------------------------------------------------------------------------------------------------------------
                                                    $ 170,409     $   25,281       $   (13,395)           $182,295
- ------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1992
     Buildings                                      $  35,763     $    3,946       $       384            $ 40,093
     Newspaper publishing equipment                    43,918          9,285            (2,625)             50,578
     Broadcast equipment                               52,465          6,304            (2,256)             56,513
     Other                                             22,193          4,012            (2,980)             23,225
- ------------------------------------------------------------------------------------------------------------------------
                                                    $ 154,339     $   23,547       $    (7,477)           $170,409
- ------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1991
     Buildings                                      $  31,723     $    4,164       $      (124)           $ 35,763
     Newspaper publishing equipment                    35,552          8,753              (387)             43,918
     Broadcast equipment                               53,250          6,244            (7,029)             52,465
     Other                                             21,438          3,804            (3,049)             22,193
- ------------------------------------------------------------------------------------------------------------------------
                                                    $ 141,963     $   22,965       $   (10,589)           $154,339
- ------------------------------------------------------------------------------------------------------------------------




(1) In 1993, retirements and other adjustments includes the reduction of the carrying value of certain assets of DFWSN.

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
A. H. Belo Corporation and Subsidiaries




In thousands
- ------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                           BALANCE AT      CHARGED         CHARGED                            BALANCE
                                            BEGINNING      TO COSTS &     TO OTHER                             AT END
DESCRIPTION                                 OF PERIOD      EXPENSES       ACCOUNTS           DEDUCTIONS(1)  OF PERIOD
- ------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1993
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                              $ 3,475        $  4,617           -                $(4,408)        $3,684
- ------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1992
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                              $ 6,952        $  3,758           -                $(7,235)        $3,475
- ------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1991
  Deducted from asset accounts:
    Allowance for doubtful
      accounts and note                     $ 2,877        $  8,715           -                $(4,640)        $6,952
- ------------------------------------------------------------------------------------------------------------------------

(1) Uncollectible accounts written off, net of recoveries and other miscellaneous adjustments.

SCHEDULE X - SUPPLEMENTARY EARNINGS STATEMENT INFORMATION
A. H. Belo Corporation and Subsidiaries




In thousands                                                         Years ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
Description                                                                 1993              1992                 1991
- ----------------------------------------------------------------------------------------------------------------------------------
Maintenance and repairs                                                 $  5,986         $   5,658                $ 4,087

Advertising costs (unaffiliated)                                        $  9,146         $   9,357                $ 7,276

EXHIBIT                                                                                   SEQ.
NUMBER                                    DESCRIPTION                                   PAGE NO.
- ------                                    -----------                                   --------
3.1       Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated
          March 19, 1992 (the "1991 Form 10-K"))                                        N/A

3.2       Certificate of Correction to Certificate of Incorporation dated
          May 13, 1987 (incorporated by reference to Exhibit 3.2 to the Company's
          Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))       N/A

3.3       Certificate of Designation of Series A Junior Participating Preferred
          Stock of the Company dated April 16, 1987 (incorporated by reference to
          Exhibit 3.3 to the 1991 Form 10-K)                                            N/A

3.4       Certificate of Amendment of Certificate of Incorporation of the Company
          dated May 4, 1988 (incorporated by reference to Exhibit 3.4 to the
          1992 Form 10-K)                                                               N/A

3.5       Amended Certificate of Designation of Series A Junior Participating
          Preferred Stock of the Company dated May 4, 1988 (incorporated by
          reference to Exhibit 3.5 to the 1992 Form 10-K)                               N/A

3.6       Certificate of Designation of Series B Common Stock of the Company dated
          May 4, 1988 (incorporated by reference to Exhibit 3.6 to the
          1992 Form 10-K)                                                               N/A

3.7       Bylaws of the Company, effective December 16, 1992 (incorporated by
          reference to Exhibit 3.7 to the 1992 Form 10-K)                               N/A

4.1       Certain rights of the holders of the Company's Common Stock are set
          forth in Exhibits 3.1-3.6 above                                               N/A

4.2       Specimen Form of Certificate representing shares of the Company's
          Series A Common Stock (incorporated by reference to Exhibit 4.2 to
          the 1992 Form 10-K)                                                           N/A

4.3       Specimen Form of Certificate representing shares of the Company's
          Series B Common Stock (incorporated by reference to Exhibit 4.3
          to the Company's Annual Report on Form 10-K dated March 20, 1989)             N/A

4.4       Form of Rights Agreement, dated March 10, 1986 between the Company and RepublicBank Dallas, National Association as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate
          (incorporated by reference to Exhibit 4.8 to the 1991 Form 10-K)              N/A

4.5       Supplement No. 1 to Rights Agreement (incorporated by reference to
          Exhibit 4.9 to the 1991 Form 10-K)                                            N/A

EXHIBIT
NUMBER                                    DESCRIPTION
- ------                                    -----------
 4.6      Supplement No. 2 to Rights Agreement (incorporated by reference to
          Exhibit 4.9 to the 1992 Form 10-K)                                            N/A

 4.7      Supplement No. 3 to Rights Agreement (incorporated by reference to
          Exhibit 4.10 to the 1992 Form 10-K)                                           N/A

 4.8      Supplement No. 4 to Rights Agreement dated December 12, 1988
          substituting Manufacturers Hanover Trust Company as Rights Agent              -----

 4.9      Supplement No. 5 to Rights Agreement (incorporated by reference to
          Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1993)                                         N/A

10.1      Contracts relating to television broadcasting:

          (1) Contract for Affiliation between KOTV in Tulsa, Oklahoma and
              CBS, with Network Affiliation Consent (incorporated by
              reference to Exhibit 10.1(1) to the 1991 Form 10-K)                       N/A

          (2) Contract for Affiliation between KHOU-TV in Houston, Texas and
              CBS, with Network Affiliation Consent (incorporated by reference
              to Exhibit 10.1(2) to the 1991 Form 10-K)                                 N/A

          (3) Letter Amendment, dated June 11, 1993, to Contract for
              Affiliation between KHOU-TV in Houston, Texas and CBS                     ----

          (4) Contract for Affiliation between KXTV in Sacramento, California and CBS (incorporated by reference to Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended
              March 31, 1993 (the "First Quarter 1993 Form 10-Q"))                      N/A

          (5) Contract for Affiliation between WFAA-TV in Dallas, Texas and ABC, with Network Affiliation Consent (incorporated by reference to
              Exhibit 10.1(4) to the Company's Annual Report on Form 10-K dated
              March 28, 1991 (the "1990 Form 10-K"))                                    N/A

          (6) Rider One to Contract for Affiliation between WFAA-TV in Dallas,
              Texas and ABC (incorporated by reference to Exhibit 10.1 to the
              First Quarter 1993 Form 10-Q)                                             N/A

          (7) Contract for Affiliation between WVEC-TV in Hampton-Norfolk,
              Virginia and ABC, with Network Affiliation Consent (incorporated
              by reference to  Exhibit 10.1(5) to the 1991 Form 10-K)                   N/A

EXHIBIT                                                                                   SEQ.
NUMBER                                    DESCRIPTION                                   PAGE NO.
- ------                                    -----------                                   --------
 10.2     Contracts relating to newspaper publication:

          (1)  Founding agreement dated July 28, 1987 between the Company and
               Newsprint South, Inc. for newsprint supply (incorporated by
               reference to Exhibit 10.2(2) to the 1990 Form 10-K)                      N/A

          (2)  Amendment to the founding agreement dated June 30, 1990 between the Company and Newsprint South, Inc. for newsprint supply
               (incorporated by reference to Exhibit 10.2(3) to the 1990 Form 10-K)     N/A

 10.3     (1)  Management Security Plan (incorporated by reference to Exhibit 10.4(1)
               to the 1991 Form 10-K)                                                   N/A

          (2)  Stock Option Plan (incorporated by reference to Exhibit 10.4(2)
               to the 1991 Form 10-K)                                                   N/A

          (3)  Amendment to Stock Option Plan by the Compensation Committee of the
               Board of Directors (incorporated by reference to Exhibit 10.4(3)
               to the 1991 Form 10-K)                                                   N/A

          (4)  Amendments to Stock Option Plan (incorporated by reference to
               Exhibit 10.4(4) to the 1991 Form 10-K)                                   N/A

          (5)  Amendment to Stock Option Plan dated December 19, 1986 (incorporated
               by reference to Exhibit 10.4(5) to the 1991 Form 10-K)                   N/A

          (6)  Amendment to Stock Option Plan dated February 22, 1989                   ----

          (7)  1986 Long-Term Incentive Plan (incorporated by reference to
               Exhibit 10.4(7) to the 1991 Form 10-K)                                   N/A

          (8)  Amendment No. 1 to 1986 Long-Term Incentive Plan dated
               October 22, 1986 (incorporated by reference to Exhibit 10.4(8)
               to the 1991 Form 10-K)                                                   N/A

          (9)  Amendment No. 2 to 1986 Long-Term Incentive Plan effective
               January 1, 1987 (incorporated by reference to Exhibit 10.3(9)
               to the 1992 Form 10-K)                                                   N/A

          (10) Amendment No. 3 to 1986 Long-Term Incentive Plan dated May 4, 1988       ----

EXHIBIT
NUMBER                                    DESCRIPTION
- ------                                    -----------
          (11) Amendment No. 4 to 1986 Long-Term Incentive Plan dated May 13, 1988      ----

          (12) Amendment No. 5 to 1986 Long-Term Incentive Plan dated
               February 22, 1989                                                        ----

          (13) Amendment No. 6 to 1986 Long-Term Incentive Plan dated May 6, 1992
               (incorporated by reference to Exhibit 10.3(13) to the 1992 Form 10-K)    N/A

          (14) The A. H. Belo Corporation Employee Savings and Investment Plan
               (incorporated by reference to Exhibit 10.4(13) to the Company's
               Annual Report on Form 10-K dated March 27, 1990 (the "1989 Form 10-K"))  N/A

          (15) First Amendment to the A. H. Belo Corporation Employee Savings and
               Investment Plan, dated January 29, 1992 (incorporated by reference
               to Exhibit 10.3(15) to the 1992 Form 10-K)                               N/A

          (16) Second Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan, dated October 22, 1992 (incorporated by
               reference to Exhibit 10.3(16) to the 1992 Form 10-K)                     N/A

          (17) Third Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan (incorporated by reference to Exhibit 10.2
               to the First Quarter 1993 Form 10-Q)                                     N/A

          (18) Fourth Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan (incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Form S-8
               (Registration No. 33-30994))                                             N/A

          (19) Fifth Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan                                                      ----

          (20) The G. B. Dealey Retirement Pension Plan (as amended and restated
               effective January 1, 1988)                                               ----

          (21) First Amendment to the G. B. Dealey Retirement Pension Plan              ----

          (22) Second Amendment to the G. B. Dealey Retirement Pension Plan             ----

          (23) Third Amendment to the G. B. Dealey Retirement Pension Plan              ----

EXHIBIT                                                                                   SEQ.
NUMBER                                    DESCRIPTION                                   PAGE NO.
- ------                                    -----------                                   --------
          (24) Fourth Amendment to the G. B. Dealey Retirement Pension Plan             ----

          (25) Fifth Amendment to the G. B. Dealey Retirement Pension Plan              ----

          (26) Master Trust Agreement, effective as of July 1, 1992, between
               A. H. Belo Corporation and Mellon Bank, N. A.                            ----

          (27) A. H. Belo Corporation Supplemental Executive Retirement Plan            ----

          (28) Trust Agreement dated February 28, 1994, between the Company
               and Mellon Bank, N. A.                                                   ----

          (29) Summary of A. H. Belo Corporation Executive Compensation Program
               (incorporated by reference to Exhibit 10.3(18) to the 1992 Form 10-K)    N/A

          (30) Employment and Consultation Agreement between A. H. Belo Corporation and James P. Sheehan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1993)                               N/A

 10.4     (1)  Credit Agreement dated October 27, 1988, between the Company and
               The First National Bank of Chicago as Managing Agent (incorporated
               by reference to Exhibit 10.4(1) to the 1992 Form 10-K)                   N/A

          (2)  Amendment No. 1 to 1988 Credit Agreement between the Company and
               The First National Bank of Chicago as Managing Agent dated
               November 8, 1989 (incorporated by reference to Exhibit 10.5(4)
               to the 1990 Form 10-K)                                                   N/A

          (3)  Amendment No. 2 to 1988 Credit Agreement between the Company and
               The First National Bank of Chicago as Managing Agent dated
               April 24, 1991 (incorporated by reference to Exhibit 10.5(5)
               to the 1991 Form 10-K)                                                   N/A

          (4)  Amendment Agreement dated May 14, 1992, between the Company and
               The First National Bank of Chicago as Managing Agent (incorporated
               by reference to Exhibit 10.4(4) to the 1992 Form 10-K)                   N/A

          (5)  Amendment Agreement dated November 6, 1992, between the Company and The First National Bank of Chicago as Managing Agent
               (incorporated by reference to Exhibit 10.4(5) to the 1992
               Form 10-K)                                                               N/A

EXHIBIT                                                                                   SEQ.
NUMBER                                    DESCRIPTION                                   PAGE NO.
- ------                                    -----------                                   --------
          (6)  Loan Agreement dated October 1, 1985, between City of Arlington
               Industrial Development Corporation and Dallas-Fort Worth Suburban
               Newspapers, Inc. (incorporated by reference to Exhibit 10.5(2)
               to the 1991 Form 10-K)                                                   N/A

          (7)  Letter of Credit and Reimbursement Agreement dated as of
               June 2, 1987, between Dallas-Fort Worth Suburban Newspapers,
               Inc. and The Sanwa Bank, Limited, Dallas Agency covering
               $6,400,000 City of Arlington Industrial Development Corporation
               Industrial Development Revenue Bonds (incorporated by reference
               to Exhibit 10.5(3) to the 1991 Form 10-K)                                N/A

          (8)  Amendment and Waiver Agreement dated as of December 30, 1992, by and between the Company and The Sanwa Bank, Limited,
               Dallas Agency (incorporated by reference to Exhibit 10.4(8)
               to the 1992 Form 10-K)                                                   N/A

 10.5          Joint Venture Agreement dated August 1, 1989, between the Company and
               Universal Press Syndicate (incorporated by reference to Exhibit 10.6
               to the 1989 Form 10-K)                                                   N/A

 21            Subsidiaries of the Company                                              ----

 23            Consent of Ernst & Young                                                 ----