Form 10-Q
period 1994-03-31
BELO A H CORP
filed 1994-05-06
CIK 356080

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-8598

                            A. H. BELO CORPORATION
            (Exact name of registrant as specified in its charter)


                DELAWARE                               75-0135890
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

            P.O. BOX 655237
             DALLAS, TEXAS                              75265-5237
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (214) 977-6606

            Former name, former address and former fiscal year, if
                          changed since last report.
                                     NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X    NO
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT APRIL 29, 1994
                -----                        -----------------------------
    Common Stock, $1.67 par value                       20,315,376*

- - --------------------

*  Consisting of 14,645,595 shares of Series A Common Stock and 5,669,781 shares of Series B Common Stock.
================================================================================

                             A. H. BELO CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................  1

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations ...................  6


PART II OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  8

Item 2. Changes in Securities ..............................................  8

Item 3. Defaults Upon Senior Securities ....................................  8

Item 4. Submission of Matters to a Vote of Security Holders ................  8

Item 5. Other Information ..................................................  8

Item 6. Exhibits and Reports on Form 8-K ...................................  8





                                     (i)

                                   PART I.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                                           Three months ended March 31,
========================================================================================================================
In thousands, except per share amounts
unaudited                                                                                 1994                    1993
- - ------------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
  Newspaper publishing                                                                  $ 82,921                $ 78,776
  Broadcasting                                                                            49,126                  44,064
- - ------------------------------------------------------------------------------------------------------------------------
     Total net operating revenues                                                        132,047                 122,840
- - ------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
  Salaries, wages and employee benefits                                                   41,249                  38,269
  Newsprint, ink and other supplies                                                       25,177                  25,119
  Other production, distribution and operating costs                                      36,018                  34,876
  Depreciation                                                                             7,327                   5,924
  Amortization                                                                             3,092                   3,096
- - ------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                                  112,863                 107,284
- - ------------------------------------------------------------------------------------------------------------------------
     Earnings from operations                                                             19,184                  15,556
- - ------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSE
   Interest expense                                                                       (2,820)                 (4,139)
   Other, net                                                                                476                     750
- - ------------------------------------------------------------------------------------------------------------------------
     Total other income and expense                                                       (2,344)                 (3,389)
- - ------------------------------------------------------------------------------------------------------------------------
EARNINGS
  Earnings before income taxes and cumulative effect
     of change in accounting                                                              16,840                  12,167
  Income taxes                                                                             6,802                   4,896
- - ------------------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of change in accounting                               10,038                   7,271
  Cumulative effect of change in accounting for income taxes (Note 3)                          -                   6,599
- - ------------------------------------------------------------------------------------------------------------------------
      Net earnings                                                                      $ 10,038                $ 13,870
========================================================================================================================
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
      Before cumulative effect of change in accounting                                  $    .49                $    .37
      Cumulative effect of change in accounting                                         $      -                $    .33
      Net earnings                                                                      $    .49                $    .70
- - ------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding                          20,527                  19,858
- - ------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                                       $    .15                $    .14
- - ------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

========================================================================================================================
In thousands                                                                                MARCH 31,       December 31,
Current year unaudited                                                                        1994              1993
- - ------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and temporary cash investments                                                     $  7,277          $  8,943
   Accounts receivable, net                                                                  71,390            80,023
   Other current assets                                                                      26,676            28,419
- - ------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                  105,343           117,385
- - ------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                                      15,065            15,065
   Buildings                                                                                116,516           116,466
   Newspaper publishing equipment                                                           183,301           183,211
   Broadcast equipment                                                                       93,335            93,276
   Other                                                                                     36,298            35,610
   Advance payments on plant and equipment expenditures                                      14,007             8,679
- - ------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                  458,522           452,307
- - ------------------------------------------------------------------------------------------------------------------------
   Less accumulated depreciation                                                           (189,100)         (182,295)
- - ------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                    269,422           270,012
- - ------------------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                                      351,003           354,101
Other assets, at cost                                                                        57,247            54,658
- - ------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                        $783,015          $796,156
========================================================================================================================

A. H. Belo Corporation and Subsidiaries


========================================================================================================================
In thousands, except share data                                                            MARCH 31,        December 31,
Current year unaudited                                                                       1994               1993
- - ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                   $ 38,619          $ 49,542
   Other current liabilities                                                                 12,458            10,189
- - ------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              51,077            59,731
- - ------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              260,400           277,400
Deferred income taxes                                                                       108,467           107,308
Other liabilities                                                                             5,706             5,618

Shareholders' equity:
   Preferred stock, $1.00 par value.  Authorized
     5,000,000 shares; none issued
   Common stock, $1.67 par value.  Authorized
     150,000,000 shares:
     Series A:  Issued 14,594,839 shares at March 31, 1994
       and 14,467,182 shares at December 31, 1993                                            24,373            24,161
     Series B:  Issued 5,712,629 shares at March 31, 1994
       and 5,743,099 shares at December 31, 1993                                              9,540             9,591
     Additional paid-in capital                                                             119,865           116,451
     Retained earnings                                                                      208,246           201,246
- - ------------------------------------------------------------------------------------------------------------------------
         Total                                                                              362,024           351,449

     Less deferred compensation - restricted shares                                           4,659             5,350
- - ------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                         357,365           346,099
- - ------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                    $783,015          $796,156
========================================================================================================================




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                                         Three months ended March 31,
========================================================================================================================
In thousands
unaudited                                                                                 1994                    1993
- - ------------------------------------------------------------------------------------------------------------------------
OPERATIONS
  Net earnings                                                                         $ 10,038                 $ 13,870
      Adjustments to reconcile net earnings
       to net cash provided by operations:
          Depreciation and amortization                                                  10,419                    9,020
          Deferred income taxes                                                           3,154                    1,332
          Non-cash adjustments and allowances                                                76                       31
          Cumulative effect of change in accounting                                           -                   (6,599)
          Other, net                                                                        (74)                     797
          Net change in current assets and liabilities:
              Accounts receivable                                                         8,557                    9,523
              Other current assets                                                         (902)                  (6,348)
              Accounts payable and accrued expenses                                     (10,923)                  (1,098)
              Other current liabilities                                                   2,997                    2,836
- - ------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operations                                                        23,342                   23,364
- - ------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
  Capital expenditures                                                                   (6,771)                 (16,156)
  Escrow payment for pending acquisition                                                 (2,000)                       -
  Other, net                                                                                684                      171
- - ------------------------------------------------------------------------------------------------------------------------
      Net cash used for investments                                                      (8,087)                 (15,985)
- - ------------------------------------------------------------------------------------------------------------------------
FINANCING
  Repayment of long-term debt                                                                 -                 (100,000)
  Net proceeds from (payments on) revolving debt                                        (17,000)                  94,000
  Payments of dividends on stock                                                         (3,038)                  (2,746)
  Net proceeds from exercise of stock options                                             3,117                      787
- - ------------------------------------------------------------------------------------------------------------------------
      Net cash used for financing                                                       (16,921)                  (7,959)
- - ------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                      (1,666)                    (580)

Cash and temporary cash investments at beginning of period                                8,943                    2,683
- - ------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                  $   7,277                 $  2,103
========================================================================================================================
SUPPLEMENTAL DISCLOSURES
  Interest paid, net of amounts capitalized                                           $   3,588                 $  5,610
  Income taxes paid                                                                   $       -                 $      -
- - ------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The unaudited consolidated condensed financial statements as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1993.


(2) In the opinion of A. H. Belo Corporation (the "Company") management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1994, and its results of operations and cash flows for the indicated periods. All such adjustments are of a normal recurring nature.

        Certain amounts for the prior periods have been reclassified to conform to the current year presentation.


(3) Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" changing the method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was an increase to net earnings of $6,599,000 or 33 cents per share.


(4) On March 29, 1994, the Company and Rampart Operating Partnership, owner of WWL-TV, the CBS affiliate in New Orleans, Louisiana, executed an agreement under which Belo will purchase the assets of WWL for $110,000,000, subject to certain adjustments. The Company anticipates that the acquisition will be financed using borrowings from its revolving credit agreement. The transaction, which is subject to customary closing conditions, including approval by appropriate government agencies, will be accounted for as a purchase. The Company expects that the transaction could be completed as early as the second quarter of 1994.


(5) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):



================================================================================
Three months ended March 31,                            1994            1993
- - --------------------------------------------------------------------------------
NET OPERATING REVENUES
   Newspaper publishing                              $  82,921       $   78,780
   Broadcasting                                         49,126           44,122
   Intersegment revenues                                     -              (62)
- - --------------------------------------------------------------------------------
                                                     $ 132,047        $ 122,840
                                                     ===========================
EARNINGS FROM OPERATIONS
   Newspaper publishing                              $  10,908       $  11,010
   Broadcasting                                         11,498           8,283
   Corporate expenses                                   (3,222)         (3,737)
- - --------------------------------------------------------------------------------
                                                     $  19,184       $  15,556
                                                     ===========================

DEPRECIATION AND AMORTIZATION
   Newspaper publishing                              $   5,131       $   4,023
   Broadcasting                                          5,138           4,935
   Other                                                   150              62
- - -------------------------------------------------------------------------------
                                                     $  10,419       $   9,020
                                                     ==========================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

        The Company's primary source of liquidity is cash provided by operations, which was $23,342,000 for the three months ended March 31, 1994. This amount is substantially unchanged when compared to the $23,364,000 generated during the corresponding period of 1993. Cash from operations for the first quarter of 1994 was more than sufficient to fund capital expenditures and dividends on common stock. In addition, the excess cash from operations along with proceeds from the exercise of stock options were used to reduce outstanding debt balances.

        The Company has access to $418,750,000 in revolving credit on which the borrowings at March 31, 1994 were $220,000,000. Total available credit is reduced semiannually until expiration of the agreement in July 1998.
Borrowings under the agreement are classified as long-term. From time to time, short-term unsecured notes are also used as a source of financing temporary cash requirements. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are also classified as long-term. At March 31, 1994, there were $34,000,000 in short-term notes outstanding.

        Capital expenditures for the first three months of 1994 were $6,771,000. Current year capital expenditures include additional production equipment for The Dallas Morning News, significant building projects at two of Belo's broadcast stations and the addition of a digital editing suite at a third station. Capital expenditures are generally financed with net cash from operations, supplemented when necessary with bank borrowings.

        Belo paid dividends of $3,038,000 or 15 cents per share of Series A and Series B common stock outstanding during the first quarter of 1994 compared to $2,746,000 or 14 cents per share in the first quarter of 1993.

        Belo's ratio of long-term debt to total capitalization at March 31, 1994 was 42.2 compared to a ratio of 44.5 at December 31, 1993. The improvement is the result of earnings in excess of dividend requirements coupled with a $17,000,000 reduction in long-term debt.

        On March 29, 1994, Belo and Rampart Operating Partnership, owner of WWL-TV, the CBS affiliate in New Orleans, Louisiana, executed an agreement under which Belo will purchase the assets of WWL for $110,000,000, subject to certain adjustments. Belo intends to borrow funds from its revolving credit agreement to complete the transaction. The transaction, which is subject to customary closing conditions, including approval by appropriate government agencies, will be accounted for as a purchase. The Company expects that the transaction could be completed as early as the second quarter of 1994.

        Although the Company believes its current financial condition and credit relationships will enable it to adequately meet its current obligations and near-term growth strategy, the Company's board of directors has authorized the Company to negotiate a new credit facility of up to $500,000,000 and to file a shelf registration statement that would allow the Company, from time to time, to offer up to $200,000,000 of debt securities. Proceeds from these financings would be used to refinance existing indebtedness, to repurchase common stock under the Company's stock repurchase program and for general corporate purposes.

RESULTS OF OPERATIONS

        Belo recorded net earnings of $10,038,000 or 49 cents per share for the first quarter of 1994 compared to $7,271,000 or 37 cents per share (before the cumulative effect of an accounting change) for the same period in 1993. Including the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," earnings in the first quarter of 1993 were $13,870,000 or 70 cents per share. Included in first quarter 1994 earnings is the reversal of certain music license fee accruals of $631,000 (2 cents per share).

        First quarter 1994 revenues of $132,047,000 improved 7.5 percent from the $122,840,000 in 1993. Newspaper publishing revenues of $82,921,000 were
5.3 percent better than the $78,776,000 in 1993. The improvement in the first quarter of 1994 is primarily attributable to increased rates in the classified, retail and general advertising categories. Improved classified linage, particularly in the employment and automotive sections, was offset by decreases in retail and general advertising linage. Circulation revenues were also down slightly in first quarter 1994, in spite of a modest increase in
average circulation, due to contractor rate adjustments.   In March of this
year, The Dallas Morning News announced an increase in the daily/Sunday home delivery subscription rate from $9.50 to $10.50 per month, effective April 1.

        Broadcast revenues for the first quarter of 1994 were $49,126,000, an
11.5 percent improvement over 1993 first quarter revenues of $44,064,000. Broadcast of the winter Olympics on Belo's three CBS-affiliated stations contributed to significant increases in both local and national advertising revenues. In addition, local and state elections in nearly all of Belo's broadcast markets have sparked political advertising revenues that were nearly three times higher than those in first quarter 1993. Market growth in Houston and Tulsa have also resulted in revenue improvement.

        Operating expenses during the first quarter of 1994 were $112,863,000, or 5.2 percent higher than in the same period of 1993. Salaries, wages and employee benefits increased nearly 8 percent due to additional employees, salary increases, and higher benefit costs, particularly pension and 401(k) matching contributions. Although newsprint cost per ton was 4.2 percent lower in 1994 than in 1993, expense actually increased slightly due to a higher volume of newsprint usage. Other production, distribution and operating costs increased year to year, as well. Contributing to the increase were higher distribution costs associated with expanded city and state trucking routes and an increase in programming fees for certain syndicated shows. Offsetting these increases was the music license fee adjustment previously mentioned. Depreciation expense increased in first quarter 1994 due to the completion of the North Plant production facility expansion in the third quarter of 1993.

        First quarter 1994 interest expense of $2,820,000 was 31.9 percent lower than in first quarter 1993 due to the December 1993 replacement of $100,000,000 of 8 5/8% debt with proceeds from the revolving credit agreement. During the first quarter of 1994, the revolving credit agreement had an average interest rate of approximately 4 percent. Also, average debt outstanding in the first quarter of 1994 was $268,900,000 versus $299,158,000 in the first quarter of 1993.


OTHER MATTERS

        In 1991, Belo recorded a $4,000,000 accrual for a judgement resulting from an unfavorable verdict in an employment-related lawsuit. In January 1994, the Oklahoma Supreme Court affirmed the ruling.

                                   PART II.


ITEM 1.  LEGAL PROCEEDINGS

        There are a number of legal proceedings pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions are either covered by insurance or would not have a material adverse effect on the operations or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on May 4, 1994. Reference is hereby made to the Proxy Statement filed as Exhibit 20 of Item 6(a). All
nominees standing for election were elected.   (See "Election of Directors" on
page 7 of the Proxy Statement.) The following chart indicates the number of votes cast with respect to each nominee for director:

        NOMINEE                    FOR         WITHHELD
        -------                    ---         --------
        Robert W. Decherd       67,232,743      33,328
        Arturo Madrid, Ph.D.    67,232,573      33,498
        Reece A. Overcash, Jr.  67,233,798      32,273
        William T. Solomon      67,233,873      32,198
        Thomas B. Walker, Jr.   67,233,768      32,303

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                The following exhibits are filed as part of this report:

                  EXHIBIT
                  NUMBER        DESCRIPTION
                  ------        -----------
                  10.1          Asset Purchase Agreement dated as of
                                   March 29, 1994 between Rampart
                                   Operating Partnership and the Company

                  20            Proxy Statement for the Annual Meeting
                                   of Shareholders

        (b)     Reports on Form 8-K

                During the quarter covered by this report there was a report on Form 8-K filed on March 8, 1994, containing information under Item 5 concerning an agreement in principle to purchase the assets of WWL-TV in New Orleans, Louisiana.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            A. H. BELO CORPORATION



May 6, 1994                                 By:  /s/ Michael D. Perry
                                                 Michael D. Perry
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                           SEQ.
EXHIBIT                                                                    PAGE
NUMBER                                                                     NUM.
- - ------                                                                     ----
10.1        Asset Purchase Agreement dated as of March 29, 1994 between
            Rampart Operating Partnership and the Company                  ----

20          Proxy Statement for the Annual Meeting of Shareholders         ----