Form 10-Q
period 1994-06-30
BELO A H CORP
filed 1994-08-12
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended:  June 30, 1994

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

                        YES      X         NO
                              -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               CLASS                          OUTSTANDING AT 7/29/94
               -----                          -----------------------

     Common Stock, $1.67 par value                  19,827,882*


- - ----------------

* Consisting of 14,182,741 shares of Series A Common Stock and 5,645,141 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements  . . . . . . . . . . . . . . . . . . . .    1

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results of Operations  . . . . . .    7


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    9

Item 2.             Changes in Securities . . . . . . . . . . . . . . . . . . . .    9

Item 3.             Defaults Upon Senior Securities . . . . . . . . . . . . . . .    9

Item 4.             Submission of Matters to a Vote of Security Holders . . . . .    9

Item 5.             Other Information . . . . . . . . . . . . . . . . . . . . . .    9

Item 6.             Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .    9





                                      (i)

                                    PART I.

ITEM 1.             FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                Three months               Six months
                                                               ended June 30,            ended June 30,
==========================================================================================================
In thousands, except per share amounts
(unaudited)                                                  1994          1993         1994        1993
- - ----------------------------------------------------------------------------------------------------------
- - -NET OPERATING REVENUES
    Newspaper publishing                                  $  91,107      $ 84,745    $ 174,028   $ 163,521
    Broadcasting                                             63,830        59,059      112,956     103,123
- - ----------------------------------------------------------------------------------------------------------
      Total net operating revenues                          154,937       143,804      286,984     266,644
- - ----------------------------------------------------------------------------------------------------------
- - -OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                    43,099        40,587       84,348      78,856
    Newsprint, ink and other supplies                        25,077        26,965       50,254      52,084
    Other production, distribution and operating costs       40,259        36,922       76,277      71,798
    Depreciation                                              7,836         6,017       15,163      11,941
    Amortization                                              3,262         3,096        6,354       6,192
- - ----------------------------------------------------------------------------------------------------------
      Total operating costs and expenses                    119,533       113,587      232,396     220,871
- - ----------------------------------------------------------------------------------------------------------
      Earnings from operations                               35,404        30,217       54,588      45,773
- - ----------------------------------------------------------------------------------------------------------
- - -OTHER INCOME AND EXPENSE
    Interest expense                                         (3,483)       (3,410)      (6,303)     (7,549)
    Other, net                                                  509          (419)         985         331
- - ----------------------------------------------------------------------------------------------------------
- - -EARNINGS
    Earnings before income taxes and cumulative effect
       of change in accounting                               32,430        26,388       49,270      38,555
    Income taxes                                             12,919        10,245       19,721      15,141
- - ----------------------------------------------------------------------------------------------------------
    Net earnings before cumulative effect
       of change in accounting                               19,511        16,143       29,549      23,414
    Cumulative effect of change in accounting for
       income taxes (Note 3)                                      -             -            -       6,599
- - ----------------------------------------------------------------------------------------------------------
    Net earnings                                          $  19,511      $ 16,143    $  29,549   $  30,013
==========================================================================================================
- - -EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    Before cumulative effect of change in accounting      $     .96      $    .80    $    1.45   $    1.17
    Cumulative effect of change in accounting             $       -      $      -    $       -   $     .33
    Net earnings                                          $     .96      $    .80    $    1.45   $    1.50
- - ----------------------------------------------------------------------------------------------------------
Average shares outstanding                                   20,243        20,071       20,384      19,975
- - ----------------------------------------------------------------------------------------------------------
Cash dividends declared per share                         $     .15      $    .14    $     .30   $     .28
- - ----------------------------------------------------------------------------------------------------------





See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

==============================================================================================
In thousands                                               JUNE 30,               December 31,
(Current year unaudited)                                     1994                      1993
- - ----------------------------------------------------------------------------------------------
- - -ASSETS

Current assets:
    Cash and temporary cash investments                   $   7,092                  $   8,943
    Accounts receivable, net                                 88,629                     80,023
    Other current assets                                     22,890                     28,419
- - ----------------------------------------------------------------------------------------------
      Total current assets                                  118,611                    117,385
- - ----------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                                     19,516                     15,065
    Buildings                                               120,927                    116,466
    Newspaper publishing equipment                          184,320                    183,211
    Broadcast equipment                                     112,629                     93,276
    Other                                                    39,157                     35,610
    Advance payments on plant and equipment expenditures     19,823                      8,679
- - ----------------------------------------------------------------------------------------------
      Total property, plant and equipment                   496,372                    452,307

    Less accumulated depreciation                          (196,635)                  (182,295)
- - ----------------------------------------------------------------------------------------------
      Net property, plant and equipment                     299,737                    270,012
- - ----------------------------------------------------------------------------------------------
Excess cost over values assigned to
  tangible assets of purchased subsidiaries                 409,140                    333,880
Other intangibles, net                                       19,586                     20,221
Other assets, at cost                                        55,955                     54,658
- - ----------------------------------------------------------------------------------------------
      Total assets                                        $ 903,029                  $ 796,156
==============================================================================================

A. H. Belo Corporation and Subsidiaries


=============================================================================================
In thousands, except share data                                 JUNE 30,         December 31,
(Current year unaudited)                                          1994               1993
- - ---------------------------------------------------------------------------------------------
- - -LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                       $ 46,913             $ 49,542
    Other current liabilities                                     15,933               10,189
- - ---------------------------------------------------------------------------------------------
      Total current liabilities                                   62,846               59,731
- - ---------------------------------------------------------------------------------------------
Long-term debt                                                   381,400              277,400
Deferred income taxes                                            109,472              107,308
Other liabilities                                                  5,786                5,618

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
       Series A:  Issued 14,033,830 shares at June 30, 1994
         and 14,467,182 shares at December 31, 1993               23,436               24,161
       Series B:  Issued 5,665,652 shares at June 30, 1994
         and 5,743,099 shares at December 31, 1993                 9,462                9,591
    Additional paid-in capital                                   117,060              116,451
    Retained earnings                                            197,564              201,246
- - ---------------------------------------------------------------------------------------------
        Total                                                    347,522              351,449

    Deferred compensation - restricted shares                     (3,997)              (5,350)
- - ---------------------------------------------------------------------------------------------
        Total shareholders' equity                               343,525              346,099
- - ---------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity           $903,029             $796,156
=============================================================================================





See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                           Six months
                                                                         ended June 30,
===================================================================================================
In thousands
(unaudited)                                                      1994                       1993
- - ---------------------------------------------------------------------------------------------------
- - -OPERATIONS
    Net earnings                                             $    29,549                   $ 30,013
      Adjustments to reconcile net earnings
        to net cash provided by operations:
         Depreciation and amortization                            21,517                     18,133
         Deferred income taxes                                     3,976                      3,357
         Non-cash adjustments and allowances                          65                        145
         Cumulative effect of change in accounting                     -                     (6,599)
         Other, net                                                 (279)                     3,330
         Net change in current assets and liabilities:
             Accounts receivable                                  (8,661)                    (3,984)
             Other current assets                                  3,162                     (9,561)
             Accounts payable and accrued expenses                (3,443)                     1,324
             Other current liabilities                             6,699                      3,202
- - ---------------------------------------------------------------------------------------------------
    Net cash provided by operations                               52,585                     39,360
- - ---------------------------------------------------------------------------------------------------
- - -INVESTMENTS
    Acquisition of WWL-TV assets                                (110,038)                         -
    Capital expenditures                                         (15,235)                   (28,007)
    Asset dispositions                                               711                      2,130
- - ---------------------------------------------------------------------------------------------------
      Net cash used for investments                             (124,562)                   (25,877)
- - ---------------------------------------------------------------------------------------------------
- - -FINANCING
    Repayment of long-term debt                                        -                   (100,000)
    Net proceeds from (payments on) revolving debt               104,000                     80,000
    Purchases of treasury stock                                  (32,073)                         -
    Payments of dividends on stock                                (6,061)                    (5,504)
    Net proceeds from exercise of stock options                    4,260                     11,878
- - ---------------------------------------------------------------------------------------------------
      Net cash provided by (used for) financing                   70,126                    (13,626)
- - ---------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments               (1,851)                      (143)

Cash and temporary cash investments at beginning of period         8,943                      2,683
- - ---------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period         $     7,092                  $   2,540
===================================================================================================
- - -SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                $     6,351                  $  10,724
    Income taxes paid                                        $     9,044                  $   5,579
- - ---------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The unaudited consolidated condensed financial statements as of June 30, 1994 and for the three and six-month periods ended June 30, 1994 and 1993 and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1993.


(2) In the opinion of A. H. Belo Corporation (the "Company" or "Belo") management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1994, and its results of operations and cash flows for the indicated periods. All such adjustments are of a normal recurring nature.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.


(3) Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes" changing the method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was an increase to net earnings of $6,599,000 or 33 cents per share.


(4) On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana from Rampart Operating Partnership ("Rampart") for approximately $110,000,000 in cash.

         The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This preliminary allocation resulted in excess cost over values assigned to tangible assets of purchased subsidiaries of approximately $80 million which is being amortized over 40 years.

         The pro forma financial results of operations below, which reflect purchase price adjustments including an estimated fixed long-term borrowing rate of 7 percent, assume the transaction was completed at the beginning of each period presented (in thousands):

                 -------------------------------------------------------------------------------------
                 Six months ended June 30,                               1994                     1993
                 -------------------------------------------------------------------------------------
                 Net operating revenues                             $ 300,266                $ 280,745
                 Net earnings before cumulative effect
                      of change in accounting                       $  29,257                $  22,171
                 Net earnings                                       $  29,257                $  28,770
                 Net earnings per share before cumulative
                       effect of change in accounting               $    1.44                $    1.11
                 Net earnings per share                             $    1.44                $    1.44
                 -------------------------------------------------------------------------------------


         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisition been completed as of the indicated dates, nor are they indicative of future operating results.

(5) On August 5, 1994, the Company entered into a new credit facility for borrowings up to $600,000,000. The commitment expires on August 5, 1999 with an extension to August 5, 2000 at the request of the Company and consent of the participating banks. The agreement also provides for a facility fee ranging from 1/8 to 1/4 percent on the total commitment. Loans under the new agreement bear interest at a rate based, at the option of the Company, on the bank's alternate base rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


         The revolving credit agreement contains certain covenants, including the maintenance of cash flow in relation to both the Company's leverage and its fixed charges, and a limitation on repurchases of the Company's stock.

         As of June 30, 1994, the Company had $381,400,000 of outstanding debt, of which $25,000,000 would have been classified as short-term under the terms of the existing revolving credit agreement at that date. Based on the terms of the new credit facility, all of the Company's borrowings at June 30, 1994, including $35,000,000 of various short-term notes which the Company has the intent and ability to refinance under the revolving credit facility, are classified as long-term.

(6) During the three months ended June 30, 1994, Belo repurchased 644,000 shares of treasury stock for an aggregate purchase price of $32,073,000. All of these shares were subsequently retired, resulting in a $32,073,000 reduction in total shareholders' equity.

(7) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


==================================================================================================================
                                                      Three months ended June 30,        Six months ended June 30,
                                                           1994              1993            1994             1993
- - ------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
      Newspaper publishing                            $  91,107         $  84,747       $ 174,028        $ 163,527
      Broadcasting                                       63,831            59,154         112,957          103,276
      Intersegment revenues                                  (1)              (97)             (1)            (159)
- - ------------------------------------------------------------------------------------------------------------------
                                                      $ 154,937         $ 143,804       $ 286,984        $ 266,644
                                                      ============================================================
EARNINGS FROM OPERATIONS
      Newspaper publishing                            $  17,716         $  13,160       $  28,624        $  24,170
      Broadcasting                                       21,049            22,042          32,547           30,325
      Corporate expenses                                 (3,361)           (4,985)         (6,583)          (8,722)
- - ------------------------------------------------------------------------------------------------------------------
                                                      $  35,404         $  30,217       $  54,588        $  45,773
                                                      ============================================================
DEPRECIATION AND AMORTIZATION
      Newspaper publishing                            $   5,167         $   4,039       $  10,298        $   8,062
      Broadcasting                                        5,781             5,001          10,919            9,936
      Other                                                 150                73             300              135
- - ------------------------------------------------------------------------------------------------------------------
                                                      $  11,098         $   9,113       $  21,517        $  18,133
                                                      ============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's primary source of liquidity is cash provided by operations, which was $52,585,000 for the six months ended June 30, 1994. This compares with $39,360,000 generated during the corresponding period in 1993. This improvement is mostly due to increased earnings before the cumulative effect of an accounting change and improved working capital. Cash from operations for the first six months of 1994 was sufficient to fund both capital expenditures and dividends on common stock. In addition, excess cash from operations, supplemented by proceeds from the exercise of stock options, were also used to finance the repurchase of 644,000 treasury shares for $32,073,000 during the second quarter, which were subsequently retired.

         On June 1, 1994, Belo borrowed $110,000,000 under its revolving credit agreement to finance the purchase of certain of the assets of WWL-TV, the CBS television affiliate in New Orleans, Louisiana.

         As of June 30, 1994, the Company had access to $418,750,000 in revolving credit on which the borrowings at that date were $340,000,000. On June 27, 1994, the board of directors authorized the Company to enter into a
new credit  facility  for  borrowings up  to  $600,000,000.   The  new
agreement, effective August 5, 1994, expires on August 5, 1999 with an extension to August 5, 2000 at the request of the Company and consent of the participating banks.

         From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are also classified as long-term. At June 30, 1994, there were $35,000,000 in short-term notes outstanding.

         Belo's ratio of long-term debt to total capitalization at June 30, 1994 was 52.6 compared to a ratio of 44.5 at December 31, 1993. The change during 1994 is due to additional borrowings to finance the acquisition of WWL-TV as noted previously and the reduction in shareholders' equity due to the repurchase and subsequent retirement of treasury shares, partially offset by current year earnings.

         Although the Company believes its current financial condition and credit relationships will enable it to adequately meet its current obligations and near-term growth strategy, the Company's board of directors has authorized the Company to file a shelf registration statement that would allow the Company, from time to time, to offer up to $200,000,000 of fixed rate debt securities. Proceeds from these financings would be used to refinance existing indebtedness, to repurchase common stock under the Company's stock repurchase program and for general corporate purposes.

         Capital expenditures for the first six months of 1994 were $15,235,000. Current year capital expenditures include additional production equipment for The Dallas Morning News and significant building projects at two of Belo's broadcast stations. Capital expenditures are generally financed with cash from operations, supplemented when necessary with bank borrowings.

         Belo paid dividends of $6,061,000 or 30 cents per share on Series A and Series B common stock outstanding during the first half of 1994 compared to $5,504,000 or 28 cents per share in the first half of 1993.

RESULTS OF OPERATIONS

         Belo had net earnings of $19,511,000 (96 cents per share) and $29,549,000 ($1.45 per share) for the three and six month periods ended June
30, 1994, respectively. These results represent improvements of 20.9 percent and 26.2 percent over same period 1993 earnings of $16,143,000 (80 cents per share) and $23,414,000 ($1.17 per share), respectively. The year-to-date 1993 results do not reflect the cumulative effect of a change in accounting. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993, increased year-to-date 1993 net earnings $6,599,000 or 33 cents per share. Net earnings for the six months ended June 30, 1993 including the cumulative effect of the accounting change were $30,013,000 ($1.50 per share).

         Earnings for the six month period in 1994 include the first quarter reversal of certain music license fee accruals of $631,000 (2 cents per share). Results for both the three and six month periods in 1994 include one month's operations of WWL-TV, which was consolidated beginning June 1, 1994. Net earnings for the three and six month periods were slightly higher due to the inclusion of WWL-TV's results of operations.

         Revenues for the quarter and six month periods ended June 30, 1994 were $154,937,000 and $286,984,000. Revenues for the same periods in 1993 were $143,804,000 and $266,644,000, resulting in year-to-year improvement of 7.7 percent and 7.6 percent, respectively. Publishing revenues for the quarter of $91,107,000 improved 7.5 percent over 1993 second quarter revenues of $84,745,000 while year-to-date revenues of $174,028,000 were 6.4 percent better than the $163,521,000 recognized during the first half of 1993. Although retail advertising linage has declined, retail revenues have remained relatively unchanged year to year due to rate increases. General and classified advertising revenues have improved during the three and six month periods of 1994, primarily in the employment and automotive categories. These increases are a result of a combination of higher rates and increased linage, due to a gradual job market recovery in the North Texas area throughout 1994. Double digit volume increases in the preprint category also contributed to the revenue growth. Circulation revenues were down slightly in the three and six month periods ended June 30, 1994, despite a modest increase in average circulation, due to contractor rate adjustments. Effective April 1, The Dallas Morning News increased the daily/Sunday home delivery subscription rate from $9.50 to $10.50 per month. This increase has not had a significant effect on total circulation revenues.

          Excluding WWL-TV revenues for the month of June 1994, broadcast revenues improved by 3.4 percent and 6.9 percent for the three and six month periods, respectively. Total broadcast revenues of $63,830,000 for the quarter and $112,956,000 for six months were 8.1 percent and 9.5 percent better than revenues of $59,059,000 and $103,123,000 earned in the corresponding 1993 periods. Contributing to the 1994 improvement were revenue gains in excess of 5 percent at all but Belo's Dallas television station. Locally generated revenues continue to improve in Belo's Houston and Tulsa broadcast areas, due to strong ratings and market growth. Broadcast revenues were negatively affected by unfavorable quarter to quarter comparisons in the political advertising category in both Dallas and Houston, as well as weak national advertising sales in Dallas. In the second quarter of 1993, both Dallas and Houston stations benefited from political advertising in Texas during the special election for the U. S. Senate. Overall, national revenues for the six months ended June 30, 1994 were boosted by broadcast of the Winter Olympics on Belo's three CBS affiliates.

         Operating expenses for the three and six months of $119,533,000 and $232,396,000 increased 5.2 percent in both periods from 1993 to 1994.
Salaries, wages and employee benefits increased 6.2 percent and 7 percent, respectively, due to additional employees, salary increases, and higher benefit costs, particularly pension and 401(k) matching contributions. Increased programming expenses for locally produced series and syndicated programs contributed a significant portion of the overall increase in other production, distribution and operating costs, which was higher by 9 percent and 6.2 percent for the three and six month periods, respectively. Higher distribution costs in the publishing segment also contributed to the increase. These increases were offset somewhat by the first quarter reversal of certain music license fee accruals of $631,000. Depreciation expense increased in 1994 due to the completion of the North Plant production facility expansion in the third quarter of 1993. Newsprint, ink and other supplies expense was favorably affected in 1994 by lower prices, particularly in the second quarter, where savings over last year were 7 percent.

         Interest expense for the second quarter of 1994 was slightly higher than the same period in 1993, due to higher weighted average debt outstanding during the period. The increase in debt outstanding at the end of the second quarter of 1994 is due to borrowings of $110,000,000 on June 1, 1994 for the purchase of WWL-TV. Interest expense for the six months ended June 30, 1994 was lower than interest expense for the same period of 1993 due to the replacement of $100,000,000 of 8 5/8% debt with proceeds from the revolving credit agreement.

OTHER MATTERS

         The Company is in the process of renegotiating certain of its network affiliation agreements. Revenues from network compensation are expected to increase in 1995 as a result of these negotiations.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The following exhibits are filed as part of this report:

                     Exhibit
                     Number          Description
                     -------         -----------
                     10.3(1)         Sixth Amendment to the A. H. Belo
                                     Corporation Employee Savings and
                                     Investment Plan

                     10.3(2) Sixth Amendment to the G. B. Dealey Retirement Pension Plan

                     10.4(1) Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as Syndication Agent, The First National Bank of Chicago, as Administrative Agent, Texas Commerce Bank National Association, as Documentation Agent and
                                     The Banks Listed Therein, as Lenders

         (b)     Reports on Form 8-K

                 During the quarter covered by this report there was a report on Form 8-K filed on June 8, 1994, containing information under Item 2 concerning the acquisition of the assets of WWL-TV in New Orleans, Louisiana. Subsequently, an amendment to the Form 8-K was filed on Form 8-K/A on August 2, 1994, containing information under Item 7 concerning the financial statements and pro-forma disclosure requirements related to the above noted acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  A. H. BELO CORPORATION



August 12, 1994                   By: /s/ MICHAEL D. PERRY
                                      Michael D. Perry
                                      Senior Vice President and
                                      Chief Financial Officer

                                    INDEX TO EXHIBITS

                                                                                   Seq.
Exhibit                                                                            Page
Number          Description                                                        Num.
- - -------         -----------                                                        ----
10.3(1)         Sixth Amendment to the A. H. Belo Corporation Employee
                Savings and Investment Plan                                        ____

10.3(2)         Sixth Amendment to the G. B. Dealey Retirement Pension Plan        ____

10.4(1)         Credit Agreement dated as of August 5, 1994 between the Company and Citicorp Securities, Inc., as Syndication Agent, The First
                National Bank of Chicago, as Administrative Agent, Texas
                Commerce Bank National Assocation, as Documentation Agent, and
                The Banks Listed Therein, as Lenders                                ____