Form 10-Q
period 1994-09-30
BELO A H CORP
filed 1994-11-07
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1994

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

                               YES  X     NO
                                   ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                            OUTSTANDING AT 10/31/94
                        -----                            -----------------------
            Common Stock, $1.67 par value                      19,730,023*

    ---------------
    * Consisting of 14,088,944 shares of Series A Common Stock and 5,641,079 shares of Series B Common Stock.

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


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .         9

Item 3.          Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . .         9

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .         9

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .        10


                                    PART I.

ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                   Three months             Nine months
                                                                ended September 30,     ended September 30,
===============================================================================================================
In thousands, except per share amounts
(unaudited)                                                     1994         1993        1994        1993
- ---------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
  Newspaper publishing                                       $ 93,262     $  83,309    $ 267,290    $  246,830
  Broadcasting                                                 66,320        49,230      179,276       152,353
- ---------------------------------------------------------------------------------------------------------------

    Total net operating revenues                              159,582       132,539      446,566       399,183
- ---------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
  Salaries, wages and employee benefits                        46,527        40,136      130,875       118,992
  Newsprint, ink and other supplies                            25,739        26,177       75,993        78,261
  Other production, distribution and operating costs           42,271        37,715      118,548       109,513
  Depreciation                                                  8,762         6,027       23,925        17,968
  Amortization                                                  3,598         3,096        9,952         9,288
- ---------------------------------------------------------------------------------------------------------------

    Total operating costs and expenses                        126,897       113,151      359,293       334,022
- ---------------------------------------------------------------------------------------------------------------

    Earnings from operations                                   32,685        19,388       87,273        65,161
- ---------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSE
  Interest expense                                             (4,827)       (3,639)     (11,130)      (11,188)
  Other, net (Note 7)                                          (7,450)          432       (6,465)          763
- ---------------------------------------------------------------------------------------------------------------

EARNINGS
  Earnings before income taxes and cumulative effect
    of change in accounting                                    20,408        16,181       69,678        54,736
  Income taxes                                                  4,660         8,247       24,381        23,388
- ---------------------------------------------------------------------------------------------------------------

  Net earnings before cumulative effect
    of change in accounting                                    15,748         7,934       45,297        31,348
  Cumulative effect of change in accounting for
    income taxes (Note 3)                                           -             -            -         6,599
- ---------------------------------------------------------------------------------------------------------------

  Net earnings                                               $ 15,748     $   7,934    $  45,297    $   37,947
- ---------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Before cumulative effect of change in accounting           $    .79     $     .39    $    2.24    $     1.56
  Cumulative effect of change in accounting                  $      -     $       -    $       -    $      .33
  Net earnings                                               $    .79     $     .39    $    2.24    $     1.89
- ---------------------------------------------------------------------------------------------------------------

Average shares outstanding                                     19,946        20,301       20,237        20,078
- ---------------------------------------------------------------------------------------------------------------

Cash dividends declared per share                            $    .30     $     .28    $     .60    $      .56
- ---------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

===============================================================================================================
In thousands                                                          SEPTEMBER 30,           December 31,
(Current year unaudited)                                                   1994                   1993
- ---------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and temporary cash investments                                $    8,254              $    8,943
    Accounts receivable, net                                               86,463                  80,023
    Other current assets                                                   23,768                  28,419
- ---------------------------------------------------------------------------------------------------------------

         Total current assets                                             118,485                 117,385
- ---------------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
    Land                                                                   19,516                  15,065
    Buildings                                                             123,419                 116,466
    Newspaper publishing equipment                                        185,212                 183,211
    Broadcast equipment                                                   113,251                  93,276
    Other                                                                  40,279                  35,610
    Advance payments on plant and equipment expenditures                   23,384                   8,679
- ---------------------------------------------------------------------------------------------------------------

         Total property, plant and equipment                              505,061                 452,307

    Less accumulated depreciation                                        (204,798)               (182,295)
- ---------------------------------------------------------------------------------------------------------------

         Net property, plant and equipment                                300,263                 270,012
- ---------------------------------------------------------------------------------------------------------------

Excess cost over values assigned to
  tangible assets of purchased subsidiaries                               405,859                 333,880
Other intangibles, net                                                     19,268                  20,221
Other assets, at cost                                                      50,589                  54,658
- ---------------------------------------------------------------------------------------------------------------

         Total assets                                                  $  894,464              $  796,156
===============================================================================================================

A. H. Belo Corporation and Subsidiaries


===============================================================================================================
In thousands, except share data                                       SEPTEMBER 30,           December 31,
(Current year unaudited)                                                   1994                   1993
- ---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                $ 49,185               $  49,542
    Other current liabilities                                              14,882                  10,189
- ---------------------------------------------------------------------------------------------------------------

         Total current liabilities                                         64,067                  59,731
- ---------------------------------------------------------------------------------------------------------------

Long-term debt                                                            358,400                 277,400
Deferred income taxes                                                     110,815                 107,308
Other liabilities                                                           6,074                   5,618

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
       Series A:  Issued 14,088,144 shares at September 30, 1994
         and 14,467,182 shares at December 31, 1993                        23,527                  24,161
       Series B:  Issued 5,641,479 shares at September 30, 1994
         and 5,743,099 shares at December 31, 1993                          9,421                   9,591
    Additional paid-in capital                                            118,496                 116,451
    Retained earnings                                                     207,393                 201,246
- ---------------------------------------------------------------------------------------------------------------

         Total                                                            358,837                 351,449

    Deferred compensation - restricted shares                              (3,729)                 (5,350)
- ---------------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                       355,108                 346,099
- ---------------------------------------------------------------------------------------------------------------

             Total liabilities and shareholders' equity                  $894,464               $ 796,156
===============================================================================================================




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                                    Nine months
                                                                               ended September 30,
===============================================================================================================
In thousands
(unaudited)                                                                1994                    1993
- ---------------------------------------------------------------------------------------------------------------
OPERATIONS
    Net earnings                                                      $    45,297                $ 37,947
         Adjustments to reconcile net earnings
           to net cash provided by operations:
             Depreciation and amortization                                 33,877                  27,256
             Deferred income taxes                                          2,146                   8,435
             Non-cash adjustments and allowances                            1,731                     107
             Cumulative effect of change in accounting                          -                  (6,599)
             Other, net                                                    (1,351)                  2,825
             Net change in current assets and liabilities:
                 Accounts receivable                                       (6,594)                  1,757
                 Other current assets                                       5,457                  (8,304)
                 Accounts payable and accrued expenses                     (1,171)                   (101)
                 Other current liabilities                                  8,720                   3,351
- ---------------------------------------------------------------------------------------------------------------

    Net cash provided by operations                                        88,112                  66,674
- ---------------------------------------------------------------------------------------------------------------

INVESTMENTS
    Acquisition of WWL-TV assets                                         (110,038)                      -
    Capital expenditures                                                  (24,760)                (41,397)
    Asset dispositions                                                        948                   2,287
- ---------------------------------------------------------------------------------------------------------------

         Net cash used for investments                                   (133,850)                (39,110)
- ---------------------------------------------------------------------------------------------------------------

FINANCING
    Repayment of long-term debt                                                 -                (100,000)
    Net proceeds from (payments on) revolving debt                         81,000                  70,000
    Purchases of treasury stock                                           (32,073)                      -
    Payments of dividends on stock                                         (9,021)                 (8,310)
    Net proceeds from exercise of stock options                             5,143                  15,926
- ---------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing                         45,049                 (22,384)
- ---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments               (689)                  5,180
- ---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                  8,943                   2,683
- ---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                  $     8,254                $  7,863
===============================================================================================================

SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                         $    10,155                $ 12,222
    Income taxes paid                                                 $    20,483                $ 10,541
- ---------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The unaudited consolidated condensed financial statements as of September 30, 1994 and for the three and nine-month periods ended September 30, 1994 and 1993 and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1993.

(2) In the opinion of A. H. Belo Corporation (the "Company" or "Belo") management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1994, and its results of operations and cash flows for the indicated periods. All such adjustments are of a normal recurring nature.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(3) Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" changing the method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was an increase to net earnings of $6,599,000 or 33 cents per share.

(4) On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana from Rampart Operating Partnership for approximately $110,000,000 in cash.

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

         The pro forma financial results of operations below, which reflect purchase price adjustments including an estimated fixed long-term borrowing rate of 7 percent, assume the transaction was completed at the beginning of each period presented (in thousands):

                 -------------------------------------------------------------------------------------
                 Nine months ended September 30,                                 1994             1993
                 -------------------------------------------------------------------------------------
                 Net operating revenues                                     $ 459,848        $ 420,279
                 Net earnings before cumulative effect
                      of change in accounting                               $  44,690        $  29,163
                 Net earnings                                               $  44,690        $  35,762
                 Net earnings per share before cumulative
                       effect of change in accounting                       $    2.21        $    1.45
                 Net earnings per share                                     $    2.21        $    1.78
                 -------------------------------------------------------------------------------------

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisition been completed as of the indicated dates, nor is it indicative of future operating results.

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

         As of September 30, 1994, the Company had $358,400,000 of outstanding debt. Based on the terms of the credit facility, all of the Company's borrowings at September 30, 1994, including $22,000,000 of various short-term notes which the Company has the intent and ability to refinance under the revolving credit facility, are classified as long-term.

(6) During the nine months ended September 30, 1994, Belo repurchased 644,000 shares of treasury stock for an aggregate purchase price of $32,073,000. All of these shares have been retired, resulting in a $32,073,000 reduction in total shareholders' equity.

(7) In September 1994, Belo donated 58,835 shares of Stauffer Communications, Inc. to The Dallas Morning News--WFAA Foundation. The fair market value of the shares at the time of the transfer, as determined by an outstanding tender offer from a third party, exceeded the carrying value of the stock, resulting in a gain of $9,271,000, which was offset by a charge for the charitable contribution of $16,675,000. The transaction, net of a $5,837,000 income tax benefit, resulted in a decrease in quarter and year-to-date net earnings of $1,567,000 (8 cents per share).

         Upon consummation of the tender offer for the shares, the Company expects to sell the remaining 15,267 shares in Stauffer
         Communications, Inc. during 1995 for an offsetting gain of 8 cents per share.

 (8) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


==========================================================================================================
                                                     Three months ended                Nine months ended
                                                       September 30,                     September 30,
                                                 1994               1993             1994             1993
- ----------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                      $  93,262       $  83,309        $ 267,290        $ 246,836
    Broadcasting                                 66,319          49,314          179,276          152,590
    Intersegment revenues                             1             (84)               -             (243)
- ----------------------------------------------------------------------------------------------------------

                                              $ 159,582       $ 132,539        $ 446,566        $ 399,183
==========================================================================================================

EARNINGS FROM OPERATIONS
    Newspaper publishing                      $  18,220       $  10,887        $  46,844        $  35,057
    Broadcasting                                 19,083          12,187           51,630           42,512
    Corporate expenses                           (4,618)         (3,686)         (11,201)         (12,408)
- ----------------------------------------------------------------------------------------------------------

                                              $  32,685       $  19,388        $  87,273        $  65,161
==========================================================================================================

DEPRECIATION AND AMORTIZATION
    Newspaper publishing                      $   5,163       $   4,116        $  15,461        $  12,178
    Broadcasting                                  7,050           4,946           17,969           14,882
    Other                                           147              61              447              196
- ----------------------------------------------------------------------------------------------------------

                                              $  12,360       $   9,123        $  33,877        $  27,256
==========================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's primary source of liquidity is cash provided by operations, which was $88,112,000 for the nine months ended September 30, 1994. This compares with $66,674,000 generated during the corresponding period in 1993. This improvement is mostly due to increased earnings before the cumulative effect of an accounting change and changes in the components of working capital. Cash from operations for the nine months of 1994 was sufficient to fund capital expenditures and dividends on common stock. Excess cash from operations was also used to repurchase 644,000 treasury shares for $32,073,000. These shares were subsequently retired.

         At September 30, 1994, the Company had access to $600,000,000 in revolving credit under which it borrowed $110,000,000 on June 1, 1994 to finance the purchase of certain of the assets of WWL-TV, the CBS television affiliate in New Orleans, Louisiana. As of September 30, 1994, borrowings under the revolving credit agreement were $330,000,000. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are also classified as long-term. At September 30, 1994, there were $22,000,000 in short-term notes outstanding.

         Belo's ratio of long-term debt to total capitalization at September 30, 1994 was 50.2 compared to a ratio of 44.5 at December 31, 1993. The change during 1994 is due to additional borrowings to finance the acquisition of WWL-TV as noted previously and the reduction in shareholders' equity due to the repurchase and subsequent retirement of treasury shares, partially offset by current year earnings.

         Although the Company believes its current financial condition and credit relationships will enable it to adequately fund its current obligations and near-term growth strategy, the Company's board of directors has authorized the Company to file a shelf registration statement that would allow the Company, from time to time, to offer up to $200,000,000 of debt securities. Proceeds from any such offering would be used to refinance existing indebtedness, to repurchase common stock under the Company's stock repurchase program and for general corporate purposes.

         Capital expenditures for the nine months of 1994 were $24,760,000. Current year capital expenditures include additional production equipment for The Dallas Morning News and significant building projects at two of Belo's broadcast stations. Capital expenditures are generally financed with cash from operations, supplemented when necessary with bank borrowings.

         Belo paid dividends of $9,021,000 or 45 cents per share on Series A and Series B common stock outstanding during year-to-date 1994 compared to $8,310,000 or 42 cents per share in the same period of 1993.

RESULTS OF OPERATIONS

         Belo recorded net earnings of $15,748,000 (79 cents per share) and $45,297,000 ($2.24 per share) for the quarter and year-to-date periods ended September 30, 1994, respectively, both of which were improvements from the same periods in 1993. Net earnings for the same periods last year were $7,934,000 (39 cents per share) for the quarter and $37,947,000 ($1.89 per share) for nine months. Results for the quarter and nine months of 1994 include a one-time charge to net earnings of $1,567,000 (8 cents per share) from the donation of shares of Stauffer Communications, Inc. stock to The Dallas Morning News--WFAA Foundation. The transaction included a $9,271,000 gain on the write-up of the shares to fair market value, less a charge of $16,675,000 for the subsequent donation of those shares to the Foundation, and the related income tax benefit of $5,837,000. Upon consummation of an outstanding tender offer for the shares, Belo expects to sell its remaining investment in Stauffer Communications, Inc. during 1995 for an offsetting gain of 8 cents per share. It is the Company's intention that The Dallas Morning News--WFAA Foundation will fund most of the future corporate charitable cash contributions that have heretofore been funded directly by Belo. Results for the nine months of 1993 include an increase in net earnings of $6,599,000 (33 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," partially offset by an adjustment to accommodate the one percent increase in the federal income tax rate in August 1993, which resulted in a net earnings decrease of $2,249,000 (11 cents per share) as deferred tax accounts were again adjusted to reflect the new tax rate. Excluding the nonrecurring charge in 1994 and the effects of SFAS No. 109 in 1993, comparable earnings for the third quarter of 1994 and 1993 would have been 87 cents and 50 cents, respectively, while comparable year-to-date earnings would have been $2.32 per share for the 1994 period versus $1.67 for the 1993 period.

         Earnings for the nine-month period in 1994 include the first quarter reversal of certain music license fee accruals of $631,000 (2 cents per share). Results for the three and nine-month periods ended September 30, 1994 include three and four months' operations of WWL-TV, respectively, which was consolidated beginning June 1, 1994. Net earnings (after financing costs and taxes) for the three and nine-month periods were slightly higher due to WWL-TV's results.

         Revenues for the quarter and nine-month periods ended September 30, 1994 were $159,582,000 and $446,566,000. Revenues for the same periods in 1993 were $132,539,000 and $399,183,000, resulting in year-to-year improvement of
20.4 percent and 11.9 percent, respectively. Publishing revenues for the quarter of $93,262,000 improved 11.9 percent over 1993 third quarter revenues of $83,309,000 while year-to-date revenues of $267,290,000 were 8.3 percent better than the $246,830,000 recognized during year-to-date 1993. While full run ROP retail advertising volumes were down during the third quarter, the declines were offset by increases in full run preprints, resulting in a slight increase in retail revenues for 1994 versus 1993. General and classified advertising revenues have improved during the three and nine-month periods of 1994, primarily in the automotive and employment categories, due to both higher volumes and increased rates. Circulation revenues were down slightly on a year-to-date basis due to contractor rate adjustments that were implemented in the first quarter. These declines were subsequently offset by daily subscription and Sunday single copy rate increases during the second and third quarters. Accordingly, circulation revenues improved for the three month period ending September 30, 1994 compared to the same period in 1993, even though circulation volumes remained flat on a daily basis and were slightly lower for Sundays.

         Excluding WWL-TV revenues for the three and nine-month periods ended September 30, 1994, broadcast revenues improved 17 percent and 10.1 percent, respectively. Total broadcast revenues of $66,320,000 for the quarter and $179,276,000 for nine months were 34.7 percent and 17.7 percent better than revenues of $49,230,000 and $152,353,000 in the corresponding 1993 periods. Locally generated revenues in Dallas were 48.1% better than in third quarter 1993 while the Virginia and Tulsa stations each posted third quarter local revenues that exceeded 1993 third quarter revenues by more than 15 percent. Favorable national advertising sales trends in all markets contributed to higher 1994 revenues. Political advertising also had a significant effect on third quarter broadcast revenues, contributing $2,468,000 of the total third quarter improvement. Recently renegotiated network affiliation agreements for certain of the Company's television stations also resulted in third quarter network revenue increases. Network compensation will be higher in future periods as a result of these new agreements. Year-to-date revenues were also up significantly from 1993, primarily due to locally generated advertising. Additionally, national revenues for the nine months ended September 30, 1994 were boosted by broadcast of the Winter Olympics by Belo's CBS affiliates.

         Operating expenses for the three and nine months of 1994 of $126,897,000 and $359,293,000 increased 12.1 percent and 7.6 percent, respectively, from 1993 to 1994. Salaries, wages and employee benefits increased 15.9 percent and 10 percent, respectively, (10.4 percent and 7.5 percent, excluding WWL-TV) due to additional employees, salary increases and higher benefit costs, particularly pension and 401(k) matching contributions. Increased programming expenses for locally produced series and syndicated programs represent a significant portion of the overall increase in other production, distribution and operating costs, which was higher by 12.1 percent and 8.3 percent for the three and nine-month periods, respectively (4.9 percent and 5.1 percent, excluding WWL-TV). Higher distribution and outside solicitation costs also contributed to the increase. These increases were offset somewhat by the first quarter reversal of certain music license fee accruals of $631,000 and savings in rental of property and equipment. Favorable newsprint prices in 1994 and slightly lower tonnage resulted in lower quarter and year-to-date 1994 expense for newsprint, ink and other supplies. However, recent and proposed newsprint price increases are expected to offset much of the year-to-date 1994 savings by year end.

Furthermore, although the effect on net earnings cannot be predicted at this time, the Company expects newsprint prices to continue to increase during 1995. Depreciation expense increased in 1994 primarily due to the addition of WWL-TV assets in June 1994 and completion of the North Plant production facility expansion in the third quarter of 1993.

         Interest expense of $4,827,000 for the third quarter of 1994 was significantly higher than the $3,639,000 in the third quarter 1993, due to borrowings of $110,000,000 on June 1, 1994 for the purchase of WWL-TV. Interest expense for the nine months ended September 30, 1994 was relatively flat compared to 1993 despite higher 1994 borrowings. This is because of the replacement of $100,000,000 of 8 5/8% notes with proceeds from the revolving credit agreement in December 1993.

         The effective tax rate for the three-month period ended September 30, 1994 of 22.8 percent compares to an effective rate of 51 percent during the same period of 1993. The third quarter 1994 rate reflects the tax benefit associated with the Stauffer Communications, Inc. transaction discussed previously. In the third quarter of 1993, the effective rate included an adjustment of $2,249,000 to deferred taxes for the change in the federal income tax rate to 35 percent. Effective tax rates excluding these adjustment were
38.7 percent in 1994 and 37.1 percent in 1993.


OTHER MATTERS

         On September 13, 1994, Belo announced an agreement in principle to purchase television station KIRO-TV in Seattle, Washington, for $160,000,000 cash. Belo intends to borrow funds from its revolving credit agreement to complete the purchase. The transaction, which is subject to the signing of a definitive agreement, as well as customary closing conditions, including approval by appropriate government agencies, will be accounted for as a purchase.


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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Ex. 27   Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter covered by this report, there was a report on Form 8-K filed on September 19, 1994, containing information under Item 5 concerning an agreement in principle to purchase the assets of television station KIRO-TV in Seattle, Washington.





                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             A. H. BELO CORPORATION



November 7, 1994                             By:  /S/ Michael D. Perry
                                                  Michael D. Perry
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


                                                               SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER               DESCRIPTION                                   PAGE
- -------              -----------                               ------------
  27           Financial Data Schedule
