Form 10-K405
period 1994-12-31
BELO A H CORP
filed 1995-03-15
CIK 356080

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1994

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-8598

                             A. H. BELO CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                                               75-0135890
   (State or other jurisdiction of                                                  (I.R.S. Employer
    incorporation or organization)                                                Identification No.)

           P. O. BOX 655237
              DALLAS, TEXAS                                                            75265-5237
(Address of principal executive offices)                                               (Zip Code)

          Registrant's telephone number, including area code:  (214) 977-6606

               Securities registered pursuant to Section 12(b) of the Act:

                                                                         NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                       ON WHICH REGISTERED
                -------------------                                      -----------------------
       SERIES A COMMON STOCK, $1.67 PAR VALUE                            NEW YORK STOCK EXCHANGE
          PREFERRED SHARE PURCHASE RIGHTS                                NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: SERIES B COMMON STOCK, $1.67 PAR VALUE
                                                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES   X    NO
                 ---       ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the registrant's voting stock held by nonaffiliates on February 28, 1995, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $869,437,405.*

Shares of Common Stock outstanding at February 28, 1995: 19,907,543 shares. (Consisting of 15,162,735 shares of Series A Common Stock and 4,744,808 shares of Series B Common Stock.)

* For purposes of this calculation the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 3, 1995 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                                                  A. H. BELO CORPORATION
                                                        FORM 10-K
                                                    TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                          PART I
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .     6

                                                         PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . .     7
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . .     9
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements
           below) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . .    14

                                                         PART III
Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .    14
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .    14
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .    14

                                                         PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . .    14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                                              INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
Consolidated Statements of Earnings for the years ended December 31, 1994, 1993 and 1992  . . . . . . .    24
Consolidated Balance Sheets as of December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . .    25
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993
   and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992  . . . . . .    28
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
Management's Responsibility for Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .    40

                                     PART I

ITEM 1.  BUSINESS

    A. H. Belo Corporation (the "Company" or "Belo") owns and operates newspapers and network-affiliated television stations in seven U.S. cities.
The Company traces its roots to The Galveston Daily News, which began publishing in 1842. Incorporated in Texas in 1926, the Company was reorganized as a Delaware corporation in 1987. (References herein to "Company" or "Belo" mean A. H. Belo Corporation and its wholly-owned subsidiaries unless the context otherwise specifies.)

    The Company's principal newspaper is The Dallas Morning News. In addition, the Company publishes eight community newspapers for certain suburbs in the Dallas-Fort Worth metropolitan area. The Company also owns and operates network- affiliated VHF television broadcast stations in Dallas-Fort Worth and Houston, Texas; Seattle-Tacoma, Washington; Sacramento-Stockton-Modesto, California; Norfolk-Portsmouth-Newport News-Hampton, Virginia; New Orleans, Louisiana; and Tulsa, Oklahoma. The assets of television station WWL-TV in New Orleans, Louisiana, were purchased by the Company on June 1, 1994 for $110,000,000. Further, on February 1, 1995, the Company completed the acquisition of the assets of television station KIRO-TV in Seattle, Washington, for $162,500,000, excluding final adjustments.

    Note 12 to the Consolidated Financial Statements, included on page 38 of this document, contains information about the Company's industry segments for the years ended December 31, 1994, 1993 and 1992.

                              NEWSPAPER PUBLISHING

    The Company's wholly-owned subsidiary, The Dallas Morning News, Inc., publishes the Company's principal newspaper, The Dallas Morning News, seven days a week. Published continuously since 1885, The Dallas Morning News provides coverage of local, state, national and international news. The Morning News is distributed throughout the Southwest, though its circulation is
concentrated primarily in the twelve counties surrounding Dallas:   Collin,
Dallas, Denton, Ellis, Henderson, Hood, Hunt, Johnson, Kaufman, Parker, Rockwall and Tarrant counties.

    The Dallas Morning News strives to serve the public interest by maintaining a strong and independent voice in matters of public concern. It is the policy of the Company to allocate such resources as may be necessary to maintain excellence in news reporting and editorial comment in The Dallas Morning News.

    The Dallas Morning News serves a large readership in its primary market. Average paid circulation for the six months ended September 30, 1994, according to the unaudited Publisher's Statement of the Audit Bureau of Circulations, an independent agency, was 524,567 daily, down slightly from the 1993 average daily circulation of 527,387. Sunday's average paid circulation was 797,206, down 2.1 percent from the six months ended September 30, 1993 average of 814,404.


    The Dallas Morning News competes for advertising with television and radio stations (including a television station owned and operated by the Company), magazines, direct mail, cable television, billboards and other newspapers (including the other newspapers owned and operated by the Company). Also competing with The Dallas Morning News is the Fort Worth Star-Telegram, owned by Capital Cities/ABC, Inc..

    The basic material used in publishing The Dallas Morning News is newsprint. The average unit price of newsprint consumed during 1994 was slightly less than that of the prior year. However, recent market-wide increases in newsprint prices are expected to result in substantially higher newsprint prices during 1995. At present, newsprint is purchased from nine suppliers. During 1994, the Company's three largest providers of newsprint supplied approximately 57 percent of the annual requirements, but the Company is not dependent on any one of them. Management believes its sources of newsprint, along with alternate sources that are available, are adequate for its current needs.

    DFW Suburban Newspapers, Inc. publishes six paid and two free circulation newspapers for suburban communities in the Dallas-Fort Worth metropolitan area. These publications are delivered either one or two days a week. Each of the Company's community publications has its own sales, circulation, news and editorial personnel, and several of the publications maintain separate offices. All administrative functions are centralized and all of the newspapers are printed at a plant in Arlington, Texas. This plant is owned and operated by DFW Printing Company, Inc., a wholly-owned subsidiary of the Company, which, in addition to printing the suburban newspapers, is the site of the Company's commercial printing operations.

                            TELEVISION BROADCASTING

    The following table lists relevant information about the Company's television broadcasting stations:

                                                                                   TOTAL
STATION,                                                                           NUMBER OF      NUMBER OF
CHANNEL,                                       DMA                                 TELEVISION     COMMERCIAL
MARKET AND                                     NATIONAL       EXPIRATION           BROADCAST      BROADCAST
NETWORK                       TV HOMES         MARKET         DATE OF              STATIONS IN    STATIONS IN
AFFILIATION                   IN DMA (1)       RANK (1)       FCC LICENSE          MARKET (1)     MARKET (1)
- --------------                ------------     ----------     -------------        ----------     ----------
WFAA-TV, Ch. 8                1,820,710           8th         August 1, 1993 (2)   6 VHF          4 VHF
Dallas-Fort Worth, TX                                                              9 UHF          9 UHF
(ABC)

KHOU-TV, Ch. 11               1,561,530          11th         August 1, 1998       4 VHF          3 VHF
Houston, TX                                                                        10 UHF         10 UHF
(CBS)

KIRO-TV, Ch. 7                1,468,730          12th         February 1, 1999     7 VHF          6 VHF
Seattle-Tacoma, WA                                                                 4 UHF          2 UHF
(UPN)(3)

KXTV, Ch. 10                  1,109,140          21st         December 1, 1998     4 VHF          3 VHF
Sacramento-                                                                        6 UHF          6 UHF
Stockton-Modesto, CA
(ABC) (4)

WVEC-TV, Ch. 13                 620,390          40th         October 1, 1996      3 VHF          3 VHF
Norfolk-Portsmouth-                                                                3 UHF          2 UHF
Newport News-Hampton, VA
(ABC)

WWL-TV, Ch. 4                   615,180          41st         June 1, 1997         4 VHF          3 VHF
New Orleans, LA                                                                    3 UHF          2 UHF
(CBS)

KOTV, Ch. 6                     462,800          59th         June 1, 1998         4 VHF          3 VHF
Tulsa, OK                                                                          4 UHF          3 UHF
(CBS)

________________________


(1) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the local stations receive a preponderance of total viewing hours. DMA data, which is published by the A. C. Nielsen Company ("Nielsen"), is a significant factor in determining television advertising rates. All the information shown in the table is as of the November 1994 Nielsen ratings book.

(2) An application for renewal of the license for WFAA-TV is pending before the Federal Communications Commission, and the station's license is by statute continued in effect pending action thereon.

(3) On February 1, 1995, the Company purchased television station KIRO-TV for $162,500,000, excluding final adjustments. At that time, KIRO-TV was being operated as a CBS affiliate. As of March 13, 1995, the station began operating as a United Paramount Network affiliate.

(4) Effective March 6, 1995, KXTV became an ABC television affiliate. Prior to March 6, 1995, KXTV was being operated as a CBS affiliate.

    Commercial television stations generally fall into one of three categories. The first category of stations consists of stations affiliated with one of the three major national networks (ABC, CBS and NBC). The second category is comprised of stations affiliated with newer national networks, such as Fox and the recently formed United Paramount Network ("UPN") and the WB (Warner Brothers) Television Network. The third category includes independent stations that are not affiliated with any network and that rely principally on local and syndicated programming.

    Affiliation with a television network can have a significant influence on the revenues of a television station because the audience share drawn by a network's programming can affect the rates at which a station can sell advertising time. The Federal Communications Commission ("FCC") regulates certain provisions of television stations' network affiliation contracts. The television networks compete for affiliations with licensed television stations through program commitments and local marketing support. From time to time, local television stations also solicit network affiliations on the basis of their ability to provide a network better access to a particular market.

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

    The Company's television broadcast properties compete for advertising revenues directly with other media such as newspapers (including those owned and operated by the Company), billboard advertising, magazines, direct mail advertising, radio stations, other television stations, cable television systems, and indirectly, with motion picture theaters and other news and entertainment media. The success of broadcast operations depends on a number of factors, including the general strength of the national and local economy, the ability to provide attractive programming, audience ratings, relative cost efficiency in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies.

    The three major national television networks are represented in each television market in which the Company has a television broadcast station. Fox-affiliated stations also compete in each of Belo's markets for advertising sales and local viewers. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated commercial VHF television stations. See the table on page two of this document for information regarding the number of competing stations in each of the Company's television broadcast markets.

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

    An application for renewal of the broadcast license for WFAA-TV is pending before the FCC. The station's license is by statute continued pending action thereon. The current license expiration dates for each of the Company's television broadcast stations are set forth in the table under "Business-Television Broadcasting."

    FCC rules limit the total number of television broadcast stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. FCC rules also place certain limits on common ownership, operation and control of, or cognizable interests or voting power in, (a) broadcast stations serving the same area, (b) broadcast stations and daily newspapers serving the same area and (c) television broadcast stations and cable systems serving the same area. The Company's ownership of The Dallas Morning News and WFAA-TV, which are both located in the Dallas-Fort Worth area and serve the same market area, predates the adoption of the FCC's rules regarding cross-ownership, and the Company's ownership of The Dallas Morning News and WFAA-TV has been "grandfathered" by the FCC.

    These FCC rules affect the number, type and location of newspaper, broadcast and cable television properties that the Company might acquire in the future. For example, under current rules, the Company could not acquire any daily newspaper, broadcast or cable television properties in a market in which it now owns or has an interest deemed attributable under FCC rules in a television station, except that the FCC's rules and policies provide that waivers of their restrictions could be available to permit the Company's acquisition of radio stations in the Dallas, Houston, Seattle and Sacramento markets. Under current FCC regulations, and in light of the Company's current investments, the Company could not acquire outright any more television stations in other markets (but not including "satellite" television stations located within a parent station's grade B service contour which rebroadcast all or most of the parent station's programming) without disposing of another television station. The FCC has instituted proceedings looking toward possible relaxation of certain of these rules regulating television station ownership and changes in the standards used to determine what type of interests are considered to be attributable under it's rules.

    The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has modified its rules which restrict network participation in program production and syndication. The U.S. Supreme Court has refused to review a lower court decision that upheld FCC action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts. The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming.

    The FCC has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems and requiring mid-license term review of television stations' equal employment opportunity practices. Certain provisions of the 1992 Cable Act, including the provisions respecting cable systems' carriage of local television stations, are the subject of pending judicial review proceedings. The FCC has also modified its rules to enable local telephone companies to provide a "video dialtone" service that would be similar to the ordinary telephone dialtone and would provide access for consumers to a wide variety of services, including video programming. This decision is the subject of pending judicial review proceedings.

    Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. The FCC is at present considering revision or elimination of rules which now limit the permissible amount of primetime network programming which television stations in the top 50 markets may carry; rules relating to telephone company ownership of cable television systems; and policies with respect to high definition television. The Company cannot predict the effect of existing and proposed federal regulations and policies on its broadcast business.

    The foregoing does not purport to be a complete summary of all the provisions of the Act or the regulations and policies of the FCC thereunder. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

                                   EMPLOYEES

    As of December 31, 1994, the Company had 3,082 full-time employees.   At
such date, there were 28 full-time and 1 part-time television broadcasting employees of WFAA-TV represented by a union under a contract that expires on September 11, 1996. Furthermore, WWL-TV had 90 full-time and 1 part-time television broadcasting employees represented by unions under two separate contracts that expire on September 24, 1996 and January 8, 1997. As of February 1, 1995, KIRO-TV employed 228 employees, including 117 full-time and 13 part-time employees represented by three unions under five different agreements. Two of these agreements expired on December 31, 1994 and are currently under negotiation, two of the agreements expire on April 30, 1995 and the fifth agreement expires on May 31, 1997.

ITEM 2.  PROPERTIES

    The Company's corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices that are located in downtown Dallas in a portion of a 17-story office building owned by the Company.

    The Company owns and operates a newspaper printing facility in Plano, Texas (the "North Plant"), in which eight high-speed offset presses are housed to print The Dallas Morning News. The remainder of The Morning News' operations are housed in a Company-owned five-story building in downtown Dallas. This facility is equipped with computerized input and photocomposition facilities and other equipment that is used in the production of both news and advertising copy.

    DFW Suburban Newspapers, Inc. and DFW Printing Company, Inc. operations are located at a Company-owned plant in Arlington, Texas. This facility is pledged as security for certain industrial revenue bonds issued in 1985.

    The studios and offices of WFAA-TV occupy Company-owned facilities in downtown Dallas. The Company also owns 50 percent of the outstanding capital stock of Hill Tower, Inc. ("Hill Tower"), owner of a 1,500-foot transmitting tower and antennas located in Cedar Hill, Texas. The remaining 50 percent of Hill Tower is owned by the CBS television affiliate in Dallas, a subsidiary of
Argyle Television Holding, Inc..   This property is used by both WFAA and the
CBS television affiliate.

    KHOU-TV operates from Company-owned facilities located in Houston. The station's transmitter is located near DeWalt, Texas and includes a 2,000-foot tower.

    KIRO-TV operates from Company-owned facilities located in Seattle, Washington. The station's transmitting facility, which includes a 535-foot tower, is also located in Seattle.

    KXTV operates from Company-owned facilities located in Sacramento, California. The station's 2,000-foot tower and transmitter system are located in Sacramento County, California. The tower and transmitter building are owned by a joint venture between the Company and a subsidiary of River City Broadcasting, Inc., which owns and operates the ABC television affiliate in Stockton. KXTV leases the transmitter site from the joint venture.

    WVEC-TV operates from Company-owned facilities in Hampton and Norfolk, Virginia. The transmitting facility includes a 980-foot tower and antenna in Driver, Virginia. WVEC also leases additional building space adjacent to the Company- owned facilities that is used by the marketing and business departments.

    WWL-TV operates from Company-owned facilities in New Orleans, Louisiana. The transmitting facility includes a 960- foot tower in Gretna, Louisiana. WWL-TV also leases space in New Orleans, which is used as an additional broadcast studio.

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


ITEM 3.  LEGAL PROCEEDINGS

    There are legal proceedings pending against the Company, including a number of actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions are either covered by insurance or would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's authorized common equity consists of 150,000,000 shares of Common Stock, par value $1.67 per share. The Company currently has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except that Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share; transferability of the Series B shares is limited to family members and affiliated entities of the holder; and Series B shares are convertible at any time on a one-for-one basis into Series A shares. Shares of the Company's Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. The Company has also issued certain Preferred Stock Purchase Rights that accompany the outstanding shares of the Company's Common Stock. See Note 9 of Notes to Consolidated Financial Statements.

     The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported by the New York Stock Exchange for the last two years.

- -------------------------------------------------------------------------------------------
                                                                                   DIVIDEND
                                         HIGH           LOW           CLOSE          PAID
- -------------------------------------------------------------------------------------------
1994
             Fourth Quarter            57 1/4          47 1/2        56 1/2           .15
             Third Quarter             52 1/4          43 3/8        50 3/4           .15
             Second Quarter            50 3/8          43 1/8        43 1/8           .15
             First Quarter             55              47 3/4        48               .15

1993
             Fourth Quarter            53              44            53               .14
             Third Quarter             49 5/8          45 1/4        46 3/8           .14
             Second Quarter            49              39 3/4        46 3/4           .14
             First Quarter             43 3/8          38 3/4        40 1/4           .14
- -------------------------------------------------------------------------------------------

     On February 28, 1995, the closing price for the Company's Series A Common Stock, as reported on the New York Stock Exchange, was $56 3/8 and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 723. On February 28, 1995, there were approximately 559 holders of record of shares of Series B Common Stock.

    On February 22, 1995, the Company announced a two-for-one stock split in the form of a stock dividend whereby one additional share of Series A and Series B Common Stock will be issued for each share of Series A and Series B Common Stock outstanding on May 19, 1995, the record date for the split. The stock split will be effected on June 9, 1995. On February 22, 1995, the Board of Directors also declared a quarterly dividend increase from $.075 to $.08 per share to be paid on a post-split basis on June 9, 1995 to shareholders of record on May 19, 1995. The effect of the stock split will be to double the number of shares outstanding and reduce earnings per share and other per share amounts by one- half. Total shareholders' equity and the proportionate ownership in the Company of individual shareholders will not be affected by the stock split. All information in this report is set forth on a pre-split basis.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data of the Company for each of the five years in the period ending December 31, 1994. It is intended to highlight significant trends in Belo's financial condition and results of operations. For a more complete understanding of this selected financial data, please see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto.


- --------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                1994         1993         1992         1991        1990
- --------------------------------------------------------------------------------------------------------------
Newspaper publishing revenues                    $ 369,366    $ 335,642   $  314,701   $  249,737   $ 246,493
Broadcasting revenues (A)                          258,759      209,193      201,241      181,848     192,567

Net operating revenues                           $ 628,125    $ 544,835   $  515,942   $  431,585   $ 439,060
                                                 -------------------------------------------------------------

Net earnings (B)                                 $  68,867    $  51,077   $   37,170   $   12,392   $  29,591
                                                 -------------------------------------------------------------
Per share amounts:
   Net earnings per common and
      common equivalent share                    $    3.41    $    2.53   $     1.90   $      .65   $    1.55
   Cash dividends declared                       $     .60    $     .56   $      .54   $      .52   $     .48
- --------------------------------------------------------------------------------------------------------------
Total assets (C)                                 $ 913,791    $ 796,156   $  758,527   $  746,384   $ 694,255
Long-term debt (D)                               $ 330,400    $ 277,400   $  302,151   $  337,100   $ 280,054
- --------------------------------------------------------------------------------------------------------------


(A) Broadcasting revenues for 1994 include seven months' revenue of WWL-TV, which was purchased by Belo on June 1, 1994.

(B) Net earnings for 1993 include an increase of $6,599,000 (33 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.

(C) Belo purchased substantially all of the operating assets of the Dallas Times Herald newspaper for $55,673,000 in December 1991 and in June 1994, Belo purchased substantially all of the operating assets of television station WWL-TV for approximately $110,000,000.

(D) The purchase of WWL-TV in June 1994 was financed with proceeds from Belo's revolving credit agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Cash provided by operations is Belo's primary source of liquidity. During 1994, net cash provided by operations was $138,785,000, compared to $84,818,000 in 1993, a 63.6 percent increase. The increase resulted primarily from increased earnings from operations and changes in the components of working capital, primarily accounts receivable, accounts payable, accrued compensation and benefits and income taxes payable. The increase in accounts receivable is the result of higher revenues. Accounts payable were higher due primarily to larger payables for capital expenditures and timing of payments for newsprint. Accrued compensation and benefits were higher due to more employees and higher performance bonus accruals at the end of 1994. Higher income taxes payable are attributable to the earnings increase and timing of payments. Cash provided by operations was sufficient to fund capital expenditures, common stock dividends and the repurchase of 644,000 shares of treasury stock for $32,073,000. These shares were subsequently retired.

    On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana, from Rampart Operating Partnership for approximately $110,000,000 in cash. The acquisition has been accounted for as a purchase. See Other Matters on page 13 for a discussion of additional borrowings of revolving debt to finance an acquisition subsequent to December 31, 1994.

    At December 31, 1994, Belo had access to a $600,000,000 variable rate revolving credit agreement, on which borrowings at that time were $305,000,000. The agreement expires on August 5, 1999 with an extension to August 5, 2000 at the request of the Company and consent of the participating banks. Revolving debt increased $55,000,000 from December 31, 1993 due to the net effect of the $110,000,000 in borrowings in June 1994 to finance the WWL-TV acquisition and debt repayments. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are classified as long-term. At December 31, 1994, there was $19,000,000 in short-term notes outstanding.

    Because substantially all of Belo's outstanding debt is currently financed under the revolving credit agreement, the Company is subject to interest rate volatility. While average revolving debt rates for 1994 were 4.8 percent, the weighted average revolving debt rate at December 31, 1994 was 6.3 percent. If this condition continues in 1995, interest expense will be higher than in 1994. During 1994, Belo had four interest rate cap agreements that were designed to limit the interest rate on $75,000,000 of its revolving debt to 6 percent. During the first quarter of 1995, Belo sold these financial instruments for $1,395,000.

    The Company has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually. In addition, the Company has the authority to purchase approximately 765,000 shares of Series A Common Stock from time to time under a previous authorization from the Board of Directors.

    Although the Company believes its current financial condition and credit relationships will enable it to adequately fund its current obligations and near-term growth, Belo's Board of Directors has authorized the Company to file a shelf registration statement that would allow it, from time to time, to offer up to $200,000,000 of debt securities. The Company's current intentions would be to use the proceeds from any such offering to refinance existing indebtedness, to repurchase common stock under the Company's stock repurchase program and for general corporate purposes, including acquisitions.

    On December 31, 1994, Belo's ratio of long-term debt to total capitalization was 46.3 percent, compared to 44.5 percent at the end of 1993. The change during 1994 is due to additional borrowings to finance the acquisition of WWL-TV and the effect on shareholders' equity of the repurchase and subsequent retirement of treasury shares.

    Capital expenditures in 1994 were $47,371,000. Capital projects for the year included additional production equipment for The Dallas Morning News and significant building projects at two of Belo's broadcast stations. Belo expects to finance future capital expenditures using net cash generated from operations and, when necessary, borrowings of revolving debt. Required future payments for capital expenditures in 1995 are $13,677,000 and relate primarily to additional newspaper publishing equipment and the renovation of certain newspaper publishing operating facilities. Total capital expenditures in 1995 are expected to be somewhat less than $40,000,000.

    Belo paid dividends of $11,984,000 or 60 cents per share on Series A and Series B Common Stock outstanding during 1994 compared to $11,128,000 or 56 cents per share in 1993.


CONSOLIDATED RESULTS OF OPERATIONS

    Belo recorded 1994 net earnings of $68,867,000 or $3.41 per share, compared to $51,077,000 ($2.53 per share) in 1993 and $37,170,000 ($1.90 per share) in
1992. Results for 1994 include a one-time charge to net earnings of $1,567,000 (8 cents per share) from the donation of shares of Stauffer Communications, Inc. stock to The Dallas Morning News--WFAA Foundation. The transaction included a $9,271,000 gain on the write-up of the shares to fair market value, less a charge of $16,675,000 for the subsequent donation of those shares to the Foundation, and the related income tax benefit of $5,837,000. Upon consummation of an outstanding tender offer for the remaining Stauffer shares, Belo expects this transaction to increase earnings per share by approximately 8 cents in 1995, assuming the transaction occurs before June 9, 1995, the effective date of the stock split. See Market for Registrant's Common Equity and Related Stockholder Matters on page 7. Belo also reversed $631,000 of music license fee accruals (2 cents per share) during 1994 in response to a final agreement between the All Industry Television Music License Committee and Broadcast Music, Inc., which established final television music performance rights fee levels through 1994. Excluding these nonrecurring items, net earnings for 1994 were $3.47 per share. These earnings include seven months of WWL-TV results, which contributed approximately 5 cents per share to current year earnings after consideration of incremental interest and amortization.

    Several one-time items are included in 1993 net earnings, including a $6,599,000 increase (33 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109 in January 1993. This increase was partially offset in the third quarter, when Belo recorded a $2,249,000 (11 cents per share) adjustment to deferred taxes following an increase in the federal income tax rate from 34 percent to 35 percent. Also included in 1993 earnings was a $5,822,000 (19 cents per share) restructuring charge related primarily to the write-off of goodwill and a reduction in the carrying value of production assets associated with the newspaper operations of Dallas-Fort Worth Suburban Newspapers, Inc., a wholly-owned subsidiary of Belo. In addition, Belo reversed certain music license fee accruals totaling $3,349,000 (10 cents per share) in 1993 in response to an agreement between the All Industry Television Music License Committee and the American Society of Composers, Authors and Publishers, defining the formula used to compute licensing fees for the use of certain music in television broadcasts from 1984 to 1994. Net earnings for 1993, excluding these special one-time items, were $2.40 per share.

    In 1992, net earnings included a $4,019,000 (16 cents per share) increase from a property damage settlement with the United States Navy. Excluding this one-time gain, comparable 1992 earnings were $1.74 per share.

    Interest expense in 1994 was $16,112,000 compared to $15,015,000 in 1993 and $24,159,000 in 1992. The decrease in interest expense from 1992 to 1993 was primarily due to lower interest rates. During 1992, Belo had $200,000,000 of fixed-rate notes outstanding, with an average rate of 9 percent while revolving rates were approximately 4 percent. In January 1993, $100,000,000 of the fixed-rate debt was converted to revolving debt, and in December of 1993, the remaining $100,000,000 was replaced with revolving debt. These transactions lowered the average rate on total debt to approximately 5.4 percent for 1993. The 1994 average rate on revolving debt was 4.8 percent. However, rate savings were offset by higher average borrowings due to the acquisition of WWL-TV in June 1994. Capitalization of interest also affected interest expense in each period, mostly in 1993 during The Dallas Morning News' North Plant expansion project. Capitalized interest for 1994, 1993 and 1992 was $138,000, $1,961,000 and $395,000, respectively.

    Other income and expense for 1994 includes the charge associated with the donation of Stauffer Communications, Inc. stock. Other income and expense in 1993 included a gain of $986,000 on the sale of two parcels of non-operating real estate and in 1992, included the $4,019,000 gain on the property damage settlement with the United States Navy.

    The effective tax rate for 1994 of 36.2 percent includes the tax benefit associated with the Stauffer Communications, Inc. stock donation. The 1993 effective tax rate of 41.1 percent was affected by an increase in the federal income tax rate, which resulted in a $2,249,000 increase in deferred tax expense to adjust deferred taxes to the 35 percent rate. In addition, the 1993 rate was favorably impacted by the reversal of certain tax accruals as a result of new tax legislation regarding amortization of intangibles. Excluding these items, the effective tax rates for 1994 and 1993 were 38.9 percent and 39.5 percent, while the effective rate in 1992 was 39.6 percent.

NEWSPAPER PUBLISHING

    In 1994, newspaper publishing revenues represented 58.8 percent of total revenues, compared to 61.6 percent in 1993 and 61 percent in 1992. Although publishing revenues increased 10 percent in 1994 from 1993, they have decreased as a percent of total revenues due to a disproportionate increase in broadcast revenues during 1994, partially due to the WWL-TV acquisition. The composition of publishing revenues has remained fairly consistent year to year, with advertising revenues accounting for 86 percent of revenues in 1994 and 87 percent in 1993 and 1992. Circulation revenues represent 10 percent of 1994 publishing revenue and 11 percent in 1993 and 1992. Other publishing revenues, primarily commercial printing, contributed the remainder.

    Newspaper advertising volume for The Dallas Morning News, Belo's principal newspaper, is measured in column inches. Volume for the last three years was as follows:

- -------------------------------------------------------------------------------------
In thousands                                   1994             1993             1992
- -------------------------------------------------------------------------------------
Full-run ROP inches:
         Classified                         2,188.9          2,068.8          1,997.6
         Retail                             1,524.0          1,661.5          1,640.6
         General                              270.8            262.1            279.9
- -------------------------------------------------------------------------------------
                 Total                      3,983.7          3,992.4          3,918.1
- -------------------------------------------------------------------------------------

    Revenues from newspaper publishing for 1994 were $369,366,000, an increase of $33,724,000 or 10 percent over 1993 revenues. Classified and general advertising revenues contributed the majority of the increase in year-to-year revenue gains. As noted above, linage in these two categories increased 5.8 percent and 3.3 percent, respectively, which combined with significant rate increases, resulted in an increase in classified and general advertising revenues of $27,580,000. Strong demand for employment advertising and a good automotive market drove the improvement in classified linage. The telecommunications industry was a significant component of the general advertising year-to-year increase. Retail ROP revenues for 1994 were down slightly when compared to 1993 due to volume declines of 8.3 percent, partially offset by an increase in the average rate of 8.7 percent. The retail volume declines were primarily attributable to a shift by certain department stores to preprints, which increased 15.6 percent over 1993 preprint revenue.
Circulation revenues in 1994 were up 2.1 percent from 1993 despite a slight decrease in the Sunday average circulation, due to price increases in April and July.

    Total publishing revenues in 1993 were $335,642,000, up 6.7 percent from revenues of $314,701,000 earned in 1992. Classified advertising revenues were nearly 11 percent better than 1992 due to both linage and rate increases. The increase in linage was primarily attributable to automotive and employment advertising. Retail and general advertising revenues also improved in 1993 relative to 1992, primarily due to increased rates. Circulation revenues increased 5.9 percent in 1993, mostly because of a January 1, 1993 increase in the price of a Sunday single-copy and the weekend subscription rate.

    The Company believes that its advertising rates continue to compare favorably with competing media. Future demand for advertising in the Dallas-Fort Worth area will continue to depend on general economic conditions of the Southwest region and the United States as a whole. Thus, the ability of the Company to generate continued growth in circulation and advertising revenues will likely depend on its ability to compete successfully in the highly competitive Dallas-Fort Worth media market, where numerous news and advertising alternatives are available. In addition, various market and demographic factors, such as circulation and readership trends, retail sales activity, inflation and population growth will affect future revenues.

    Newspaper publishing earnings from operations in 1994 were $66,568,000 compared to $44,293,000 in 1993. Operating results in 1993 included a $5,822,000 restructuring charge related to Belo's suburban newspaper operations. Excluding this one-time charge, comparable 1993 operating earnings were $50,115,000. The 32.8 percent increase in 1994 from adjusted 1993 operating earnings is due to the 10 percent increase in 1994 revenues, partially offset by a 6 percent increase in operating expenses, resulting in an operating margin of 18 percent compared to an adjusted margin of 14.9 percent in 1993. Salaries, wages and employee benefits increased in 1994 due to a larger employment base, merit increases, higher performance-based bonuses and an increase in related benefit costs. Other production, distribution and operating costs were also higher due to increased distribution and outside solicitation expenses associated with circulation efforts and higher advertising and promotion expense. Rack conversion costs to accommodate single copy price increases also contributed to higher 1994 expense. Depreciation expense was up as well, due to a full year's depreciation of The Dallas Morning News' North Plant expansion project that was completed in late 1993. Newsprint expense, which currently represents approximately 29 percent of total newspaper publishing operating costs, was only slightly higher in 1994 than in 1993. The increase was primarily due to slightly higher consumption offset by lower average prices. However, recent and proposed newsprint price increases could cause newsprint expense at The Dallas Morning News to increase by as much as 40 percent over 1994. The Company plans to offset this increase by limiting 1995 spending increases in all other operating expense categories, maintaining 1994 employee-count levels and raising advertising rates.

    Newspaper publishing earnings from operations in 1993 (excluding the $5,822,000 restructuring charge) increased 16.6 percent from 1992. Although total publishing revenues increased 6.7 percent, operating expenses (excluding the charge) increased only 5.1 percent, resulting in an operating margin of
14.9 percent versus 13.7 percent in 1992. Salaries, wages and employee benefits rose primarily as a result of merit increases and more full-time employees. Newsprint expense was up due to both increased consumption associated with the linage increase and a higher average cost per ton. Contributing to the increase in linage was the publishing of special sports sections in connection with the Dallas Cowboys' appearance in the Super Bowl. The higher consumption accounted for approximately 60 percent of the overall increase in newsprint expense. In addition, expansion of delivery routes resulted in increased distribution expenses. Depreciation expense was higher in 1993 than in 1992 following the completion of The Dallas Morning News' North Plant expansion project. Partially offsetting these increases were savings in outside services, bad debt expense and property taxes.

BROADCASTING

    Belo's television broadcast subsidiaries contributed 41.2 percent of total 1994 revenues compared to 38.4 percent in 1993 and 39 percent in 1992. Broadcast revenues for 1994, which include seven months' revenue for WWL-TV, were $258,759,000. These results represent an increase of 23.7 percent over 1993 revenues of $209,193,000. In 1993, revenues improved 4 percent from the $201,241,000 of the previous year.

    Each station contributed to the increase in 1994 revenues with improvement in every revenue category. The greatest improvements were in local and political advertising. Local advertising revenues, which improved 25 percent overall, were up most significantly in Dallas, Houston and Tulsa while the New Orleans station contributed more than 10 percent of total 1994 local revenues. Advertising for automobiles was a significant factor in each of Belo's local market gains. National revenues benefited from the broadcast of the 1994 Winter Olympics on Belo's CBS-affiliated stations, but were offset somewhat by losses associated with the baseball strike and the move of NFL Football from CBS to the Fox network. Political revenues were up considerably in 1994 due to active gubernatorial and senate races in several states. The recent and dramatic changes in the structure of the network television industry in 1994 led to the renegotiation of several of Belo's network affiliation agreements, resulting in a significant increase in 1994 network compensation, beginning in the third quarter. Belo anticipates 1995 network compensation will exceed 1994 network compensation levels as well. This increase, however, is expected to be offset by the anticipated decline in political advertising.

    Local and national advertising revenues in 1993 increased 6.2 percent and
6.6 percent, respectively, compared to 1992 revenues. Stations in Houston, Virginia and Tulsa combined for an overall revenue gain of $9,266,000 while Dallas station revenues were relatively flat and the California station experienced a slight revenue decline. In 1993, all but one of Belo's broadcast stations experienced an increase in local advertising revenues. National advertising revenues increased at all but another of Belo's stations. Contributing factors to the 1993 improvements include strong ratings performances and healthier local economies. The industry categories contributing the most to advertising revenues were restaurants, automobiles, department stores and health care. Partially offsetting these revenue gains, however, were a significant decrease in political advertising compared to 1992, a weaker California economy and other competitive forces.

    Broadcast earnings from operations were $80,445,000 in 1994 compared to $63,240,000 in 1993. Included in 1994 earnings are WWL-TV operations since June 1, 1994. Also included in broadcast earnings in 1994 and 1993 are increases to earnings of $631,000 and $3,349,000, respectively, for the reversal of certain music license fee accruals from previous years. Excluding the music license fee adjustments, operating earnings for 1994 and 1993 were $79,814,000 and $59,891,000, respectively. Revenue improvements were partially offset by higher operating costs. Salaries, wages and employee benefits were higher in 1994 due to increases in sales commissions, more employees, merit increases, higher profit performance bonuses and an increase in benefit costs. Other production, distribution and operating costs were higher in 1994 than in 1993 (excluding the music license fee adjustments) due primarily to an increase in programming expenses from increased contract rates for several syndicated program packages and costs to produce a new local morning show and weekly news show in Dallas. Advertising and promotion costs, as well as repair and maintenance expenses, were also higher in 1994. These increases were slightly offset by lower bad debt and outside services expense. Depreciation and amortization expense increased as a result of the purchase of WWL-TV assets.

    Broadcast earnings from operations for 1993, excluding the music license fee adjustment, were $59,891,000 compared to $56,461,000 in 1992, an increase of 6.1 percent. Although revenues increased 4 percent, operating costs increased only 3.3 percent, excluding the music license fee adjustment. Contributing to the increase in 1993 expenses were higher salaries, wages and employee benefits, due to merit increases, higher benefit costs and an increase in the number of broadcast employees. Communications and travel expenses were higher in 1993 than in 1992 due to coverage of significant news stories, including the Dallas Cowboys' appearance in the 1993 Super Bowl, the Presidential Inauguration, and the Branch Davidian story in Waco, Texas. These increases were partially offset by savings in 1993 programming expense.

    In recent years, the television broadcasting industry has been affected by increased competition for viewing audiences. Belo continues to compete aggressively for advertisers and viewing audiences in markets that offer many alternative media outlets. Future earnings growth will likely depend on the ability to offer competitive audience delivery to advertisers and on general economic conditions.

OTHER MATTERS

    On February 1, 1995, Belo completed the acquisition of certain assets of television station KIRO-TV in Seattle, Washington for a purchase price of $162,500,000, excluding final adjustments. Belo borrowed funds from its revolving credit agreement to complete the transaction, which will be accounted for as a purchase. Although a complete purchase price allocation will not be finalized until later in 1995, it is estimated that the majority of the purchase price will be allocated to property, plant and equipment and intangible assets. The Company intends to operate the television station as a United Paramount affiliate, with an emphasis on local news programming. Management expects the acquisition to be dilutive in 1995.

    The net effect of inflation on Belo's revenues and net earnings from operations has not been material in the last few years because of a relatively low rate of inflation during this period, combined with efforts to lessen the effect of rising costs through improved productivity, cost control and, when warranted, increased prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, together with the report of independent auditors, are included on pages 23 through 40 of this document. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related notes, or because such information is not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders," "Executive Officers of the Company" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 1995, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the heading "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 1995, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the headings "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)     The financial statements listed in the Index to Financial
                 Statements included in the Table of Contents are filed as part of this report.

         (2) The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Notes to Consolidated Financial Statements, which are filed as part of this report.

         (3)     Exhibits

                 The exhibits to this report are hereby incorporated by reference, as specified:

EXHIBIT
NUMBER                                                 DESCRIPTION

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 19, 1992 (the "1991 Form 10-K"))

3.2 Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (incorporated by reference to Exhibit 3.3 to the 1991 Form 10-K)

3.4 Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (incorporated by reference to Exhibit 3.4 to the 1992 Form 10-K)

3.5 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (incorporated by reference to Exhibit 3.5 to the 1992 Form 10-K)

3.6 Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (incorporated by reference to Exhibit 3.6 to the 1992 Form 10-K)

3.7      Bylaws of the Company, effective February 22, 1995

4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.6 above

4.2 Specimen Form of Certificate representing shares of the Company's Series A Common Stock (incorporated by reference to Exhibit 4.2 to the 1992 Form 10-K)

4.3 Specimen Form of Certificate representing shares of the Company's Series B Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K dated March 20, 1989)

4.4 Form of Rights Agreement, dated March 10, 1986 between the Company and RepublicBank Dallas, National Association as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.8 to the 1991 Form 10-K)

4.5      Supplement No. 1 to Rights Agreement (incorporated by reference to
         Exhibit 4.9 to the 1991 Form 10-K)

4.6      Supplement No. 2 to Rights Agreement (incorporated by reference to
         Exhibit 4.9 to the 1992 Form 10-K)

4.7      Supplement No. 3 to Rights Agreement (incorporated by reference to
         Exhibit 4.10 to the 1992 Form 10-K)

4.8 Supplement No. 4 to Rights Agreement dated December 12, 1988 substituting Manufacturers Hanover Trust Company as Rights Agent (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))

4.9      Supplement No. 5 to Rights Agreement (incorporated by reference to
         Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993)

4.10     Supplement No. 6 to Rights Agreement

EXHIBIT
NUMBER                                                 DESCRIPTION

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

         (3) Letter Amendment to Contract for Affiliation between KHOU-TV in Houston, Texas and CBS (incorporated by reference to Exhibit 10.1(3) to the 1993 Form 10-K)

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

         (8) Contract for Affiliation between WWL-TV in New Orleans, Louisiana, and CBS

10.2     Contracts relating to newspaper publication:

         (1) Founding Agreement between the Company and Newsprint South, Inc. for newsprint supply (incorporated by reference to Exhibit 10.2(2) to the 1990 Form 10-K)

         (2) Amendment to the Founding Agreement between the Company and Newsprint South, Inc. for newsprint supply (incorporated by reference to Exhibit 10.2(3) to the 1990 Form 10-K)

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

         (4)   Amendments to Stock Option Plan (incorporated by reference to
               Exhibit 10.4(4) to the 1991 Form 10-K)

         (5) Amendment to Stock Option Plan dated December 19, 1986 (incorporated by reference to Exhibit 10.4(5) to the 1991 Form 10-K)

         (6) Amendment to Stock Option Plan dated February 22, 1989 (incorporated by reference to Exhibit 10.3(6) to the 1993 Form 10-K)

EXHIBIT
 NUMBER                                                DESCRIPTION

         (7)   1986 Long-Term Incentive Plan (incorporated by reference to
               Exhibit 10.4(7) to the 1991 Form 10-K)

         (8) Amendment No. 1 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4(8) to the 1991 Form 10-K)

         (9) Amendment No. 2 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(9) to the 1992 Form 10-K)

         (10) Amendment No. 3 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(10) to the 1993 Form 10-K)

         (11) Amendment No. 4 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(11) to the 1993 Form 10-K)

         (12) Amendment No. 5 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(12) to the 1993 Form 10-K)

         (13) Amendment No. 6 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(13) to the 1992 Form 10-K)

         (14)  The A. H. Belo Corporation Employee Savings and Investment Plan

         (15) First Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.3(15) to the 1992 Form 10-K)

         (16) Second Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.3(16) to the 1992 Form 10-K)

         (17) Third Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.2 to the First Quarter 1993 Form 10-Q)

         (18) Fourth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Form S-8 dated January 18, 1994 (Registration No. 33-30994))

         (19) Fifth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.3(19) to the 1993 Form 10-K)

         (20) Sixth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.3(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 ("Second Quarter 1994 Form 10-Q"))

         (21) Seventh Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan

         (22) Eighth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan

         (23) The G. B. Dealey Retirement Pension Plan (as amended and restated effective January 1, 1988) (incorporated by reference to Exhibit 10.3(20) to the 1993 Form 10-K)

         (24) First Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit 10.3(21) to the 1993 Form 10-K)

EXHIBIT
NUMBER                                                 DESCRIPTION

         (25) Second Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit 10.3(22) to the 1993 Form 10-K)

         (26) Third Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit 10.3(23) to the 1993 Form 10-K)

         (27) Fourth Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit 10.3(24) to the 1993 Form 10-K)

         (28) Fifth Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit 10.3(25) to the 1993 Form 10-K)

         (29) Sixth Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit 10.3(2) to the Second Quarter 1994 Form 10-Q)

         (30)  Seventh Amendment to the G. B. Dealey Retirement Pension Plan

         (31)  Eighth Amendment to the G. B. Dealey Retirement Pension Plan

         (32)  Master Trust Agreement, effective as of July 1, 1992, between A.
               H. Belo Corporation and Mellon Bank, N. A. (incorporated by reference to Exhibit 10.3(26) to the 1993 Form 10-K)

         (33) A. H. Belo Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3(27) to the 1993 Form 10-K)

         (34) Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N. A. (incorporated by reference to Exhibit 10.3(28) to the 1993 Form 10-K)

         (35) Summary of A. H. Belo Corporation Executive Compensation Program (incorporated by reference to Exhibit 10.3(18) to the 1992 Form 10-K)

         (36) Employment and Consultation Agreement between A. H. Belo Corporation and James P. Sheehan (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993)

10.4     (1)   Loan Agreement dated October 1, 1985, between City of Arlington
               Industrial Development Corporation and Dallas-Fort Worth
               Suburban Newspapers, Inc. (incorporated by reference to Exhibit
               10.5(2) to the 1991 Form 10-K)

         (2) Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth Suburban Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of Arlington Industrial Development Corporation Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.5(3) to the 1991 Form 10-K)

         (3) Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as Syndication Agent, The First National Bank of Chicago, as Administrative Agent, Texas Commerce Bank National Association, as Documentation Agent and The Banks Listed Therein, as Lenders (incorporated by reference to Exhibit 10.4(1) to the Second Quarter 1994 Form 10-Q)

         (4) Amendment and Waiver Agreement dated as of August 5, 1994, by and between the Company and The Sanwa Bank, Limited, Dallas Agency

         21    Subsidiaries of the Company

         23    Consent of Ernst & Young  LLP

         27 Financial Data Schedule (filed electronically with the Securities and Exchange Commission)

         Executive Compensation Plans and Arrangements

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

         Amendment to Stock Option Plan dated February 22, 1989--1993 Form 10-K, Exhibit 10.3(6)

         1986 Long-Term Incentive Plan--1991 Form 10-K, Exhibit 10.4(7)

         Amendment No. 1 to 1986 Long-Term Incentive Plan --1991 Form 10-K,
         Exhibit 10.4(8)

         Amendment No. 2 to 1986 Long-Term Incentive Plan --1992 Form 10-K,
         Exhibit 10.3(9)

         Amendment No. 3 to 1986 Long-Term Incentive Plan--1993 Form 10-K,
         Exhibit 10.3(10)

         Amendment No. 4 to 1986 Long-Term Incentive Plan--1993 Form 10-K,
         Exhibit 10.3(11)

         Amendment No. 5 to 1986 Long-Term Incentive Plan--1993 Form 10-K,
         Exhibit 10.3(12)

         Amendment No. 6 to 1986 Long-Term Incentive Plan--1992 Form 10-K,
         Exhibit 10.3(13)

         The A. H. Belo Corporation Employee Savings and Investment Plan--filed herewith as Exhibit 10.3(14)

         First Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--1992 Form 10-K, Exhibit 10.3(15)

         Second Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--1992 Form 10-K, Exhibit 10.3(16)

         Third Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--First Quarter 1993 Form 10- Q, Exhibit 10.2

         Fourth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--Post-Effective Amendment No. 1 to Form S-8 dated January 18, 1994, Exhibit 4.14

         Fifth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--1993 Form 10-K, Exhibit 10.3(19)

         Sixth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--Second Quarter 1994 Form 10-Q, Exhibit 10.3(1)

         Seventh Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--filed herewith as Exhibit 10.3(21)

         Eighth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan--filed herewith as Exhibit 10.3(22)

         The G. B. Dealey Retirement Pension Plan (as amended and restated effective January 1, 1988)--1993 Form 10-K, Exhibit 10.3(20)

         First Amendment to the G. B. Dealey Retirement Pension Plan--1993 Form 10-K, Exhibit 10.3(21)

         Second Amendment to the G. B. Dealey Retirement Pension Plan--1993 Form 10-K, Exhibit 10.3(22)

         Third Amendment to the G. B. Dealey Retirement Pension Plan--1993 Form 10-K, Exhibit 10.3(23)

         Fourth Amendment to the G. B. Dealey Retirement Pension Plan--1993 Form 10-K, Exhibit 10.3(24)

         Fifth Amendment to the G. B. Dealey Retirement Pension Plan--1993 Form 10-K, Exhibit 10.3(25)

         Sixth Amendment to the G. B. Dealey Retirement Pension Plan--Second Quarter 1994 Form 10-Q, Exhibit 10.3(2)

         Seventh Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(30)

         Eighth Amendment to the G. B. Dealey Retirement Pension Plan--filed herewith as Exhibit 10.3(31)

         A. H. Belo Corporation Supplemental Executive Retirement Plan--1993 Form 10-K, Exhibit 10.3(27)

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     A. H. BELO CORPORATION


                                     By: /S/Robert W. Decherd
                                         Robert W. Decherd
                                         Chairman of the Board, President
                                         & Chief Executive Officer

                                     Dated:  March 8, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                                               TITLE                            DATE
     ---------                                               -----                            ----
/S/Robert W. Decherd                            Chairman of the Board, President        March 8, 1995
- --------------------                            & Chief Executive Officer
Robert W. Decherd


/S/Ward L. Huey, Jr.                            Vice Chairman of the                    March 8, 1995
- --------------------
Ward L. Huey, Jr.                               Board and President,
                                                Broadcast Division

/S/Burl Osborne                                 Director, Publisher and                 March 8, 1995
- ---------------                                 Editor, The Dallas
Burl Osborne                                    Morning News


/S/John W. Bassett, Jr.                         Director                                March 8, 1995
- -----------------------
John W. Bassett, Jr.


/S/Judith L. Craven, M.D., M.P.H.               Director                                March 8, 1995
- ---------------------------------
Judith L. Craven, M.D., M.P.H.


/S/Joe M. Dealey                                Director and Former                     March 8, 1995
- ----------------                                Chairman of the Board
Joe M. Dealey


/S/Dealey D. Herndon                            Director                                March 8, 1995
- --------------------
Dealey D. Herndon


/S/Lester A. Levy                               Director                                March 8, 1995
- -----------------
Lester A. Levy


/S/Arturo Madrid, Ph.D.                         Director                                March 8, 1995
- -----------------------
Arturo Madrid, Ph.D.

   SIGNATURE                                            TITLE                                 DATE
   ---------                                            -----                                 ----
/S/James M. Moroney, Jr.                        Director and Former                     March 8, 1995
- ------------------------                        Chairman of the Board
James M. Moroney, Jr.


/S/Hugh G. Robinson                             Director                                March 8, 1995
- -------------------
Hugh G. Robinson


/S/William H. Seay                              Director                                March 8, 1995
- ------------------
William H. Seay


/S/William T. Solomon                           Director                                March 8, 1995
- ---------------------
William T. Solomon


/S/Thomas B. Walker, Jr.                        Director                                March 8, 1995
- ------------------------
Thomas B. Walker, Jr.


/S/J. McDonald Williams                         Director                                March 8, 1995
- -----------------------
J. McDonald Williams


/S/Michael D. Perry                             Senior Vice President and               March 8, 1995
- -------------------                             Chief Financial Officer
Michael D. Perry


/S/Dunia A. Shive                               Vice President/Controller               March 8, 1995
- -----------------
Dunia A. Shive

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                                /S/ERNST & YOUNG LLP



Dallas, Texas
January 26, 1995
except for Note 13, as to which the date is February 1, 1995.

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. BELO CORPORATION AND SUBSIDIARIES

                                                                                     Years ended December 31,
- -------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                                         1994          1993       1992
- -------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                                                 $369,366      $335,642     $314,701

    Broadcasting (Note 2)                                                 258,759       209,193      201,241
- -------------------------------------------------------------------------------------------------------------
         Total net operating revenues                                     628,125       544,835      515,942
- -------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits (Note 6)                        178,264       161,170      149,139
    Newsprint, ink and other  supplies                                    106,270       105,395       97,498
    Other production, distribution and operating costs (Note 8)           166,187       145,310      151,640
    Depreciation                                                           32,854        25,281       23,547
    Amortization                                                           13,551        12,383       12,492
    Restructuring charge (Note 3)                                               -         5,822            -
- -------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses                               497,126       455,361      434,316
- -------------------------------------------------------------------------------------------------------------

             Earnings from operations                                     130,999        89,474       81,626
- -------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSE
    Interest expense (Note 4)                                             (16,112)      (15,015)     (24,159)
    Other, net (Note 10)                                                   (6,990)        1,119        4,106

- -------------------------------------------------------------------------------------------------------------
         Total other income and expense                                   (23,102)      (13,896)     (20,053)
- -------------------------------------------------------------------------------------------------------------

EARNINGS
    Earnings before income taxes and cumulative
       effect of change in accounting                                     107,897        75,578       61,573
    Income taxes (Note 5)                                                  39,030        31,100       24,403
- -------------------------------------------------------------------------------------------------------------
    Earnings before cumulative effect of change in accounting              68,867        44,478       37,170
    Cumulative effect of change in accounting for
       income taxes (Note 5)                                                    -         6,599            -
- -------------------------------------------------------------------------------------------------------------
    Net earnings                                                        $  68,867      $ 51,077     $ 37,170
- -------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    Earnings before cumulative effect of change in accounting           $    3.41      $   2.20     $   1.90
    Cumulative effect of change in accounting                           $       -      $    .33     $      -
    Net earnings                                                        $    3.41      $   2.53     $   1.90
- -------------------------------------------------------------------------------------------------------------
 Weighted average common and common equivalent
    shares outstanding                                                     20,223        20,204       19,567
- -------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
A. H. BELO CORPORATION AND SUBSIDIARIES

>ASSETS                                                                                          December 31,
- -------------------------------------------------------------------------------------------------------------
In thousands                                                                             1994            1993
- -------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and temporary cash investments                                             $    9,294     $     8,943
   Accounts receivable (net of allowance of
      $3,959 and $3,684 in 1994 and 1993, respectively)                                99,825          80,023
   Inventories                                                                          9,439          11,734
   Deferred income taxes (Note 5)                                                       7,641           6,053
   Other current assets                                                                 4,138          10,632
- -------------------------------------------------------------------------------------------------------------
      Total current assets                                                            130,337         117,385
- -------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                                19,803          15,065
   Buildings                                                                          126,632         116,466
   Newspaper publishing equipment                                                     188,006         183,211
   Broadcast equipment                                                                118,816          93,276
   Other                                                                               40,369          35,610
   Advance payments on plant and equipment
      expenditures (Note 8)                                                            28,352           8,679

      Total property, plant and equipment                                             521,978         452,307
   Less accumulated depreciation                                                      209,824         182,295
- -------------------------------------------------------------------------------------------------------------
      Property, plant and equipment, net                                              312,154         270,012
- -------------------------------------------------------------------------------------------------------------
Intangible assets, net:
   Excess cost over values assigned to tangible
     assets of purchased subsidiaries (Note 2)                                        403,268         333,880
   Other intangibles                                                                   18,949          20,221
- -------------------------------------------------------------------------------------------------------------
           Total intangible assets, net                                               422,217         354,101
- -------------------------------------------------------------------------------------------------------------
Other assets, at cost (Note 6)                                                         49,083          54,658
- -------------------------------------------------------------------------------------------------------------
           Total assets                                                              $913,791        $796,156
- -------------------------------------------------------------------------------------------------------------

A. H. BELO CORPORATION AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY                                                             December 31,
- --------------------------------------------------------------------------------------------------------------
In thousands, except share data                                                           1994           1993
- --------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                   $  27,308      $  16,555
  Accrued compensation and benefits                                                     26,170         20,092
  Other accrued expenses                                                                 9,112         12,895
  Accrued interest payable                                                               3,138          2,219
  Advance subscription payments                                                          7,935          6,913
  Income taxes payable (Note 5)                                                         10,074          1,057
- --------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           83,737         59,731
- --------------------------------------------------------------------------------------------------------------
Long-term debt (Note 4)                                                                330,400        277,400
Deferred income taxes (Note 5)                                                         110,324        107,308
Other liabilities (Note 6)                                                               6,795          5,618

Commitments and contingent liabilities (Note 8)

Shareholders' equity (Notes 7 and 9):
  Preferred stock, $1.00 par value.  Authorized
    5,000,000 shares; none issued.

  Common stock, $1.67 par value.  Authorized
    150,000,000 shares;
    Series A:  Issued 14,238,888 and 14,467,182 shares
      at December 31, 1994 and 1993, respectively;                                     23,779          24,161
    Series B:  Issued 5,621,988 and 5,743,099 shares
      at December 31, 1994 and 1993, respectively.                                      9,389           9,591
  Additional paid-in capital                                                          124,431         116,451
  Retained earnings                                                                   230,959         201,246
- --------------------------------------------------------------------------------------------------------------

      Total                                                                           388,558         351,449

  Less deferred compensation - restricted shares                                        6,023           5,350
- --------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                        382,535         346,099
- --------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                     $913,791        $796,156
- --------------------------------------------------------------------------------------------------------------




See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
A. H. BELO CORPORATION AND SUBSIDIARIES

In thousands, except share and per share amounts                                                Three years ended December 31, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                  COMMON STOCK                                  TREASURY STOCK   Deferred
                                                          Additional                           Compensation-
                                Shares   Shares            Paid-in  Retained   Shares          Restricted
                                Series A Series B  Amount  Capital  Earnings  Series A   Amount  Shares    Total
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JAN. 1, 1992      12,175,609    6,667,625 $31,468  $70,626 $134,508        -   $      - $(6,545)   $230,057

 Exercise of stock options      513,696      183,698   1,165   16,100                                           17,265
 Restricted shares awarded       50,830                   85    2,871                               (2,956)          -
 Amortization of restricted
   shares                                                                                            2,723       2,723
 Tax benefit from long-term
   incentive plan                                               4,408                                            4,408
 Net earnings                                                           37,170                                  37,170
 Cash dividends declared
   ($.54 per share)                                                    (10,381)                                (10,381)
 Conversion of Series B
   to Series A                  693,834     (693,834)                                                                -
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DEC. 31, 1992     13,433,969    6,157,489 $32,718 $ 94,005 $161,297        -   $      - $(6,778)   $281,242

 Exercise of stock options      505,295       87,326     990   16,252                                           17,242
 Restricted shares awarded       37,192                   62    2,576                               (2,638)          -
 Amortization of restricted
   shares                                                                                            3,781       3,781
 Forfeiture of restricted shares(10,990)                 (18)    (450)                                 285        (183)
 Tax benefit from long-term
   incentive plan                                               4,068                                            4,068
 Net earnings                                                           51,077                                  51,077
 Cash dividends declared
   ($.56 per share)                                                    (11,128)                                (11,128)
 Conversion of Series B
   to Series A                  501,716     (501,716)                                                                -
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DEC. 31, 1993     14,467,182    5,743,099 $33,752 $116,451 $201,246        -   $      - $(5,350)   $346,099

 Exercise of stock options      234,545       12,500     412    7,240                                            7,652
 Restricted shares awarded       48,360                   81    2,764                               (2,845)          -
 Amortization of restricted
   shares                                                                                            2,166       2,166
 Forfeiture of restricted shares   (810)                  (1)     (25)                                   6         (20)
 Tax benefit from long-term
   incentive plan                                               1,828                                            1,828
 Purchase of treasury stock                                                    (644,000)   (32,073)            (32,073)
 Retirement of treasury stock  (644,000)              (1,076)  (3,827) (27,170) 644,000     32,073                   -
 Net earnings                                                           68,867                                  68,867
 Cash dividends declared
   ($.60 per share)                                                    (11,984)                                (11,984)
 Conversion of Series B
   to Series A                  133,611     (133,611)                                                                -
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DEC. 31, 1994     14,238,888    5,621,988 $33,168 $124,431 $230,959        -   $      - $(6,023)   $382,535
- ------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. BELO CORPORATION AND SUBSIDIARIES

CASH PROVIDED (USED)                                                                  Years ended December 31,
- --------------------------------------------------------------------------------------------------------------
In thousands                                                                1994            1993         1992
- --------------------------------------------------------------------------------------------------------------
OPERATIONS
  Net earnings                                                          $ 68,867      $ 51,077       $ 37,170
  Adjustments to reconcile net earnings to net cash
    provided by operations:
      Depreciation and amortization                                       46,405        37,664         36,039
      Deferred income taxes                                                1,428        10,969          6,511
      Non-cash adjustments and allowances                                  1,842           209          1,617
      Cumulative effect of change in accounting (Note 5)                       -        (6,599)             -
      Restructuring charge (Note 3)                                            -         5,822              -
      Other, net                                                           1,549         1,262          2,492
      Net change in current assets and liabilities:
         Accounts receivable                                             (20,067)       (5,211)        (3,021)
         Inventories and other current assets                              8,234        (6,685)        (1,335)
         Accounts payable                                                 10,187        (1,338)         2,318
         Accrued compensation and benefits                                14,666         2,466          4,424
         Other accrued liabilities                                       (11,927)       (5,518)           279
         Accrued interest payable                                            919        (3,662)        (2,938)
         Income taxes payable                                             16,682         4,362         (5,220)

- --------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                    138,785        84,818         78,336
- --------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Capital expenditures                                                   (47,371)      (62,130)       (27,145)
  Acquisition of WWL-TV assets (Note 2)                                 (110,058)            -              -
  Acquisition of other assets                                                  -             -        (22,624)
  Asset dispositions                                                       2,400         2,458            848

- --------------------------------------------------------------------------------------------------------------
      Net cash used for investments                                     (155,029)      (59,672)       (48,921)
- --------------------------------------------------------------------------------------------------------------

FINANCING
  Borrowings for acquisition                                             110,000             -              -
  Net proceeds from (payments on) debt                                   (57,000)      175,000        (35,000)
  Repayment of long-term notes                                                 -      (200,000)             -
  Payments of dividends on stock                                         (11,984)      (11,128)       (10,381)
  Net proceeds from exercise of stock options                              7,652        17,242         17,265
  Payments to repurchase stock                                           (32,073)            -              -

- --------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) financing                           16,595       (18,886)       (28,116)
- --------------------------------------------------------------------------------------------------------------

           Net increase in cash and
              temporary cash investments                                     351         6,260          1,299
- --------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of year                   8,943         2,683          1,384

Cash and temporary cash investments at end of year                      $  9,294      $  8,943       $  2,683

- --------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES (Note 11)
- --------------------------------------------------------------------------------------------------------------

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

B) Statements of Cash Flows For the purpose of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available for sale and carried at fair value.

C) Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimation of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $4,506,000, $4,617,000 and $3,758,000 in 1994, 1993 and 1992,
         respectively. Accounts written off during these years were $4,231,000, $4,408,000 and $7,235,000, respectively.

D) Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

E) Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

         ----------------------------------------------------------------------------
                                                                            ESTIMATED
                                                                         USEFUL LIVES
         ----------------------------------------------------------------------------
         Buildings and improvements                                        5-20 years
         Newspaper publishing equipment                                    5-20 years
         Broadcast equipment                                               7-15 years
         Other                                                             3-10 years
         ----------------------------------------------------------------------------



F) Intangible Assets, Net Amortization of excess cost over values assigned to tangible assets of purchased subsidiaries is recorded on a straight-line basis over 40 years. The carrying value of intangible assets is periodically reviewed to determine whether impairment exists. In 1993, the Company determined that excess cost associated with its suburban newspaper operations was not recoverable (see Note
         3). Also included in intangible assets, net is an intangible asset acquired in 1991 that is being amortized on a straight-line basis over its estimated useful life of 18 years.

         Accumulated amortization of intangible assets was $126,326,000 and $112,775,000 at December 31, 1994 and 1993, respectively.

G) Earnings Per Common and Common Equivalent Share Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during the period, including common equivalent shares representing dilutive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 2:  ACQUISITION

         On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana, from Rampart Operating Partnership for approximately $110,000,000 in cash. The acquisition has been accounted for as a purchase.

         The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This allocation resulted in excess cost over values assigned to tangible assets of purchased subsidiaries of $81,673,000, which is being amortized on a straight-line basis over 40 years.

         The pro forma financial results of operations below assumes the transaction was financed with the revolving credit facility, and include certain other purchase price adjustments regarding depreciation, amortization and taxes. The pro forma financial results further assume the transaction was completed at the beginning of each of the years ended December 31, 1994 and 1993:

- -----------------------------------------------------------------------------------------------
In thousands, except per share amounts                                   1994             1993
- -----------------------------------------------------------------------------------------------
Net operating revenues                                              $ 641,407        $ 573,882
Net earnings before cumulative effect
     of change in accounting                                        $  69,208        $  44,204
Net earnings                                                        $  69,208        $  50,803
Net earnings per common and common
     equivalent share before cumulative effect
     of change in accounting                                        $    3.42        $    2.19
Net earnings per common and
     common equivalent share                                        $    3.42        $    2.52
- -----------------------------------------------------------------------------------------------

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisition been completed as of the indicated dates, nor are they indicative of future operating results.


NOTE 3:  RESTRUCTURING CHARGE


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


NOTE 4:  LONG-TERM DEBT

    Long-term debt consists of the following:

- --------------------------------------------------------------------------------------------------
In thousands                                                             1994                1993
- --------------------------------------------------------------------------------------------------
Revolving credit agreement                                           $305,000            $250,000
Short-term unsecured notes classified
   as long-term debt                                                   19,000              21,000
Industrial Revenue Bonds                                                6,400               6,400
- --------------------------------------------------------------------------------------------------
Total                                                                $330,400            $277,400
- --------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


         At the end of 1994, the Company had a revolving credit facility for $600,000,000. Borrowings of revolving debt were $305,000,000 and $250,000,000 at December 31, 1994 and 1993, respectively. Loans under the revolving credit agreement bear interest at a rate based, at the option of the Company, on the bank's alternate base rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. Average interest rates were 4.8 percent and 3.7 percent during 1994 and 1993, respectively. At December 31, 1994, the weighted average borrowing rate was 6.3 percent. The agreement also provides for a facility fee of 1/8 of one percent on the total commitment. The agreement expires on August 5, 1999, with an extension to August 5, 2000, at the request of the Company and consent of the participating banks.

         The revolving credit agreement contains certain covenants, including the maintenance of cash flow in relation to both the Company's leverage and its fixed charges and a limitation on repurchases of the Company's stock. The Company is in compliance with these covenants at December 31, 1994.

         During 1994, the Company used various short-term unsecured notes as an additional source of financing. For the years ended December 31, 1994 and 1993, the average interest rate on this debt was 4.8 percent and 3.7 percent, respectively. Due to the Company's intent to renew the short-term notes and its continued ability to refinance this debt on a long-term basis through its revolving credit agreement, $19,000,000 and $21,000,000 of short-term notes outstanding at December 31, 1994 and 1993, respectively, have been classified as long-term.

         During 1993, Belo entered into interest-rate cap agreements to reduce the effect of increases in interest rates on its revolving debt. At December 31, 1994, the Company had four interest-rate cap agreements outstanding. These agreements entitled the Company to receive the amount, if any, by which three-month LIBOR on $75,000,000 of borrowings exceeded 6 percent. No such payments were received during 1994 or 1993. The fair value of these cap agreements was approximately $1,400,000 at December 31, 1994, based on the subsequent selling price of the caps.

         In 1994, 1993 and 1992, the Company incurred interest costs of $16,250,000, $16,976,000 and $24,554,000, respectively, of which $138,000,
$1,961,000 and $395,000, respectively, were capitalized as components of construction cost.

         At December 31, 1994, the Company had outstanding letters of credit of $8,032,000 issued in the ordinary course of business.

         Because substantially all of the Company's debt is due under the variable rate revolving credit agreement, no significant differences exist between the carrying value and fair value.

NOTE 5:  INCOME TAXES
- --------------------------------------------------------------------------------

         Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" changing to the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by SFAS No. 109, prior years' financial statements were not restated to reflect the change. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 increased 1993 net earnings by $6,599,000 or 33 cents per share.

         In August 1993, subsequent to the adoption of SFAS No. 109, the federal income tax rate was increased from 34 percent to 35 percent, retroactive to January 1, 1993. The Company's deferred taxes were adjusted to reflect the new tax rate, resulting in an increase in deferred tax expense of $2,249,000. Deferred tax expense in 1993 also reflects a decrease of $1,000,000 for the reversal of certain tax accruals as a result of new tax legislation regarding the amortization of intangibles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

    Income tax expense for the years ended December 31, 1994, 1993 and 1992 consists of the following:

         ---------------------------------------------------------------------------------------------
         In thousands                                            1994             1993          1992
         ---------------------------------------------------------------------------------------------
         Current
           Federal                                            $32,548          $17,385        $15,585
           State                                                5,054            2,746          2,307
         ---------------------------------------------------------------------------------------------
              Total current                                    37,602           20,131         17,892

         Deferred                                               1,428           10,969          6,511
         ---------------------------------------------------------------------------------------------
         Total                                                $39,030          $31,100        $24,403
         ---------------------------------------------------------------------------------------------
         Effective tax rate                                      36.2%            41.1%          39.6%
         ---------------------------------------------------------------------------------------------

    Income tax provisions for the years ended December 31, 1994, 1993 and 1992 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

         ---------------------------------------------------------------------------------------------
         In thousands                                            1994            1993           1992
         ---------------------------------------------------------------------------------------------
         Computed expected income tax expense                 $37,764          $26,452        $20,935
         Amortization of excess cost                            2,235            2,235          2,235
         State income taxes                                     3,494            2,601          2,001
         Stock donation (Note 10)                              (3,245)               -              -
         Effect of 1% rate increase on deferred taxes               -            2,249              -
         Reduction for change in law regarding
           amortization of acquired intangible asset                -           (1,000)             -
         Other                                                 (1,218)          (1,437)          (768)
         ---------------------------------------------------------------------------------------------
                                                              $39,030          $31,100         $24,403
         ---------------------------------------------------------------------------------------------


    Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993, are as follows:

            -----------------------------------------------------------------------------------------
            In thousands                                                          1994          1993
            -----------------------------------------------------------------------------------------
            Deferred tax liabilities:
                Excess tax depreciation and amortization                      $103,621      $102,392
                Deferred gain on sale of assets                                  4,751         5,425
                Loss on investment                                               7,730         4,080
                Expenses deductible for tax purposes in a year
                    different from the year accrued                              5,053         4,610
                Other                                                              464           654
            -----------------------------------------------------------------------------------------
                    Total deferred tax liabilities                            $121,619      $117,161
            -----------------------------------------------------------------------------------------
                Deferred tax assets:
                State taxes                                                   $  4,541      $  4,448
                Deferred compensation                                            4,490         3,048
                Expenses deductible for tax purposes in a year
                    different from the year accrued                              5,887         4,950
                Other                                                            4,018         3,460
            -----------------------------------------------------------------------------------------
                    Total deferred tax assets                                 $ 18,936      $ 15,906
            -----------------------------------------------------------------------------------------
                        Net deferred tax liability                            $102,683      $101,255
            -----------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


    The sources of deferred income taxes and the tax effect of each prior to the adoption of SFAS No. 109 are as follows:

- ------------------------------------------------------------------------------------------------------
In thousands                                                                                     1992
- ------------------------------------------------------------------------------------------------------
Excess tax depreciation and amortization                                                       $3,220
Interest expense                                                                                  337
Alternative Minimum Tax                                                                         3,965
Other expenses deductible for tax purposes
   in a year different from the year accrued                                                   (3,034)
Other, net                                                                                      2,023
- ------------------------------------------------------------------------------------------------------
                                                                                               $6,511
- ------------------------------------------------------------------------------------------------------


NOTE 6:  EMPLOYEE RETIREMENT PLANS
- --------------------------------------------------------------------------------
         The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the average of the employee's five years of highest annual compensation earned during the most recently completed ten years of employment.

         The funding policy is to contribute annually to the plan an amount at least equal to the minimum required contribution for a qualified retirement plan, but not in excess of the maximum tax deductible contribution.

         The following table sets forth the plan's funded status and prepaid pension costs (included in other assets on the Consolidated Balance Sheets) at December 31, 1994 and 1993:

- -----------------------------------------------------------------------------------------------------
In thousands                                                                     1994           1993
- -----------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
      Vested benefit obligation                                             $(64,476)       $(65,824)

      Accumulated benefit obligation                                        $(66,378)       $(66,225)

      Projected benefit obligation for service
         rendered to date                                                   $(86,462)       $(83,236)

Plan assets at fair value, invested primarily
   in equity securities                                                       75,709          74,754
- -------------------------------------------------------------------------------------------------------

Plan assets less than projected benefit obligation                           (10,753)         (8,482)
Unrecognized net loss                                                         30,285          25,031
Unrecognized net transition asset being recognized
    over 12.3 years                                                           (4,069)         (5,302)
Unrecognized prior service cost                                               (2,241)            915
- ------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                        $ 13,222        $ 12,162
- ------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

         The net periodic pension cost (benefit) for the years ended December 31, 1994, 1993 and 1992 includes the following components:

- -----------------------------------------------------------------------------------------------------
In thousands                                                       1994           1993          1992
- -----------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period                 $3,666       $ 2,284        $ 1,858
Interest cost on projected benefit obligation                     6,461         5,782          5,109
Actual return on plan assets                                       (604)       (9,294)        (3,447)
Net amortization and deferral                                    (6,563)        1,784         (4,563)
- -----------------------------------------------------------------------------------------------------
Net periodic pension cost (benefit)                              $2,960       $   556        $(1,043)
- -----------------------------------------------------------------------------------------------------

    Assumptions used in the accounting for the defined benefit plan are as follows:

- -----------------------------------------------------------------------------------------------------
                                                                    1994           1993          1992
- -----------------------------------------------------------------------------------------------------
Discount rate in determining benefit obligation                    8.50%          7.50%          9.00%
Discount rate in determining net periodic pension
   cost (benefit)                                                  7.50%          9.00%          9.00%
Expected long-term rate of return on assets                       10.25%         10.25%         11.00%
Rate of increase in future compensation                            6.00%          5.00%          5.00%
- -----------------------------------------------------------------------------------------------------

         The Company sponsors a defined contribution plan that covers substantially all of its employees. Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company will match a portion of the employee's contributions. The Company's contributions totaled $2,568,000, $1,825,000 and $1,074,000 in 1994, 1993 and
1992, respectively. Contributions have increased in recent years due to a mid-1993 change in the Company's matching percentage from 35 to 50 percent.

         The Company also sponsors non-qualified retirement and death benefit plans for key employees. Expense for the plans recognized in 1994, 1993 and 1992 was $1,232,000, $1,412,000 and $908,000, respectively.


NOTE 7:  LONG-TERM INCENTIVE PLAN

         The Company's current long-term incentive plan has been in place since 1986. There are, however, stock options awarded under a prior plan, which will remain outstanding until they are exercised, canceled or expire. The following table presents the status of the stock options awarded under the prior plan.
At December 31, 1994, all of these options were exercisable.

PRIOR STOCK OPTION PLAN
- --------------------------------------------------------------------------------------------------------
                                                              SHARES           SHARES      OPTION PRICE
                                                             SERIES A          SERIES B       PER SHARE
- --------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1992                        204,689           170,959         $  9-26
      Exercised                                              (181,899)         (117,819)           9-26
- --------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1992                       22,790            53,140          $20-26
         Exercised                                            (20,925)          (50,195)          20-26
- --------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1993                        1,865             2,945          $22-26
         Exercised                                             (1,265)           (1,895)          22-26
- --------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994                          600             1,050         $    26
- --------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


         Awards under the 1986 long-term incentive plan may be granted to employees in the form of incentive stock options, non- qualified stock options, restricted shares or performance units, the values of which are based on the long-term performance of the Company. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. The plan was amended in 1988 to provide for a one-time grant of non-qualified options to purchase 2,500 shares of Series A Common Stock to non-employee directors and to eliminate the previous limit on the number of restricted shares that may be issued. The plan was also amended in 1992 to provide for automatic annual grants through 1997 of non-qualified options to non-employee directors serving after the 1992 Annual Meeting of Shareholders and an additional one-time grant of options to purchase 10,000 shares of Series A Common Stock to those directors subsequently elected. The amendment also increased the number of shares for which awards could be made under the plan.

         The maximum aggregate number of shares of common stock that may be granted in relation to options, restricted shares and rights, and limited rights issued without accompanying options is 3,600,000, less the number of performance units granted under the plan. The maximum number of performance units that may be granted under the plan is 3,600,000, less the number of options, restricted shares and rights, and limited rights issued without accompanying options granted.

         Grants made under the 1986 long-term incentive plan during 1994, 1993 and 1992 are summarized below:

1986 LONG-TERM INCENTIVE PLAN
- --------------------------------------------------------------------------------------------------------------
                                   NON-QUALIFIED STOCK OPTIONS                      RESTRICTED SHARES
                                                          OPTION
                               SHARES        SHARES        PRICE           SHARES       SHARES        PRICE
                              SERIES A      SERIES B     PER SHARE        SERIES A     SERIES B     PER SHARE
- --------------------------------------------------------------------------------------------------------------
Outstanding at Jan. 1, 1992    1,628,084    158,415        $24-37        312,473         20,250        $24-38
    Granted                      314,580          -            40         50,830              -         40-42
    Exercised                   (331,797)   (65,879)        24-37              -              -             -
    Vested                             -          -             -        (71,488)       (20,250)        24-42
    Canceled                     (15,140)      (240)        25-37              -              -             -
- --------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1992   1,595,727     92,296        $24-40        291,815              -        $29-42
    Granted                      317,955          -         40-49         37,192              -         49-53
    Exercised                   (484,370)   (37,131)        24-40              -              -             -
    Vested                             -          -             -       (106,225)             -         29-53
    Canceled                     (61,285)         -         29-40        (10,990)             -         29-49
- --------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1993   1,368,027     55,165        $24-49        211,792              -        $29-53
    Granted                      322,795          -         50-53         48,360              -         53-57
    Exercised                   (233,280)   (10,605)        24-49              -              -             -
    Vested                             -          -             -        (46,971)             -         30-57
    Canceled                      (7,002)         -         29-49           (810)             -         29-43
- --------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1994   1,450,540     44,560        $24-53        212,371              -        $29-57
- --------------------------------------------------------------------------------------------------------------



         The non-qualified options granted under the Company's long-term incentive plan become exercisable in cumulative installments over a period of three years. On December 31, 1994, of the 1,495,100 options outstanding, 906,867 were exercisable. Shares of Series A Common Stock reserved for grants under the plan were 250,531 and 613,874 at December 31, 1994 and 1993, respectively.

         A provision for the restricted shares is made ratably over the restriction period. Expense recognized under the plan for restricted shares was $2,146,000, $3,598,000 and $2,723,000 in 1994, 1993 and 1992, respectively.

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

         Commitments for the purchase of broadcast film contract rights totaled approximately $141,098,000 at December 31, 1994 for broadcasts scheduled through August 2000.

         Advance payments on plant and equipment expenditures at December 31, 1994 primarily relate to newspaper production equipment, broadcast equipment and building renovations and improvements. Required future payments for capital expenditures for 1995, 1996, 1997 and 1998 are $13,677,000, $8,998,000,
$5,489,000 and $3,350,000, respectively.

         Total lease expense for property and equipment was $3,131,000, $5,447,000 and $6,130,000 in 1994, 1993 and 1992, respectively. Lease expense was lower in 1994 following the Company's 1993 purchase of the building in which it had been leasing office space.

         Future minimum rental payments for operating lease agreements are as follows:

- ------------------------------------------------------------------------------------
In thousands
- ------------------------------------------------------------------------------------
1995                                                                          $1,631
1996                                                                             811
1997                                                                             343
1998                                                                             140
1999                                                                             129
2000 and beyond                                                                   31
- ------------------------------------------------------------------------------------
                                                                              $3,085
- ------------------------------------------------------------------------------------


NOTE 9:  COMMON AND PREFERRED STOCK
- --------------------------------------------------------------------------------
         The Company has two series of common stock authorized, issued and outstanding, Series A and Series B. The shares are identical except that Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Series B shares are convertible at any time on a one-for-one basis into Series A shares.

         Each outstanding share of common stock is accompanied by one preferred share purchase right, which entitles shareholders to purchase 1/200 of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of the Company's common stock or makes a tender offer for at least 30 percent of its common stock. The rights expire in 1996. If the Company is acquired in a merger or business combination, each right has an initial exercise price of $87.50 (subject to adjustment) and can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to 1/200 of the number of shares of common stock issued and outstanding plus the number of shares reserved for grant under the 1986 Long-Term Incentive Plan and Stock Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


NOTE 10:  OTHER INCOME AND EXPENSE
- --------------------------------------------------------------------------------
         In 1994, Belo donated 58,835 shares of Stauffer Communications, Inc. stock to The Dallas Morning News--WFAA Foundation. The fair market value of the shares at the time of the transfer, as determined by an outstanding tender offer from a third party, exceeded the carrying value of the stock, resulting in a gain of $9,271,000, which was offset by a charge for the charitable contribution of $16,675,000. The transaction, net of a $5,837,000 income tax benefit, resulted in a decrease in 1994 net earnings of $1,567,000 (8 cents per share).

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION
- --------------------------------------------------------------------------------
         Net cash provided by operations reflects cash payments for interest and income taxes during the years ended December 31, 1994, 1993 and 1992 as follows:

- -----------------------------------------------------------------------------------------------------
In thousands                                                     1994           1993             1992
- -----------------------------------------------------------------------------------------------------
Interest paid, net of amounts capitalized                      $14,564        $18,677         $27,097
Income taxes paid, net of refunds                              $26,618        $15,679         $23,112
- -----------------------------------------------------------------------------------------------------

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

         Selected segment data for the years ended December 31, 1994, 1993 and 1992 is as follows:


- ----------------------------------------------------------------------------------------------------
In thousands                                                         1994          1993         1992
- ----------------------------------------------------------------------------------------------------
Net operating revenues
   Newspaper publishing                                           $369,366     $335,651     $314,718
   Broadcasting (A)                                                258,759      209,457      201,241
   Intersegment revenues                                                 -         (273)         (17)
- ----------------------------------------------------------------------------------------------------
                                                                  $628,125     $544,835     $515,942
- ----------------------------------------------------------------------------------------------------
Earnings from operations
   Newspaper publishing                                           $ 66,568     $ 44,293(B)  $ 42,974
   Broadcasting (A)                                                 80,445(C)    63,204(C)    56,461
   Corporate expenses                                              (16,014)     (18,059)     (17,809)
- ----------------------------------------------------------------------------------------------------
                                                                  $130,999     $ 89,474    $  81,626
- ----------------------------------------------------------------------------------------------------
Identifiable assets
   Newspaper publishing                                           $271,179     $263,855     $245,589
   Broadcasting (A)                                                568,147      446,175      444,237
   Other                                                            74,465       86,126       68,701
- ----------------------------------------------------------------------------------------------------
                                                                  $913,791     $796,156     $758,527
- ----------------------------------------------------------------------------------------------------
Depreciation and amortization
   Newspaper publishing                                           $ 20,716     $ 17,374    $  16,247
   Broadcasting (A)                                                 25,079       20,039       19,460
   Other                                                               610          251          332
- ----------------------------------------------------------------------------------------------------
                                                                  $ 46,405     $ 37,664    $  36,039
- ----------------------------------------------------------------------------------------------------
Capital expenditures
   Newspaper publishing                                           $ 22,227     $ 36,765    $  17,381
   Broadcasting (A)                                                 24,623       16,996        9,666
   Other                                                               521        8,369           98
- ----------------------------------------------------------------------------------------------------
                                                                  $ 47,371     $ 62,130    $  27,145
- ----------------------------------------------------------------------------------------------------

(A) In 1994, the Broadcasting segment data includes the effect of WWL-TV, which Belo purchased on June 1, 1994 (see Note 2).

(B) Included in Newspaper publishing earnings from operations in 1993 is a $5,822,000 restructuring charge consisting primarily of the write-off of goodwill and a reduction in the carrying value of production assets related to the restructuring of DFWSN (see Note 3).

(C) Broadcasting earnings from operations include the reversal of certain music license fee accruals of $631,000 in 1994 and $3,349,000 in 1993.

NOTE 13:  SUBSEQUENT EVENT

         On February 1, 1995, the Company completed the acquisition of television station KIRO-TV in Seattle, Washington for $162,500,000, excluding final adjustments. The acquisition was financed with borrowings from the revolving credit agreement. The transaction will be accounted for as a purchase. Although a complete purchase price allocation will not be finalized until later in 1995, the purchase price will be allocated to property, plant and equipment and intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 14:  QUARTERLY RESULTS OF OPERATIONS (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
Following is a summary of the unaudited quarterly results of operations for 1994 and 1993:
- ------------------------------------------------------------------------------------------------------------------------------------


In thousands, except per share amounts            1ST QUARTER       2ND QUARTER       3RD QUARTER     4TH QUARTER
- ------------------------------------------------------------------------------------------------------------------------------------
1994
Net operating revenues
     Newspaper publishing                          $   82,921        $  91,107         $  93,262       $ 102,076
     Broadcasting                                      49,126           63,831(C)         66,319(C)       79,483(C)
     Intersegment revenues                                  -               (1)                1              -
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   $  132,047        $ 154,937         $ 159,582       $ 181,559
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations
     Newspaper publishing                          $   10,908        $  17,716         $  18,220       $  19,724
     Broadcasting                                      11,498(A)        21,049(C)         19,083(C)       28,815(C)
     Corporate expenses                                (3,222)          (3,361)           (4,618)         (4,813)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   $   19,184        $  35,404         $  32,685       $  43,726
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                       $   10,038        $  19,511         $  15,748(D)    $  23,570
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings per common and
   common equivalent share                         $      .49        $     .96         $     .79       $    1.18
- ------------------------------------------------------------------------------------------------------------------------------------
1993
 Net operating revenues
     Newspaper publishing                          $   78,780        $  84,747         $  83,309       $  88,815
     Broadcasting                                      44,122           59,154            49,314          56,867
     Intersegment revenues                                (62)             (97)              (84)            (30)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   $  122,840        $ 143,804         $ 132,539       $ 145,652
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations
     Newspaper publishing                          $   11,010        $  13,160         $  10,887       $   9,236(F)
     Broadcasting                                       8,283           22,042            12,187          20,728(A)
     Corporate expenses                                (3,737)          (4,985)           (3,686)         (5,651)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   $   15,556        $  30,217         $  19,388       $  24,313
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
   change in accounting                            $    7,271        $  16,143         $   7,934       $  13,130
Cumulative effect of change in accounting               6,599(B)             -                 -              -
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                       $   13,870        $  16,143         $   7,934(E)    $  13,130
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings per common and common equivalent share:
    Before cumulative effect
       of change in accounting                     $      .37        $     .80         $     .39       $     .64
    Cumulative effect of change in accounting      $      .33(B)     $       -         $       -       $       -
      Net earnings                                 $      .70        $     .80         $     .39       $     .64
- ------------------------------------------------------------------------------------------------------------------------------------

(A) Included in Broadcasting earnings from operations for the first quarter of 1994 and the fourth quarter of 1993 is the reversal of certain music license fee accruals of $631,000 and $3,349,000, respectively.

(B) Amount represents the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes" (see Note 5).

(C) Broadcasting results include the effect of WWL-TV, which Belo purchased on June 1, 1994 (see Note 2).

(D) Net earnings for the third quarter of 1994 include the net charge of $1,567,000 related to the Stauffer Communications, Inc. stock donation (see
Note 10).

(E) Belo's income tax provision in the third quarter of 1993 reflects a $2,249,000 charge representing an adjustment to deferred taxes following an increase in the federal income tax rate from 34 percent to 35 percent (see Note
5).

(F) Included in Newspaper publishing earnings from operations for the fourth quarter of 1993 is a $5,822,000 restructuring charge consisting primarily of the write-off of goodwill and a reduction in the carrying value of production assets related to the restructuring of DFWSN (see Note 3).

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

Management maintains a system of internal control that is designed to provide reasonable assurance of the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. This system of internal control provides for appropriate division of responsibility, and is documented in written policies and procedures. These policies and procedures are updated as necessary and communicated to those employees having a significant role in the financial reporting process. Management continually monitors the system of internal control for compliance.

Management believes that as of December 31, 1994, the Company's system of internal control is adequate to accomplish the objectives described above. Management recognizes, however, that no system of internal control can ensure the elimination of all errors and irregularities, and it recognizes that the cost of the internal controls should not exceed the value of the benefits derived.

Finally, Management recognizes its responsibility for fostering a strong ethical climate within the Company according to the highest standards of personal and professional conduct, and this responsibility is delineated in the Company's written statement of business conduct. This statement of business conduct addresses, among other things, the necessity for due diligence and integrity, avoidance of potential conflicts of interest, compliance with all applicable laws and regulations, and the confidentiality of proprietary information.


/S/Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief Executive Officer


/S/Michael D. Perry
Michael D. Perry
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

3.7      Bylaws of the Company, effective February 22, 1995
                                                                                                                     ----
4.1      Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.6 above          N/A

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

4.5      Supplement No. 1 to Rights Agreement (incorporated by reference to Exhibit 4.9 to the 1991 Form 10-K)        N/A

4.6      Supplement No. 2 to Rights Agreement (incorporated by reference to Exhibit 4.9 to the 1992 Form 10-K)        N/A

4.7      Supplement No. 3 to Rights Agreement (incorporated by reference to Exhibit 4.10 to the 1992 Form 10-K)       N/A

EXHIBIT                                                                                                              SEQ.
NUMBER                                                 DESCRIPTION                                               PAGE NO.
- ------                                                 -----------                                               --------
4.8      Supplement No. 4 to Rights Agreement dated December 12, 1988 substituting Manufacturers Hanover Trust
         Company as Rights Agent (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on
         Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))                                                       N/A

4.9      Supplement No. 5 to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended June 30, 1993)                                            N/A

4.10     Supplement No. 6 to Rights Agreement
                                                                                                                     ----
10.1     Contracts relating to television broadcasting:

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

         (3)     Letter Amendment to Contract for Affiliation between KHOU-TV in Houston,  Texas  and  CBS
                 (incorporated by reference to Exhibit 10.1(3) to the 1993 Form 10-K)                                 N/A

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

         (8)     Contract for Affiliation between WWL-TV in New Orleans, Louisiana, and CBS
                                                                                                                     ----
10.2     Contracts relating to newspaper publication:

         (1)     Founding Agreement between the Company and Newsprint South, Inc. for newsprint supply
                 (incorporated by reference to Exhibit 10.2(2) to the 1990 Form 10-K)                                 N/A

EXHIBIT                                                                                                              SEQ.
NUMBER                                                 DESCRIPTION                                               PAGE NO.
- ------                                                 -----------                                               --------
         (2)     Amendment to the Founding Agreement between the Company and Newsprint South, Inc. for newsprint
                 supply (incorporated by reference to Exhibit 10.2(3) to the 1990 Form 10-K)                          N/A

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

         (4)     Amendments to Stock Option Plan (incorporated by reference to Exhibit 10.4(4) to the 1991
                 Form 10-K)                                                                                           N/A

         (5)     Amendment to Stock Option Plan dated December 19, 1986 (incorporated by reference to Exhibit
                 10.4(5) to the 1991 Form 10-K)                                                                       N/A

         (6)     Amendment to Stock Option Plan dated February 22, 1989 (incorporated by reference to Exhibit
                 10.3(6) to the 1993 Form 10-K)                                                                       N/A

         (7)     1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4(7) to the 1991 Form 10-K)   N/A

         (8)     Amendment No. 1 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4(8)
                 to the 1991 Form 10-K)                                                                               N/A

         (9)     Amendment No. 2 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(9)
                 to the 1992 Form 10-K)                                                                               N/A

         (10)    Amendment No. 3 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(10)
                 to the 1993 Form 10-K)                                                                               N/A

         (11)    Amendment No. 4 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(11)
                 to the 1993 Form 10-K)                                                                               N/A

         (12)    Amendment No. 5 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(12)
                 to the 1993 Form 10-K)                                                                               N/A

         (13)    Amendment No. 6 to 1986 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3(13)
                 to the 1992 Form 10-K)                                                                               N/A

         (14)    The A. H. Belo Corporation Employee Savings and Investment Plan                                     ----

         (15)    First Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated
                 by reference to Exhibit 10.3(15) to the 1992 Form 10-K)                                              N/A

EXHIBIT                                                                                                              SEQ.
NUMBER                                                 DESCRIPTION                                               PAGE NO.
- ------                                                 -----------                                               --------
         (16)    Second Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated
                 by reference to Exhibit 10.3(16) to the 1992 Form 10-K)                                              N/A

         (17)    Third Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated
                 by reference to Exhibit 10.2 to the First Quarter 1993 Form 10-Q)                                    N/A

         (18)    Fourth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Form S-8 dated January 18, 1994
                 (Registration No. 33-30994))                                                                         N/A

         (19)    Fifth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated
                 by reference to Exhibit 10.3(19) to the 1993 Form 10-K)                                              N/A

         (20)    Sixth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (incorporated by reference to Exhibit 10.3(1) to the Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended June 30, 1994 ("Second Quarter 1994 Form 10-Q"))                                        N/A

         (21)    Seventh Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan                 ----

         (22)    Eighth Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan                  ----

         (23)    The G. B. Dealey Retirement Pension Plan (as amended and restated effective January 1, 1988)
                 (incorporated by reference to Exhibit 10.3(20) to the 1993 Form 10-K)                                N/A

         (24)    First Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit
                 10.3(21) to the 1993 Form 10-K)                                                                      N/A

         (25)    Second Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit
                 10.3(22) to the 1993 Form 10-K)                                                                      N/A

         (26)    Third Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit
                 10.3(23) to the 1993 Form 10-K)                                                                      N/A

         (27)    Fourth Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit
                 10.3(24) to the 1993 Form 10-K)                                                                      N/A

         (28)    Fifth Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit
                 10.3(25) to the 1993 Form 10-K)                                                                      N/A

         (29)    Sixth Amendment to the G. B. Dealey Retirement Pension Plan (incorporated by reference to Exhibit
                 10.3(2) to the Second Quarter 1994 Form 10-Q)                                                        N/A

EXHIBIT                                                                                                              SEQ.
NUMBER                                                 DESCRIPTION                                               PAGE NO.
- ------                                                 -----------                                               --------
         (30)    Seventh Amendment to the G. B. Dealey Retirement Pension Plan                                       ----

         (31)    Eighth Amendment to the G. B. Dealey Retirement Pension Plan                                        ----

         (32)    Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon
                 Bank, N. A. (incorporated by reference to Exhibit 10.3(26) to the 1993 Form 10-K)                    N/A

         (33)    A. H. Belo Corporation Supplemental Executive Retirement Plan (incorporated by reference to
                 Exhibit 10.3(27) to the 1993 Form 10-K)                                                              N/A

         (34)    Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N. A.
                 (incorporated by reference to Exhibit 10.3(28) to the 1993 Form 10-K)                                N/A

         (35)    Summary of A. H. Belo Corporation Executive Compensation Program (incorporated by reference
                 to Exhibit 10.3(18) to the 1992 Form 10-K)                                                           N/A

         (36)    Employment and Consultation Agreement between A. H. Belo Corporation and James P. Sheehan
                 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarterly period ended September 30, 1993)                                                           N/A

10.4     (1)     Loan Agreement dated October 1, 1985, between City of Arlington Industrial Development Corporation and Dallas-Fort Worth Suburban Newspapers, Inc. (incorporated by reference to Exhibit 10.5(2) to
                 the 1991 Form 10-K)                                                                                  N/A

         (2)     Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth
                 Suburban Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of
                 Arlington Industrial Development Corporation Industrial Development Revenue Bonds (incorporated by
                 reference to Exhibit 10.5(3) to the 1991 Form 10-K)                                                  N/A

         (3)     Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as
                 Syndication Agent, The First National Bank of Chicago, as Administrative Agent, Texas Commerce Bank
                 National Association, as Documentation Agent and The Banks Listed Therein, as Lenders (incorporated
                 by reference to Exhibit 10.4(1) to the Second Quarter 1994 Form 10-Q)                                N/A

         (4)     Amendment and Waiver Agreement dated as of August 5, 1994, by and between the Company and The Sanwa
                 Bank, Limited, Dallas Agency                                                                        ----

21       Subsidiaries of the Company                                                                                 ----

23       Consent of Ernst & Young  LLP                                                                               ----

27       Financial Data Schedule (filed electronically with the Securities and Exchange Commission)                   N/A