Form 10-Q
period 1995-03-31
BELO A H CORP
filed 1995-05-15
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1995

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

          YES       X                                       NO
                  -----                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING AT 4/30/95
         -----                                   ----------------------
Common Stock, $1.67 par value                          19,774,718*



* Consisting of 15,064,924 shares of Series A Common Stock and 4,709,794 shares of Series B Common Stock.


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



                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                        Three months ended March 31,
=========================================================================================================
In thousands, except per share amounts
(unaudited)                                                                  1995                    1994
- ---------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                                               $    93,300             $   82,921
    Broadcasting                                                            69,739                 49,126
- ---------------------------------------------------------------------------------------------------------

         Total net operating revenues                                      163,039                132,047
- ---------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                                   50,230                 41,249
    Newsprint, ink and other supplies                                       29,238                 25,177
    Other production, distribution and operating costs                      43,640                 36,018
    Depreciation                                                            10,314                  7,327
    Amortization                                                             4,106                  3,092
- ---------------------------------------------------------------------------------------------------------

         Total operating costs and expenses                                137,528                112,863
- ---------------------------------------------------------------------------------------------------------

         Earnings from operations                                           25,511                 19,184
- ---------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSE
    Interest expense                                                        (6,616)                (2,820)
    Other, net                                                                 290                    476
- ---------------------------------------------------------------------------------------------------------

         Total other income and expense                                     (6,326)                (2,344)
- ---------------------------------------------------------------------------------------------------------

EARNINGS
    Earnings before income taxes                                            19,185                 16,840
    Income taxes                                                             7,742                  6,802
- ---------------------------------------------------------------------------------------------------------

         Net earnings                                                  $    11,443             $   10,038
- ---------------------------------------------------------------------------------------------------------

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                    $       .57             $      .49
- ---------------------------------------------------------------------------------------------------------

Average shares outstanding                                                  20,133                 20,527
- ---------------------------------------------------------------------------------------------------------

Cash dividends declared per share                                      $       .15             $      .15
- ---------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

==========================================================================================================
In thousands                                                             MARCH 31,            December 31,
(Current year unaudited)                                                   1995                   1994
- ----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and temporary cash investments                                 $   10,073               $   9,294
    Accounts receivable, net                                                94,873                  99,825
    Other current assets                                                    23,806                  21,218
- ----------------------------------------------------------------------------------------------------------

         Total current assets                                              128,752                 130,337
- ----------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
    Land                                                                    24,542                  19,803
    Buildings                                                              135,224                 126,632
    Newspaper publishing equipment                                         192,787                 188,006
    Broadcast equipment                                                    148,286                 118,816
    Other                                                                   45,283                  40,369
    Advance payments on plant and equipment expenditures                    27,662                  28,352
- ----------------------------------------------------------------------------------------------------------

         Total property, plant and equipment                               573,784                 521,978

    Less accumulated depreciation                                         (220,064)               (209,824)
- ----------------------------------------------------------------------------------------------------------

         Net property, plant and equipment                                 353,720                 312,154
- ----------------------------------------------------------------------------------------------------------

Excess cost over values assigned to
  tangible assets of purchased subsidiaries                                520,124                 403,268
Other intangibles, net                                                      18,631                  18,949
Other assets, at cost                                                       49,933                  49,083
- ----------------------------------------------------------------------------------------------------------

         Total assets                                                   $1,071,160               $ 913,791
==========================================================================================================

A. H. Belo Corporation and Subsidiaries


==========================================================================================================
In thousands, except share data                                         MARCH 31,             December 31,
(Current year unaudited)                                                   1995                   1994
- ----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                            $     49,087              $   62,590
    Other current liabilities                                              22,710                  21,147
- ---------------------------------------------------------------------------------------------------------

         Total current liabilities                                         71,797                  83,737
- ---------------------------------------------------------------------------------------------------------

Long-term debt                                                            494,400                 330,400
Deferred income taxes                                                     111,872                 110,324
Other liabilities                                                           7,601                   6,795

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
       Series A:  Issued 15,058,454 shares at March 31, 1995
         and 14,238,888 shares at December 31, 1994                        25,148                  23,779
       Series B:  Issued 4,710,164 shares at March 31, 1995
         and 5,621,988 shares at December 31, 1994                          7,866                   9,389
    Additional paid-in capital                                            125,806                 124,431
    Retained earnings                                                     232,167                 230,959
- ---------------------------------------------------------------------------------------------------------

         Total                                                            390,987                 388,558

    Deferred compensation - restricted shares                              (5,497)                 (6,023)
- ---------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                       385,490                 382,535
- ---------------------------------------------------------------------------------------------------------

             Total liabilities and shareholders' equity              $  1,071,160              $  913,791
=========================================================================================================




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                           Three months ended March 31,
=========================================================================================================
In thousands
(unaudited)                                                               1995                    1994
- ---------------------------------------------------------------------------------------------------------
OPERATIONS
    Net earnings                                                       $   11,443              $   10,083
         Adjustments to reconcile net earnings
           to net cash provided by operations:
             Depreciation and amortization                                 14,420                  10,419
             Deferred income taxes                                          1,952                   3,154
             Non-cash adjustments and allowances                             (206)                     76
             Other, net                                                       544                     (74)
             Net change in current assets and liabilities:
                 Accounts receivable                                        5,246                   8,557
                 Other current assets                                      (2,952)                  ( 902)
                 Accounts payable and accrued expenses                    (14,053)                (10,923)
                 Other current liabilities                                  2,045                   2,997
- ---------------------------------------------------------------------------------------------------------

    Net cash provided by operations                                        18,439                  23,342
- ---------------------------------------------------------------------------------------------------------

INVESTING
    Acquisitions                                                         (163,303)                 (2,000)
    Capital expenditures                                                   (8,838)                 (6,771)
    Other, net                                                                 39                     684
- ---------------------------------------------------------------------------------------------------------

         Net cash used for investing                                     (172,102)                 (8,087)
- ---------------------------------------------------------------------------------------------------------

FINANCING
    Borrowings for acquisition of KIRO-TV                                 163,313                       -
    Net proceeds from (payments on) revolving debt                            687                 (17,000)
    Payments to repurchase stock                                           (8,440)                      -
    Payments of dividends on stock                                         (2,986)                 (3,038)
    Net proceeds from exercise of stock options                             1,868                   3,117
- ---------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing                        154,442                 (16,921)
- ---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                779                  (1,666)
- ---------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                  9,294                   8,943
- ---------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                   $   10,073              $    7,277
=========================================================================================================
SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                          $    6,324              $    3,588
    Income taxes paid, net of refunds                                  $    5,176              $        -
- ---------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The unaudited consolidated condensed financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1994.

(2) In the opinion of A. H. Belo Corporation (the "Company" or "Belo") management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1995, and its results of operations and cash flows for the indicated periods. All such adjustments are of a normal recurring nature.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(3) On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana from Rampart Operating Partnership for approximately $110,000,000 in cash. On February 1, 1995, Belo acquired Third Avenue Television, Inc., holder of the assets of television station KIRO-TV in Seattle, Washington. On the same date, Belo acquired the FCC license of television station KIRO-TV and certain other related assets from Bonneville Holding Company. The purchase price was $162,500,000 in cash, plus transaction costs.

         The costs of the acquisitions have been allocated on the basis of the estimated fair market values of the assets acquired. These allocations resulted in excess cost over values assigned to tangible assets of purchased subsidiaries for WWL-TV of $81,673,000 and for KIRO-TV of $120,643,000. The KIRO-TV purchase allocation is still preliminary. These amounts are being amortized on a straight line basis over 40 years.

         The pro forma financial results of operations below, which reflect purchase price adjustments including average revolving debt rates in effect for the periods presented, assume both the WWL-TV and KIRO-TV transactions took place effective January 1, 1994 (in thousands):

                 ---------------------------------------------------------------------------------------
                 Three months ended March 31,                                        1995          1994
                 ---------------------------------------------------------------------------------------
                 Net operating revenues                                      $    166,034     $  150,988
                 Net earnings                                                $     10,611     $    9,951
                 Net earnings per share                                      $        .53     $      .48
                 ---------------------------------------------------------------------------------------

         A change of 1/8 of one percent in revolving debt rates would affect the pro forma results by $54,000 after taxes.

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisitions been completed as of the indicated dates, nor is it indicative of future operating results.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries



(4) During the three months ended March 31, 1995, Belo repurchased 148,000 shares of treasury stock for an aggregate purchase price of $8,440,000. All of these shares have been retired, resulting in an $8,440,000 reduction in total shareholders' equity.

(5) On February 22, 1995, the Company announced a two-for-one stock split in the form of a stock dividend whereby one additional share of Series A and Series B Common Stock will be issued for each share of Series A and Series B Common Stock outstanding on May 19, 1995, the record date for the split. The stock split will be effected on June 9, 1995. The effect of the stock split will be to double the number of shares outstanding and reduce earnings per share and other per share amounts by one-half. Total shareholders' equity and the proportionate ownership in the Company of individual shareholders will not be affected by the stock split. All information in this report is set forth on a pre-split basis.

 (6) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


=========================================================================================================
                                                                         Three months ended March 31,
                                                                   1995                              1994
- ---------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                                      $  93,300                         $  82,921
    Broadcasting                                                 69,739                            49,126
    Intersegment revenues                                             -                                 -
- ---------------------------------------------------------------------------------------------------------

                                                              $ 163,039                         $ 132,047
=========================================================================================================

EARNINGS FROM OPERATIONS
    Newspaper publishing                                      $  15,468                         $  10,908
    Broadcasting                                                 14,140                            11,498
    Corporate expenses                                           (4,097)                           (3,222)
- ---------------------------------------------------------------------------------------------------------

                                                              $  25,511                         $  19,184
=========================================================================================================

DEPRECIATION AND AMORTIZATION
    Newspaper publishing                                      $   5,385                         $   5,131
    Broadcasting                                                  8,864                             5,138
    Other                                                           171                               150
- ---------------------------------------------------------------------------------------------------------

                                                              $  14,420                         $  10,419
=========================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

    Cash provided by operations is Belo's primary source of liquidity. During the first quarter of 1995, cash provided by operations was $18,439,000, compared to $23,342,000 for the first quarter of 1994. The decrease during 1995 when compared to 1994 was due to larger payments in the current year for taxes, interest and other payables. Cash from operations was more than sufficient to fund capital expenditures and the payment of dividends. Excess cash from operations was also used to fund the majority of the purchase of 148,000 treasury shares for $8,440,000. These shares were subsequently retired.

    On February 1, 1995, Belo acquired KIRO-TV. The purchase price was $162,500,000 in cash, plus transaction costs. The acquisition was completed using funds from Belo's existing revolving credit agreement. The transaction was accounted for as a purchase. At the time of the acquisition, KIRO-TV was a CBS television affiliate; however, under Belo's ownership, the station is being operated as a United Paramount Network affiliate.

    At March 31, 1995, Belo had access to a $600,000,000 variable rate revolving credit agreement, on which borrowings at that time were $441,000,000. The agreement expires on August 5, 1999 with an extension to August 5, 2000 at the request of the Company, and with consent of the participating banks. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are classified as long-term. At March 31, 1995, $47,000,000 in short-term notes were outstanding. Total debt outstanding increased by $164,000,000 from December 31, 1994 due primarily to the KIRO acquisition.

    Belo has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually. In addition, Belo has the authority to purchase approximately 661,000 shares of Series A Common Stock from time to time remaining from a previous authorization from the Board of Directors.

    At March 31, 1995, Belo's ratio of long-term debt to total capitalization was 56.2 percent, compared to 46.3 percent at the end of 1994. The change during the first quarter was due to an increase in borrowings associated with the KIRO acquisition and the effect on shareholders' equity of the repurchase and subsequent retirement of treasury shares.

    Capital expenditures in the first quarter of 1995 were $8,838,000. Capital projects for the period included major building renovations at The Dallas Morning News and the continuation of a building and studio remodeling project at Belo's Houston station that began in 1994. Belo expects to finance future capital expenditures using net cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

    Belo paid dividends of $2,986,000 or 15 cents per share on Series A and Series B Common Stock outstanding during the first quarter of 1995 compared to $3,038,000 during the first quarter of 1994. Belo has announced a two-for-one stock split in the form of a stock dividend whereby on June 9, 1995, one additional share of Series A and Series B Common Stock will be issued for each share of Series A and Series B Common Stock. The record date for the split is May 19, 1995. The Board has approved a second quarter dividend of 8 cents per share on a post-split basis.


RESULTS OF OPERATIONS

    Net earnings for the first quarter of 1995 were $11,443,000 (57 cents per share) compared to net earnings of $10,038,000 (49 cents per share) for 1994. Net earnings for 1994 included a $631,000 (2 cents per share) increase from the reversal of certain music license fees accrued in previous periods.

    Revenues of $163,039,000 improved 23.5 percent overall from first quarter 1994 revenues of $132,047,000. Newspaper publishing revenues of $93,300,000 were 12.5 percent better than last year revenues of $82,921,000. The improvement is primarily the result of increased advertising rates in all categories. Classified advertising revenues, benefiting from both rate and volume increases, have continued an upward trend which began in 1994, posting a
22.2 percent increase in revenues for the first quarter of 1995 compared to the same period in 1994. Employment and automotive advertising volumes also continued to improve during the period, although there was a slight decline in March 1995 automotive linage concurrent with the most recent rate increase for automotive advertising. Volumes in the general advertising category were up slightly in the current period, while retail volumes were down. Circulation rate increases implemented in mid-year 1994 contributed to an 11.7 percent increase in circulation revenues, despite slightly lower Sunday circulation volumes.

    Broadcast revenues of $69,739,000 were 42 percent higher than first quarter 1994 revenues of $49,126,000. Contributing to the significant increase were the revenues of WWL-TV which was acquired on June 1, 1994 and KIRO-TV, which was purchased on February 1, 1995. Excluding these two new television stations, broadcast revenues improved 13.2 percent over last year. The improvement was due in part to significantly higher local advertising revenues at Belo's Dallas and Hampton-Norfolk stations together with higher national spot advertising at all but the Sacramento station. Automotive advertising, both local and national, was strong in nearly all markets. Belo's ABC and CBS affiliates benefited from significant increases in 1995 network compensation, which helped offset the loss of revenues generated by the Winter Olympics carried on Belo's CBS stations in February of 1994.

    Operating expenses during the first quarter of 1995 were $137,528,000, or
21.9 percent higher than in the same period of 1994. Excluding the two new television stations, expenses were 9.8 percent higher. Newsprint, ink and other supplies increased by more than 16 percent due to higher newsprint prices, but was offset some by reduced consumption and lower supplement costs. Market-wide price increases for newsprint are expected to continue throughout 1995 and could cause total newsprint expense to increase by as much as 40 percent over 1994 levels. Merit increases and more employees contributed to the increase in salaries, wages and employee benefits. Other production, distribution and operating costs include the effect of the 1994 music license fee credit as well as higher costs in 1995 for trucking and distribution, promotional expenses and start up efforts for a recently formed distribution partnership. Depreciation and amortization expenses in 1995 were higher because of the two recent broadcast acquisitions.

    First quarter 1995 interest expense of $6,616,000 was substantially higher than 1994 first quarter interest expense of $2,820,000 due to borrowing associated with the purchases of WWL-TV on June 1, 1994 and KIRO-TV on February 1, 1995. Higher interest rates also contributed to the increase in 1995 expense.


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

    None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held on May 3, 1995. Reference is hereby made to the Proxy Statement filed as Exhibit 20 of Item 6(a). All nominees standing for election as directors were elected. (See "Election of Directors" on page 8 of the Proxy Statement.) The following chart indicates the number of votes cast with respect to each nominee for director:

    NOMINEE                                                FOR                       WITHHELD
    -------                                                ---                       --------
    Judith L. Craven, M.D., M.P.H.                      53,090,505                      27,927
    Dealey D. Herndon                                   53,091,104                      27,328
    Ward L. Huey, Jr.                                   53,015,184                     103,248
    James M. Moroney, Jr.                               53,014,312                     104,120
    Hugh G. Robinson                                    53,090,662                      27,770

    In addition to the election of directors, two additional proposals were approved by the Company's shareholders. The following chart indicates the number of votes cast and the number of absentions and broker non-votes with respect to the proposal to approve the Company's 1995 Executive Compensation Plan (See "Proposal Two -- Approval of the A. H. Belo Corporation 1995 Executive Compensation Plan" on page 12 of the Proxy Statement):

    PROPOSAL TWO
    ------------
    For                              46,535,031
    Against                           4,707,876
    Abstain                             969,255
    Broker non-votes                    906,270

    The following chart indicates the number of votes cast for, against or withheld and the number of broker non-votes with respect to the proposal to amend the Company's Certificate of Incorporation to (a) remove from the Certificate of Incorporation the express denomination of a specific number of shares of Series A Common Stock constituting such series and (b) permit the issuance of additional shares of Series B Common Stock, provided that any such issuance would not result in the Series A Common Stock being excluded from trading on the New York Stock Exchange and other alternative securities markets. (See "Proposal Three -- Proposal to Amend the Company's Certificate of Incorporation" on page 21 of the Proxy Statement).

    PROPOSAL THREE
    --------------
    For                              47,205,092
    Against                           4,938,572
    Abstain                             970,368
    Broker non-votes                      4,400


ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 20       Proxy Statement for the Annual Meeting of Shareholders
         Exhibit 27       Financial Data Schedule

    (b)  Reports on Form 8-K

    During the quarter covered by this report, there was a report on Form 8-K filed on February 10, 1995, containing information under Item 2 concerning the acquisition of Third Avenue Television, Inc., holder of certain of the assets of television station KIRO-TV in Seattle, Washington. An amendment to the Form 8-K containing certain financial statements and pro forma financial information was filed on Form 8-K/A effective April 10, 1995.




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        A. H. BELO CORPORATION



May  15, 1995                           By:   /S/Michael D. Perry
                                            ---------------------------------
                                               Michael D. Perry
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
- ------                    -----------
    20                    Proxy Statement for the Annual Meeting of Shareholders

    27                    Financial Data Schedule
