Form 10-Q/A
period 1995-03-31
BELO A H CORP
filed 1995-05-16
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A


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

                                 FORM 10-Q/A

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





EXLANATORY NOTE:



On May 15 1995, A. H. Belo Corporation (the "Company") filed its Form 10-Q for the three months ended March 31, 1995 with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. That report contained a typographical error in the Consolidated Condensed Statements of Cash Flows on page 4. Net earnings for the three months ended March 31, 1994 were presented as $10,083 (in thousands). The correct net earnings for the three months ended March 31, 1994 are $10,038 (in thousands). The Amendment No. 1 on Form 10-Q/A filed herewith replaces and supersedes the Consolidated Condensed Statements of Cash Flows of the Form 10-Q. No other changes have been made.

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
=========================================================================================================




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                           Three months ended March 31,
=========================================================================================================
In thousands
(unaudited)                                                               1995                    1994
- ---------------------------------------------------------------------------------------------------------
OPERATIONS
    Net earnings                                                       $   11,443              $   10,038
         Adjustments to reconcile net earnings
           to net cash provided by operations:
             Depreciation and amortization                                 14,420                  10,419
             Deferred income taxes                                          1,952                   3,154
             Non-cash adjustments and allowances                             (206)                     76
             Other, net                                                       544                     (74)
             Net change in current assets and liabilities:
                 Accounts receivable                                        5,246                   8,557
                 Other current assets                                      (2,952)                  ( 902)
                 Accounts payable and accrued expenses                    (14,053)                (10,923)
                 Other current liabilities                                  2,045                   2,997
- ---------------------------------------------------------------------------------------------------------

    Net cash provided by operations                                        18,439                  23,342
- ---------------------------------------------------------------------------------------------------------

INVESTING
    Acquisitions                                                         (163,303)                 (2,000)
    Capital expenditures                                                   (8,838)                 (6,771)
    Other, net                                                                 39                     684
- ---------------------------------------------------------------------------------------------------------

         Net cash used for investing                                     (172,102)                 (8,087)
- ---------------------------------------------------------------------------------------------------------

FINANCING
    Borrowings for acquisition of KIRO-TV                                 163,313                       -
    Net proceeds from (payments on) revolving debt                            687                 (17,000)
    Payments to repurchase stock                                           (8,440)                      -
    Payments of dividends on stock                                         (2,986)                 (3,038)
    Net proceeds from exercise of stock options                             1,868                   3,117
- ---------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing                        154,442                 (16,921)
- ---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                779                  (1,666)
- ---------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                  9,294                   8,943
- ---------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                   $   10,073              $    7,277
=========================================================================================================
SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                          $    6,324              $    3,588
    Income taxes paid, net of refunds                                  $    5,176              $        -
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




May  16, 1995                           By:   /S/Michael D. Perry

                                            ---------------------------------
                                               Michael D. Perry
                                               Senior Vice President and
                                               Chief Financial Officer