Form 10-Q
period 1995-06-30
BELO A H CORP
filed 1995-08-10
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1995

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

                                  YES  X  NO
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT  JULY 31, 1995
            -----                              -----------------------------
Common Stock, $1.67 par value                           38,881,847*

____________

* Consisting of 29,500,983 shares of Series A Common Stock and 9,380,864 shares of Series B Common Stock.

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

                                    PART I.

ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                   Three months              Six months
                                                                  ended June 30,           ended June 30,
--------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts
(unaudited)                                                     1995         1994        1995        1994
--------------------------------------------------------------------------------------------------------------
--NET OPERATING REVENUES
    Newspaper publishing                                        $ 101,166   $  91,107   $  194,466  $ 174,028
    Broadcasting                                                   88,603      63,830      158,342    112,956
--------------------------------------------------------------------------------------------------------------
         Total net operating revenues                             189,769     154,937      352,808    286,984
--------------------------------------------------------------------------------------------------------------

--OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                          52,238      43,099      102,468     84,348
    Newsprint, ink and other supplies                              33,067      25,077       62,305     50,254
    Other production, distribution and operating costs             49,694      40,259       93,334     76,277
    Depreciation                                                   10,769       7,836       21,083     15,163
    Amortization                                                    4,357       3,262        8,463      6,354
--------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses                       150,125     119,533      287,653    232,396
--------------------------------------------------------------------------------------------------------------

         Earnings from operations                                  39,644      35,404       65,155     54,588
--------------------------------------------------------------------------------------------------------------

--OTHER INCOME AND EXPENSE
    Interest expense                                               (7,607)     (3,483)     (14,223)    (6,303)
    Other, net (Note 6)                                             3,033         509        3,323        985
--------------------------------------------------------------------------------------------------------------
    Total other income and expense                                 (4,574)     (2,974)     (10,900)    (5,318)
--------------------------------------------------------------------------------------------------------------

--EARNINGS
    Earnings before income taxes                                   35,070      32,430       54,255     49,270
    Income taxes                                                   13,872      12,919       21,614     19,721
--------------------------------------------------------------------------------------------------------------
    Net earnings                                                $  21,198   $  19,511   $   32,641  $  29,549
--------------------------------------------------------------------------------------------------------------

--EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE               $     .53   $     .48   $      .81  $     .72
--------------------------------------------------------------------------------------------------------------

Average shares outstanding                                         40,044      40,486       40,148     40,768
--------------------------------------------------------------------------------------------------------------

Cash dividends declared per share                               $    .080   $    .075   $     .155  $    .150
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

---------------------------------------------------------------------------------------------------------
In thousands                                                             JUNE 30,             December 31,
(Current year unaudited)                                                   1995                   1994
---------------------------------------------------------------------------------------------------------
--ASSETS

Current assets:
    Cash and temporary cash investments                               $    10,120              $    9,294
    Accounts receivable, net                                              110,129                  99,825
    Other current assets                                                   23,858                  21,218
---------------------------------------------------------------------------------------------------------
         Total current assets                                             144,107                 130,337
---------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
    Land                                                                   24,542                  19,803
    Buildings                                                             135,069                 126,632
    Newspaper publishing equipment                                        192,877                 188,006
    Broadcast equipment                                                   151,018                 118,816
    Other                                                                  46,619                  40,369
    Advance payments on plant and equipment expenditures                   32,509                  28,352
---------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                              582,634                 521,978

    Less accumulated depreciation                                        (230,357)               (209,824)
---------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                352,277                 312,154
---------------------------------------------------------------------------------------------------------

Excess cost over values assigned to
  tangible assets of purchased subsidiaries                               516,084                 403,268
Other intangibles, net                                                     18,314                  18,949
Other assets, at cost                                                      47,103                  49,083
---------------------------------------------------------------------------------------------------------
         Total assets                                                 $ 1,077,885              $  913,791
---------------------------------------------------------------------------------------------------------

A. H. Belo Corporation and Subsidiaries


---------------------------------------------------------------------------------------------------------
In thousands, except share data                                          JUNE 30,             December 31,
(Current year unaudited)                                                   1995                   1994
---------------------------------------------------------------------------------------------------------
--LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $   49,346              $   62,590
    Other current liabilities                                              19,149                  21,147
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                         68,495                  83,737
---------------------------------------------------------------------------------------------------------

Long-term debt                                                            499,400                 330,400
Deferred income taxes                                                     113,666                 110,324
Other liabilities                                                           7,980                   6,795

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
       Series A:  Issued 29,654,417 shares at June 30, 1995
         and 28,477,776 shares at December 31, 1994                        49,523                  23,779
       Series B:  Issued 9,417,560 shares at June 30, 1995
         and 11,243,976 shares at December 31, 1994                        15,727                   9,389
    Additional paid-in capital                                             95,542                 124,431
    Retained earnings                                                     232,578                 230,959
---------------------------------------------------------------------------------------------------------

         Total                                                            393,370                 388,558

    Deferred compensation - restricted shares                              (5,026)                 (6,023)
---------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                       388,344                 382,535
---------------------------------------------------------------------------------------------------------

             Total liabilities and shareholders' equity                $1,077,885              $  913,791
---------------------------------------------------------------------------------------------------------




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                                    Six months
                                                                                  ended June 30,
-----------------------------------------------------------------------------------------------------------
In thousands
(unaudited)                                                                1995                    1994
-----------------------------------------------------------------------------------------------------------
--OPERATIONS
    Net earnings                                                     $     32,641               $  29,549
         Adjustments to reconcile net earnings
           to net cash provided by operations:
             Depreciation and amortization                                 29,546                  21,517
             Deferred income taxes                                          3,942                   3,976
             Non-cash adjustments and allowances                              876                      65
             Other, net                                                        75                    (279)
             Net change in current assets and liabilities:
                 Accounts receivable                                      (11,092)                 (8,661)
                 Other current assets                                      (3,200)                  3,162
                 Accounts payable and accrued expenses                    (13,794)                 (3,443)
                 Other current liabilities                                   (192)                  6,699
-----------------------------------------------------------------------------------------------------------
             Net cash provided by operations                               38,802                  52,585
-----------------------------------------------------------------------------------------------------------

-- INVESTMENTS
         Acquisitions                                                    (163,303)               (110,038)
         Capital expenditures                                             (18,438)                (15,235)
         Other, net                                                         4,640                     711
-----------------------------------------------------------------------------------------------------------
             Net cash used for investments                               (177,101)               (124,562)
-----------------------------------------------------------------------------------------------------------

--  FINANCING
         Borrowings for acquisitions                                      163,313                 110,000
         Net proceeds from (payments on) revolving debt                     5,687                  (6,000)
         Payments to repurchase stock                                     (28,795)                (32,073)
         Payments of dividends on stock                                    (6,141)                 (6,061)
         Net proceeds from exercise of stock options                        5,061                   4,260
-----------------------------------------------------------------------------------------------------------
             Net cash provided by  financing                              139,125                  70,126
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                826                  (1,851)
-----------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                  9,294                   8,943
-----------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                 $     10,120               $   7,092
-----------------------------------------------------------------------------------------------------------
--SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                        $     13,810               $   6,351
    Income taxes paid, net of refunds                                $     18,298               $   9,044
-----------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The unaudited consolidated condensed financial statements as of June 30, 1995 and for the three and six-month periods ended June 30, 1995 and 1994 and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1994.

(2) In the opinion of A. H. Belo Corporation (the "Company" or "Belo") management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995, and its results of operations and cash flows for the indicated periods. All such adjustments are of a normal recurring nature.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(3) On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana from Rampart Operating Partnership for approximately $110,000,000 in cash. On February 1, 1995, Belo acquired Third Avenue Television, Inc., holder of the assets of television station KIRO-TV in Seattle, Washington. On the same date, Belo acquired the FCC license of television station KIRO-TV and certain other related assets from Bonneville Holding Company. The purchase price was approximately $162,500,000 in cash, plus transaction costs.

         The costs of the acquisitions have been allocated on the basis of the estimated fair market values of the assets acquired. These allocations resulted in excess cost over values assigned to tangible assets of purchased subsidiaries for WWL-TV of $81,673,000 and for
         KIRO-TV of $120,643,000.   The KIRO-TV purchase price allocation is
         still preliminary. These amounts are being amortized on a straight-line basis over 40 years.

         The pro forma financial results of operations below, which reflect purchase price adjustments including average revolving debt rates in effect for the periods presented, assume both the WWL-TV and KIRO-TV transactions took place at the beginning of each of the periods presented (in thousands):

                 -------------------------------------------------------------------------------------
                 Six months ended June 30,                                       1995             1994
                 -------------------------------------------------------------------------------------

                 Net operating revenues                                     $ 355,803        $ 323,120
                 Net earnings                                               $  31,800        $  29,253
                 Net earnings per share                                     $     .79        $     .72
                 -------------------------------------------------------------------------------------

         A change of 1/8 of one percent in revolving debt rates would affect the pro forma results by $107,000 after taxes.

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisitions been completed as of the indicated dates, nor is it indicative of future operating results.

(4) The Company amended their $600,000,000 variable rate revolving debt agreement effective July 28, 1995, to increase available borrowings to $800,000,000. The terms of the amended agreement are substantially the same as those of the original agreement. The amended agreement expires on July 28, 2000, with an extention to July 28, 2001 at the request of the Company and consent of the participating banks.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries




(5) On June 9, 1995, Belo completed a two-for-one stock split in the form of a dividend whereby one additional share of Series A or Series B Common Stock was issued for each corresponding share of Series A or Series B Common Stock held on May 19, 1995. A total of 19,847,771 shares were issued. In connection with the stock split, common stock was increased and additional paid in capital charged for the aggregate par value of the shares that were issued. All share and per share data have been restated to retroactively reflect the stock split.

(6) In June 1995, Belo sold its investment in 15,267 shares of Stauffer Communications, Inc. stock for $4,327,000. The carrying value of the stock was $1,921,000, resulting in a net gain of $1,564,000 (4 cents per share). The Company had previously recorded a net charge of $1,567,000 (4 cents per share) in September 1994, when 58,835 shares of Stauffer Communications Inc. stock were donated to the Dallas Morning News--WFAA Foundation.

(7) During 1995, Belo repurchased 960,060 shares of treasury stock for an aggregate purchase price of $28,795,000. All of these shares have been retired, resulting in a $28,795,000 reduction in total shareholders' equity.

(8) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


---------------------------------------------------------------------------------------------------------------
                                                 Three months ended                 Six months ended
                                                      June 30,                          June 30,
                                                 1995            1994             1995             1994
---------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                     $  101,166       $  91,107        $ 194,466        $ 174,028
    Broadcasting                                 88,603          63,831          158,342          112,957
    Intersegment revenues                             -              (1)               -               (1)
---------------------------------------------------------------------------------------------------------------
                                             $  189,769       $ 154,937        $ 352,808        $ 286,984
---------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS
    Newspaper publishing                     $   17,919       $  17,716        $  33,387        $  28,624
    Broadcasting                                 25,604          21,049           39,744           32,547
    Corporate expenses                           (3,879)         (3,361)          (7,976)          (6,583)
---------------------------------------------------------------------------------------------------------------
                                             $   39,644       $  35,404        $  65,155        $  54,588
---------------------------------------------------------------------------------------------------------------


DEPRECIATION AND AMORTIZATION
    Newspaper publishing                     $    5,327       $   5,167        $  10,712        $  10,298
    Broadcasting                                  9,623           5,781           18,487           10,919
    Other                                           176             150              347              300
---------------------------------------------------------------------------------------------------------------
                                             $   15,126       $  11,098        $  29,546        $  21,517
---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's primary source of liquidity is cash provided by operations, which was $38,802,000 for the six months ended June 30, 1995. This compares with $52,585,000 generated during the corresponding period in 1994. The decrease in cash provided by operations is primarily the result of changes in working capital, specifically, higher receivables, a reduction in payables and accrued expenses due to timing of payments in 1995 and the timing of tax payments in 1994. Cash from operations for the six months of 1995 was sufficient to fund capital expenditures and dividends on common stock . Excess cash from operations was also used to fund a portion of treasury stock repurchases.

         On February 1, 1995, Belo acquired KIRO-TV. The purchase price was approximately $162,500,000 in cash, plus transaction costs. The acquisition was completed using funds from Belo's existing revolving credit agreement. The transaction was accounted for as a purchase. At the time of the acquisition, KIRO-TV was a CBS television affiliate; however, under Belo's ownership, the station is being operated as a United Paramount Network affiliate.

         At June 30, 1995, Belo had access to a $600,000,000 variable rate revolving credit agreement, on which borrowings at that time were $395,000,000. The agreement was amended in July of 1995 to increase available borrowings to $800,000,000. The amended agreement expires on July 28, 2000 with an extension to July 28, 2001 at the request of the Company, and with consent of the participating banks. The extra borrowing capacity will be used for general corporate purposes including the purchase of additional treasury shares and possible future acquisitions. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit agreement, short-term borrowings are classified as long-term. At June 30, 1995, Belo had $98,000,000 in short-term notes outstanding. Total debt outstanding increased by $169,000,000 from December 31, 1994 due primarily to the KIRO-TV acquisition and the repurchase of stock.

         Belo has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually. In addition, as of June 30, 1995, Belo had the authority to purchase approximately 658,000 shares of Series A Common Stock remaining from a previous authorization by the Board of Directors.

         At June 30,1995, Belo's ratio of long-term debt to total capitalization was 56.3 percent, compared to 46.3 percent at the end of 1994. The change during the first half of 1995 was due to the KIRO-TV acquisition and the repurchase of stock.

         Capital expenditures year-to-date in 1995 were $18,438,000. Significant capital projects for the period included additional publishing equipment and major building renovations at The Dallas Morning News and the continuation of a building and studio remodeling project at Belo's Houston station. Belo expects to finance future capital expenditures using net cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

         Belo paid dividends of $6,141,000 or 15 1/2 cents per share on Series A and Series B Common Stock outstanding during the first half of 1995 compared to $6,061,000 (15 cents per share) during the same period in 1994. In addition, during the second quarter of 1995, Belo completed a two-for-one stock split in the form of a dividend. All record holders of Series A and Series B stock as of May 19, 1995 received an equal number of Series A or Series B shares on June 9, 1995. All information set forth in this report, including earnings and dividends per share and average shares outstanding, has been restated to retroactively reflect the stock split.

RESULTS OF OPERATIONS

         Belo's net earnings for the three and six-month periods ended June 30, 1995 were $21,198,000 (53 cents per share) and $32,641,000 (81 cents per share), respectively. Earnings for the comparable periods in 1994 were $19,511,000 (48 cents per share) and $29,549,000 (72 cents per share).
Earnings for the three and six months ended June 30, 1995 include a net gain of $1,564,000 (4 cents per share) from the sale of Belo's investment in Stauffer Communications, Inc. stock. Year-to-date earnings for 1994 include a credit of $631,000 (1 cent per share) for the reversal of certain music license fees accrued in previous periods. Excluding these one-time items, comparable quarter and year-to-date earnings per share are 49 cents and 77 cents in 1995 versus 48 cents and 71 cents in 1994.

         In addition to the one-time items noted above, comparisons between 1995 and 1994 are also affected by the composition of Belo's Broadcast Division. Results for 1994 include one month of WWL-TV operations, which was acquired on June 1, 1994. Results for 1995 include five months of operations of KIRO-TV, which was purchased by Belo on February 1, 1995.

         Revenues for the quarter and year-to-date 1995 of $189,769,000 and $352,808,000 were 22.5 percent and 22.9 percent better than comparable 1994 revenues of $154,937,000 and $286,984,000. Publishing revenues for the quarter were $101,166,000, an increase of 11 percent over 1994 second quarter revenues of $91,107,000. Publishing revenues for the six-month period of $194,466,000 were up 11.7 percent over 1994 year-to-date revenues of $174,028,000. Publishing revenue increases were the result of increased advertising rates . Gains from the rate increases were partially offset, however, by volume declines, primarily in the retail and general advertising categories. On a year-to-date basis, classified advertising volumes have increased slightly, due to strong first quarter employment advertising. For the second quarter, however, classified lineage was down slightly from last year. Second quarter and year-to-date circulation revenues were higher in 1995 due to price increases implemented in 1994, and slightly increased circulation volume for both daily and Sunday in the second quarter. Year-to-date Sunday average circulation was still slightly below 1994 due to lower first quarter totals.

         Broadcast revenues for the second quarter of 1995 were $88,603,000 versus $63,830,000 in 1994, while year-to-date broadcast revenues were $158,342,000 in 1995 versus $112,956,000 in 1994. WWL-TV and KIRO-TV revenues accounted for the majority of the increase. On a same-station basis, revenues increased 9.9 percent for the quarter and 11.4 percent for the six-month period. The most significant increases in broadcast revenues, on both a quarter and year-to-date basis, were in national advertising and network compensation. Excluding the new stations, national revenues were up 9.6 percent and 11.2 percent for the three and six-month periods, primarily due to automotive advertising. Additional network compensation revenues contributed more than 40 percent of the year-to-year same-station revenue improvement due to renegotiated contracts. Local revenues were also up from last year's second quarter and year-to-date totals due to strong performances in both the Dallas and Hampton-Norfolk markets. These gains were offset somewhat, however, by lower 1995 political advertising.

         Operating expenses of $150,125,000 for the quarter and $287,653,000 for the year-to-date were also significantly higher than 1994 expenses of $119,533,000 and $232,396,000. Excluding KIRO-TV and WWL-TV, expenses were up
11.4 percent for the quarter and 10.6 percent on a year-to-date basis. The most significant increase in operating expense was newsprint, ink and other supplies, which increased approximately 32 percent and 24 percent during the
three and six-month periods.   Newsprint prices have increased by approximately
50 percent and 41 percent for the quarterly and year-to-date periods. The full impact of the price increases has been slightly offset by the elimination of the Sunday magazine supplement and by the Company's conservation efforts. However, newsprint prices are expected to continue to rise. Compensation and benefits increased on a same-station year-to-date basis by 8.4 percent, due to more employees, merit increases and overtime pay associated with coverage of the Oklahoma City bombing in April of 1995. All other expense categories, when compared on a same-station basis, increased only modestly above 1994 levels.

         Interest expense in 1995 for both the three and six-month periods is substantially higher than in 1994 due to increased borrowings for acquisitions. Higher average revolving debt rates (6.4 percent year-to-date in 1995 versus
4.3 percent in 1994) also contributed to the increase in expense.


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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 10.4(1) First Amendment to Credit Agreement dated as of July 28, 1995

         Exhibit 27          Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter covered by this report, there was a report on Form 8-K filed on May 3, 1995, containing information under Item 5 concerning the Company's two-for-one stock split effective June 9, 1995, for shareholders of record on May 19, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          A. H. BELO CORPORATION



August 10, 1995                           By:   /S/Michael D. Perry
                                              -------------------------------
                                                 Michael D. Perry
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                                      EXHIBIT INDEX

                                                                                               SEQ.
EXHIBIT                                                                                        PAGE
NUMBER                    DESCRIPTION                                                         NUMBER
------                    -----------                                                         ------
10.4 (1)                  First Amendment to Credit Agreement dated
                          as of July 28, 1995                                                 ------

    27                    Financial Data Schedule                                             ------