Form 10-Q
period 1995-09-30
BELO A H CORP
filed 1995-11-02
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1995

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

                             YES  X     NO
                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT SEPTEMBER 30, 1995
                -----                   ----------------------------------
    Common Stock, $1.67 par value                  38,615,542*


---------------
* Consisting of 29,326,386 shares of Series A Common Stock and 9,289,156 shares of Series B Common Stock.

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

                                    PART I.

ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                   Three months             Nine months
                                                                ended September 30,      ended September 30,
================================================================================================================
In thousands, except per share amounts
(unaudited)                                                     1995         1994        1995        1994
----------------------------------------------------------------------------------------------------------------
-NET OPERATING REVENUES
    Newspaper publishing                                    $ 102,433   $  93,262   $  296,899  $ 267,290
    Broadcasting                                               78,678      66,265      236,643    178,574
    Other                                                       1,340          55        1,717        702
----------------------------------------------------------------------------------------------------------------

    Total net operating revenues                              182,451     159,582      535,259    446,566
----------------------------------------------------------------------------------------------------------------

-OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                      52,681      46,527      155,149    130,875
    Newsprint, ink and other supplies                          35,833      25,739       98,138     75,993
    Other production, distribution and operating costs         50,900      42,271      144,234    118,548
    Depreciation                                               10,555       8,762       31,638     23,925
    Amortization                                                4,357       3,598       12,820      9,952
----------------------------------------------------------------------------------------------------------------

    Total operating costs and expenses                        154,326     126,897      441,979    359,293
----------------------------------------------------------------------------------------------------------------

    Earnings from operations                                   28,125      32,685       93,280     87,273
----------------------------------------------------------------------------------------------------------------

-OTHER INCOME AND EXPENSE
    Interest expense                                           (7,486)     (4,827)     (21,709)   (11,130)
    Other, net (Note 6)                                           453      (7,450)       3,776     (6,465)
----------------------------------------------------------------------------------------------------------------

    Total other income and expense                             (7,033)    (12,277)     (17,933)   (17,595)
----------------------------------------------------------------------------------------------------------------

-EARNINGS
    Earnings before income taxes                               21,092      20,408       75,347     69,678
    Income taxes                                                8,300       4,660       29,914     24,381
----------------------------------------------------------------------------------------------------------------

    Net earnings                                            $  12,792   $  15,748   $   45,433  $  45,297
----------------------------------------------------------------------------------------------------------------

-EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $     .33   $     .39   $     1.14  $    1.12
----------------------------------------------------------------------------------------------------------------

Average shares outstanding                                     39,359      39,892       39,888     40,474
----------------------------------------------------------------------------------------------------------------

Cash dividends declared per share                           $     .16   $     .15   $     .315  $     .30
----------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

================================================================================================================
In thousands                                                          SEPTEMBER 30,           December 31,
(Current year unaudited)                                                   1995                   1994
----------------------------------------------------------------------------------------------------------------
-ASSETS

Current assets:
    Cash and temporary cash investments                              $     11,380              $    9,294
    Accounts receivable, net                                              108,032                  99,825
    Other current assets                                                   28,102                  21,218
----------------------------------------------------------------------------------------------------------------

         Total current assets                                             147,514                 130,337
----------------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
    Land                                                                   24,570                  19,803
    Buildings                                                             135,298                 126,632
    Newspaper publishing equipment                                        192,920                 188,006
    Broadcast equipment                                                   153,707                 118,816
    Other                                                                  47,586                  40,369
    Advance payments on plant and equipment expenditures                   38,742                  28,352
----------------------------------------------------------------------------------------------------------------

         Total property, plant and equipment                              592,823                 521,978

    Less accumulated depreciation                                        (240,935)               (209,824)
----------------------------------------------------------------------------------------------------------------

         Net property, plant and equipment                                351,888                 312,154
----------------------------------------------------------------------------------------------------------------

Excess cost over values assigned to
  tangible assets of purchased subsidiaries                               512,045                 403,268
Other intangibles, net                                                     17,996                  18,949
Other assets, at cost                                                      55,367                  49,083
----------------------------------------------------------------------------------------------------------------

         Total assets                                                $  1,084,810              $  913,791
================================================================================================================

A. H. Belo Corporation and Subsidiaries


================================================================================================================
In thousands, except share data                                       SEPTEMBER 30,           December 31,
(Current year unaudited)                                                   1995                   1994
----------------------------------------------------------------------------------------------------------------
-LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $   57,523               $  62,590
    Other current liabilities                                              14,687                  21,147
----------------------------------------------------------------------------------------------------------------

         Total current liabilities                                         72,210                  83,737
----------------------------------------------------------------------------------------------------------------

Long-term debt                                                            508,400                 330,400
Deferred income taxes                                                     112,612                 110,324
Other liabilities                                                          12,015                   6,795

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
       Series A:  Issued 29,326,386 shares at September 30, 1995
         and 28,477,776 shares at December 31, 1994                        48,975                  23,779
       Series B:  Issued 9,289,156 shares at September 30, 1995
         and 11,243,976 shares at December 31, 1994                        15,513                   9,389
    Additional paid-in capital                                             98,435                 124,431
    Retained earnings                                                     221,313                 230,959
----------------------------------------------------------------------------------------------------------------

         Total                                                            384,236                 388,558

    Deferred compensation - restricted shares                              (4,663)                 (6,023)
----------------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                       379,573                 382,535
----------------------------------------------------------------------------------------------------------------

             Total liabilities and shareholders' equity                $1,084,810                $913,791
================================================================================================================




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                                    Nine months
                                                                               ended September 30,
================================================================================================================
In thousands
(unaudited)                                                                1995                    1994
----------------------------------------------------------------------------------------------------------------
-OPERATIONS
    Net earnings                                                     $     45,433                $ 45,297
         Adjustments to reconcile net earnings
           to net cash provided by operations:
             Depreciation and amortization                                 44,458                  33,877
             Deferred income taxes                                          4,024                   2,146
             Non-cash adjustments and allowances                              399                   1,731
             Other, net                                                    (3,382)                 (1,351)
             Net change in current assets and liabilities:
                 Accounts receivable                                       (8,518)                 (6,594)
                 Other current assets                                      (8,580)                  5,457
                 Accounts payable and accrued expenses                     (5,617)                 (1,171)
                 Other current liabilities                                 (6,495)                  8,720
----------------------------------------------------------------------------------------------------------------

             Net cash provided by operations                               61,722                  88,112
----------------------------------------------------------------------------------------------------------------

  -INVESTMENTS
         Acquisitions                                                    (163,303)               (110,038)
         Capital expenditures                                             (28,683)                (24,760)
         Other, net                                                         4,719                     948
----------------------------------------------------------------------------------------------------------------

             Net cash used for investments                               (187,267)               (133,850)
----------------------------------------------------------------------------------------------------------------

  -FINANCING
         Borrowings for acquisitions                                      163,313                 110,000
         Net proceeds from (payments on) revolving debt                    14,687                 (29,000)
         Payments to repurchase stock                                     (49,386)                (32,073)
         Payments of dividends on stock                                    (9,228)                 (9,021)
         Net proceeds from exercise of stock options                        8,245                   5,143
----------------------------------------------------------------------------------------------------------------

             Net cash provided by financing                               127,631                  45,049
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments              2,086                    (689)
----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                  9,294                   8,943
----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                    $  11,380                $  8,254
================================================================================================================

-SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                           $  23,019                $ 10,155
    Income taxes paid, net of refunds                                   $  31,443                $ 20,483
----------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The unaudited consolidated condensed financial statements as of September 30, 1995 and for the three and nine-month periods ended September 30, 1995 and 1994 and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 1994.

(2) In the opinion of A. H. Belo Corporation (the "Company" or "Belo") management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, and its results of operations and cash flows for the indicated periods. All such adjustments are of a normal recurring nature.

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

         The costs of the acquisitions have been allocated on the basis of the estimated fair values of the assets acquired. These allocations resulted in excess cost over values assigned to tangible assets of purchased subsidiaries for WWL-TV of $81,673,000 and for KIRO-TV of $120,643,000. The KIRO-TV purchase price allocation is still preliminary. These amounts are being amortized on a straight-line basis over 40 years.

         The pro forma financial results of operations below, which reflect purchase price adjustments including average revolving debt rates in effect for the periods presented, assume both the WWL-TV and KIRO-TV transactions took place at the beginning of each of the periods presented (in thousands):

                 -------------------------------------------------------------------------------------
                 Nine months ended September 30,                                 1995             1994
                 -------------------------------------------------------------------------------------
                 Net operating revenues                                      $538,254         $494,549
                 Net earnings                                                $ 44,601         $ 44,414
                 Net earnings per share                                      $   1.12         $   1.10
                 -------------------------------------------------------------------------------------

         A change of 1/8 of one percent in revolving debt rates would affect the pro forma results by $161,000 after taxes.

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisitions been completed as of the indicated dates, nor is it indicative of future operating results.

(4) The Company amended its $600,000,000 variable rate revolving debt agreement effective July 28, 1995, to increase available borrowings to $800,000,000. The terms of the amended agreement are substantially the same as those of the original agreement. The amended agreement expires on July 28, 2000, with an extension to July 28, 2001 at the request of the Company and consent of the participating banks.

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

(6) In June 1995, Belo sold its investment in 15,267 shares of Stauffer Communications, Inc. stock for $4,327,000. The carrying value of the stock was $1,921,000, resulting in a net gain of $1,564,000 (4 cents per share). The Company had previously recorded a net charge of $1,567,000 (4 cents per share) in September 1994, when 58,835 shares of Stauffer Communications Inc. stock were written-up to fair value and subsequently donated to a charitable foundation.

(7) During 1995, Belo repurchased 1,618,078 shares of treasury stock for an aggregate purchase price of $49,386,000. All of these shares have been retired, resulting in a $49,386,000 reduction in total shareholders' equity.

(8) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):

                                                     Three months ended                Nine months ended
                                                       September 30,                     September 30,
================================================================================================================
                                                   1995            1994             1995             1994
----------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Newspaper publishing                       $102,433        $ 93,262         $296,899         $267,290
    Broadcasting                                 78,678          66,265          236,643          178,574
    Other                                         1,355              98            1,750              825
    Intersegment revenues                           (15)            (43)             (33)            (123)
----------------------------------------------------------------------------------------------------------------

                                               $182,451        $159,582         $535,259         $446,566
================================================================================================================

EARNINGS FROM OPERATIONS
    Newspaper publishing                       $ 15,767        $ 18,220         $ 49,154         $ 46,844
    Broadcasting                                 17,311          19,257           59,071           52,021
    Other                                        (1,025)           (174)          (3,041)            (391)
    Corporate expenses                           (3,928)         (4,618)         (11,904)         (11,201)
----------------------------------------------------------------------------------------------------------------

                                               $ 28,125        $ 32,685         $ 93,280         $ 87,273
================================================================================================================

DEPRECIATION AND AMORTIZATION
    Newspaper publishing                       $  5,043        $  5,163         $ 15,755         $ 15,461
    Broadcasting                                  9,690           7,050           28,170           17,969
    Other                                             6               -               13                -
    Corporate                                       173             147              520              447
----------------------------------------------------------------------------------------------------------------

                                               $ 14,912        $ 12,360         $ 44,458         $ 33,877
================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    The Company's primary source of liquidity is cash provided by operations, which was $61,722,000 for the nine months ended September 30, 1995. This compares with $88,112,000 generated during the corresponding period in 1994. The decrease in cash provided by operations is the result of changes in working capital, principally higher inventory levels and the timing of tax payments in 1994. Cash from operations for the nine months of 1995 was sufficient to fund capital expenditures and dividends on common stock. Excess cash from operations was also used to fund a portion of stock repurchases.

    On February 1, 1995, Belo acquired KIRO-TV. The purchase price was $162,500,000 in cash, plus transaction costs. KIRO-TV was purchased using funds from Belo's revolving credit agreement.

    Belo has access to an $800,000,000 variable rate revolving credit agreement, on which borrowings at September 30, 1995 were $320,000,000. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit agreement, short-term borrowings are classified as long-term. At September 30, 1995, Belo had $182,000,000 in short-term notes outstanding. Total debt outstanding increased by $178,000,000 from December 31, 1994 due to the KIRO-TV acquisition and the repurchase of stock.

    Belo has an ongoing stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually. During 1995, 87,718 shares were repurchased under this program. An additional 1,530,360 shares were repurchased during the current year, fully exhausting an earlier share repurchase authorization. Subsequently, in September 1995, Belo's Board of Directors authorized the purchase of up to 4,000,000 shares of Series A Common Stock from time to time. As of September 30, 1995, no shares had been repurchased under this latest authorization.

    At September 30, 1995, Belo's ratio of long-term debt to total capitalization was 57.3 percent, compared to 46.3 percent at the end of 1994. The change during 1995 is due to the KIRO-TV acquisition and the repurchase of stock.

    Capital expenditures year-to-date in 1995 are $28,683,000. Significant capital projects for the period include the purchase of publishing equipment and major building renovations at The Dallas Morning News, the continuation of a building and studio remodeling project at Belo's Houston station and the purchase of broadcast equipment for other Belo stations. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

    Belo paid dividends of $9,228,000 or 31 1/2 cents per share on Series A and Series B Common Stock outstanding during 1995 compared to $9,021,000 (30 cents per share) during the same period in 1994. In addition, in June 1995, Belo completed a two-for-one stock split in the form of a dividend. All record holders of Series A and Series B stock as of May 19, 1995 received an equal number of Series A and Series B shares on June 9, 1995. All share and per share information in this report has been restated to retroactively reflect the stock split.

RESULTS OF OPERATIONS

    Belo's net earnings for the three and nine-month periods ended September 30,1995 were $12,792,000 (33 cents per share) and $45,433,000 ($1.14 per share), respectively. Earnings for the comparable periods in 1994 were $15,748,000 (39 cents per share) and $45,297,000 ($1.12 per share). Earnings for the nine months ended September 30, 1995 include a net gain of $1,564,000 (4 cents per share) for the sale of Belo's investment in Stauffer Communications, Inc. stock. Year-to-date earnings for 1994 include a credit of $631,000 (1 cent per share) for the reversal of certain music license fees accrued in previous periods and a net charge in the third quarter of $1,567,000 (4 cents per share) for the donation of Stauffer Communications, Inc. stock to a charitable foundation. Excluding these one-time items, comparable quarter and year-to-date earnings per share are 33 cents and $1.10 in 1995 versus 43 cents and $1.15 in 1994.

    In addition to the one-time items noted above, comparisons between 1995 and 1994 are also affected by the composition of Belo's Broadcast Division.
Results for 1994 include four months of WWL-TV operations, which was acquired on June 1, 1994. Results for 1995 include eight months of operations of KIRO-TV, which was purchased by Belo on February 1, 1995.

    Revenues for the three and nine-month periods in 1995 were $182,451,000 and $535,259,000, respectively, or 14.3 percent and 19.9 percent better than 1994 revenues for the same periods of $159,582,000 and $446,566,000. Publishing revenues for the quarter were $102,433,000, an increase of 9.8 percent over 1994 third quarter revenues of $93,262,000. Publishing revenues for the 1995 nine-month period were $296,899,000, up 11.1 percent over 1994 year-to-date revenues of $267,290,000. Publishing increases were the result of higher advertising rates in all categories. Gains from the higher rates were partially offset, however, by volume declines, mostly in retail and general advertising. For the third quarter, classified lineage was down 4.5 percent from 1994, enough to bring 1995 year-to-date classified volumes down 1.3 percent from last year, despite very strong first quarter employment advertising in 1995. Third quarter and year-to-date circulation revenues were higher in 1995 due to price increases implemented in 1994 and slightly increased circulation volume for both daily and Sunday in the third quarter.

    Broadcast revenues for the third quarter of 1995 were $78,678,000 versus $66,265,000 in 1994, while year-to-date broadcast revenues were $236,643,000 versus $178,574,000 in 1994. WWL-TV and KIRO-TV revenues accounted for a substantial part of the increase. On a same-station basis, revenues increased
2.5 percent for the quarter and 7.9 percent for the nine-month period. For the year-to-date period, revenues are up in both local and national advertising due to strong revenue growth during the first and second quarters of the year. Network compensation was up significantly in both the three and nine-month periods, more than offsetting the decline in political advertising revenues from 1994.

    Other net operating revenues of $1,340,000 for the quarter and $1,717,000 year-to-date are from Belo's television production subsidiary and programming distribution partnership.

    Operating expenses of $154,326,000 for the quarter and $441,979,000 for the nine-month period were significantly higher than 1994 expenses of $126,897,000 and $359,293,000, respectively. Excluding the effect of the new stations, expenses were up 11.7 percent and 11.1 percent for the quarter and year-to-date periods. The most significant increase in operating expense was for newsprint, the price for which increased dramatically during the last year, from a low of around $372 per ton in the second quarter of 1994 to a current price of over $650 per ton. The full impact of the price increase has been offset by the elimination of a Sunday magazine supplement and by the Company's conservation efforts. Excluding the new television stations, compensation and benefits increased 3.9 percent for the quarter and 6.6 percent year-to-date, due to more employees and merit increases. Other production, distribution and operating costs are up as well, due to higher outside services, communications and travel costs. Year-to-date depreciation is higher in 1995 due to major building renovation projects at two of the Company's broadcast stations.

    For the third quarter of 1995, dilution from KIRO-TV, including amortization and interest expense, was 7 cents per share. Costs have been high due to management's strategy of rebuilding the television station's audience by substantially increasing KIRO's local news, sports and syndicated programming efforts. It is anticipated that these expenses will be offset by a combination of higher advertising rates and greatly increased sales inventory. Continued dilution is expected for the fourth quarter of 1995, but management is optimistic about KIRO's long-term prospects.

    Interest expense in 1995 for both the three and nine-month periods is substantially higher than in 1994 due to increased borrowings for acquisitions. Higher average revolving debt rates (6.3 percent year-to-date in 1995 versus
4.4 percent in 1994) also contributed to the increase in interest expense.

    The effective tax rates for the three and nine-month periods in 1995 were
39.4 percent and 39.7 percent, compared to 22.8 percent and 35 percent in 1994. The third quarter 1994 rate was favorably affected by the tax benefit associated with the Stauffer stock donation noted above.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 27    Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        A. H. BELO CORPORATION



November 2, 1995                        By:   /s/ MICHAEL D. PERRY
                                            -----------------------------------
                                               Michael D. Perry
                                               Senior Vice President and
                                               Chief Financial Officer

                                EXHIBIT INDEX



                                                                            SEQ.
EXHIBIT                                                                     PAGE
NUMBER                    DESCRIPTION                                      NUMBER
------                    -----------                                      ------
    27                    Financial Data Schedule