Form 10-K
period 1995-12-31
BELO A H CORP
filed 1996-02-28
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1995

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

Securities registered pursuant to Section 12(g) of the Act:  SERIES B COMMON
                                                          STOCK, $1.67 PAR VALUE
                                                          ----------------------
                                                              (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by nonaffiliates on January 31, 1996, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,109,387,351. *

Shares of Common Stock outstanding at January 31, 1996: 38,258,754 shares. (Consisting of 28,978,861 shares of Series A Common Stock and 9,279,893 shares of Series B Common Stock.)

* For purposes of this calculation the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 8, 1996 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

================================================================================

                             A. H. BELO CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                          PART I
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .     8

                                                         PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . .     8
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . .     9
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements
           below) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . .    15

                                                         PART III
Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .    15
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .    15
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .    15

                                                         PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . .    15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                              INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993  . . . . . . .    22
Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .    23
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994
   and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993  . . . . . .    26
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
Management's Responsibility for Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .    37

                                     PART I

ITEM 1.  BUSINESS

    A. H. Belo Corporation (the "Company" or "Belo") owns and operates seven network-affiliated VHF television stations in the top 60 U.S. television markets and the largest daily newspaper in the Dallas-Fort Worth metropolitan area. The Company's broadcast group reaches 8 percent of all U.S. television households and its principal newspaper, The Dallas Morning News, has the country's seventh largest Sunday circulation (800,147) and eighth largest daily circulation (534,197). The Company believes the success of its media franchises is built upon providing local news, information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided the Company's success for 154 years.

    Three of the Company's seven stations are in the top 12 television markets:
WFAA (ABC) Dallas-Fort Worth; KHOU (CBS) Houston; and KIRO (UPN) Seattle-Tacoma. These major metropolitan areas are among the fastest growing in the country. All of the Company's stations are ranked either number one or two in overall sign-on/sign-off audience delivery, with the exception of KIRO, which was acquired by the Company in 1995. The Company, through its subsidiary Belo Productions, Inc. and a partnership with Universal Press Syndicate, produces and distributes original programming to its station group and to various outside purchasers.

    The Dallas Morning News is one of the leading newspaper franchises in America. The Dallas Morning News' success is founded upon the highest standards of journalistic excellence, with a special emphasis on local news, information and community service. The newspaper's outstanding reporting and editorial initiatives have earned six Pulitzer Prizes since 1986. As the leading newspaper in the Dallas-Fort Worth market, The Dallas Morning News' success is measured by its high circulation and volume of advertising. In late 1995 and early 1996, the Company expanded its publishing division by acquiring two daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. The Company also publishes nine other community newspapers in the Dallas-Fort Worth suburban area and operates a commercial printing business.

    Note 13 to the Consolidated Financial Statements contains information about the Company's industry segments for the years ended December 31, 1995, 1994 and 1993.

                            TELEVISION BROADCASTING

    The Company's television broadcast operations began in 1950 with the acquisition of WFAA in Dallas-Fort Worth shortly after the station commenced operations. In 1984, the Company significantly expanded its television broadcast operations with the purchase of its four stations in Houston, Sacramento, Hampton-Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired its stations in New Orleans and Seattle, respectively.

    The following table sets forth information for each of the Company's stations and their markets:

                                                                                 NUMBER OF                  STATION
                                                                                COMMERCIAL     STATION      AUDIENCE
                      MARKET                 YEAR       NETWORK                 STATIONS IN    RANK IN      SHARE IN
       MARKET        RANK(1)    STATION    ACQUIRED   AFFILIATION    CHANNEL     MARKET(2)    MARKET(3)    MARKET(4)
       ------        -------    -------    --------   -----------    -------     ---------    ---------    ---------
 Dallas-Fort Worth          8   WFAA         1950         ABC              8             13       1               20%
 Houston . . . . .         11   KHOU         1984         CBS             11             13       1*              16%
 Seattle-Tacoma  .         12   KIRO         1995         UPN              7              8       4*               8%
 Sacramento  . . .         21   KXTV         1984         ABC             10              9       2               14%
 Hampton-Norfolk .         40   WVEC         1984         ABC             13              7       1*              18%
 New Orleans . . .         41   WWL          1994         CBS              4              7       1               28%
 Tulsa . . . . . .         59   KOTV         1984         CBS              6              7       2               19%

---------------
*   Tied with one or more other stations in the market.

(1) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMAs in the United States, based on November 1995 Nielsen estimates.

(2) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations and national cable channels.

(3) Station rank is derived from the station's rating which is based on November 1995 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.

(4) Station audience share is based on November 1995 Nielsen estimates of the number of television households tuned to the Company's station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

    Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced both by the demand for advertising time and the popularity of the station's programming.

    Commercial television stations generally fall into one of three categories. The first category of stations historically consisted of stations affiliated with one of the three major national networks (ABC, CBS and NBC). In recent years, Fox has effectively evolved into the fourth major network. The second category is comprised of stations affiliated with newer national networks, such as United Paramount Network ("UPN") and the WB (Warner Brothers) Television Network. The third category includes independent stations that are not affiliated with any network and that rely principally on local and syndicated programming.

    Three of the Company's stations are affiliated with ABC, three are affiliated with CBS and one is affiliated with UPN. Each of the Company's network affiliation agreements provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station receives a specified amount of network compensation for broadcasting network programming, with the exception of the Company's UPN affiliate. To the extent a station's preemptions of network programming exceed a designated amount, such compensation may be reduced. Such payments are also subject to decreases by the network during the term of an affiliation agreement under other circumstances with provisions for advance notice and right of termination by the station in the event of a reduction in such payments. The Company has renegotiated its affiliation agreements with both CBS and ABC, resulting in an increase in the compensation paid by each network to the Company in return for a long-term extension of each of the agreements. Final documentation of the new ABC affiliation agreements has not been completed although the Company is receiving its increased compensation under the new agreements.

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

                              NEWSPAPER PUBLISHING

    The Company's principal newspaper, The Dallas Morning News, was established in 1885. It is published seven days a week. In 1963, the Company acquired its suburban newspaper operation. In late 1991, after years of intense competition, The Dallas Morning News' principal newspaper competitor, the Dallas Times Herald, ceased operations and the Company purchased its assets. In late 1995 and early 1996, the Company expanded its publishing division by acquiring two daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky.

    The following table sets forth information concerning the Company's daily newspaper operations:

                                                                                CIRCULATION(1)
                                                                                --------------
                  NEWSPAPER                               LOCATION          DAILY          SUNDAY
                  ---------                               --------          -----          ------
The Dallas Morning News . . . . . . . . . .  Dallas, TX                   534,197       800,147
Bryan-College Station Eagle . . . . . . . .  Bryan-College Station, TX     20,381        26,326
Owensboro Messenger-Inquirer  . . . . . . .  Owensboro, KY                 32,363        33,398

---------------
(1) Average paid circulation for the six months ended September 30, 1995, according to the unaudited Publisher's Statement of the Audit Bureau of Circulations, an independent agency (the "Audit Bureau").

    The Dallas Morning News provides coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the twelve counties surrounding Dallas.

    The Dallas Morning News strives to serve the public interest by maintaining a strong and independent voice in matters of public concern. It is the policy of the Company to allocate such resources as may be necessary to maintain excellence in news reporting and editorial comment in The Dallas Morning News.

    The Dallas Morning News serves a large readership in its primary market. Average paid circulation for the six months ended September 30, 1995 was 534,197 daily, up 1.8 percent from the 1994 average daily circulation of 524,567. Sunday's average paid circulation was 800,147, up slightly from the six months ended September 30, 1994 average of 797,206.

    The basic material used in publishing The Dallas Morning News is newsprint. The average unit cost of newsprint consumed during 1995 was sharply higher than that of the prior year due to market-wide price increases throughout the year. The Company expects the full-year effect of the 1995 newsprint price increases to result in even higher newsprint expense in 1996. The Company cannot predict at this time whether newsprint prices will increase further in 1996. At present, newsprint is purchased from nine suppliers. During 1995, the Company's three largest providers of newsprint supplied approximately one-half of the newspaper's requirements, but the Company is not dependent on any one of them. Management believes its sources of newsprint, along with alternate sources that are available, are adequate for its current needs.

    DFW Suburban Newspapers, Inc. publishes six paid and two free newspapers for suburban communities in the Dallas-Fort Worth metropolitan area. These publications are delivered either one or two days a week. Each of the Company's community publications has its own sales, circulation, news and editorial personnel, and several of the publications maintain separate offices. All administrative functions are centralized and all of the newspapers are printed at a plant in Arlington, Texas. This plant is owned and operated by DFW Printing Company, Inc., which, in addition to printing the suburban newspapers, is the site of the Company's commercial printing operations. The Company also publishes a newspaper twice-a-week and a free weekly in Rockwall, Texas.

                                  COMPETITION

    The success of broadcast operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. The Company's television broadcast stations compete for advertising revenues directly with other media such as newspapers (including those owned and operated by the Company), other television stations, radio stations, cable television systems, outdoor advertising, magazines and direct mail advertising.

    The four major national television networks are represented in each television market in which the Company has a television broadcast station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.

    The entry of local telephone companies into the market for video programming services, as permitted under the Telecommunications Act of 1996, (the "1996 Act"), can be expected to have a significant impact on competition in the television industry. The Company is unable to predict the effect that these or other technological and related regulatory changes will have on the broadcast television industry or the future results of the Company's operations.

    The Dallas Morning News competes for advertising with television and radio stations (including a television station owned and operated by the Company), magazines, direct mail, cable television, billboards and other newspapers (including other newspapers owned and operated by the Company). Also competing with The Dallas Morning News is the Fort Worth Star-Telegram, owned by The Walt Disney Company.

                     REGULATION OF TELEVISION BROADCASTING

    The Company's television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Act"). Among other things, the Act empowers the FCC to assign frequency bands; determine stations' frequencies, location and power; issue, renew, revoke and modify station licenses; regulate equipment used by stations; impose penalties for violation of the Act or of FCC regulations; impose fees for processing applications and other administrative functions; and adopt regulations to carry out the Act's provisions. The Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

    The Act would prohibit the Company's subsidiaries from continuing as broadcast licensees if record ownership or power to vote more than one-fourth of the Company's stock were to be held by aliens, foreign governments or their representatives, or by corporations formed under the laws of foreign countries. The Act previously would have prohibited the Company's subsidiaries from continuing as broadcast licensees if any officer or more than one-fourth of the directors of the Company were aliens. The 1996 Act, however, eliminated the restriction on alien officers and directors.

    Prior to the passage of the 1996 Act, television broadcast licenses were granted for a period of five years. Renewal applications were granted without a hearing if there were no competing applications or issues raised by petitioners to deny such applications that would cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required. Under the 1996 Act, the statutory restriction on the length of a broadcast term was amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC cannot consider whether the public interest would be better served by a person other than the renewal applicant. Under the 1996 Act competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

    An application for renewal of the broadcast license for WFAA, which expired August 1, 1993, is pending before the FCC. The station's license is, by statute, continued pending action thereon. The current license expiration dates for each of the Company's other television broadcast stations are as follows: KHOU, August 1, 1998; KIRO, February 1, 1999; KXTV, December 1, 1998; WVEC, October 1, 1996; WWL, June 1, 1997; and KOTV, June 1, 1998.

    FCC ownership rules limit the total number of television broadcast stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. FCC rules also place certain limits on common ownership, operation and control of, or cognizable interests or voting power in, (a) broadcast stations serving the same area, (b) broadcast stations and daily newspapers serving the same area and (c) television broadcast stations and cable systems serving the same area. The 1996 Act eliminated a statutory prohibition against common ownership of television broadcast stations and cable systems serving the same area, but left the FCC rule in place. The 1996 Act also stipulates that the FCC should not consider the repeal of the statutory ban in any review of its applicable rules. The Company's ownership of The Dallas Morning News and WFAA, which are both located in the Dallas-Fort Worth area and serve the same market area, predates the adoption of the FCC's rules regarding cross-ownership, and the Company's ownership of The Dallas Morning News and WFAA has been "grandfathered" by the FCC.

    The FCC ownership rules affect the number, type and location of newspaper, broadcast and cable television properties that the Company might acquire in the future. For example, under current rules, the Company generally could not acquire any daily newspaper, broadcast or cable television properties in a market in which it now owns or has an interest deemed attributable under FCC rules in a television station, except that the FCC's rules and policies (as modified in the 1996 Act) provide that waivers of these restrictions would be available to permit the Company's acquisition of radio stations in any of the markets in which the Company currently owns television stations (other than Tulsa) or of "satellite" television stations located within a parent station's grade B service contour which rebroadcast all or most of the parent station's programming.

    The FCC has instituted proceedings looking toward possible relaxation of certain of its rules regulating television station ownership and changes in the standards used to determine what type of interests are considered to be attributable under its rules. In addition, the 1996 Act directs the FCC to (a) eliminate the restrictions on the number of television stations (nationwide) that a person or entity may directly or indirectly own, operate or control or have a cognizable interest in and raise the limitation on the aggregate audience reach of commonly owned stations from 25 percent to 35 percent of the total national audience, and (b) conduct a rule making proceeding to determine whether to modify its limitations on the number of television stations that one entity may own or have an interest in within the same television market.

    The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has eliminated its former rules which restricted network participation in program production and syndication. The FCC also recently eliminated the prime time access rule ("PTAR"), effective August 30, 1996. The PTAR currently limits the ability of some stations within the fifty largest television markets to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. The U.S. Supreme Court refused to review a lower court decision that upheld FCC action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts.

    The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The Commission is currently considering proposals for stricter children's programming requirements. Most significant among the FCC's suggested new rules is a requirement that broadcasters provide a specific hourly minimum amount of children's programming on a regular basis. Although the FCC has not yet proposed an explicit quantitative requirement, it has called for comment on various examples, such as a three to five hour-per-week minimum obligation.

    The FCC also has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems and requiring mid-license term review of television stations' equal employment opportunity practices. Certain provisions of the 1992 Cable Act, including the provisions respecting cable systems' carriage of local television stations, are the subject of pending judicial review proceedings. Moreover, the 1992 Cable Act was amended in certain important respects by the 1996 Act. Most notably, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's current video dial tone rules. These provisions, among others, foreshadow significant future involvement in the provision of video services by telephone companies.

    The FCC recently proposed the adoption of rules for implementing digital advanced television ("ATV") service in the United States. Implementation of digital ATV would improve the technical quality of television signals receivable by viewers and give television broadcasters the flexibility to provide new services, including high-definition television ("HDTV") simultaneously with multiple programs of standard definition television ("SDTV") and data transmission. Within the next few months, the FCC is expected to release two additional proposals that address, respectively, the ATV broadcasting standard and an ATV channel allotment and assignment plan. As currently proposed, each existing broadcaster would be loaned, for a finite transition period, a second channel on which to transmit ATV signals simultaneously with the current analog television broadcast. At the end of the transition, analog TV transmissions would cease and the ATV channels might be reassigned to a smaller segment of the broadcasting spectrum, and the vacated spectrum would be reallocated and auctioned for use by other radio services.

    Recent debates in Congress, however, call into question whether the transition to ATV will proceed as planned. Several senators favor giving the FCC the authority -- or even requiring the Commission -- to auction the second channels. Such authority or direction could be contained in budget legislation or a stand-alone spectrum law. The Company cannot predict the effect of existing and proposed federal regulations and policies on its broadcast business.

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

                                   EMPLOYEES

    As of December 31, 1995, the Company had 3,489 full-time employees. An additional 173 employees were added on January 1, 1996 following the Owensboro acquisition. Of the total workforce of 3,662, Belo has 234 employees, located principally at its Dallas, Texas; Seattle, Washington; and New Orleans, Louisiana television stations, that are represented by various employee unions. The Company believes its relations with all of its employees are good.

ITEM 2.  PROPERTIES

    The studios and offices of WFAA occupy Company-owned facilities in downtown Dallas. The station's transmitting tower and antennas, which are located in Cedar Hill, Texas, are jointly owned by the Company and the owner and operator of the Fox television affiliate in Dallas.

    KHOU operates from Company-owned facilities located in Houston. The station's transmitter and tower are located near DeWalt, Texas.

    KIRO operates from Company-owned facilities located in Seattle, Washington. This property also includes a production facility and other office space. The station's transmitting facility and tower are also located in Seattle.

    KXTV operates from Company-owned facilities located in Sacramento, California. The station's tower and transmitter building, which are located in Sacramento County, California, are owned by a joint venture between the Company and the owner and operator of the CBS television affiliate in West Sacramento. KXTV leases the transmitter site from the joint venture.

    WVEC operates from Company-owned facilities in Hampton and Norfolk, Virginia. The transmitting facility in Driver, Virginia includes a tower and antenna. WVEC also leases additional building space adjacent to the Company-owned facilities that is used by the marketing and business departments.

    WWL operates from Company-owned facilities in New Orleans, Louisiana. The transmitting facility and tower are located in Gretna, Louisiana. WWL also leases space in New Orleans, which is used as an additional broadcast studio.

    KOTV operates from Company-owned facilities located in Tulsa, Oklahoma. The station's transmitting system is located near Tulsa. The transmitter site and tower are owned by a joint venture between the Company and the owner and operator of the NBC television affiliate in Tulsa.

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

    The Bryan-College Station Eagle operates from Company-owned facilities in Bryan, Texas and the Owensboro Messenger-Inquirer's Company-owned facilities are in Owenbsoro, Kentucky.

    DFW Suburban Newspapers, Inc. and DFW Printing Company, Inc. operations are located at a Company-owned plant in Arlington, Texas. This facility is pledged as security for certain industrial revenue bonds issued in 1985. The Company also owns a small facility in Rockwall, Texas.

    The Company's corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices that are located in downtown Dallas in a portion of a 17-story office building owned by the Company.

    All of the foregoing operations utilize additional leasehold interests in their respective activities.

    The Company believes its properties are in good condition and well maintained, and that such properties are adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

    There are legal proceedings pending against the Company, including a number of actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the consolidated results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's authorized common equity consists of 150,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except that Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share; transferability of the Series B shares is limited to family members and affiliated entities of the holder; and Series B shares are convertible at any time on a one-for-one basis into Series A shares. Shares of the Company's Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. The Company has also issued certain Preferred Stock Purchase Rights that accompany the outstanding shares of the Company's Common Stock. On February 28, 1996, the Company's Board of Directors authorized the amendment and restatement of the Company's preferred share purchase rights plan which was originally adopted in 1986 and was scheduled to expire in March 1996. See Note 8 to the Consolidated Financial Statements.

    On June 9, 1995, the Company completed a two-for-one stock split in the form of a stock dividend whereby one additional share of Series A and Series B Common Stock was issued for each share of Series A and Series B Common Stock outstanding on May 19, 1995, the record date for the split. The effect of the stock split was to double the number of shares outstanding and reduce per share amounts by one-half. Total shareholders' equity and the proportionate ownership in the Company of individual shareholders was not affected by the stock split. All earnings and dividends per share, weighted average shares outstanding and share trading prices in this report have been restated to reflect the stock split.

     The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported by the New York Stock Exchange for the last two years.

               -------------------------------------------------------------------------------------
                                                                                            CASH
                                                                                         DIVIDENDS
                                               HIGH           LOW           CLOSE         DECLARED
               -------------------------------------------------------------------------------------
               1995
                        Fourth Quarter       $36 3/4         $32 1/2      $34 3/4          $.08
                        Third Quarter        $36 3/4         $29          $34 3/8          $.08
                        Second Quarter       $32 5/8         $28 3/16     $30 5/8          $.08
                        First Quarter        $30 1/4         $27 13/16    $29              $.075
               -------------------------------------------------------------------------------------
               1994
                        Fourth Quarter       $28 5/8         $23 3/4      $28 1/4          $.075
                        Third Quarter        $26 1/8         $21 11/16    $25 3/8          $.075
                        Second Quarter       $25 3/16        $21 9/16     $21 9/16         $.075
                        First Quarter        $27 1/2         $23 7/8      $24              $.075
               -------------------------------------------------------------------------------------

    Effective for the second quarter of 1996, the Company will increase its quarterly dividend to $.11 per share.

    On January 31, 1996, the closing price for the Company's Series A Common Stock, as reported on the New York Stock Exchange, was $35 3/4. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 684 and 549, respectively.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data of the Company for each of the five years in the period ending December 31, 1995. For a more complete understanding of this selected financial data, please see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, including the Notes thereto.

-------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                1995         1994         1993         1992        1991
-------------------------------------------------------------------------------------------------------------
Broadcasting revenues (A)                       $  322,642    $ 258,040   $  209,083   $  201,241   $ 181,848
Newspaper publishing revenues (B)                  409,099      369,366      335,651      314,701     249,737
Other (C)                                            3,602          719          101            -           -
-------------------------------------------------------------------------------------------------------------

Net operating revenues                          $  735,343    $ 628,125   $  544,835   $  515,942   $ 431,585
                                                =============================================================

Net earnings (D)                                $   66,576    $  68,867   $   51,077   $   37,170   $  12,392
                                                =============================================================

Per share amounts (E):
   Net earnings per common and
      common equivalent share                   $     1.68    $    1.70   $     1.26   $      .95   $     .32
   Cash dividends declared                      $     .315    $     .30   $      .28   $      .27   $     .26
-------------------------------------------------------------------------------------------------------------
Total assets                                    $1,154,022    $ 913,791   $  796,156   $  758,527   $ 746,384
Long-term debt                                  $  557,400    $ 330,400   $  277,400   $  302,151   $ 337,100
-------------------------------------------------------------------------------------------------------------

(A) Broadcasting revenues for 1995 include 11 months of KIRO, which was purchased by the Company on February 1, 1995. Broadcasting revenues for 1994 include seven months of WWL, which was purchased by the Company on June 1, 1994.
(B) In December 1991, the Company purchased substantially all of the operating assets of the Dallas Times Herald newspaper.
(C) Other includes revenues associated with the Company's television production subsidiary and programming distribution partnership. The Company sold its interest in the partnership in February 1996.
(D) Net earnings for 1993 include an increase of $6,599,000 (16 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(E) Per share amounts have been adjusted to reflect the two-for-one common stock split effected as a stock dividend on June 9, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is an owner and operator of seven network-affiliated television stations and an established newspaper publisher. The Company's television broadcast operations began in 1950 with the acquisition of WFAA in Dallas. In 1984, the Company expanded its broadcast operations through the acquisition of four television stations in Houston, Sacramento, Hampton-Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired television stations in New Orleans and Seattle, respectively. The Company's principal newspaper is The Dallas Morning News. In December 1995, the Company purchased a daily newspaper in Bryan-College Station, Texas. Comparability of year-to-year results and financial condition are affected by these acquisitions. In the first quarter of 1996, the Company acquired a daily newspaper in Owensboro, Kentucky and sold its interest in its programming distribution partnership, Maxam Entertainment.

    The Company depends on advertising as its principal source of revenues. As a result, the Company's operations are sensitive to changes in the economy, particularly in the Dallas-Fort Worth metropolitan area. The Company also derives revenues, to a much lesser extent, from the circulation revenue of its newspaper operations and from compensation paid by the networks to its television stations for broadcasting network programming.

                       CONSOLIDATED RESULTS OF OPERATIONS

1995 Compared to 1994

    The Company recorded 1995 net earnings of $66,576,000 or $1.68 per share, compared to $68,867,000 or $1.70 per share in 1994. Results for 1995 include a non-recurring charge for early retirement costs of $1,254,000 (2 cents per share) and a non-recurring gain of $2,406,000 ($1,564,000 after tax, or 4 cents per share) on the sale of the Company's remaining investment in Stauffer Communications, Inc. ("Stauffer") stock. Excluding these non-recurring items, 1995 adjusted net earnings were $1.66 per share. Net earnings for 1994 included the reversal of $631,000 of accrued music license fees (1 cent per share) and a net after-tax charge of $1,567,000 (4 cents per share) for the donation of Stauffer stock to a charitable foundation. The donation of Stauffer stock included a $9,271,000 gain on the write-up of the shares to fair market value, less a charge of $16,675,000 for the subsequent donation of the shares, and a related income tax benefit of $5,837,000. Excluding these non-recurring items, adjusted 1994 net earnings were $1.73 per share.

    Interest expense in 1995 was $29,987,000 compared to $16,112,000 in 1994. A significant portion of this increase resulted from the increase in average interest rates in 1995 to approximately 6.3 percent from 4.8 percent in 1994. Additionally, higher debt levels as a result of the two recent broadcast acquisitions (KIRO in Seattle, Washington in February 1995 for $162,500,000 and WWL in New Orleans, Louisiana in June 1994 for $110,000,000) contributed to the increase in 1995 interest expense. Other, net for 1995 included the gain on the sale of the Company's remaining investment in Stauffer stock while 1994 included the charge for the donation of Stauffer shares to a charitable foundation. The effective tax rate for 1995 of 40 percent is higher than the 1994 effective tax rate of 36.2 percent due to the tax benefit associated with the Stauffer stock donation in 1994.

1994 Compared to 1993

    The Company recorded 1994 net earnings of $68,867,000 or $1.70 per share, compared to $51,077,000 or $1.26 per share in 1993. Results for 1993 included a $6,599,000 increase (16 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109 in January 1993. This increase was partially offset in the third quarter, when the Company recorded a $2,249,000 (6 cents per share) adjustment to deferred taxes following an increase in the federal income tax rate. Earnings in 1993 also included a $5,822,000 (9 cents per share) non-recurring restructuring charge related primarily to the write-off of goodwill and a reduction in the carrying value of production assets associated with the Company's suburban newspaper operations. The Company also recorded a reversal of accrued music license fees in 1993 of $3,349,000 (5 cents per share). Excluding these items, adjusted net earnings for 1993 were $1.20 per share.

    Interest expense in 1994 was $16,112,000 compared to $15,015,000 in 1993. The increase from 1993 to 1994 was due primarily to higher debt levels associated with the purchase of the New Orleans station, offset by savings from lower interest rates. Average interest rates on total debt were 4.8 percent and 5.4 percent in 1994 and 1993, respectively. Other, net for 1994 included the net charge for the Stauffer transaction while 1993 included a gain on the sale of two parcels of non-operating real estate. The effective tax rate for 1994, including the tax benefit from the Stauffer stock donation, was 36.2 percent. The 1993 effective rate of 41.1 percent included the increase in deferred tax expense associated with the increase in the federal income tax rate, partially offset by the reversal of certain tax accruals due to other aspects of the tax legislation. Excluding these unusual items, the comparable effective tax rates for 1994 and 1993 were 38.9 percent and 39.5 percent, respectively.

                                  BROADCASTING

1995 Compared to 1994

    Broadcast revenues in 1995, which include 11 months of revenue for the Seattle station, were $322,642,000. These revenue totals represent an increase of 25 percent (3.3 percent on a same-station basis) over 1994 revenues of $258,040,000, which included seven months of revenue for the New Orleans station. The Company's television broadcast subsidiaries contributed 43.9 percent of total 1995 revenues compared to 41.1 percent in 1994.

    Revenues in all broadcast advertising categories, with the exception of political advertising, were higher during 1995 compared to 1994, both as reported and on a same-station basis. Political advertising revenues in 1994 were strong due to several active gubernatorial and senate races, while 1995 political activity was relatively slow. Local advertising revenues increased by 28.5 percent overall (6.8 percent on a same-station basis), primarily due to increases at the Dallas, Hampton-Norfolk and New Orleans stations. The Company's Sacramento station, which changed its network affiliation during 1995 and experienced a sizable shift from local to national advertising, showed a slight decline in local advertising revenues. Automobile advertising was a significant factor in the stations' local market gains. National advertising revenues increased in 1995 over 1994 as well, primarily during the first half of the year. However, the majority of the 20.6 percent increase in national advertising in 1995 was due to the addition of the Seattle station in February and a full-year effect of the New Orleans station. On a same-station basis, national revenues were up 2.1 percent year-to-year. The most significant increases in national advertising occurred at the Sacramento and Hampton-Norfolk stations, although all other Company stations demonstrated a slight increase in national advertising revenues as well. Network compensation payments increased in 1995 following the renegotiation of the Company's network affiliation contracts in the latter part of 1994.

    Broadcast earnings from operations were $83,921,000 in 1995 compared to $81,319,000 in 1994, an increase of 3.2 percent (2.7 percent on a same-station basis). Broadcast earnings from operations in 1995 included 11 months of the Seattle station's operations while 1994 results included seven months of the New Orleans station's operations. Operating margins in 1995 and 1994 were 26 percent and 31.5 percent, respectively. On a same-station basis, margins in 1995 and 1994 were 32.1 percent and 32.3 percent, respectively. Higher 1995 operating costs and lower margins were due in part to significant increases in news and programming costs as the Seattle station began developing a new format when its affiliation changed from CBS to UPN. Salaries, wages and employee benefits increased 35.7 percent over 1994 due to the addition of the Seattle station and the full-year effect of the New Orleans station. On a same-station basis, these costs increased 4.7 percent due to merit increases and more employees. Other production, distribution and operating costs for 1995 increased only marginally over 1994 on a same-station basis. Depreciation and amortization expenses increased in 1995 due to the broadcast acquisitions in mid-1994 and early 1995.

1994 Compared to 1993

    Broadcast revenues in 1994, which included seven months of revenue for the New Orleans station were $258,040,000, an increase of 23.4 percent over 1993 revenues of $209,083,000. The Company's television broadcast subsidiaries contributed 41.1 percent of total 1994 revenues compared to 38.4 percent in 1993.

    Each station contributed to the increase in revenues during 1994 with improvement in every revenue category. Local advertising revenues, which improved 25.5 percent overall (12.7 percent on a same-station basis), were up most significantly at the Dallas, Houston and Tulsa stations. Automobile advertising was a significant factor in each of the stations' local market gains in 1994. National revenues benefited from the broadcast of the 1994 Winter Olympics on the Company's CBS-affiliated stations, but were offset somewhat by revenue losses associated with the baseball strike and the move of NFL Football from CBS to the Fox network. Political revenues were up considerably in 1994 due to active gubernatorial and senate races in several states. Network compensation increases from the renegotiation of the Company's network affiliation agreements began in the third quarter of 1994.

    Broadcast earnings from operations were $81,319,000 in 1994 compared to $63,317,000 in 1993. Broadcast earnings from operations in 1994 included seven months of the New Orleans station's operations. Also included in broadcast earnings from operations in 1994 and 1993 were increases in earnings of $631,000 and $3,349,000, respectively, for the reversal of certain music license fee accruals from previous years. Excluding the music license fee adjustments, broadcast earnings from operations for 1994 and 1993 were $80,688,000 and $59,968,000, respectively. The increase was due to revenue improvements, partially offset by higher operating costs. Salaries, wages and employee benefits were higher in 1994 due to increases in sales commissions, more employees, merit increases, higher performance-based bonuses and an increase in benefit costs. Other production, distribution and operating costs were higher in 1994 than in 1993 (excluding the music license fee adjustments) due primarily to increased contract rates for several syndicated program packages and costs to produce a new local morning show and weekly news show at the Dallas station. Advertising and promotion costs, as well as repair and maintenance expenses, were also higher in 1994. These increases were slightly offset by lower bad debt and outside services expense. Depreciation and amortization expenses increased as a result of the acquisition of the New Orleans station.

                              NEWSPAPER PUBLISHING

1995 Compared to 1994

    In 1995, newspaper publishing revenues represented 55.6 percent of total revenues, compared to 58.8 percent in 1994. Although publishing revenues increased 10.8 percent in 1995 from 1994, they decreased as a percent of total revenues due to broadcast acquisitions. Advertising revenues account for approximately 88 percent of publishing revenues, while circulation revenues represent approximately 10 percent. Other publishing revenues, primarily commercial printing, contribute the remainder.

    Newspaper advertising volume for The Dallas Morning News, the Company's principal newspaper, is measured in column inches. Volume for the last three years was as follows:

                                                                 Years Ended December 31,
                   ------------------------------------------------------------------------
                   In thousands                      1995             1994             1993
                   ------------------------------------------------------------------------
                   Full-run ROP inches (1):
                            Classified              2,125            2,189            2,069
                            Retail                  1,429            1,524            1,661
                            General                   254              271              262
                   ------------------------------------------------------------------------
                                Total               3,808            3,984            3,992
                   ------------------------------------------------------------------------

         (1) Full-run ROP inches refers to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.

    Revenues from newspaper publishing in 1995 were $409,099,000, an increase of 10.8 percent over 1994 revenues of $369,366,000. Due to dramatically higher newsprint prices in 1995, a series of advertising rate increases were put into effect during the year at The Dallas Morning News. These rate increases resulted in higher revenues in the three major advertising categories despite the volume declines that resulted from the higher rates. Classified advertising linage was down 2.9 percent from 1994 while revenues were up 18.6 percent. Retail advertising revenues increased 4.2 percent due to higher rates, while volumes were lower by 6.2 percent. General advertising revenues improved 7.9 percent, although auto and bank advertising volumes decreased significantly, contributing to the overall 6.3 percent decline in linage. Preprint revenues increased 9.3 percent in 1995 from 1994 due to increased activity from electronics retailers. The Dallas Morning News' circulation revenues increased 8.8 percent over 1994 due to an increase in daily single copy prices and the full-year effect of 1994 increases in home delivery and Sunday single copy prices. Circulation volume increased slightly in 1995 over 1994.

    Despite significant increases in newsprint prices, newspaper publishing earnings from operations for 1995 were $69,999,000, up 5.2 percent over 1994 earnings of $66,568,000. Operating margins were 17.1 percent in 1995 compared to 18 percent in 1994. Revenue increases were partially offset by total operating costs that were 12 percent higher than 1994. Newsprint, ink and other supplies expense in 1995 increased 29.2 percent over last year. Driving this increase were market-wide newsprint price increases. The average cost per ton in 1995 at The Dallas Morning News increased 44.2 percent over 1994. A reduction in tons used during 1995 helped offset the effect of these price increases to some extent. Reductions in newsprint usage came as a result of better waste control, fewer news columns, lower ad linage and promotional space and the elimination of a marginally profitable Sunday magazine. All other cost categories for the newspaper publishing segment increased only slightly due to efforts to control costs to offset the effect of the newsprint price increases.

    The Company expects 1996 newsprint, ink and other supplies expense to increase over 1995, due to the full-year effect of the 1995 newsprint price increases. The Company anticipates that the higher expense will be offset by advertising rate increases implemented in the second half of 1995 and at the beginning of 1996. The Company cannot predict at this time the effect of proposed newsprint price increases for 1996.

1994 Compared to 1993

    Revenues from newspaper publishing in 1994 were $369,366,000, an increase of 10 percent over 1993 revenues of $335,651,000. Classified and general advertising revenues at The Dallas Morning News contributed the majority of the increase in year-to-year revenue gains. Linage in these two categories increased 5.8 percent and 3.3 percent, respectively, which, combined with rate increases, resulted in an increase in classified and general advertising revenues of $27,580,000. Strong demand for employment advertising and a strong automotive market accounted for the improvement in classified linage. The telecommunications industry was a significant component of the general advertising increase. Retail ROP revenues for 1994 decreased slightly when compared to 1993 due to volume declines of 8.3 percent, offset by a rate increase. The retail volume declines were primarily attributable to a shift by certain department stores to preprints, revenues from which increased 15.6 percent over 1993. Circulation revenues in 1994 were up 2.1 percent from 1993 despite a slight decrease in the Sunday average circulation due to price increases in April and July.


    Newspaper publishing earnings from operations in 1994 were $66,568,000 compared to $44,293,000 in 1993. Earnings from operations in 1993 included the $5,822,000 restructuring charge related to the Company's suburban newspaper operations. Excluding this one-time charge, comparable 1993 earnings from operations were $50,115,000. The 32.8 percent increase in 1994 from adjusted 1993 earnings from operations was due to the revenue increase, partially offset by a 6 percent increase in operating expenses. Salaries, wages and employee benefits increased in 1994 due to more employees, merit increases, higher performance-based bonuses and an increase in related benefit costs. Other production, distribution and operating costs were also higher due to increased distribution and outside solicitation expenses associated with circulation efforts and higher advertising and promotion expense. Rack conversion costs to accommodate a Sunday single copy price increase also contributed to higher 1994 expense. Depreciation expense increased due to a full year's depreciation of The Dallas Morning News' North Plant expansion project that was completed in late 1993. Newsprint expense was only slightly higher in 1994 compared to 1993. The increase was primarily due to slightly higher consumption, which was offset somewhat by lower average prices.

                        LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations is the Company's primary source of liquidity. During 1995, net cash provided by operations was $96,601,000, compared to $138,785,000 in 1994. The decrease was due primarily to changes in working capital. One of the most significant working capital changes was in the value of on-hand inventory at the end of 1995, due to both higher newsprint tonnage in inventory and substantially higher prices. The timing of accounts payable and income tax payments also contributed significantly to the decrease in 1995 net cash provided by operations. Net cash provided by operations was sufficient to fund capital expenditures, common stock dividends and a portion of current year stock repurchases.

    On February 1, 1995, the Company acquired KIRO in Seattle, Washington. The purchase price was $162,500,000 in cash, plus transaction costs. KIRO was purchased using funds from the Company's revolving credit agreement described below. On December 26, 1995, the Company again used the revolving credit agreement to complete the acquisition of the Bryan-College Station Eagle. On January 1, 1996, the Company acquired the Owensboro Messenger-Inquirer by issuing notes payable to the seller. These notes are due in various installments over the next four years.

    At December 31, 1995, the Company had access to an $800,000,000 variable rate revolving credit agreement, on which borrowings at that time were $480,000,000. The agreement expires and the debt thereunder matures on July 28, 2000 with an extension to July 28, 2001 at the request of the Company and with the consent of the participating banks. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are classified as long-term. At December 31, 1995, $71,000,000 in short-term notes were outstanding. Total debt outstanding increased by $227,000,000 from December 31, 1994, primarily due to acquisitions and share repurchases.

    Because substantially all of the Company's outstanding debt is currently at floating interest rates, the Company is subject to interest rate volatility. Weighted average interest rates at the end of 1995 were approximately 6.1 percent.

    During 1995, the Company spent $63,400,000 to repurchase treasury stock at an average price of $31.28 per share. The Company has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually, and the Company has authority to purchase an additional 3,591,200 shares under another Board authorization.

    At December 31, 1995, the Company's ratio of long-term debt to total capitalization was 58.9 percent, compared to 46.3 percent at the end of 1994. The change during 1995 was due to additional borrowings to finance acquisitions and the effect on debt and shareholders' equity of the share repurchases.

    Capital expenditures in 1995 were $40,830,000. Capital projects included additional production equipment and major building renovations at The Dallas Morning News, the completion of a building and studio remodeling project at the Company's Houston station and the purchase of broadcast equipment for other stations. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement. Total capital expenditures in 1996 are expected to be approximately $45,000,000 and relate primarily to additional newspaper publishing equipment, the renovation of certain operating facilities and the
purchase of certain broadcast equipment.   As of December 31, 1995, required
future payments for capital expenditures in 1996 were $7,881,000.

    The Company paid dividends of $12,279,000 or 31 1/2 cents per share on Series A and Series B Common Stock outstanding during 1995 compared to
$11,984,000 or 30 cents per share in 1994.   The Company expects to pay higher
dividends in 1996 due to an increase in the quarterly dividend rate beginning in the second quarter of 1996 and an increase in shares outstanding upon consummation of an equity offering discussed below.

    The Company believes its current financial condition and credit relationships are adequate to fund current obligations and near-term growth. The Company has filed a registration statement relating to a public offering of 5,000,000 shares of Series A Common Stock. It is expected that the net proceeds from the offering will be used to repay existing debt to provide liquidity for general corporate purposes, including possible future acquisitions.

                                 OTHER MATTERS

    In early 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act"), the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The Company cannot predict the effect on its business of the 1996 Act or of proposed or possible future legislation, regulations and policies. During the debate prior to the passage of the 1996 Act, Congress considered whether to grant the FCC authority to auction the second channels necessary for the implementation of digital advanced television. The 1996 Act did not grant the FCC such authority, but such authority could be contained in future budget legislation or in a stand-alone spectrum law. See "Regulation of Television Broadcasting".

                            NEW ACCOUNTING STANDARD

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 will be effective beginning in 1996. Management does not anticipate that the adoption of SFAS No. 121 will have any effect on the consolidated financial position of the Company.

                                   INFLATION

    The net effect of inflation on the Company's revenues and earnings from operations has not been material in the last few years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, together with the report of independent auditors, are included elsewhere in this document. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related notes, or because such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders," "Executive Officers of the Company" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the heading "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the headings "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 1996, is incorporated herein by reference.

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

    (3)  Exhibits

         Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by A.H. Belo Corporation with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601 (b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.

       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------
         3.1 * Certificate of Incorporation of the Company (Exhibit 3.1 to the
               Company's Annual Report on Form 10-K dated March 19, 1992 (the
               "1991 Form 10-K"))

         3.2 * Certificate of Correction to Certificate of Incorporation dated
               May 13, 1987 (Exhibit 3.2 to the Company's Annual Report on Form
               10-K dated March 18, 1993 (the "1992 Form 10-K"))

         3.3 * Certificate of Designation of Series A Junior Participating
               Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1991 Form 10-K)

         3.4 * Certificate of Amendment of Certificate of Incorporation of the
               Company dated May 4, 1988 (Exhibit 3.4 to the 1992 Form 10-K)

         3.5 Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995

         3.6 * Amended Certificate of Designation of Series A Junior
               Participating Preferred Stock of the Company dated May 4, 1988
               (Exhibit 3.5 to the 1992 Form 10-K)

         3.7 * Certificate of Designation of Series B Common Stock of the
               Company dated May 4, 1988 (Exhibit 3.6 to the 1992 Form 10-K)

         3.8 * Bylaws of the Company, effective February 22, 1995 (Exhibit 3.7 to the Company's Annual Report on Form 10-K dated March 8, 1995
               (the "1994 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above

         4.2 * Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the 1992 Form
               10-K)

         4.3 * Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the Company's
               Annual Report on Form 10-K dated March 20, 1989)

         4.4   Form of Rights Agreement as Amended and Restated, as of February
               28, 1996 between the Company and Chemical Mellon Shareholder
               Services, L.L.C., a New York banking corporation

         10.1  Contracts relating to television broadcasting:

               (1)  Form of Agreement for Affiliation between WFAA-TV in
                    Dallas, Texas and ABC

               (2)  Form of Agreement for Affiliation between KXTV in
                    Sacramento, California and ABC

               (3) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS

               (4)  Contract for Affiliation between WWL-TV in New Orleans,
                    Louisiana and CBS

       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------
         10.2  Financing agreements:

             * (1)  Loan Agreement dated October 1, 1985, between City of
                    Arlington Industrial Development Corporation and
                    Dallas-Fort Worth Suburban Newspapers, Inc. (Exhibit
                    10.5(2) to the 1991 Form 10-K)

             * (2)  Letter of Credit and Reimbursement Agreement dated as of
                    June 2, 1987, between Dallas-Fort Worth Suburban
                    Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of Arlington Industrial
                    Development Corporation Industrial Development Revenue
                    Bonds (Exhibit 10.5(3) to the 1991 Form 10-K)

             * (3)  Credit Agreement dated as of August 5, 1994 among the
                    Company and Citicorp Securities, Inc., as Syndication
                    Agent, The First National Bank of Chicago, as
                    Administrative Agent, Texas Commerce Bank National
                    Association, as Documentation Agent and The Banks Listed
                    Therein, as Lenders (Exhibit 10.4(1) to the Second Quarter
                    1994 Form 10-Q)

             * (4)  First Amendment to Credit Agreement dated as of July 28,
                    1995 (Exhibit 10.4(1) to the Company's Quarterly Report on
                    Form 10-Q for the quarterly period ended June 30, 1995)

             * (5) Amendment and Waiver Agreement dated as of August 5, 1994, by and between the Company and The Sanwa Bank, Limited, Dallas Agency (Exhibit 10.4(4) to the 1994 Form 10-K)

         10.3  Compensatory plans:

             *~(1)  Management Security Plan (Exhibit 10.4(1) to the 1991 Form
                    10-K)

             *~(2)  1986 Long-Term Incentive Plan (Exhibit 10.4(7) to the 1991
                    Form 10-K)

             *~(3)  Amendment No. 1 to 1986 Long-Term Incentive Plan (Exhibit
                    10.4(8) to the 1991 Form 10-K)

             *~(4)  Amendment No. 2 to 1986 Long-Term Incentive Plan (Exhibit
                    10.3(9) to the 1992 Form 10-K)

             *~(5)  Amendment No. 3 to 1986 Long-Term Incentive Plan (Exhibit
                    10.3(10) to the 1993 Form 10-K)

             *~(6)  Amendment No. 4 to 1986 Long-Term Incentive Plan (Exhibit
                    10.3(11) to the 1993 Form 10-K)

             *~(7)  Amendment No. 5 to 1986 Long-Term Incentive Plan (Exhibit
                    10.3(12) to the 1993 Form 10-K)

             *~(8)  Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit
                    10.3(13) to the 1992 Form 10-K)

              ~(9)  Amendment No. 7 to 1986 Long-Term Incentive Plan

              ~(10) The A. H. Belo Corporation Employee Savings and
                    Investment Plan Amended and Restated February 2, 1996

              ~(11) The G. B. Dealey Retirement Pension Plan (as Amended
                    and Restated Generally Effective January 1, 1989)

             *~(12) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A.
                    (Exhibit 10.3(26) to the 1993 Form 10-K)

            EXHIBIT
            NUMBER                         DESCRIPTION
            -------                        -----------
             *~(13) A. H. Belo Corporation Supplemental Executive Retirement
                    Plan (Exhibit 10.3(27) to the 1993 Form 10-K)

             *~(14) Trust Agreement dated February 28, 1994, between the
                    Company and Mellon Bank, N. A. (Exhibit 10.3(28) to the
                    1993 Form 10-K)

              ~(15) Summary of A. H. Belo Corporation Executive Compensation
                    Plan

              ~(16) A. H. Belo Corporation 1995 Executive Compensation Plan

              ~(17) A. H. Belo Corporation Employee Thrift Plan, effective
                    January 1, 1995

              ~(18) First Amendment to A.H. Belo Corporation Employee Thrift
                    Plan

              ~(19) Second Amendment to A. H. Belo Corporation Employee Thrift
                    Plan

              ~(20) Master Defined Contribution Trust Agreement by and between
                    A. H. Belo Corporation and Mellon Bank, N.A.

              ~(21) First Amendment to Master Defined Contribution Trust
                    Agreement

              ~(22) Second Amendment to Master Defined Contribution Trust
                    Agreement

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


                                        A. H. BELO CORPORATION


                                        By:  /s/ Robert W. Decherd
                                           -----------------------------------
                                            Robert W. Decherd
                                            Chairman of the Board, President
                                               & Chief Executive Officer

                                        Dated:  February 28, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             SIGNATURE                                     TITLE                              DATE
             ---------                                     -----                              ----
/s/ Robert W. Decherd                           Chairman of the Board, President        February 28, 1996
----------------------------------              & Chief Executive Officer
Robert W. Decherd


/s/ Ward L. Huey, Jr.                           Vice Chairman of the                    February 28, 1996
----------------------------------              Board and President,
Ward L. Huey, Jr.                               Broadcast Division


/s/ Burl Osborne                                Director, President, Publishing         February 28, 1996
----------------------------------              Division and Publisher and Editor,
Burl Osborne                                    The Dallas Morning News


/s/ John W. Bassett, Jr                         Director                                February 28, 1996
----------------------------------
John W. Bassett, Jr.


/s/ Judith L. Craven, M.D., M.P.H.              Director                                February 28, 1996
----------------------------------
Judith L. Craven, M.D., M.P.H.


/s/ Roger A. Enrico                             Director                                February 28, 1996
----------------------------------
Roger A. Enrico


/s/ Dealey D. Herndon                           Director                                February 28, 1996
----------------------------------
Dealey D. Herndon


/s/ Lester A. Levy                              Director                                February 28, 1996
----------------------------------
Lester A. Levy


/s/ Arturo Madrid, Ph.D.                        Director                                February 28, 1996
----------------------------------
Arturo Madrid, Ph.D.

             SIGNATURE                                     TITLE                              DATE
             ---------                                     -----                              ----
/s/ James M. Moroney, Jr.                       Director and Former                     February 28, 1996
----------------------------------              Chairman of the Board
James M. Moroney, Jr.


/s/ Hugh G. Robinson                            Director                                February 28, 1996
----------------------------------
Hugh G. Robinson


/s/ William T. Solomon                          Director                                February 28, 1996
----------------------------------
William T. Solomon


/s/ Thomas B. Walker, Jr.                       Director                                February 28, 1996
----------------------------------
Thomas B. Walker, Jr.


/s/ J. McDonald Williams                        Director                                February 28, 1996
----------------------------------
J. McDonald Williams


/s/ Michael D. Perry                            Senior Vice President and               February 28, 1996
----------------------------------              Chief Financial Officer
Michael D. Perry


/s/ Dunia A. Shive                              Vice President/Finance                  February 28, 1996
----------------------------------
Dunia A. Shive

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                        /S/ERNST & YOUNG LLP



Dallas, Texas
January 24, 1996

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. BELO CORPORATION AND SUBSIDIARIES

                                                                              Years ended December 31,
============================================================================================================
In thousands, except per share amounts                                    1995            1994        1993
------------------------------------------------------------------------------------------------------------
 NET OPERATING REVENUES

    Broadcasting (Note 2)                                             $322,642       $ 258,040      $209,083
    Newspaper publishing                                               409,099         369,366       335,651
    Other                                                                3,602             719           101
------------------------------------------------------------------------------------------------------------
         Total net operating revenues                                  735,343         628,125       544,835
------------------------------------------------------------------------------------------------------------

 OPERATING COSTS AND EXPENSES

    Salaries, wages and employee benefits (Notes 5 and 6)              204,833         178,264       161,170
    Other production, distribution and operating costs (Note 7)        196,506         166,187       145,310
    Newsprint, ink and other  supplies                                 137,994         106,270       105,395
    Depreciation                                                        42,270          32,854        25,281
    Amortization                                                        17,177          13,551        12,383
    Restructuring charge (Note 9)                                            -               -         5,822
------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses                            598,780         497,126       455,361
------------------------------------------------------------------------------------------------------------
             Earnings from operations                                  136,563         130,999        89,474
------------------------------------------------------------------------------------------------------------

 OTHER INCOME AND EXPENSE

    Interest expense (Note 3)                                          (29,987)        (16,112)      (15,015)
    Other, net (Note 10)                                                 4,438          (6,990)        1,119
------------------------------------------------------------------------------------------------------------
         Total other income and expense                                (25,549)        (23,102)      (13,896)
------------------------------------------------------------------------------------------------------------

 EARNINGS

    Earnings before income taxes and cumulative
       effect of change in accounting                                  111,014         107,897        75,578
    Income taxes (Note 4)                                               44,438          39,030        31,100
------------------------------------------------------------------------------------------------------------
    Earnings before cumulative effect of change in accounting           66,576          68,867        44,478
    Cumulative effect of change in accounting for
       income taxes (Note 4)                                                 -               -         6,599
------------------------------------------------------------------------------------------------------------
    Net earnings                                                      $ 66,576       $  68,867      $ 51,077
                                                                      ======================================

 EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings before cumulative effect of change in accounting         $   1.68       $    1.70      $   1.10
    Cumulative effect of change in accounting                         $      -       $      -       $    .16
    Net earnings                                                      $   1.68       $    1.70      $   1.26
                                                                      ======================================

 Weighted average common and common equivalent
    shares outstanding                                                  39,646          40,446        40,408
                                                                      ======================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
A. H. BELO CORPORATION AND SUBSIDIARIES

 ASSETS                                                                                      December 31,
-------------------------------------------------------------------------------------------------------------
In thousands                                                                              1995           1994
-------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                              $    12,846     $    9,294
  Accounts receivable (net of allowance of
     $4,164 and $3,959 in 1995 and 1994, respectively)                                 120,541         99,825
  Inventories                                                                           20,336          9,439
  Deferred income taxes (Note 4)                                                         5,223          7,641
  Other current assets                                                                   6,360          4,138

-------------------------------------------------------------------------------------------------------------
    Total current assets                                                               165,306        130,337
-------------------------------------------------------------------------------------------------------------


Property, plant and equipment, at cost:
  Land                                                                                  26,708         19,803
  Buildings                                                                            155,877        126,632
  Broadcast equipment                                                                  159,909        118,816
  Newspaper publishing equipment                                                       210,362        188,006
  Other                                                                                 51,156         40,369
  Advance payments on plant and equipment
     expenditures (Note 7)                                                               6,479         28,352
-------------------------------------------------------------------------------------------------------------

    Total property, plant and equipment                                                610,491        521,978
  Less accumulated depreciation                                                        248,650        209,824
-------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                                 361,841        312,154
-------------------------------------------------------------------------------------------------------------

Intangible assets, net (Note 2)                                                        571,060        422,217
Other assets, at cost (Note 5)                                                          55,815         49,083

-------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $1,154,022       $913,791
-------------------------------------------------------------------------------------------------------------

A. H. BELO CORPORATION AND SUBSIDIARIES

 LIABILITIES AND SHAREHOLDERS' EQUITY                                                     December 31,
----------------------------------------------------------------------------------------------------------------
In thousands, except share data                                                       1995            1994
----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                              $      28,569       $  27,308
  Accrued compensation and benefits                                                    24,773          26,170
  Advance subscription payments                                                         9,392           7,935
  Other accrued expenses                                                                7,483           5,203
  Income taxes payable (Note 4)                                                         4,836          10,074
  Property taxes payable                                                                4,214           3,909
  Accrued interest payable                                                              2,401           3,138
----------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                          81,668          83,737
----------------------------------------------------------------------------------------------------------------
Long-term debt (Note 3)                                                               557,400         330,400
Deferred income taxes (Note 4)                                                        114,729         110,324
Other liabilities                                                                      11,761           6,795

Commitments and contingent liabilities (Note 7)

Shareholders' equity (Notes 6 and 8):
  Preferred stock, $1.00 par value.  Authorized
    5,000,000 shares; none issued.

  Common stock, $1.67 par value.  Authorized
    150,000,000 shares;
    Series A:  Issued 28,961,753 and 14,238,888  shares
      at December 31, 1995 and 1994, respectively;                                     48,366          23,779
    Series B:  Issued 9,280,179 and 5,621,988 shares
      at December 31, 1995 and 1994, respectively.                                     15,498           9,389
  Additional paid-in capital                                                           97,930         124,431
  Retained earnings                                                                   230,203         230,959
----------------------------------------------------------------------------------------------------------------

      Total                                                                           391,997         388,558

  Less deferred compensation -- restricted shares                                       3,533           6,023
----------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                        388,464         382,535
----------------------------------------------------------------------------------------------------------------


      Total liabilities and shareholders' equity                                   $1,154,022        $913,791
----------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
A. H. BELO CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------------
In thousands, except share and per share amounts                           Three years ended December 31, 1995
--------------------------------------------------------------------------------------------------------------
                                                       COMMON STOCK
                                                                                  Additional
                                             Shares       Shares                    Paid-in        Retained
                                            Series A     Series B      Amount       Capital        Earnings
--------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1992              13,433,969     6,157,489      $32,718      $94,005        $161,297

  Exercise of stock options                   505,295        87,326          990       16,252
  Restricted shares awarded                    37,192                         62        1,830
  Change in restricted share valuation                                                    746
  Amortization of restricted
         shares
  Forfeiture of restricted shares             (10,990)                       (18)        (450)
  Tax benefit from long-term
         incentive plan                                                                 4,068
  Net earnings                                                                                         51,077
  Cash dividends declared
         ($.28 per share)                                                                             (11,128)
  Conversion of Series B
         to Series A                          501,716      (501,716)
--------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER  31, 1993             14,467,182     5,743,099      $33,752     $116,451        $201,246
  Exercise of stock options                   234,545        12,500          412        7,240
  Restricted shares awarded                    48,360                         81        2,576
  Change in restricted share valuation                                                    188
  Amortization of restricted
         shares
  Forfeiture of restricted shares                (810)                        (1)         (25)
  Tax benefit from long-term
         incentive plan                                                                 1,828
  Purchase of treasury stock
  Retirement of treasury stock               (644,000)                    (1,076)      (3,827)        (27,170)
  Net earnings                                                                                         68,867
  Cash dividends declared
         ($.30 per share)                                                                             (11,984)
  Conversion of Series B
         to Series A                          133,611      (133,611)
--------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1994              14,238,888     5,621,988      $33,168     $124,431        $230,959

  Exercise of stock options                   405,448        18,590          708        8,674
  Amortization of restricted
         shares
  Forfeiture of restricted shares             (27,905)                       (48)        (917)
  Change in restricted share valuation                                                    698
  Tax benefit from long-term
         incentive plan                                                                 3,427
  Two-for-one stock split                  15,137,977     4,709,794       33,146      (32,618)
  Purchase of treasury stock
  Retirement of treasury stock             (1,862,848)                    (3,110)      (5,765)        (55,053)
  Net earnings                                                                                         66,576
  Cash dividends declared
         ($.315 per share)                                                                            (12,279)
  Conversion of Series B
         to Series A                        1,070,193    (1,070,193)
--------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1995              28,961,753     9,280,179      $63,864      $97,930        $230,203
--------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
In thousands, except share and per share amounts            Three years ended December 31, 1995
-----------------------------------------------------------------------------------------------
                                          TREASURY STOCK              Deferred
                                                                    Compensation-
                                              Shares                 Restricted
                                             Series A      Amount      Shares         Total
-----------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1992                         - $          -     $(6,778)      $281,242

  Exercise of stock options                                                              17,242
  Restricted shares awarded                                               (1,892)             -
  Change in restricted share valuation                                      (746)             -
  Amortization of restricted
         shares                                                            3,781          3,781
  Forfeiture of restricted shares                                            285           (183)
  Tax benefit from long-term
         incentive plan                                                                   4,068
  Net earnings                                                                           51,077
  Cash dividends declared
         ($.28 per share)                                                               (11,128)
  Conversion of Series B
         to Series A                                                                          -
-----------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER  31, 1993                        -  $         -     $(5,350)      $346,099
  Exercise of stock options                                                               7,652
  Restricted shares awarded                                               (2,657)             -
  Change in restricted share valuation                                      (188)             -
  Amortization of restricted
         shares                                                            2,166          2,166
  Forfeiture of restricted shares                                              6            (20)
  Tax benefit from long-term
         incentive plan                                                                   1,828
  Purchase of treasury stock                   (644,000)     (32,073)                   (32,073)
  Retirement of treasury stock                  644,000       32,073                          -
  Net earnings                                                                           68,867
  Cash dividends declared
         ($.30 per share)                                                               (11,984)
  Conversion of Series B
         to Series A                                                                          -
-----------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1994                         -   $        -     $(6,023)      $382,535

  Exercise of stock options                                                               9,382
  Amortization of restricted
         shares                                                            2,718          2,718
  Forfeiture of restricted shares                                            470           (495)
  Change in restricted share valuation                                      (698)             -
  Tax benefit from long-term
         incentive plan                                                                   3,427
  Two-for-one stock split                      (316,000)        (528)                         -
  Purchase of treasury stock                 (1,546,848)     (63,400)                   (63,400)
  Retirement of treasury stock                1,862,848       63,928                          -
  Net earnings                                                                           66,576
  Cash dividends declared
         ($.315 per share)                                                              (12,279)
  Conversion of Series B
         to Series A                                                                          -
-----------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1995                         -  $         -     $(3,533)      $388,464
-----------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. BELO CORPORATION AND SUBSIDIARIES

CASH PROVIDED (USED)                                                             Years ended December 31,
==============================================================================================================
In thousands                                                                1995            1994         1993
--------------------------------------------------------------------------------------------------------------
 OPERATIONS
  Net earnings                                                           $66,576        $68,867    $   51,077
  Adjustments to reconcile net earnings to net cash
    provided by operations:
      Depreciation and amortization                                       59,447         46,405        37,664
      Deferred income taxes                                                6,823          1,428        10,969
      Non-cash adjustments and allowances                                    205          1,842           209
      Cumulative effect of change in accounting (Note 4)                       -              -        (6,599)
      Restructuring charge (Note 9)                                            -              -         5,822
      Other, net                                                          (4,012)         1,549         1,262
      Net change in current assets and liabilities:
         Accounts receivable                                             (19,732)       (20,067)       (5,211)
         Inventories and other current assets                            (12,918)         8,234        (6,685)
         Accounts payable                                                  1,270         10,187        (1,338)
         Accrued compensation and benefits                                (2,043)         5,554         2,466
         Other accrued liabilities                                         3,533         (2,815)       (5,518)
         Income taxes payable                                             (1,811)        16,682         4,362
         Accrued interest payable                                           (737)           919        (3,662)
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                    96,601        138,785        84,818
--------------------------------------------------------------------------------------------------------------

 INVESTMENTS
  Capital expenditures                                                   (40,830)       (47,371)      (62,130)
  Acquisitions (Note 2)                                                 (217,428)      (110,058)            -
  Asset dispositions                                                       4,506          2,400         2,458
--------------------------------------------------------------------------------------------------------------
       Net cash used for investments                                    (253,752)      (155,029)      (59,672)
--------------------------------------------------------------------------------------------------------------

 FINANCING
  Borrowings for acquisitions                                            216,934        110,000             -
  Net proceeds from (payments on) debt                                    10,066        (57,000)      175,000
  Repayment of long-term notes                                                 -              -      (200,000)
  Payments of dividends on stock                                         (12,279)       (11,984)      (11,128)
  Net proceeds from exercise of stock options                              9,382          7,652        17,242
  Purchase of treasury stock                                             (63,400)       (32,073)           -
--------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing                         160,703         16,595       (18,886)
--------------------------------------------------------------------------------------------------------------

           Net increase in cash and
              temporary cash investments                                   3,552            351         6,260
--------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of year                   9,294          8,943         2,683

Cash and temporary cash investments at end of year                       $12,846      $   9,294        $8,943
--------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURES (Note 11)
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

C) Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimation of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $5,888,000, $4,506,000 and $4,617,000 in 1995, 1994 and 1993,
         respectively. Accounts written off during these years were $5,683,000, $4,231,000 and $4,408,000, respectively.

D) Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

E) Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

                   ------------------------------------------------------------
                                                                     ESTIMATED
                                                                  USEFUL LIVES
                   ------------------------------------------------------------
                   Buildings and improvements                       5-20 years
                   Newspaper publishing equipment                   5-20 years
                   Broadcast equipment                              7-15 years
                   Other                                            3-10 years
                   ------------------------------------------------------------

F) Intangible Assets, Net Intangible assets, net consists of excess cost over values assigned to tangible assets of purchased subsidiaries and is amortized primarily on a straight-line basis over 40 years. At December 31, 1995 and 1994, approximately $27,683,000 and $18,949,000, respectively, of intangible assets, net is attributable to subscriber lists associated with certain newspaper transactions. These assets are carried at their appraised values and are amortized on a straight-line basis over estimated useful lives of 18 years. The carrying value of intangible assets is periodically reviewed to determine whether impairment exists. In 1993, the Company determined that excess cost associated with its suburban newspaper operations was not recoverable. (See Note 9). Accumulated amortization of intangible assets was $143,503,000 and $126,326,000 at December 31, 1995 and
         1994, respectively.

G) Stock options Stock options granted to employees are accounted for using the intrinsic value of the options granted. Because it is the Company's policy to grant stock options at market price on the date of the grant, the intrinsic value is zero and therefore, no compensation expense is recorded.

H) Earnings Per Common and Common Equivalent Share Earnings per common and common equivalent share are based on the weighted average number of shares outstanding during the period, including common equivalent shares representing dilutive stock options. Earnings per share and certain other share amounts have been restated to reflect a two-for-one stock split. (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

I) Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2:  ACQUISITIONS
--------------------------------------------------------------------------------

    On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana, for $110,000,000 in cash plus transaction costs. On February 1, 1995, Belo acquired television station KIRO-TV in Seattle, Washington. The purchase price was $162,500,000 in cash plus transaction costs. These acquisitions have been accounted for as purchases.

    The costs of the acquisitions have been allocated on the basis of the estimated fair market value of the assets acquired. These allocations resulted in intangibles of $81,673,000 for WWL-TV and $122,753,000 for KIRO-TV. These amounts are being amortized on a straight-line basis over 40 years.

    The pro forma financial results of operations below assume the transactions were financed with the revolving credit facility at the average rates paid in each of these periods, and include certain other purchase price adjustments regarding depreciation, amortization and income taxes. The pro forma financial results further assume the transactions were completed at the beginning of January 1994:

    -----------------------------------------------------------------------------
    In thousands, except per share amounts                  1995             1994
    -----------------------------------------------------------------------------
    Net operating revenues                            $  738,338       $  689,023
    Net earnings                                      $   65,812       $   68,453
    Net earnings per common and
         common equivalent share                      $     1.66       $     1.69
    -----------------------------------------------------------------------------

    A change of .125 percent in revolving debt rates would affect the pro forma net earnings by $215,000. The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisitions been completed as of the indicated date, nor are they indicative of future operating results.

    On December 26, 1995, Belo completed the acquisition of the Bryan-College Station Eagle, a daily newspaper serving Bryan-College Station, Texas. The acquisition, which was financed with the revolving credit facility, has been accounted for as a purchase. The pro forma financial information above does not include the operations of this acquisition due to immateriality.

NOTE 3:  LONG TERM DEBT
--------------------------------------------------------------------------------

    Long-term debt consists of the following:

    --------------------------------------------------------------------------------
    In thousands                                            1995                1994
    --------------------------------------------------------------------------------
    Revolving credit agreement                          $480,000            $305,000
    Short-term unsecured notes classified
       as long-term debt                                  71,000              19,000
    Industrial Revenue Bonds                               6,400               6,400
    --------------------------------------------------------------------------------

    Total                                               $557,400            $330,400
    --------------------------------------------------------------------------------

    At the end of 1995, the Company had a revolving credit facility for $800,000,000. Borrowings of revolving debt were $480,000,000 and $305,000,000 at December 31, 1995 and 1994, respectively. Loans under the revolving credit agreement bear interest at a rate based, at the option of the Company, on the bank's alternate base rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. At December 31, 1995, the weighted average borrowing rate was 6.1 percent. The agreement also provides for a facility fee of .125 percent on the total commitment. Borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

under the agreement mature upon expiration of the agreement on July 28, 2000, with an extension to July 28, 2001, at the request of the Company and with the consent of the participating banks.

    The revolving credit agreement contains certain covenants, including the maintenance of cash flow in relation to both the Company's leverage and its fixed charges and a limitation on repurchases of the Company's stock. The Company is in compliance with these covenants at December 31, 1995.

    During 1995, the Company used various short-term unsecured notes as an additional source of financing. For the years ended December 31, 1995 and 1994, the average interest rate on this debt was slightly lower than the revolving debt rate. Due to the Company's intent to renew the short-term notes and its continued ability to refinance this debt on a long-term basis through its revolving credit agreement, $71,000,000 and $19,000,000 of short-term notes outstanding at December 31, 1995 and 1994, respectively, have been classified as long-term.

    In 1995, 1994 and 1993, the Company incurred interest costs of $30,944,000, $16,250,000 and $16,976,000, respectively, of which $957,000, $138,000 and
$1,961,000, respectively, were capitalized as components of construction cost.

    Average interest rates on total debt were approximately 6.3 percent, 4.8 percent and 5.4 percent during 1995, 1994 and 1993, respectively.

    At December 31, 1995, the Company had outstanding letters of credit of $7,708,000 issued in the ordinary course of business.

    Because substantially all of the Company's debt is due under the variable rate revolving credit agreement, no significant differences exist between the carrying value and fair value.

NOTE 4:  INCOME TAXES
--------------------------------------------------------------------------------

    Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" changing to the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by SFAS No. 109, prior years' financial statements were not restated to reflect the change. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 increased 1993 net earnings by $6,599,000 or 16 cents per share.

    Income tax expense for the years ended December 31, 1995, 1994 and 1993 consists of the following:

         ---------------------------------------------------------------------------------------------
         In thousands                                            1995             1994          1993
         ---------------------------------------------------------------------------------------------
         Current
           Federal                                          $  32,094          $32,548        $17,385
           State                                                5,521            5,054          2,746
         ---------------------------------------------------------------------------------------------
              Total current                                    37,615           37,602         20,131

         Deferred                                               6,823            1,428         10,969
         ---------------------------------------------------------------------------------------------
         Total                                              $  44,438          $39,030        $31,100
         ---------------------------------------------------------------------------------------------
         Effective tax rate                                      40.0%            36.2%          41.1%
         ---------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

    Income tax provisions for the years ended December 31, 1995, 1994 and 1993 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

         --------------------------------------------------------------------------------------------
         In thousands                                            1995            1994           1993
         --------------------------------------------------------------------------------------------
         Computed expected income tax expense                $ 38,855          $37,764        $26,452
         Amortization of excess cost                            2,235            2,235          2,235
         State income taxes                                     3,692            3,494          2,601
         Stock donation (Note 10)                                   -           (3,245)             -
         Effect of 1% rate increase on deferred taxes               -                -          2,249
         Reduction for change in law regarding
           amortization of acquired intangible asset                -                -         (1,000)
         Other                                                   (344)          (1,218)        (1,437)
         --------------------------------------------------------------------------------------------
                                                             $ 44,438          $39,030        $31,100
         --------------------------------------------------------------------------------------------


    Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994, are as follows:

             ------------------------------------------------------------------------------------
             In thousands                                                    1995            1994
             ------------------------------------------------------------------------------------
             Deferred tax liabilities:
                 Excess tax depreciation and amortization              $  105,035      $  103,621
                 Deferred gain on sale of assets                            4,294           4,751
                 Loss on investment                                        10,867           7,730
                 Expenses deductible for tax purposes in a year
                     different from the year accrued                        6,211           5,053
                 Other                                                        463             464
             ------------------------------------------------------------------------------------
                     Total deferred tax liabilities                    $  126,870      $  121,619
             ------------------------------------------------------------------------------------
             Deferred tax assets:
                 State taxes                                           $    4,620      $    4,541
                 Deferred compensation                                      5,126           4,490
                 Expenses deductible for tax purposes in a year
                     different from the year accrued                        3,200           5,887
                 Other                                                      4,418           4,018
             ------------------------------------------------------------------------------------
                     Total deferred tax assets                         $   17,364      $   18,936
             ------------------------------------------------------------------------------------
                          Net deferred tax liability                   $  109,506      $  102,683
             ------------------------------------------------------------------------------------

NOTE 5:  EMPLOYEE RETIREMENT PLANS
--------------------------------------------------------------------------------

    The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the average of the employee's five consecutive years of highest annual compensation earned during the most recently completed ten years of employment.

    The funding policy is to contribute annually to the plan an amount at least equal to the minimum required contribution for a qualified retirement plan, but not in excess of the maximum tax deductible contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

    The following table sets forth the plan's funded status and prepaid pension costs (included in other assets on the Consolidated Balance Sheets) at December 31, 1995 and 1994:

             ------------------------------------------------------------------------------------
             In thousands                                                    1995           1994
             ------------------------------------------------------------------------------------
              Actuarial present value of benefit obligation:
                    Vested benefit obligation                          $  (82,119)     $  (64,476)

                    Accumulated benefit obligation                     $  (84,597)     $  (66,378)

                    Projected benefit obligation for service
                       rendered to date                                $ (107,817)     $(  86,462)

              Plan assets at fair value, invested primarily
                 in equity securities                                      95,291          75,709
             ------------------------------------------------------------------------------------

              Plan assets less than projected benefit obligation          (12,526)        (10,753)
              Unrecognized net loss                                        34,350          30,285
              Unrecognized net transition asset being recognized
                  over 12.3 years                                          (2,837)         (4,069)
              Unrecognized prior service cost                              (2,866)         (2,241)
             ------------------------------------------------------------------------------------
              Prepaid pension cost                                     $   16,121      $   13,222
             ------------------------------------------------------------------------------------

    The net periodic pension cost (benefit) for the years ended December 31, 1995, 1994 and 1993 includes the following components:

         ---------------------------------------------------------------------------------------------
         In thousands                                              1995           1994           1993
         ---------------------------------------------------------------------------------------------
         Service cost - benefits earned during the period      $   3,697        $3,666        $ 2,284
         Interest cost on projected benefit obligation             7,331         6,461          5,782
         Actual return on plan assets                            (17,035)         (604)        (9,294)
         Net amortization and deferral                             9,498        (6,563)         1,784
         ---------------------------------------------------------------------------------------------
         Net periodic pension cost                             $   3,491        $2,960        $   556
         ---------------------------------------------------------------------------------------------

    Assumptions used in the accounting for the defined benefit plan are as follows:

         ---------------------------------------------------------------------------------------------
                                                                    1995          1994            1993
         ---------------------------------------------------------------------------------------------
         Discount rate in determining benefit obligation            7.25%        8.50%           7.50%
         Discount rate in determining net periodic pension
            cost                                                    8.50%        7.50%           9.00%
         Expected long-term rate of return on assets               10.25%       10.25%          10.25%
         Rate of increase in future compensation                    5.50%        6.00%           5.00%
         ---------------------------------------------------------------------------------------------


    The Company sponsors a defined contribution plan that covers substantially all of its employees. Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company will match a portion of the employee's contributions. The Company's contributions totaled $3,170,000, $2,568,000 and $1,825,000 in 1995, 1994 and 1993,
respectively.

    The Company also sponsors non-qualified retirement plans for key employees. Expense for the plans recognized in 1995, 1994 and 1993 was $1,089,000, $1,232,000 and $1,412,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 6:  LONG TERM INCENTIVE PLANS
--------------------------------------------------------------------------------

    The Company has long-term incentive plans under which awards may be granted to employees in the form of incentive stock options, non-qualified stock options, restricted shares or performance units, the values of which are based on the long-term performance of the Company. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under one of the plans. The plans also provide for grants of non-qualified stock options to non-employee directors.

    Stock-based activity in the long-term incentive plans is summarized in the following table:

LONG TERM INCENTIVE PLANS
=============================================================================================================
                                               NON-QUALIFIED STOCK OPTIONS              RESTRICTED SHARES
                                                                   OPTION
                                    SHARES        SHARES            PRICE           SHARES            PRICE
                                   SERIES A      SERIES B         PER SHARE        SERIES A         PER SHARE
-------------------------------------------------------------------------------------------------------------
Outstanding at Jan. 1, 1993        1,618,517     145,436           $20-40           291,815          $29-42
    Granted                          317,955           -            40-49            37,192           49-53
    Exercised                       (505,295)    (87,326)           20-40                 -               -
    Vested                                 -           -                -          (106,225)          29-53
    Canceled                         (61,285)          -            29-40           (10,990)          29-49
-------------------------------------------------------------------------------------------------------------

Outstanding at Dec. 31, 1993       1,369,892      58,110           $22-49           211,792          $29-53
    Granted                          322,795           -            50-53            48,360           53-57
    Exercised                       (234,545)    (12,500)           22-49                 -               -
    Vested                                 -           -                -           (46,971)          30-57
    Canceled                          (7,002)          -            29-49              (810)          29-43
-------------------------------------------------------------------------------------------------------------

Outstanding at Dec. 31, 1994       1,451,140      45,610           $24-53           212,371          $29-57
    Two-for-one stock split        1,310,337      41,570            12-30           211,891           15-31
    Granted                          474,300     225,000            30-35                 -               -
    Exercised                       (405,448)    (18,590)           12-27                 -               -
    Vested                                 -           -                -          (117,261)          15-35
    Canceled                         (26,142)          -            15-27           (27,905)          15-35
-------------------------------------------------------------------------------------------------------------

Outstanding at Dec. 31, 1995       2,804,187     293,590           $12-35           279,096          $15-35
-------------------------------------------------------------------------------------------------------------

    The non-qualified options granted to employees under the Company's long-term incentive plans become exercisable in cumulative installments over a period of three years. On December 31, 1995, of the 3,097,777 options outstanding, 1,827,884 were exercisable at prices ranging from $12 to $27. Shares of Common Stock reserved for grants under the plans were 3,849,727 and 250,531 at December 31, 1995 and 1994 respectively.

    A provision for the restricted shares is made ratably over the restriction period. Expense recognized under the plans for restricted shares was $2,223,000, $2,146,000 and $3,598,000 in 1995, 1994 and 1993, respectively.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    The Company is involved in certain claims and litigation related to its operations. In the opinion of Management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

    Commitments for the purchase of broadcast film contract rights totaled approximately $131,383,000 at December 31, 1995 for broadcasts scheduled through August 2000.

    Advance payments on plant and equipment expenditures at December 31, 1995 primarily relate to newspaper production equipment, broadcast equipment and building renovations and improvements. Required future payments for capital expenditures for 1996 and 1997 are $7,881,000 and $2,275,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


    Total lease expense for property and equipment was $3,435,000, $3,131,000 and $5,447,000 in 1995, 1994 and 1993, respectively. Lease expense was lower in 1994 following the Company's 1993 purchase of the building in which it had been leasing office space.

    Future minimum rental payments for operating leases are not material.

NOTE 8:  COMMON AND PREFERRED STOCK
--------------------------------------------------------------------------------

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

    Each outstanding share of common stock is accompanied by one preferred share purchase right, which entitles shareholders to purchase 1/100 of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of the Company's common stock or makes a tender offer for at least 30 percent of its common stock. At such time, each holder of a right (other than the acquiring person or group) will have the right to purchase common stock of the Company with a value equal to two times the exercise price of the right, which is initially $150 (subject to adjustment). In addition, if the Company is acquired in a merger or business combination, each right can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. Once a person or group has acquired 30 percent of the common stock but before 50 percent of the voting power of the common stock has been acquired, the Company may exchange each right (other than those held by the acquiring person or group) for one share of Company common stock (subject to adjustment). The Company may reduce the 30 percent threshold or may redeem the rights. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to 1/100 of the number of shares of common stock issued and outstanding plus the number of shares reserved for options outstanding and for grant under the 1995 Executive Compensation Plan. The rights will expire in 2006, unless extended.

   On June 9, 1995, the Company completed a two-for-one stock split in the form of a dividend, issuing one additional share of Series A and Series B common stock for each corresponding share outstanding, as of the May 19, 1995 record date. The effect of the stock split was to double the number of shares outstanding and reduce per share amounts by one-half. All earnings and dividends per share, weighted average shares outstanding and share trading prices in this report have been restated to reflect the stock split.

   The Company has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually, and the Company has authority to purchase an additional 3,591,200 shares under another Board authorization.

NOTE 9:  RESTRUCTURING CHARGE
--------------------------------------------------------------------------------

   The Consolidated Statement of Earnings for 1993 includes a $5,822,000 (9 cents per share) charge related to Dallas-Fort Worth Suburban Newspapers, Inc. ("DFWSN"), that consists primarily of the write-off of goodwill and a reduction in the carrying value of production assets to their fair value. The production assets adjusted include building and improvements and publishing equipment.
The charge was recognized in conjunction with the decision to restructure DFWSN upon the determination that the carrying value of these assets was not recoverable. Fair value of production assets was determined principally by market value. The restructuring was substantially completed in January 1994.

NOTE 10:  OTHER INCOME AND EXPENSE
--------------------------------------------------------------------------------

   In 1994, Belo donated 58,835 shares of Stauffer Communications, Inc. stock to The A. H. Belo Corporation Foundation. The fair market value of the shares at the time of the transfer, as determined by an outstanding tender offer from a third party, exceeded the carrying value of the stock, resulting in a gain of $9,271,000, which was offset by a charge for the charitable contribution of the shares in the amount of $16,675,000. The transaction, net of a $5,837,000 income tax benefit, resulted in a decrease in 1994 net earnings of $1,567,000 (4 cents per share). In 1995, Belo sold its remaining investment in Stauffer Communications, Inc., resulting in a gain of $2,406,000 ($1,546,000 after-tax or 4 cents per share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

    Net cash provided by operations reflects cash payments for interest and income taxes during the years ended December 31, 1995, 1994 and 1993 as follows:

         -------------------------------------------------------------------------------------------
         In thousands                                             1995           1994           1993
         -------------------------------------------------------------------------------------------
         Interest paid, net of amounts capitalized             $30,724        $14,564        $18,677
         Income taxes paid, net of refunds                     $39,427        $26,618        $15,679
         -------------------------------------------------------------------------------------------

NOTE 12:  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

    Effective January 1, 1996, the Company acquired the Owensboro
Messenger-Inquirer, a daily newspaper serving Owensboro, Kentucky. Notes payable, which are due in various installments over the next four years and are backed by letters of credit, were issued to complete the transaction. The acquisition was accounted for as a purchase.

    Subsequent to year-end, Belo completed the sale of its interest in its programming distribution partnership, Maxam Entertainment. The Company will record a gain on the transaction in the first quarter of 1996.

NOTE 13:  INDUSTRY SEGMENT INFORMATION
--------------------------------------------------------------------------------

    The Company operates in two primary industries: television broadcasting and newspaper publishing. Operations in the broadcast industry involve the sale of air time for advertising and the broadcast of entertainment, news and other programming. The Company's television stations are located in Dallas and Houston, Texas; Seattle, Washington; Sacramento, California; Norfolk, Virginia; New Orleans, Louisiana; and Tulsa, Oklahoma. Operations in the newspaper publishing industry, which are located primarily in the Dallas-Fort Worth metropolitan area, involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company's other industry segment is comprised of miscellaneous operating ventures associated primarily with television production and distribution. Prior to 1995, these operations were grouped with the broadcasting segment. Information for periods prior to 1995 has been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

    Selected segment data for the years ended December 31, 1995, 1994 and 1993 is as follows:


         -----------------------------------------------------------------------------------------------
         In thousands                                                 1995          1994         1993
         -----------------------------------------------------------------------------------------------
         Net operating revenues
           Broadcasting (A)                                     $  322,642     $ 258,040    $ 209,083
           Newspaper publishing                                    409,099       369,366      335,651
           Other                                                     3,602           719          101
         -----------------------------------------------------------------------------------------------
                                                                $  735,343     $ 628,125    $ 544,835
         -----------------------------------------------------------------------------------------------

         Earnings from operations
           Broadcasting (A)                                     $   83,921     $  81,319(C) $  63,317(B)
           Newspaper publishing                                     69,999        66,568       44,293(C)
           Other                                                    (3,972)         (874)         (77)
           Corporate expenses                                      (13,385)      (16,014)     (18,059)
         -----------------------------------------------------------------------------------------------
                                                                $  136,563     $ 130,999     $ 89,474
         -----------------------------------------------------------------------------------------------

         Identifiable assets
           Broadcasting (A)                                     $  726,766     $ 566,766   $  444,940
           Newspaper publishing (D)                                341,025       271,179      263,855
           Other                                                     8,126         1,381        1,235
           Corporate                                                78,105        74,465       86,126
         -----------------------------------------------------------------------------------------------
                                                                $1,154,022     $ 913,791    $ 796,156
         -----------------------------------------------------------------------------------------------

         Depreciation and amortization
           Broadcasting (A)                                     $   37,795     $  25,077    $  20,039
           Newspaper publishing                                     20,916        20,716       17,374
           Other                                                        31             2            -
           Corporate                                                   705           610          251
         -----------------------------------------------------------------------------------------------
                                                                $   59,447     $  46,405     $ 37,664
         -----------------------------------------------------------------------------------------------

         Capital expenditures
           Broadcasting (A)                                     $   19,605     $  24,561    $  16,996
           Newspaper publishing                                     19,217        22,227       36,765
           Other                                                       154            62            -
           Corporate                                                 1,854           521        8,369
         -----------------------------------------------------------------------------------------------
                                                                $   40,830     $  47,371     $ 62,130
         -----------------------------------------------------------------------------------------------


         (A) In 1995, Broadcasting segment data includes the operations of KIRO-TV, which Belo purchased on February 1, 1995. Results for 1994 include the operations of WWL-TV, which Belo purchased on June 1, 1994. (See Note 2).
         (B) Broadcasting earnings from operations include the reversal of certain music license fee accruals of $631,000 (1 cent per share) in 1994 and $3,349,000 (5 cents per share) in 1993.
         (C) Included in Newspaper publishing earnings from operations in 1993 is a $5,822,000 (9 cents per share) restructuring charge consisting primarily of the write-off of goodwill and a reduction in the carrying value of production assets related to the restructuring of DFWSN. (See Note 9).
         (D) Publishing assets at December 31, 1995 include the assets of the Bryan-College Station Eagle, which was purchased by the Company on December 26, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

NOTE 14:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

    Following is a summary of the unaudited quarterly results of operations for 1995 and 1994:

-------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts         1ST QUARTER       2ND QUARTER       3RD QUARTER    4TH QUARTER
-------------------------------------------------------------------------------------------------------------
1995
Net operating revenues
   Broadcasting (A)                             $ 69,689        $  88,276         $   78,678       $  85,999
   Newspaper publishing                           93,300          101,166            102,433         112,200
   Other                                              50              327              1,340           1,885
-------------------------------------------------------------------------------------------------------------
                                                $163,039        $ 189,769         $  182,451       $ 200,084
-------------------------------------------------------------------------------------------------------------

Earnings from operations
   Broadcasting (A)                             $ 15,234        $   26,526        $   17,311       $  24,850
   Newspaper publishing                           15,468            17,919            15,767          20,845
   Other                                          (1,094)             (922)           (1,025)           (931)
   Corporate expenses                             (4,097)           (3,879)           (3,928)         (1,481)
-------------------------------------------------------------------------------------------------------------
                                                $ 25,511        $   39,644        $   28,125       $  43,283
-------------------------------------------------------------------------------------------------------------
Net earnings                                    $ 11,443        $   21,198(B)     $   12,792       $  21,143
-------------------------------------------------------------------------------------------------------------
Net earnings per common and
   common equivalent share                      $    .28        $      .53        $      .33       $     .54
-------------------------------------------------------------------------------------------------------------
1994
Net operating revenues
   Broadcasting (A)                             $ 49,101        $   63,208        $   66,265       $  79,466
   Newspaper publishing                           82,921            91,107            93,262         102,076
   Other                                              25               622                55              17
-------------------------------------------------------------------------------------------------------------
                                                $132,047        $  154,937        $  159,582       $ 181,559
-------------------------------------------------------------------------------------------------------------
Earnings from operations
   Broadcasting (A)                             $ 11,712        $   21,052        $   19,257       $  29,298
   Newspaper publishing                           10,908            17,716            18,220          19,724
   Other                                            (214)               (3)             (174)           (483)
   Corporate expenses                             (3,222)           (3,361)           (4,618)         (4,813)
-------------------------------------------------------------------------------------------------------------
                                                $ 19,184        $   35,404        $   32,685       $  43,726
-------------------------------------------------------------------------------------------------------------
Net earnings                                    $ 10,038        $   19,511        $   15,748(B)    $  23,570
-------------------------------------------------------------------------------------------------------------
Net earnings per common
   and common equivalent share:                 $    .24        $      .48        $      .39       $     .59
-------------------------------------------------------------------------------------------------------------

(A) Broadcasting results include the operations of KIRO-TV since February 1, 1995 and WWL-TV since June 1, 1994. (See Note 2.)
(B) Net earnings for the third quarter of 1994 include the net charge of $1,567,000 related to the Stauffer Communications, Inc. stock donation (see
    Note 10). A corresponding after-tax gain of $1,564,000 related to the sale of Belo's remaining investment in Stauffer Communications, Inc. is reflected in second quarter 1995 net earnings.

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

Management believes that as of December 31, 1995, the Company's system of internal control is adequate to accomplish the objectives described above. Management recognizes, however, that no system of internal control can ensure the elimination of all errors and irregularities, and it recognizes that the cost of the internal controls should not exceed the value of the benefits derived.

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


/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President and Chief Executive Officer


 /s/ Michael D. Perry
Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT                                                                                                                    SEQ.
NUMBER                                          DESCRIPTION                                                               PAGE NO.
------                                          -----------                                                               --------
3.1      Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's Annual Report on Form 10-K dated
         March 19, 1992 (the "1991 Form 10-K"))                                                                            N/A

3.2      Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the Company's
         Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))                                           N/A

3.3      Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987
         (Exhibit 3.3 to the 1991 Form 10-K)                                                                               N/A

3.4      Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the
         1992 Form 10-K)                                                                                                   N/A

3.5      Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995
                                                                                                                           ---
3.6      Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4,
         1988 (Exhibit 3.5 to the 1992 Form 10-K)                                                                          N/A

3.7      Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.6 to the 1992
         Form 10-K)                                                                                                        N/A

3.8      Bylaws of the Company, effective February 22, 1995 (Exhibit 3.7 to the Company's Annual Report on Form 10-K
         dated March 8, 1995 (the "1994 Form 10-K"))                                                                       N/A

4.1      Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.6 above

4.2      Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the
         1992 Form 10-K)                                                                                                   N/A

4.3      Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the
         Company's Annual Report on Form 10-K dated March 20, 1989)                                                        N/A

4.4      Form of Rights Agreement as Amended and Restated, as of February 28, 1996 between the Company and Chemical
         Mellon Shareholder Services, L.L.C, a New York banking corporation
                                                                                                                           ---
10.1     Contracts relating to television broadcasting:

         (1)  Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC
                                                                                                                           ---
         (2)  Form of Agreement for Affiliation between KXTV in Sacramento, California and ABC

         (3)  Contract for Affiliation between KHOU-TV in Houston, Texas and CBS
                                                                                                                           ---

EXHIBIT                                                                                                                   SEQ.
NUMBER                                          DESCRIPTION                                                             PAGE NO.
------                                          -----------                                                             --------
         (4)  Contract for Affiliation between WWL-TV in New Orleans, Louisiana and CBS
                                                                                                                         ---
10.2     Financing agreements:

         (1)  Loan Agreement dated October 1, 1985, between City of Arlington Industrial Development Corporation and
              Dallas-Fort Worth Suburban Newspapers, Inc. (Exhibit 10.5(2) to the 1991 Form 10-K)                        N/A

         (2)  Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth Suburban
              Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of Arlington
              Industrial Development Corporation Industrial Development Revenue Bonds (Exhibit 10.5(3) to the 1991 Form
              10-K)                                                                                                      N/A

         (3)  Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as
              Syndication Agent, The First National Bank of Chicago, as Administrative Agent, Texas Commerce Bank
              National Association, as Documentation Agent and The Banks Listed Therein, as Lenders (Exhibit 10.4(1) to
              the Second Quarter 1994 Form 10-Q)                                                                         N/A

         (4)  First Amendment to Credit Agreement dated as of July 28, 1995 (Exhibit 10.4(1) to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30, 1995)                                          N/A

         (5)  Amendment and Waiver Agreement dated as of August 5, 1994, by and between the Company and The Sanwa Bank,
              Limited, Dallas Agency (Exhibit 10.4(4) to the 1994 Form 10-K)                                             N/A

10.3     Compensatory plans:

         (1)  Management Security Plan (Exhibit 10.4(1) to the 1991 Form 10-K)                                           N/A

         (2)  1986 Long-Term Incentive Plan (Exhibit 10.4(7) to the 1991 Form 10-K)                                      N/A

         (3)  Amendment No. 1 to 1986 Long-Term Incentive Plan (Exhibit 10.4(8) to the 1991 Form 10-K)                   N/A

         (4)  Amendment No. 2 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9) to the 1992 Form 10-K)                   N/A

         (5)  Amendment No. 3 to 1986 Long-Term Incentive Plan (Exhibit 10.3(10) to the 1993 Form 10-K)                  N/A

         (6)  Amendment No. 4 to 1986 Long-Term Incentive Plan (Exhibit 10.3(11) to the 1993 Form 10-K)                  N/A

EXHIBIT                                                                                                                   SEQ.
NUMBER                                          DESCRIPTION                                                             PAGE NO.
------                                          -----------                                                             --------
         (7)  Amendment No. 5 to 1986 Long-Term Incentive Plan (Exhibit 10.3(12) to the 1993 Form 10-K)                   N/A

         (8)  Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(13) to the 1992 Form 10-K)                   N/A

         (9)  Amendment No. 7 to 1986 Long-Term Incentive Plan
                                                                                                                          ---
         (10) The A. H. Belo Corporation Employee Savings and Investment Plan Amended and Restated February 2, 1996
                                                                                                                          ---
         (11) The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally Effective January 1,
              1989)
                                                                                                                          ---
         (12) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank,
              N.A. (Exhibit 10.3(26) to the 1993 Form 10-K)                                                               N/A

         (13) A. H. Belo Corporation Supplemental Executive Retirement Plan (Exhibit 10.3(27) to the 1993 Form 10-K)      N/A

         (14) Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N.A. (Exhibit 10.3(28) to
              the 1993 Form 10-K)                                                                                         N/A

         (15) Summary of A. H. Belo Corporation Executive Compensation Plan
                                                                                                                          ---
         (16) A. H. Belo Corporation 1995 Executive Compensation Plan
                                                                                                                          ---
         (17) A. H. Belo Corporation Employee Thrift Plan, effective January 1, 1995
                                                                                                                          ---
         (18) First Amendment to A.H. Belo Corporation Employee Thrift Plan
                                                                                                                          ---
         (19) Second Amendment to A. H. Belo Corporation Employee Thrift Plan
                                                                                                                          ---
         (20) Master Defined Contribution Trust Agreement by and between A. H. Belo Corporation and Mellon, Bank,
              N.A.
                                                                                                                          ---
         (21) First Amendment to Master Defined Contribution Trust Agreement
                                                                                                                          ---
         (22) Second Amendment to Master Defined Contribution Trust Agreement
                                                                                                                          ---
21  Subsidiaries of the Company
                                                                                                                          ---
23  Consent of Ernst & Young  LLP
                                                                                                                          ---
27  Financial Data Schedule (filed electronically with the Securities and Exchange Commission)                            N/A
