Form 10-K/A
period 1995-12-31
BELO A H CORP
filed 1996-04-08
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A



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

                    SERIES B COMMON STOCK, $1.67 PAR VALUE
                    --------------------------------------
                               (Title of class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ------    ------

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

================================================================================

                             A. H. BELO CORPORATION
                                  FORM 10-K/A
                               TABLE OF CONTENTS


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

                                                         PART II

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . .     7

                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . .    12

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

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


   The Dallas Morning News is one of the leading newspaper franchises in America, based on its high circulation and volume of advertising. The Dallas Morning News' success is founded upon the highest standards of journalistic excellence, with a special emphasis on local news, information and community service. The newspaper's outstanding reporting and editorial initiatives have earned six Pulitzer Prizes since 1986. In late 1995 and early 1996, the Company expanded its publishing division by acquiring two daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. The Company also publishes nine other community newspapers in the Dallas-Fort Worth suburban area and operates a commercial printing business.

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

   The following table sets forth information for each of the Company's stations and their markets:

- -------------------------------------------------------------------------------------------------------------------------
                                                                                     NUMBER OF                  STATION
                                                                                     COMMERCIAL     STATION     AUDIENCE
                              MARKET                YEAR       NETWORK               STATIONS IN    RANK IN     SHARE IN
       MARKET                 RANK(1)   STATION   ACQUIRED   AFFILIATION    CHANNEL   MARKET(2)    MARKET(3)    MARKET(4)
- -------------------------------------------------------------------------------------------------------------------------
Dallas-Fort Worth . .            8        WFAA      1950          ABC          8          13            1          20%
Houston . . . . . . .           11        KHOU      1984          CBS         11          13            1*         16%
Seattle-Tacoma  . . .           12        KIRO      1995          UPN          7           8            4*          8%
Sacramento  . . . . .           21        KXTV      1984          ABC         10           9            2          14%
Hampton-Norfolk . . .           40        WVEC      1984          ABC         13           7            1*         18%
New Orleans . . . . .           41        WWL       1994          CBS          4           7            1          28%
Tulsa . . . . . . . .           59        KOTV      1984          CBS          6           7            2          19%
- -------------------------------------------------------------------------------------------------------------------------

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

   The following table sets forth information concerning the Company's daily newspaper operations:

- --------------------------------------------------------------------------------------------------------------
                                                                                           CIRCULATION(1)
 NEWSPAPER                                    LOCATION                                 DAILY           SUNDAY
- --------------------------------------------------------------------------------------------------------------
 The Dallas Morning News . . . . . . . .      Dallas, TX                               534,197         800,147

 Bryan-College Station Eagle . . . . . .      Bryan-College Station, TX                 20,381          26,326

 Owensboro Messenger-Inquirer  . . . . .      Owensboro, KY                             32,363          33,398
- --------------------------------------------------------------------------------------------------------------


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

   The Dallas Morning News serves a large readership in its primary market. Average paid circulation for the six months ended September 30, 1995, was 534,197 daily, up 1.8 percent from the 1994 average daily circulation of 524,567. Sunday's average paid circulation was 800,147, up slightly from the six months ended September 30, 1994 average of 797,206.

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

   Newspaper advertising volume for The Dallas Morning News, the Company's principal newspaper, is measured in column inches. Volume for the last three years was as follows:


                                               Years Ended December 31,
          --------------------------------------------------------------------
          In thousands                 1995             1994              1993
          --------------------------------------------------------------------
          Full-run ROP inches (1):
               Classified              2,125            2,189            2,069
               Retail                  1,429            1,524            1,661
               General                   254              271              262
          --------------------------------------------------------------------
                     Total             3,808            3,984            3,992
          --------------------------------------------------------------------


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


   Despite significant increases in newsprint prices, newspaper publishing earnings from operations for 1995 were $69,999,000, up 5.2 percent over 1994 earnings of $66,568,000. Operating margins were 17.1 percent in 1995 compared to 18 percent in 1994. Revenue increases were partially offset by total operating costs that were 12 percent higher than 1994. Newsprint, ink and other supplies expense in 1995 increased 29.2 percent over last year. Driving this increase were market-wide newsprint price increases. The average cost per ton in 1995 at The Dallas Morning News increased 44.2 percent over 1994. A reduction in tons used during 1995 helped offset the effect of these price increases to some extent. Reductions in newsprint usage came as a result of better waste control, fewer news columns, lower ad linage and promotional space and the elimination of a Sunday magazine. All other cost categories for the newspaper publishing segment increased only slightly due to efforts to control costs to offset the effect of the newsprint price increases.


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

   On February 1, 1995, the Company acquired KIRO in Seattle, Washington. The purchase price was $162,500,000 in cash, plus transaction costs. KIRO was purchased using funds from the Company's revolving credit agreement described below. On December 26, 1995, the Company again used the revolving credit agreement to complete the acquisition of the Bryan- College Station Eagle. On January 1, 1996, the Company acquired the Owensboro Messenger-Inquirer by issuing notes payable to the seller. These notes are due in various installments over the next four years.


   The Company is a party to an $800,000,000 variable rate revolving credit agreement with a syndicate of 14 banks led by managing agents Citicorp Securities, Inc., The First National Bank of Chicago and Texas Commerce Bank National Association. At December 31, 1995, borrowings under the agreement were $480,000,000. The agreement expires and the debt thereunder matures on July 28, 2000 with an extension to July 28, 2001 at the request of the Company and with the consent of the participating banks. The agreement requires the Company to maintain, as of the end of each quarter and measured over the preceding four quarters, (i) a Senior Leverage Ratio (as defined in the agreement) not exceeding 5.0 to 1.0, (ii) a Total Leverage Ratio (as defined in the agreement) not exceeding 5.5 to 1.0 and (iii) a Fixed Charge Coverage Ratio (as defined in the agreement) of not less than 1.2 to 1.0. The agreement also limits cumulative stock repurchases to $100,000,000. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are classified as long- term. At December 31, 1995, $71,000,000 in short-term notes were outstanding. Total debt outstanding increased by $227,000,000 from December 31, 1994, primarily due to acquisitions and share repurchases.


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

                                 OTHER MATTERS


   In early 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act"), the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act requires the FCC to take various actions to implement its provisions. During the debate prior to the passage of the 1996 Act, Congress considered whether to grant the FCC authority to auction the second channels necessary for the implementation of digital advanced television. The 1996 Act did not grant the FCC such authority, but such authority could be contained in future budget legislation or in a stand-alone spectrum law. In addition, actions by the FCC, Congress and the courts in recent years have significantly affected the telecommunications industry in various ways. See "Regulation of Television Broadcasting". The Company expects that these regulatory changes and the resolution of uncertainties will have an impact on future revenues and earnings from continuing operations which could be material, although the Company is unable to determine whether the overall impact from these events will be favorable or unfavorable.


                            NEW ACCOUNTING STANDARD

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 will be effective beginning in 1996. Management does not anticipate that the adoption of SFAS No. 121 will have any effect on the consolidated financial position of the Company.

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


         3.1   Certificate of Incorporation of the Company



         3.2 Certificate of Correction to Certificate of Incorporation dated May 13, 1987



         3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987



         3.4 Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988

        EXHIBIT
        NUMBER                                    DESCRIPTION
        -------                                   -----------

        *3.5 Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the Company's Annual Report on Form 10-K dated February 28, 1996 (the "1995 Form 10-K"))



         3.6 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988



         3.7 Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988



        *3.8 Bylaws of the Company, effective February 22, 1995 (Exhibit 3.7 to the Company's Annual Report on Form 10-K dated March 8, 1995 (the "1994 Form 10-K"))


         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above


        *4.2 Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the Company's Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))



        *4.3 Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the Company's Annual Report on Form 10-K dated March 20, 1989)



        *4.4 Form of Rights Agreement as Amended and Restated, as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1995 Form 10-K)



         10.1  Contracts relating to television broadcasting:

               (1) Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC


              *(2) Form of Agreement for Affiliation between KXTV in Sacramento, California and ABC (Exhibit 10.1(2) to the 1995 Form 10-K)



               (3) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS

               (4) Contract for Affiliation between WWL-TV in New Orleans, Louisiana and CBS

         10.2  Financing agreements:


              *(1) Loan Agreement dated October 1, 1985, between City of Arlington Industrial Development Corporation and Dallas-Fort Worth Suburban Newspapers, Inc. (Exhibit 10.5(2) to the Company's Annual Report on Form 10-K dated March 19, 1992 (the "1991 Form 10-K"))


              *(2) Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth Suburban Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of Arlington Industrial Development Corporation Industrial Development Revenue Bonds (Exhibit 10.5(3) to the 1991 Form 10-K)

              *(3) Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as Syndication Agent, The First National Bank of Chicago, as Administrative Agent, Texas Commerce Bank National Association, as Documentation Agent and The Banks Listed Therein, as Lenders (Exhibit 10.4(1) to the Second Quarter 1994 Form 10-Q)

              *(4) First Amendment to Credit Agreement dated as of July 28, 1995 (Exhibit 10.4(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

        EXHIBIT
         NUMBER                                   DESCRIPTION
         ------                                   -----------

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

             *~(5) Amendment No. 3 to 1986 Long-Term Incentive Plan (Exhibit 10.3(10) to the 1993 Form 10-K)

             *~(6) Amendment No. 4 to 1986 Long-Term Incentive Plan (Exhibit 10.3(11) to the 1993 Form 10-K)

             *~(7) Amendment No. 5 to 1986 Long-Term Incentive Plan (Exhibit 10.3(12) to the 1993 Form 10-K)

             *~(8) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(13) to the 1992 Form 10-K)


             *~(9) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9) to the 1995 Form 10-K)




             *~(10) The A. H. Belo Corporation Employee Savings and Investment
                    Plan Amended and Restated February 2, 1996 (Exhibit 10.3(10) to the 1995 Form 10-K)




             *~(11) The G. B. Dealey Retirement Pension Plan (as Amended and
                    Restated Generally Effective January 1, 1989) (Exhibit 10.3(11) to the 1995 Form 10-K)



             *~(12) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A. (Exhibit 10.3(26) to the 1993 Form 10-K)

             *~(13) A. H. Belo Corporation Supplemental Executive Retirement
                    Plan (Exhibit 10.3(27) to the 1993 Form 10- K)

             *~(14) Trust Agreement dated February 28, 1994, between the
                    Company and Mellon Bank, N. A. (Exhibit 10.3(28) to the 1993 Form 10-K)

             *~(15) Summary of A. H. Belo Corporation Executive Compensation
                    Plan (Exhibit 10.3(15) to the 1995 Form 10-K)



             *~(16) A. H. Belo Corporation 1995 Executive Compensation Plan
                    (Exhibit 10.3(16) to the 1995 Form 10-K)



             *~(17) A. H. Belo Corporation Employee Thrift Plan, effective
                    January 1, 1995 (Exhibit 10.3(17) to the 1995 Form 10-K)



             *~(18) First Amendment to A.H. Belo Corporation Employee Thrift
                    Plan (Exhibit 10.3(18) to the 1995 Form 10-K)




             *~(19) Second Amendment to A. H. Belo Corporation Employee Thrift
                    Plan (Exhibit 10.3(19) to the 1995 Form 10-K)



             *~(20) Master Defined Contribution Trust Agreement by and between
                    A. H. Belo Corporation and Mellon Bank, N.A. (Exhibit 10.3(20) to the 1995 Form 10-K)



             *~(21) First Amendment to Master Defined Contribution Trust
                    Agreement (Exhibit 10.3(21) to the 1995 Form 10-K)

         EXHIBIT
         NUMBER                                   DESCRIPTION
         ------                                   -----------

        *~(22) Second Amendment to Master Defined Contribution Trust
               Agreement (Exhibit 10.3(22) to the Form 10-K)



          *21  Subsidiaries of the Company (Exhibit 21 to the 1995 Form 10-K)



           23  Consent of Ernst & Young LLP



          *27  Financial Data Schedule (Exhibit 27 to the 1995 Form 10-K)


    (b)    Reports on Form 8-K.

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              A. H. BELO CORPORATION


                                              By:  /s/Michael D. Perry
                                              ----------------------------------
                                                   Michael D. Perry
                                                   Senior Vice President
                                                      & Chief Financial Officer


                                              Dated:  April 8, 1996

                              INDEX TO EXHIBITS



    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------

      3.1      Certificate of Incorporation of the Company

      3.2 Certificate of Correction to Certificate of Incorporation dated May 13, 1987

      3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987

      3.4 Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988




      3.6 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988

      3.7 Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988




     10.1(1) Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC




     10.1(3) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS

     10.1(4) Contract for Affiliation between WWL-TV in New Orleans, Louisiana and CBS




     23        Consent of Ernst & Young LLP