Form 10-Q
period 1996-03-31
BELO A H CORP
filed 1996-05-15
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

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

                             YES     X       NO
                                  -------       -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                     OUTSTANDING AT MAY 7, 1996
                        -----                     --------------------------
            Common Stock, $1.67 par value                 44,185,304*

    ______________________

  * Consisting of 34,890,736 shares of Series A Common Stock and 9,294,568 shares of Series B Common Stock.

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

                                    PART I.

ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                    Three months ended March 31,
===============================================================================
In thousands, except per share amounts
(unaudited)                                                 1996        1995
- --------------------------------------------------------------------------------
NET OPERATING REVENUES
    Broadcasting                                         $  70,607   $  69,689
    Newspaper publishing                                   115,871      93,300
    Other                                                      766          50
- --------------------------------------------------------------------------------

         Total net operating revenues                      187,244     163,039
- --------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                   55,935      50,230
    Other production, distribution and operating costs      49,694      43,640
    Newsprint, ink and other supplies                       39,133      29,238
    Depreciation                                            11,635      10,314
    Amortization                                             4,936       4,106
- --------------------------------------------------------------------------------

         Total operating costs and expenses                161,333     137,528
- --------------------------------------------------------------------------------

         Earnings from operations                           25,911      25,511
- --------------------------------------------------------------------------------

OTHER INCOME AND EXPENSE
    Interest expense                                        (8,864)     (6,616)
    Other, net                                               4,341         290
- --------------------------------------------------------------------------------

         Total other income and expense                     (4,523)     (6,326)
- --------------------------------------------------------------------------------

EARNINGS
    Earnings before income taxes                            21,388      19,185
    Income taxes                                             8,664       7,742
- --------------------------------------------------------------------------------

         Net earnings                                    $  12,724   $  11,443
- --------------------------------------------------------------------------------

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE      $     .33   $     .28
- --------------------------------------------------------------------------------

Average shares outstanding                                  38,876      40,266
- --------------------------------------------------------------------------------

Cash dividends declared per share                        $     .08   $    .075
- --------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

================================================================================
In thousands                                             MARCH 31,  December 31,
(Current year unaudited)                                    1996        1995
- --------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and temporary cash investments                  $   14,544   $   12,846
   Accounts receivable, net                                108,410      120,541
   Other current assets                                     30,782       31,919
- --------------------------------------------------------------------------------

        Total current assets                               153,736      165,306
- --------------------------------------------------------------------------------

Property, plant and equipment, at cost:
   Land                                                     26,958       26,708
   Buildings                                               157,261      155,877
   Broadcast equipment                                     160,246      159,909
   Newspaper publishing equipment                          213,461      210,362
   Other                                                    52,464       51,156
   Advance payments on plant and equipment expenditures     12,126        6,479
- --------------------------------------------------------------------------------

        Total property, plant and equipment                622,516      610,491

   Less accumulated depreciation                          (260,119)    (248,650)
- --------------------------------------------------------------------------------

        Net property, plant and equipment                  362,397      361,841
- --------------------------------------------------------------------------------

Intangible assets, net                                     596,697      571,060
Other assets, at cost                                       54,968       55,815
- --------------------------------------------------------------------------------

        Total assets                                    $1,167,798   $1,154,022
================================================================================

A. H. Belo Corporation and Subsidiaries


====================================================================================
In thousands, except share data                             MARCH 31,   December 31,
(Current year unaudited)                                      1996          1995
- ------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                  $    51,535    $   65,039
    Other current liabilities                                   22,852        16,629
- -------------------------------------------------------------------------------------

         Total current liabilities                              74,387        81,668
- -------------------------------------------------------------------------------------

Long-term debt                                                 563,557       557,400
Deferred income taxes                                          116,985       114,729
Other liabilities                                               10,132        11,761


Shareholders' equity:
  Preferred stock, $1.00 par value.  Authorized
     5,000,000 shares; none issued
  Common stock, $1.67 par value.  Authorized
     150,000,000 shares:
     Series A:  Issued 29,084,504 shares at March 31, 1996
       and 28,961,753 shares at December 31, 1995               48,571        48,366
     Series B:  Issued 9,293,867 shares at March 31, 1996
       and 9,280,179 shares at December 31, 1995                15,521        15,498
  Additional paid-in capital                                   101,882        97,930
  Retained earnings                                            239,863       230,203
- -------------------------------------------------------------------------------------

         Total                                                 405,837       391,997

  Deferred compensation - restricted shares                     (3,100)       (3,533)
- -------------------------------------------------------------------------------------

         Total shareholders' equity                            402,737       388,464
- -------------------------------------------------------------------------------------

         Total liabilities and shareholders' equity        $ 1,167,798    $1,154,022
=====================================================================================


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

====================================================================================
                                                        Three months ended March 31,
- ------------------------------------------------------------------------------------
In thousands
(unaudited)                                                    1996          1995
- ------------------------------------------------------------------------------------
OPERATIONS
  Net earnings                                             $  12,724     $  11,443
    Adjustments to reconcile net earnings
      to net cash provided by operations:
        Depreciation and amortization                         16,571        14,420
        Deferred income taxes                                  2,803         1,952
        Non-cash adjustments and allowances                     (203)         (206)
        Other, net                                            (2,437)          544
        Net change in current assets and liabilities:
            Accounts receivable                               11,025         5,246
            Other current assets                                 (54)       (2,952)
            Accounts payable and accrued expenses            (11,403)      (14,053)
            Other current liabilities                          5,321         2,045
- ------------------------------------------------------------------------------------

    Net cash provided by operations                           34,347        18,439
- ------------------------------------------------------------------------------------

INVESTING
  Acquisitions                                               (35,281)     (163,303)

  Capital expenditures                                        (7,078)       (8,838)
  Sale of investment                                           3,750             -
  Other, net                                                     (59)           39
- ------------------------------------------------------------------------------------

    Net cash used for investing                              (38,668)     (172,102)
- ------------------------------------------------------------------------------------

FINANCING
  Borrowings for acquisitions                                 36,415       163,313
  Net proceeds from (payments on) debt                       (29,708)          687
  Payments to repurchase stock                                     -        (8,440)
  Payments of dividends on stock                              (3,064)       (2,986)
  Net proceeds from exercise of stock options                  2,376         1,868
- ------------------------------------------------------------------------------------

    Net cash provided by financing                             6,019       154,442
- ------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments            1,698           779
- ------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period    12,846         9,294
- ------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period       $  14,544     $  10,073
- ------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
  Interest paid, net of amounts capitalized                $   8,872     $   6,324
  Income taxes paid, net of refunds                        $     538     $   5,176
- ------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) On February 1, 1995, Belo acquired television station KIRO-TV in Seattle, Washington. The purchase price was $162,500,000 in cash plus transaction costs. The acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This allocation resulted in intangible assets of $122,767,000, which are being amortized on a straight line basis over 40 years.

         On December 26, 1995, Belo completed the acquisition of the Bryan-College Station Eagle, a daily newspaper serving Bryan-College Station, Texas. The acquisition, which was financed with the revolving credit facility, has been accounted for as a purchase. On January 1, 1996, Belo acquired the Owensboro Messenger-Inquirer, a daily newspaper serving Owensboro, Kentucky. Notes payable, due in various installments over four years, were issued to complete the transaction. The acquisition has been accounted for as a purchase.

(3) In May 1996, the Company completed a public offering of 5,750,000 shares of Series A Common Stock for net proceeds, after deducting estimated expenses associated with the offering, of approximately $198,565,000. The proceeds were used to pay down debt. If the offering and subsequent debt reduction had occurred at January 1, 1996, net earnings per share for the three months ended March 31, 1996, would have been 32 cents per share.

(4) On February 2, 1996, the Company sold its interest in its programming distribution partnership, Maxam Entertainment. A gain of $3,895,000 (6 cents per share) was recorded in connection with the sale.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(5) Earnings and dividends per share for the first quarter of 1995 have been restated to reflect a two-for-one stock split in the form of a stock dividend effected on June 9, 1995.

(6) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


================================================================================
                                            Three months ended March 31,
                                             1996                 1995
- --------------------------------------------------------------------------------
NET OPERATING REVENUES
    Broadcasting                          $   70,607             $ 69,689
    Newspaper publishing                     115,871               93,300
    Other                                        766                   50
- --------------------------------------------------------------------------------

                                          $  187,244             $163,039
================================================================================

EARNINGS FROM OPERATIONS
    Broadcasting                          $   10,213             $ 15,234
    Newspaper publishing                      21,204               15,468
    Other                                     (1,001)              (1,094)
    Corporate expenses                        (4,505)              (4,097)
- --------------------------------------------------------------------------------

                                          $   25,911             $ 25,511
================================================================================

DEPRECIATION AND AMORTIZATION
    Broadcasting                          $    9,990             $  8,858
    Newspaper publishing                       6,358                5,385
    Other                                         31                    6
    Corporate                                    192                  171
- --------------------------------------------------------------------------------

                                          $   16,571             $ 14,420
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the first quarter of 1996 were $12,724,000 (33 cents per share) compared to net earnings of $11,443,000 (28 cents per share) for 1995. Net earnings for 1996 included a gain of $3,895,000 (6 cents per share) on the sale of the Company's interest in its programming distribution partnership.

Total operating revenues of $187,244,000 were 14.8 percent higher than first quarter 1995 revenues of $163,039,000. Broadcast revenues of $70,607,000 were
1.3 percent higher than first quarter 1995 revenues of $69,689,000. First quarter 1996 includes revenues from KIRO-TV in Seattle for three months while 1995 includes only two months of KIRO revenue. On a comparable basis, 1996 revenues for the broadcast division were down 2.7 percent. The decrease was due to lower advertising revenues at the Company's two largest stations, WFAA-TV in Dallas and KHOU-TV in Houston and to a lesser extent at KOTV in Tulsa. These stations experienced declines in nearly all advertising categories, but particularly in automotive advertising. WFAA, an ABC affiliate, also had lower 1996 revenues due to the Super Bowl being on NBC in
1996 and on ABC in 1995.   These declines were partially offset by strong
political advertising revenues at KXTV in Sacramento and an increase in network compensation at KXTV, which changed its affiliation from CBS to ABC in March of 1995. WWL-TV in New Orleans had year-to-year revenue increases in both local and national advertising due to affiliation changes in the market, which resulted in WWL-TV's late newscast being one of only two broadcast in the market during much of the first quarter.

Newspaper publishing revenues of $115,871,000 were 24.2 percent higher than last year's revenues of $93,300,000. The increase is due in part to the acquisition of the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996. Excluding these acquisitions, newspaper publishing revenues increased 17.5 percent over last year. Advertising revenues at The Dallas Morning News, the Company's principal newspaper, increased 18.5 percent. Classified revenues were up due to rate increases in 1995 and early 1996, offset somewhat by a slight decline in volume, mostly in automotive and real estate advertising. Retail and general advertising revenues were up due to both rate and volume increases. The grand opening of a Nordstrom department store in Dallas contributed to the advertising volume increase in first quarter 1996. Circulation revenues were up at The Dallas Morning News by nearly 10 percent due to rate increases in the fourth quarter of 1995 and the first quarter of 1996. Circulation volume was down from last year both daily (2.5 percent) and Sunday (1.9 percent).

Operating expenses during the first quarter of 1996 were $161,333,000, or 17.3 percent higher than in the same period of 1995. Adjusting for the two newspaper acquisitions and excluding one month of KIRO-TV results in 1996, comparable operating expenses were up 10.8 percent. Newsprint, ink and other supplies expense increased nearly 34 percent (30.2 percent excluding acquisitions) due principally to higher newsprint prices. Newsprint prices escalated throughout 1995, but beginning in the second quarter of 1996, prices are expected to decline. However, year-to-year comparisons of newsprint, ink and other supplies expense may continue to be unfavorable through the second quarter of 1996. Wage increases and the acquisitions contributed to the increase in salaries, wages and employee benefits. Other production, distribution and operating costs were higher due to the acquisitions, increases in programming costs at KIRO-TV, higher advertising and promotion expenses at The Dallas Morning News and expenses associated with election coverage. Depreciation and amortization expenses in 1996 were higher because of recent acquisitions.

First quarter 1996 interest expense of $8,864,000 was higher than interest expense in the first quarter of 1995 due to increased debt levels, offset somewhat by lower average rates. Average debt increased substantially in first quarter 1996 over first quarter 1995 due to the acquisitions noted previously and 1995 treasury share purchases. In May 1996, the Company completed a public offering of 5,750,000 shares of Series A Common Stock. The net proceeds of
approximately $198,565,000 were used to pay down debt.   See further discussion
in "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations is the Company's primary source of liquidity. During the first quarter of 1996, net cash provided by operations was $34,347,000, compared to $18,439,000 for the first quarter of 1995. The increase was primarily due to changes in working capital. Collections of accounts receivable increased due to the KIRO acquisition, and first quarter
1996 payments for bonuses and taxes were lower than in 1995.   Cash from
operations was more than sufficient to fund capital expenditures and the payment of dividends.

On January 1, 1996, the Company acquired the Owensboro Messenger-Inquirer, a daily newspaper serving Owensboro, Kentucky. Notes payable, due in various installments over four years, were issued in connection with the transaction. The acquisition was accounted for as a purchase.

The Company is a party to an $800,000,000 variable rate revolving credit
agreement with a syndicate of 14 banks.   At March 31, 1996, borrowings under
the agreement were $395,000,000. The agreement expires on July 28, 2000 with an extension to July 28, 2001 at the request of the Company and with the consent of the participating banks. The agreement contains certain covenants, including the maintenance of cash flow in relation to both the Company's leverage and its fixed charges as well as a limitation on repurchases of the Company's stock. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are classified as long-term. At March 31, 1996, $152,500,000 in short-term notes were outstanding. Total debt outstanding increased $6,707,000 from December 31, 1995. The increase was due to borrowings for the Owensboro acquisition, partially offset by cash received from other sources, including operations and stock option exercises.

Because substantially all of the Company's outstanding debt is currently at floating interest rates, the Company is subject to interest rate volatility. Weighted average interest rates for the first quarter of 1996 were approximately 5.8 percent.

At March 31, 1996, the Company's ratio of total debt to total capitalization was 58.3 percent, relatively unchanged as compared to a ratio of 58.9 percent at the end of 1995. In May 1996, the Company completed a public offering of 5,750,000 shares of Series A Common Stock for net proceeds of approximately $198,565,000. The proceeds from the offering were used to repay existing debt to provide liquidity for general corporate purposes, including possible future acquisitions. Assuming the transaction were complete at March 31, 1996, the Company's ratio of total debt to total capitalization would have been 37.8 percent.

Capital expenditures for the first quarter were $7,078,000. Capital projects for the period included building renovations and the purchase of property and equipment. The Company expects to finance future capital expenditures using net cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

The Company paid dividends of $3,064,000 or 8 cents per share on Series A and Series B Common Stock outstanding during the first quarter of 1996 compared to $2,986,000 (7.5 cents per share) during the first quarter of 1995. The Company declared a quarterly dividend of 11 cents per share payable in the second quarter of 1996.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

    There are a number of legal proceedings pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the operations or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

    On February 28, 1996, the Company's Board of Directors authorized the amendment and restatement of the Company's preferred share purchase rights plan, which was originally adopted in 1986 and was scheduled to expire in March 1996. The amended and restated rights plan (the "Plan"), which will expire in 2006, changes the initial exercise price of the rights, and adds provisions which offer protection against certain stock accumulations by allowing the existing holders of rights, upon certain events, to purchase shares of Company stock at a substantial discount. The Plan was further amended to permit the exchange of rights for shares of the Company's common stock, upon the occurrence of certain triggering events.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit

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


                                     A. H. BELO CORPORATION



May  15, 1996                        By: /s/ Michael D. Perry
                                         -----------------------------
                                            Michael D. Perry
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


                                                                   SEQ.
EXHIBIT                                                            PAGE
NUMBER                    DESCRIPTION                             NUMBER
- ------                    -----------                             ------
    27                    Financial Data Schedule                  n/a