Form 10-Q
period 1996-06-30
BELO A H CORP
filed 1996-08-09
CIK 356080

================================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

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

                             YES     X       NO
                                   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT  JULY 31, 1996
          -----                                    -----------------------------
Common Stock, $1.67 par value                                44,260,024*


- ---------------------
* Consisting of 34,949,525 shares of Series A Common Stock and 9,310,499 shares of Series B Common Stock.


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


                                    PART I.

ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                       Three months                        Six months
                                                                      ended June 30,                      ended June 30,
==================================================================================================================================
In thousands, except per share amounts
(unaudited)                                                      1996              1995               1996             1995
- ----------------------------------------------------------------------------------------------------------------------------------
- -NET OPERATING REVENUES
    Broadcasting                                              $  90,385          $  88,276         $ 160,992         $ 157,965
    Newspaper publishing                                        121,682            101,166           237,553           194,466
    Other                                                           752                327             1,518               377
- ----------------------------------------------------------------------------------------------------------------------------------
          Total net operating revenues                          212,819            189,769           400,063           352,808
- ----------------------------------------------------------------------------------------------------------------------------------
- -OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                        57,136             52,238           113,071           102,468
    Other production, distribution and operating costs           52,063             49,694           101,757            93,334
    Newsprint, ink and other supplies                            39,118             33,067            78,251            62,305
    Depreciation                                                 11,504             10,769            23,139            21,083
    Amortization                                                  4,945              4,357             9,881             8,463
- ----------------------------------------------------------------------------------------------------------------------------------
          Total operating costs and expenses                    164,766            150,125           326,099           287,653
- ----------------------------------------------------------------------------------------------------------------------------------
          Earnings from operations                               48,053             39,644            73,964            65,155
- ----------------------------------------------------------------------------------------------------------------------------------

- -OTHER INCOME AND EXPENSE
    Interest expense                                             (6,287)            (7,607)          (15,151)          (14,223)
    Other, net (Notes 4 and 5)                                      604              3,033             4,945             3,323
- ----------------------------------------------------------------------------------------------------------------------------------
          Total other income and expense                         (5,683)            (4,574)          (10,206)          (10,900)
- ----------------------------------------------------------------------------------------------------------------------------------

- -EARNINGS
    Earnings before income taxes                                 42,370             35,070            63,758            54,255
    Income taxes                                                 16,874             13,872            25,538            21,614
- ----------------------------------------------------------------------------------------------------------------------------------
          Net earnings                                        $  25,496          $  21,198         $  38,220         $  32,641
- ----------------------------------------------------------------------------------------------------------------------------------

- -EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE              $     .60          $     .53         $     .94         $     .81
- ----------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding (Note 3)                              42,556             40,044            40,753            40,148
- ----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                             $     .11          $     .08         $     .19         $    .155
- ----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

==================================================================================================================================
In thousands                                                                  June 30,                          December 31,
(Current year unaudited)                                                        1996                                1995
- ----------------------------------------------------------------------------------------------------------------------------------
- -ASSETS

Current assets:
   Cash and temporary cash investments                                    $          15,169                   $       12,846
   Accounts receivable, net                                                         123,181                          120,541
   Other current assets                                                              25,889                           31,919
- ----------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                         164,239                          165,306
- ----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                              26,958                           26,708
   Buildings                                                                        157,401                          155,877
   Broadcast equipment                                                              161,619                          159,909
   Newspaper publishing equipment                                                   213,454                          210,362
   Other                                                                             53,619                           51,156
   Advance payments on plant and equipment expenditures                              22,860                            6,479
- ----------------------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                          635,911                          610,491

   Less accumulated depreciation                                                   (271,444)                        (248,650)
- ----------------------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                            364,467                          361,841
- ----------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                              591,751                          571,060
Other assets, at cost                                                                55,787                           55,815
- ----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                       $       1,176,244                   $    1,154,022
==================================================================================================================================

A. H. Belo Corporation and Subsidiaries


==================================================================================================================================
In thousands, except share data                                                   June 30,                   December 31,
(Current year unaudited)                                                            1996                         1995
- ----------------------------------------------------------------------------------------------------------------------------------
- -LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                         $   60,125                    $   65,039
   Other current liabilities                                                         23,220                        16,629
- ----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     83,345                        81,668
- ----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      338,557                       557,400
Deferred income taxes                                                               118,144                       114,729
Other liabilities                                                                    10,307                        11,761

Shareholders' equity:
   Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
   Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
   Series A:  Issued  34,925,463 shares at June 30, 1996
       and 28,961,753 shares at December 31, 1995                                    58,325                        48,366
   Series B:  Issued 9,303,526 shares at June 30, 1996
       and 9,280,179 shares at December 31, 1995                                     15,537                        15,498
   Additional paid-in capital                                                       293,711                        97,930
   Retained earnings                                                                261,137                       230,203
- ----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                        628,710                       391,997

   Deferred compensation - restricted shares                                         (2,819)                       (3,533)
- ----------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                   625,891                       388,464
- ----------------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                          $1,176,244                    $1,154,022
==================================================================================================================================



See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                                              Six months
                                                                                            ended June 30,
==================================================================================================================================
In thousands
(unaudited)                                                                         1996                          1995
- ----------------------------------------------------------------------------------------------------------------------------------
- -OPERATIONS
   Net earnings                                                                   $  38,220                      $  32,641
       Adjustments to reconcile net earnings
         to net cash provided by operations:
           Depreciation and amortization                                             33,020                         29,546
           Deferred income taxes                                                      3,770                          3,942
           Non-cash adjustments and allowances                                          (23)                           876
           Other, net                                                                (1,631)                            75
           Net change in current assets and liabilities:
               Accounts receivable                                                   (3,926)                       (11,092)
               Other current assets                                                   5,031                         (3,200)
               Accounts payable and accrued expenses                                 (3,643)                       (13,794)
               Other current liabilities                                              7,277                           (192)
- ----------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operations                                           78,095                         38,802
- ----------------------------------------------------------------------------------------------------------------------------------

- -INVESTMENTS
       Acquisitions                                                                 (35,281)                      (163,303)
       Capital expenditures                                                         (20,843)                       (18,438)
       Sale of investment                                                             3,750                          4,327
       Other, net                                                                       133                            313
- ----------------------------------------------------------------------------------------------------------------------------------
           Net cash used for investments                                            (52,241)                      (177,101)
- ----------------------------------------------------------------------------------------------------------------------------------

- -FINANCING
       Net proceeds from sale of stock                                              198,513                              -
       Borrowings for acquisitions                                                   36,415                        163,313
       Net proceeds from (payments on) debt                                        (254,983)                         5,687
       Payments to repurchase stock                                                       -                        (28,795)
       Payments of dividends on stock                                                (7,286)                        (6,141)
       Net proceeds from exercise of stock options                                    3,810                          5,061
- ----------------------------------------------------------------------------------------------------------------------------------
           Net cash (used for) provided by financing                                (23,531)                       139,125
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                                   2,323                            826
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                           12,846                          9,294
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                             $   15,169                     $   10,120
==================================================================================================================================

- -SUPPLEMENTAL DISCLOSURES
   Interest paid, net of amounts capitalized                                     $   15,756                     $   13,810
   Income taxes paid, net of refunds                                             $   14,504                     $   18,298
- ----------------------------------------------------------------------------------------------------------------------------------


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) On February 1, 1995, Belo acquired television station KIRO-TV in Seattle, Washington and on December 26, 1995, Belo completed the acquisition of the Bryan-College Station Eagle, a daily newspaper serving Bryan-College Station, Texas. On January 1, 1996, Belo acquired the Owensboro Messenger-Inquirer, a daily newspaper serving Owensboro, Kentucky.

         The operations of these three entities are included in the consolidated condensed financial statements as of each of the respective acquisition dates. Pro forma financial results are not included herein due to immateriality.

(3) In May 1996, the Company completed an equity offering of 5,750,000 shares of Series A Common Stock for net proceeds of approximately $198,500,000, after deducting expenses associated with the offering. The proceeds were used to pay down debt. If the offering and subsequent debt reduction had occurred at January 1, 1996, net earnings per share for the six months ended June 30, 1996, would have been 91 cents per share.

(4) On February 2, 1996, the Company sold its interest in its programming distribution partnership, Maxam Entertainment. A net gain of $2,337,000 (6 cents per share) was recorded in connection with the sale.

(5) In June 1995, Belo sold its investment in 15,267 shares of Stauffer Communications, Inc. stock for $4,327,000. The carrying value of the stock was $1,921,000, resulting in a net gain of $1,564,000 (4 cents per share).

(6) On July 31, 1996, the Company entered into a new credit facility for borrowings up to $1,000,000,000 with a syndicate of 18 banks led by Texas Commerce Bank, Bank of America, Bank of Tokyo-Mitsubishi, and NationsBank. The facility replaces a previously existing $800,000,000 revolving credit facility, under which borrowings at July 31, 1996 were $220,000,000. These borrowings were refinanced under the new facility. The new agreement expires on July 31, 2001 with extensions to July 31, 2003 at the request of the Company and with the consent of the participating banks. The agreement also provides for a facility fee ranging up to 18.75 basis points on the total commitment. Loans under the new agreement bear interest at a rate based, at the option of the Company, on the agent's alternate base rate, certificate of deposit rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. The agreement requires the

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


         Company to maintain, as of the end of each quarter and measured over the preceding four quarters, (i) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0, (ii) a Funded Debt to Pro Forma Operating Cash Flow ratio (excluding subordinated debt) not exceeding 5.0 to 1.0, and (iii) an Interest Coverage ratio of not less than 2.5 to 1.0. At July 31, 1996, the Company was in compliance with these requirements.

(7) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


==================================================================================================================================
                                                       Three months ended                   Six months ended
                                                            June 30,                            June 30,
                                                   1996                 1995            1996                 1995
- ----------------------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                             $    90,385          $      88,276          $    160,992       $  157,965
     Newspaper publishing                         121,682                101,166               237,553          194,466
     Other                                            752                    327                 1,518              377
- ----------------------------------------------------------------------------------------------------------------------------------
                                              $   212,819          $     189,769          $    400,063       $  352,808
==================================================================================================================================

EARNINGS FROM OPERATIONS
     Broadcasting                             $    27,616          $      26,526          $     37,829       $   41,760
     Newspaper publishing                          25,659                 17,919                46,863           33,387
     Other                                              7                   (922)                 (994)          (2,016)
     Corporate expenses                            (5,229)                (3,879)               (9,734)          (7,976)
- ----------------------------------------------------------------------------------------------------------------------------------
                                              $    48,053          $      39,644          $     73,964       $   65,155
==================================================================================================================================

DEPRECIATION AND AMORTIZATION
     Broadcasting                             $     9,843          $       9,622          $     19,833       $   18,480
     Newspaper publishing                           6,370                  5,327                12,728           10,712
     Other                                             45                      1                    76                7
     Corporate                                        191                    176                   383              347
- ----------------------------------------------------------------------------------------------------------------------------------
                                              $    16,449          $      15,126          $     33,020       $   29,546
==================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the second quarter of 1996 were $25,496,000 (60 cents per share) compared to second quarter 1995 net earnings of $21,198,000 (53 cents per share). Year-to-date earnings in 1996 were $38,220,000 (94 cents per share) versus $32,641,000 (81 cents per share) for the same period in 1995. First quarter 1996 included a net gain of $2,337,000 (6 cents per share) on the sale of the Company's interest in its programming distribution partnership. The 1995 quarter and year-to-date periods included a net gain of $1,564,000 (4 cents per share) on the sale of the Company's investment in Stauffer Communications, Inc. common stock. Excluding these items, comparable 1996 and 1995 earnings per share were 60 cents and 49 cents for the quarter and 88 cents and 77 cents for the year-to-date period.

    Total revenues for the three and six-month periods ended June 30, 1996 were $212,819,000 and $400,063,000, respectively. Revenues in 1995 for the same periods were $189,769,000 and $352,808,000. The increases of 12.1 percent and
13.4 percent over 1995 revenues were due in part to acquisitions (KIRO-TV in February 1995, the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996). Excluding the effect of these acquisitions, total net operating revenues increased 8.6 percent and 8.9 percent for the three and six-month periods, respectively.

    Broadcasting revenues for the second quarter and year-to-date 1996 were $90,385,000 and $160,992,000, respectively, compared to $88,276,000 and
$157,965,000 in 1995. The 2.4 percent quarter-to-quarter increase is due primarily to revenue gains at the Company's Seattle and New Orleans stations, offset by declines at the Company's Dallas and Houston stations. The revenue gains at KIRO-TV in Seattle were attributable to the broadcast of Mariners' baseball and improved ratings. WWL-TV in New Orleans, which is consistently rated number one in its market, had increased revenues in all advertising categories. The declines at WFAA-TV in Dallas and KHOU-TV in Houston were due mostly to softness in national spot advertising revenues. Revenues improved at KIRO and WWL for the year-to-date period as well, and also at KXTV in Sacramento. Gains at KXTV were due to strong political advertising and the benefit of a March 1995 network affiliation change from CBS to ABC. These stations' revenue increases, however, were offset by unfavorable six-month revenue comparisons at each of the Company's other broadcast stations, most notably at WFAA and KHOU. National revenue weakness at these two stations may continue for the balance of 1996.

    Newspaper publishing revenues for the three and six-month periods of 1996 were $121,682,000 and $237,553,000, respectively, compared to $101,166,000 and
$194,466,000 for the same periods in 1995. The gains of 20.3 percent for the quarter and 22.2 percent for the year-to-date were partly attributable to publishing acquisitions in December 1995 and January 1996. Excluding the effect of these two acquisitions, revenues increased 13.6 percent for the quarter and 15.5 percent year-to-date. For the quarter, revenues at The Dallas Morning News increased due to higher advertising rates in retail, general and classified that were offset only slightly by volume declines in retail and classified linage. General linage volumes improved over 1995 due to new advertising in several automotive categories. For the year-to-date period, The Dallas Morning News had similar revenue gains from higher rates in all categories, offset some by volume declines in classified advertising, primarily automotive and real estate. Circulation revenues were higher for both the quarter and year-to-date periods due to higher rates, offset somewhat by declines in both daily and Sunday volume.

    Operating expenses for the quarter and year-to-date periods in 1996 were $164,766,000 and $326,099,000 compared to $150,125,000 and $287,653,000 in
1995. The acquisitions noted previously account for much of the 9.8 percent and 13.4 percent increases for the three and six-month periods. Excluding the effect of the acquisitions, expenses were up 6 percent and 8.3 percent, respectively. For both the quarter and year-to-date, the majority of the increase is attributable to higher newsprint, ink and other supplies expense, which increased by 15.1 percent and 22.2 percent, respectively, excluding the effect of acquisitions. Newsprint prices escalated throughout 1995, but beginning in the second quarter of 1996, prices began to decline somewhat. However, year-to-year comparisons continue to be unfavorable. Should price decreases continue, comparisons for the last half of 1996 could be favorable. Excluding the effect of acquisitions, all other cost categories had increases of less than 5 percent over 1995 for the three and six-month periods.

    Interest expense for the three and six-month periods of 1996 was $6,287,000 and $15,151,000, respectively, compared to $7,607,000 and $14,223,000 in 1995.
The 17.4 percent decrease for the three-month period is due to both lower average debt and lower rates. Lower debt levels for the quarter were the result of the application of the net proceeds (after all offering expenses) of approximately $198,500,000 from the Company's equity offering of 5,750,000 shares of Series A Common Stock on May 7, 1996. Interest expense for the first six months of 1996 was higher than the same period in 1995 due to higher average debt levels, offset somewhat by lower revolving rates. Higher debt levels in 1996 reflect the acquisitions of KIRO-TV in February 1995, the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996.

    Income tax expense for the three and six-month periods in 1996 was $16,874,000 and $25,538,000, respectively, representing effective rates of 39.8 percent and 40.1 percent. In 1995, income taxes for the comparable periods were $13,872,000 and $21,614,000 or 39.6 percent and 39.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations is the Company's primary source of liquidity. During the six months ended June 30, 1996, net cash provided by operations was $78,095,000, compared to $38,802,000 for the first six months of 1995. The increase was due to an increase in net earnings and working capital changes. Accounts receivable increased significantly during the first six months of 1995 following the acquisition of KIRO in February 1995, while 1996 accounts receivable did not increase as much with the January acquisition of the Owensboro Messenger-Inquirer. The change in other current assets was due to lower newsprint inventory levels at the end of June 1996, both because of recent price decreases and because of lower on-hand quantities. The change in accounts payable and accrued expenses was due to higher 1995 payments for
capital expenditures, inventory purchases and performance-based bonuses.   The
change in other current liabilities was due to lower payments for income taxes in the first half of 1996 compared to 1995. Cash from operations was more than sufficient to fund capital expenditures and the payment of dividends.

    At June 30, 1996, the Company had borrowings under an $800,000,000 variable rate revolving credit agreement of $230,000,000. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term unsecured notes through its revolving credit facility, short-term borrowings are classified as long-term. At June 30, 1996, $92,500,000 in short-term notes were outstanding. Total debt outstanding, including the current portion of long term debt, decreased $218,568,000 from December 31, 1995. The decrease was due to the application of the net proceeds from the equity offering of approximately $198,500,000 plus debt paydowns using cash from operations.

    On July 31, 1996, the Company entered into a new credit facility for borrowings up to $1,000,000,000 with a syndicate of 18 banks led by Texas Commerce Bank, Bank of America, Bank of Tokyo-Mitsubishi, and NationsBank. The facility replaces the previously existing $800,000,000 revolving credit facility, under which borrowings at July 31, 1996 were $220,000,000. These borrowings were refinanced under the new facility. For additional information regarding this new credit facility, see Note 6 to the Consolidated Condensed Financial Statements.

    For the four quarters ended June 30, 1996, the Company's ratio of funded debt to pro forma operating cash flow, as defined in the new credit facility, was 1.59 compared to 2.77 for the four quarters ended December 31, 1995. The decrease was due to the application of the net proceeds from the May 1996 equity offering to existing debt.

    Because substantially all of the Company's outstanding debt is currently at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate for the first half of 1996 was approximately
5.8 percent.

    Capital expenditures for the six months ended June 30, 1996 were $20,843,000. Capital projects for the period included building renovations and the purchase of property and equipment. The Company expects to finance future capital expenditures using net cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

    The Company paid dividends of $7,286,000 or 19 cents per share on Series A and Series B Common Stock outstanding during the first half of 1996 compared to $6,141,000 (15.5 cents per share) during the same period in 1995.


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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held on May 8, 1996. Reference is hereby made to the Proxy statement filed as Exhibit 22 of Item 6(a). All nominees standing for election as directors were elected. (See "Election of Directors" on page 7 of the Proxy Statement). The following chart indicates the number of votes cast with respect to each nominee for director.

                                                                      Broker
   Nominee                          For            Withheld         Non-Votes
   --------                         ----           ---------        ---------
   John W. Basset, Jr.            99,824,872       4,132,375           n/a
   Lester A. Levy                 99,814,020       4,143,227           n/a
   Burl Osborne                  103,955,885           1,362           n/a
   J. McDonald Williams           99,825,245       4,132,002           n/a

    As of May 31, 1996, after giving effect to the Company's equity offering in May 1996, all directors and officers of the Company as a group (17 persons) beneficially owned 3,271,520 shares of Series A Common Stock and 4,706,474 shares of Series B Common Stock, representing in the aggregate, approximately 19.4% of the total number (and approximately 40% of the total voting power) of all outstanding shares of Common Stock.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 10.4(1) Credit Agreement dated as of July 31, 1996 among the Company and Texas Commerce Bank, National Association as administrative agent, The Chase Manhattan Bank, as competitive advance facility agent, Bank of America National Trust and Savings Association and Bank of Tokyo- Mitsubishi, Ltd. as co-syndication agents, NationsBank as documentation agent and Societe Generale and The Fuji Bank, Limited as co-agents

         Exhibit 27       Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               A. H. BELO CORPORATION


August 9, 1996                                 By: /s/ Michael D. Perry
                                                   ----------------------------
                                                   Michael D. Perry
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                                      SEQ.
EXHIBIT                                                                                               PAGE
NUMBER                    DESCRIPTION                                                                 NUMBER
- ------                    -----------                                                                 ------
 10.4(1)                  Credit Agreement  dated  as of July 31, 1996
                          among the Company and Texas Commerce Bank, National
                          Association as administrative agent, The Chase Manhattan Bank, as competitive advance facility agent, Bank of America National
                          Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd.
                          as co-syndication agents, NationsBank as documentation agent and Societe Generale and The Fuji Bank, Limited as co-agents

   27                     Financial Data Schedule                                                  ----------
