Form 10-Q
period 1996-09-30
BELO A H CORP
filed 1996-11-05
CIK 356080

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED:  SEPTEMBER 30,  1996
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

                                YES  X   NO
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          OUTSTANDING AT  OCTOBER 31, 1996
            -----                          --------------------------------
  Common Stock, $1.67 par value                       39,025,277


-----------------------

* Consisting of 29,785,057 shares of Series A Common Stock and 9,240,220 shares of Series B Common Stock.
===============================================================================

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

                                   PART I.


ITEM 1.          FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                         Three months               Nine months
                                                                      ended September 30,       ended September 30,
=====================================================================================================================
In thousands, except per share amounts
(unaudited)                                                              1996        1995           1996        1995
---------------------------------------------------------------------------------------------------------------------
- NET OPERATING REVENUES
      Broadcasting                                                   $ 79,803     $ 78,678     $ 240,795    $ 236,643
      Newspaper publishing                                            121,575      102,433       359,128      296,899
      Other                                                               769        1,340         2,287        1,717
---------------------------------------------------------------------------------------------------------------------
         Total net operating revenues                                 202,147      182,451       602,210      535,259
---------------------------------------------------------------------------------------------------------------------
- OPERATING COSTS AND EXPENSES
      Salaries, wages and employee benefits                            58,403       52,681       171,474      155,149
      Other production, distribution and operating costs               56,050       50,900       157,807      144,234
      Newsprint, ink and other supplies                                35,236       35,833       113,487       98,138
      Depreciation                                                     11,077       10,555        34,216       31,638
      Amortization                                                      4,946        4,357        14,827       12,820
---------------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses                           165,712      154,326       491,811      441,979
---------------------------------------------------------------------------------------------------------------------
         Earnings from operations                                      36,435       28,125       110,399       93,280
---------------------------------------------------------------------------------------------------------------------
- OTHER INCOME AND EXPENSE
      Interest expense                                                 (5,380)      (7,486)      (20,531)     (21,709)
      Other, net (Notes 3 and 4)                                          436          453         5,381        3,776
---------------------------------------------------------------------------------------------------------------------
         Total other income and expense                                (4,944)      (7,033)      (15,150)     (17,933)
---------------------------------------------------------------------------------------------------------------------
- EARNINGS
      Earnings before income taxes                                     31,491       21,092        95,249       75,347
      Income taxes                                                     12,565        8,300        38,103       29,914
---------------------------------------------------------------------------------------------------------------------
         Net earnings                                                $ 18,926     $ 12,792     $  57,146    $  45,433
---------------------------------------------------------------------------------------------------------------------
- EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                    $    .42     $    .33     $    1.36    $    1.14
---------------------------------------------------------------------------------------------------------------------
Average shares outstanding (Note 2)                                    44,964       39,359        42,142       39,888
---------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                    $    .22     $    .16     $     .41    $    .315
---------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

=====================================================================================================================
In thousands                                                          September 30,           December 31,
(Current year unaudited)                                                   1996                   1995
---------------------------------------------------------------------------------------------------------------------
- ASSETS

Current assets:
    Cash and temporary cash investments                               $     15,800             $   12,846
    Accounts receivable, net                                               115,384                120,541
    Other current assets                                                    28,523                 31,919
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                              159,707                165,306
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                                                    27,327                 26,708
    Buildings                                                              158,562                155,877
    Broadcast equipment                                                    162,744                159,909
    Newspaper publishing equipment                                         213,781                210,362
    Other                                                                   54,145                 51,156
    Advance payments on plant and equipment expenditures                    28,366                  6,479
---------------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                               644,925                610,491

    Less accumulated depreciation                                         (281,860)              (248,650)
---------------------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                 363,065                361,841
---------------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                     587,164                571,060
Other assets, at cost                                                       99,653                 55,815
---------------------------------------------------------------------------------------------------------------------
         Total assets                                                 $  1,209,589             $1,154,022
=====================================================================================================================

A. H. Belo Corporation and Subsidiaries


=====================================================================================================================
In thousands, except share data                                       September 30,           December 31,
(Current year unaudited)                                                   1996                   1995
---------------------------------------------------------------------------------------------------------------------
- LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                            $     59,412              $   65,039
    Other current liabilities                                              19,657                  16,629
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                         79,069                  81,668
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                            361,657                 557,400
Deferred income taxes                                                     120,298                 114,729
Other liabilities                                                          10,876                  11,761

Shareholders' equity:
    Preferred stock, $1.00 par value.  Authorized
       5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized
       150,000,000 shares:
       Series A:  Issued 35,066,733 shares at September 30, 1996
         and 28,961,753 shares at December 31, 1995                        58,561                  48,366
       Series B:  Issued 9,233,902 shares at September 30, 1996
         and 9,280,179 shares at December 31, 1995                         15,421                  15,498
    Additional paid-in capital                                            295,692                  97,930
    Retained earnings                                                     270,320                 230,203
---------------------------------------------------------------------------------------------------------------------
         Total                                                            639,994                 391,997

    Deferred compensation - restricted shares                              (2,305)                 (3,533)
---------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       637,689                 388,464
---------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity              $  1,209,589              $1,154,022
=====================================================================================================================


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                                    Nine months
                                                                               ended September 30,
=====================================================================================================================
In thousands
(unaudited)                                                                1996                    1995
---------------------------------------------------------------------------------------------------------------------
- OPERATIONS
    Net earnings                                                       $   57,146                $  45,433
         Adjustments to reconcile net earnings
           to net cash provided by operations:
             Depreciation and amortization                                 49,043                   44,458
             Deferred income taxes                                          6,244                    4,024
             Non-cash adjustments and allowances                              (54)                     399
             Other, net                                                    (1,373)                  (3,382)
             Net change in current assets and liabilities:
                 Accounts receivable                                        3,902                   (8,518)
                 Other current assets                                       2,122                   (8,580)
                 Accounts payable and accrued expenses                     (4,357)                  (5,617)
                 Other current liabilities                                   (712)                  (6,495)
---------------------------------------------------------------------------------------------------------------------
             Net cash provided by operations                              111,961                   61,722
---------------------------------------------------------------------------------------------------------------------
- INVESTMENTS
         Acquisitions                                                     (74,091)                (163,303)
         Capital expenditures                                             (30,105)                 (28,683)
         Sale of investment                                                 3,750                    4,327
         Other, net                                                        (4,158)                     392
---------------------------------------------------------------------------------------------------------------------
             Net cash used for investments                               (104,604)                (187,267)
---------------------------------------------------------------------------------------------------------------------
- FINANCING
         Net proceeds from sale of stock                                  198,513                        -
         Borrowings for acquisitions                                       75,180                  163,313
         Net proceeds from (payments on) debt                            (270,786)                  14,687
         Payments to repurchase stock                                           -                  (49,386)
         Payments of dividends on stock                                   (12,156)                  (9,228)
         Net proceeds from exercise of stock options                        4,846                    8,245
---------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used for) financing                     (4,403)                 127,631
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                         2,954                    2,086
---------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                 12,846                    9,294
---------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                   $   15,800                $  11,380
=====================================================================================================================
- SUPPLEMENTAL DISCLOSURES
    Interest paid, net of amounts capitalized                          $   20,700                $  23,019
    Income taxes paid, net of refunds                                  $   32,196                $  31,443
---------------------------------------------------------------------------------------------------------------------


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) In May 1996, the Company completed an equity offering of 5,750,000 shares of Series A Common Stock for net proceeds of approximately $198,500,000. The proceeds were used to pay down debt. If the offering and subsequent debt reduction were assumed to have occurred at January 1, 1996, net earnings per share for the nine months ended September 30, 1996, would have been $1.33 per share.

(3) On February 2, 1996, the Company sold its interest in its programming distribution partnership, Maxam Entertainment. A net gain of $2,337,000 (6 cents per share) was recorded in connection with the sale.

(4) In June 1995, A. H. Belo Corporation ("Belo") sold its investment in 15,267 shares of Stauffer Communications, Inc. stock for $4,327,000. The carrying value of the stock was $1,921,000, resulting in a net gain of $1,564,000 (4 cents per share).

(5) On July 31, 1996, the Company entered into a new credit facility for borrowings up to $1,000,000,000 with a syndicate of 18 banks led by Texas Commerce Bank, Bank of Tokyo-Mitsubishi, Bank of America, and NationsBank. The facility replaced a previously existing $800,000,000 revolving credit facility, the borrowings under which were refinanced under the new facility. The new agreement expires on July 31, 2001 with extensions to July 31, 2003 at the request of the Company and with the consent of the participating banks. The agreement also provides for a facility fee of up to 18.75 basis points on the total commitment. Loans under the new agreement bear interest at a rate based, at the option of the Company, on the agent's alternate base rate, certificate of deposit rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. Among other things, the agreement requires the Company to maintain, as of the end of each quarter and measured over the preceding four quarters, (i) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0,
         (ii) a Funded Debt to Pro Forma Operating Cash Flow ratio (excluding subordinated debt) not exceeding 5.0 to 1.0, and (iii) an Interest Coverage ratio of not less than 2.5 to 1.0, all as such terms are defined in the agreement. At September 30, 1996, the Company was in compliance with these requirements.

(6) In September 1996, the Board of Directors increased the Company's current stock repurchase authorization from 3,600,000 shares to 13,600,000 shares. In addition, the Company has in place a repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually. As of September 30, 1996, no shares had been repurchased in 1996. The Company repurchased 6,061,000 shares of its stock for an aggregate cost of approximately $224,000,000 from October 1 through November 1, 1996, funded primarily through borrowings under its revolving credit facility.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


(7) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):

=====================================================================================================================
                                                  Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                                   1996          1995           1996          1995
---------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Broadcasting                               $  79,803      $  78,678     $  240,795     $ 236,643
    Newspaper publishing                         121,575        102,433        359,128       296,899
    Other                                            769          1,340          2,287         1,717
---------------------------------------------------------------------------------------------------------------------
                                               $ 202,147      $ 182,451     $  602,210     $ 535,259
=====================================================================================================================
EARNINGS FROM OPERATIONS
    Broadcasting                               $  16,804      $  17,311     $   54,633     $  59,071
    Newspaper publishing                          26,757         15,767         73,620        49,154
    Other                                           (112)        (1,025)        (1,106)       (3,041)
    Corporate expenses                            (7,014)        (3,928)       (16,748)      (11,904)
---------------------------------------------------------------------------------------------------------------------
                                               $  36,435      $  28,125     $  110,399     $  93,280
=====================================================================================================================
DEPRECIATION AND AMORTIZATION
    Broadcasting                               $   9,554      $   9,690     $   29,387     $  28,170
    Newspaper publishing                           6,172          5,043         18,900        15,755
    Other                                             54              6            130            13
    Corporate                                        243            173            626           520
---------------------------------------------------------------------------------------------------------------------
                                               $  16,023      $  14,912     $   49,043     $  44,458
=====================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENT

    On September 26, 1996, the Company announced the acquisition of The Providence Journal Company ("PJC") in a proposed merger valued at approximately $1.5 billion. Under the terms of the definitive merger agreement, the stockholders of PJC will receive $12.33 in cash and 0.5333 shares of the Company's Series A Common Stock for each PJC share, subject to certain allocation and proration provisions. The transaction is expected to result in
(i) the issuance of approximately 25.4 million Series A shares, and (ii) the payment of approximately $587 million in cash to PJC shareholders. The transaction, which is expected to close during the first half of 1997, pending regulatory and shareholder approvals, will be dilutive to the Company's earnings primarily due to the amortization of goodwill resulting from the transaction, and start-up losses from PJC's early-stage cable channel investments. There will be no impact on the Company's 1996 earnings. Upon completion of the merger, Belo would own two television stations in the Seattle, Washington market (KIRO and KING). In accordance with Federal Communications Commission regulations, Belo will be required to divest one of these stations. Belo intends to either sell or exchange KIRO for another television station(s).

RESULTS OF OPERATIONS

    Net earnings for the third quarter of 1996 were $18,926,000 (42 cents per share) compared to third quarter 1995 net earnings of $12,792,000 (33 cents per share). Year-to-date earnings in 1996 were $57,146,000 ($1.36 per share) versus $45,433,000 ($1.14 per share) for the same period in 1995. Year-to-date 1996 included a net gain of $2,337,000 (6 cents per share) on the sale of the Company's interest in its programming distribution partnership. Year-to-date earnings in 1995 included a net gain of $1,564,000 (4 cents per share) on the sale of the Company's investment in Stauffer Communications, Inc. common stock. Excluding these items, comparable year-to-date 1996 and 1995 earnings per share were $1.30 and $1.10.

    Total revenues for the three and nine-month periods ended September 30, 1996 were $202,147,000 and $602,210,000, respectively. Revenues in 1995 for the same periods were $182,451,000 and $535,259,000. The increases of 10.8 percent and 12.5 percent over 1995 revenues were due in part to acquisitions (KIRO-TV in February 1995, the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996). Excluding the effect of these acquisitions, total net operating revenues increased 7.1 percent and 8.3 percent for the three and nine-month periods, respectively.

    Broadcasting revenues for the third quarter and year-to-date 1996 were $79,803,000 and $240,795,000 respectively, compared to $78,678,000 and
$236,643,000 in 1995. The 1.4 percent quarter-to-quarter increase is due primarily to gains in political revenue, particularly at the Company's Seattle, Sacramento and New Orleans stations, offset by declines in national revenue, particularly at the Company's Dallas and Houston stations. National revenues were adversely affected by competition from the Summer Olympics broadcast by NBC. Revenues for the year-to-date period increased 1.8 percent due mostly to increases at KIRO-TV in Seattle and WWL-TV in New Orleans. The revenue gain at KIRO was attributable to increased revenues from the broadcast of Mariners' baseball and improved ratings. WWL had revenue increases in all advertising categories. Both KIRO and WWL also had significant increases in political revenue. These revenue increases, however, were offset by unfavorable nine-month revenue comparisons at WFAA-TV in Dallas and KHOU-TV in Houston due to national revenue weakness.

    Newspaper publishing revenues for the three and nine-month periods of 1996 were $121,575,000 and $359,128,000, respectively, compared to $102,433,000 and
$296,899,000 for the same periods in 1995. The gains of 18.7 percent for the quarter and 21 percent for the year-to-date were partly attributable to publishing acquisitions in December 1995 and January 1996. Excluding the effect of these two acquisitions, revenues increased 12.1 percent for the quarter and 14.3 percent year-to-date. For the quarter, revenues at The Dallas Morning News increased due to higher advertising rates in retail, general and classified that were offset only slightly by volume declines in retail and classified linage. General linage volumes improved over 1995 due to advertising increases in automotive and telecommunications categories. For the year-to-date period, The Dallas Morning News had similar revenue gains from higher rates in all categories, offset some by volume declines in classified advertising, primarily automotive and real estate. Circulation revenues were higher for both the quarter and year-to-date periods due to higher rates, offset somewhat by declines in both daily and Sunday volume.

    Operating expenses for the quarter and year-to-date periods in 1996 were $165,712,000 and $491,811,000 compared to $154,326,000 and $441,979,000 in
1995, representing increases of 7.4 percent and 11.3 percent, respectively. Excluding the effect of the acquisitions, expenses were up 3.7 percent and 6.7 percent, respectively. For the quarter, compensation and benefits increased
6.3 percent, excluding the acquisitions, due to more employees and merit increases. Other production, distribution and operating costs were also up due to higher outside services, distribution expense and communications. A decrease of 4.4 percent in newsprint, ink and other supplies, again excluding acquisitions, lessened the impact of these increases. This decrease was the result of a lower cost per ton for newsprint and slightly less volume. While newsprint prices escalated throughout 1995, prices have steadily declined since
the second quarter of 1996.   For the nine-month period, however, newsprint,
ink and other supplies increased 12.5 percent, excluding the effect of acquisitions. Also contributing to the 6.7 percent increase in year-to-date operating expenses were higher direct compensation and benefits resulting from a higher number of employees and merit increases and higher programming, distribution and communications expenses.

    Interest expense for the three and nine-month periods of 1996 was $5,380,000 and $20,531,000, respectively, compared to $7,486,000 and
$21,709,000 in 1995. The 28.1 percent decrease for the three-month period is due to both lower average debt levels and lower interest rates. Lower debt levels for the quarter and year-to-date period were the result of the application of the net proceeds (after offering expenses) of approximately $198,500,000 from the Company's equity offering of 5,750,000 shares of Series A Common Stock on May 7, 1996. Prior to the equity offering, 1996 debt levels were higher than 1995 due to the acquisitions of KIRO-TV in February 1995, the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996.

    Income tax expense for the three and nine-month periods in 1996 was $12,565,000 and $38,103,000, respectively, representing effective rates of 39.9 percent and 40 percent. In 1995, income taxes for the comparable periods were $8,300,000 and $29,914,000 or 39.4 percent and 39.7 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations is the Company's primary source of liquidity. During the nine months ended September 30, 1996, net cash provided by operations was $111,961,000, compared to $61,722,000 for the first nine months of 1995. The increase was due to an increase in net earnings and working capital changes, primarily in accounts receivable and other current assets. Accounts receivable increased significantly during the first nine months of 1995 due to the acquisition of KIRO in February 1995. The increase in other current assets in 1995 was the result of unusually low newsprint inventory at the end of December 1994. Cash from operations was more than sufficient to fund capital expenditures and the payment of dividends during the nine months ended September 30, 1996.

    On January 1, 1996, the Company acquired the Owensboro Messenger-Inquirer by issuing notes payable to the seller. These notes are due in various installments over the next four years. During the third quarter of 1996, Belo purchased an equity interest in the Press Enterprise Company, the parent company of the Riverside Press-Enterprise newspaper in Riverside, California. The purchase was completed using funds from Belo's revolving credit facility.

    On July 31, 1996, the Company entered into a new credit facility for borrowings up to $1,000,000,000 with a syndicate of 18 banks led by Texas Commerce Bank, Bank of Tokyo-Mitsubishi, Bank of America, and NationsBank. The facility replaced the previously existing $800,000,000 revolving credit
facility.   For additional information regarding this new credit facility, see
Note 5 to the Consolidated Condensed Financial Statements. At September 30, 1996, the Company had borrowings under the new facility of $220,000,000. From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term unsecured notes through its revolving credit facility, short-term borrowings are classified as long term. At September 30, 1996, $125,600,000 in short-term notes were outstanding. Total debt outstanding, including the current portion of long-term debt, decreased $195,606,000 from December 31, 1995. The decrease was due to the application of the net proceeds from the equity offering of approximately $198,500,000 plus debt repayments using cash from operations, net of borrowings for acquisitions. The Company is currently evaluating financing alternatives to fund the cash to be paid to PJC shareholders in the merger. It is currently expected that any new borrowings will be made through borrowings in the commercial paper market, bank borrowings, borrowings from private or public lenders, or through a combination of the foregoing.

    In September 1996, the Board of Directors increased the Company's current stock repurchase authorization from 3,600,000 shares to 13,600,000 shares. In addition, the Company has in place a repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually. As of September 30, 1996, no shares had been repurchased in 1996. The Company repurchased 6,061,000 shares of its stock for an aggregate cost of approximately $224,000,000 from October 1 through November 1, 1996, funded primarily through borrowings under its revolving credit facility.

    For the four quarters ended September 30, 1996, the Company's ratio of funded debt to pro forma operating cash flow, as defined in the new credit facility, was 1.52 compared to 2.77 for the four quarters ended December 31, 1995. The decrease was due to the application of the net proceeds from the May 1996 equity offering to existing debt.

    Because substantially all of the Company's outstanding debt is currently at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate for the first nine months of 1996 was approximately 5.8 percent.

    Capital expenditures for the nine months ended September 30, 1996 were $30,105,000. Capital projects for the period included building renovations and the purchase of property and equipment. The Company expects to finance future capital expenditures using net cash generated from operations and, when necessary, borrowings under the revolving credit facility.

    The Company paid dividends of $12,156,000 or 30 cents per share on Series A and Series B Common Stock outstanding during the first nine months of 1996 compared to $9,228,000 (23.5 cents per share) during the same period in 1995.


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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601 (b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.

         Exhibit 2.1* Agreement and Plan of Merger, dated as of September 26, 1996 (filed as Exhibit 2.1 to Form 8-K dated September 27, 1996)

         Exhibit 2.2 Stockholders Agreement dated as of September 26, 1996 by and among A. H. Belo Corporation and each of the other parties signatory thereto

         Exhibit 3.1*     Certificate of Incorporation of the Company (filed as
                          Exhibit 3.1 to the Company's Annual Report on Form 10-K dated February 28, 1996 (the "1995 Form 10-K"))

         Exhibit 3.2* Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (filed as Exhibit
                          3.2 to the 1995 Form 10-K)

         Exhibit 3.3* Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (filed as Exhibit 3.3 to the 1995 Form 10-K)

         Exhibit 3.4* Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (filed as Exhibit 3.4 to the 1995 Form 10-K)

         Exhibit 3.5* Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (filed as Exhibit 3.5 to the 1995 Form 10-K)

         Exhibit 3.6* Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (filed as Exhibit 3.6 to the 1995 Form 10-K)

         Exhibit 3.7* Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (filed as Exhibit
                          3.7 to the 1995 Form 10-K)

         Exhibit 3.8* Bylaws of the Company, effective February 22, 1995 (filed as Exhibit 3.7 to the Company's Annual Report on Form 10-K dated March 8, 1995 (the "1994 Form 10-K"))

         Exhibit 4.1* Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above

         Exhibit 4.2* Specimen Form of Certificate representing shares of the Company's Series A Common Stock (filed as Exhibit
                          4.2 to the Company's Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))

         Exhibit 4.3* Specimen Form of Certificate representing shares of the Company's Series B Common Stock (filed as Exhibit
                          4.3 to the Company's Annual Report on Form 10-K dated March 20, 1989)

         Exhibit 4.4* Form of Rights Agreement as Amended and Restated, as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (filed as Exhibit 4.4 to the 1995 Form 10-K)

         Exhibit 4.5 Form of Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston

         Exhibit 10.1     Contracts relating to television broadcasting:

                     *(1) Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC (filed as Exhibit 10.1(1) to the 1995 Form 10-K)

                     *(2) Form of Agreement for Affiliation between KXTV in Sacramento, California and ABC (filed as Exhibit 10.1(2) to the 1995 Form 10-K)

                     *(3) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS (filed as Exhibit 10.1(3) to the 1995 Form 10-K)

                     *(4) Contract for Affiliation between WWL-TV in New Orleans, Louisiana and CBS (filed as Exhibit 10.1(4) to the 1995 Form 10-K)

         Exhibit 10.2     Financing agreements:

                     *(1) Loan Agreement dated October 1, 1985, between City of Arlington Industrial Development Corporation and Dallas-Fort Worth Suburban Newspapers, Inc. (filed as Exhibit 10.5(2) to the Company's Annual Report on Form 10-K dated March 19, 1992 (the "1991 Form 10-K"))

                     *(2) Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth Suburban Newspapers, Inc. and The Sanwa Bank, Limited, Dallas Agency covering $6,400,000 City of Arlington Industrial Development Corporation Industrial Development Revenue Bonds (filed as
                            Exhibit 10.5(3) to the 1991 Form 10-K)

                     *(3) Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as Syndication Agent, The First National Bank of Chicago, as Administrative Agent, Texas Commerce Bank National Association, as Documentation Agent and The Banks Listed Therein, as Lenders (filed as
                            Exhibit 10.4(1) to the Second Quarter 1994 Form
                            10-Q)

                     *(4) First Amendment to Credit Agreement dated as of July 28, 1995 (filed as Exhibit 10.4(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

                     *(5) Amendment and Waiver Agreement dated as of August 5, 1994, by and between the Company and The Sanwa Bank, Limited, Dallas Agency (filed as Exhibit 10.4(4) to the 1994 Form 10-K)

         Exhibit 10.3     Compensatory plans:

                     *~(1) Management Security Plan (filed as Exhibit 10.4(1) to the 1991 Form 10-K)

                     *~(2)    1986 Long-Term Incentive Plan (filed as
                              Exhibit 10.4(7) to the 1991 Form 10-K)

                     *~(3) Amendment No. 1 to 1986 Long-Term Incentive Plan (filed as Exhibit 10.4(8) to the 1991 Form 10-K)

                     *~(4) Amendment No. 2 to 1986 Long-Term Incentive Plan (filed as Exhibit 10.3(9) to the 1992 Form 10-K)

                     *~(5) Amendment No. 3 to the 1986 Long-Term Incentive Plan (filed as Exhibit 10.3(10) to the 1993 Form 10-K)

                     *~(6) Amendment No. 4 to 1986 Long-Term Incentive Plan (filed as Exhibit 10.3(11) to the 1993 Form 10-K)

                     *~(7) Amendment No. 5 to 1986 Long-Term Incentive Plan (filed as Exhibit 10.3(12) to the 1993 Form 10-K)

                     *~(8) Amendment No. 6 to 1986 Long-Term Incentive Plan (filed as Exhibit 10.3(13) to the 1992 Form 10-K)

                     *~(9) Amendment No. 7 to 1986 Long-Term Incentive Plan (filed as Exhibit 10.3(9) to the 1995 Form 10-K)

                     *~(10) The A. H. Belo Corporation Employee Savings and Investment Plan Amended and Restated
                              February 2, 1996 (filed as Exhibit 10.3(10) to the 1995 Form 10-K)

                     *~(11) The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally Effective January 1, 1989) (filed as Exhibit 10.3(11) to the 1995
                              Form 10-K)

                     *~(12) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A. (filed as Exhibit 10.3(26) to the 1993 Form 10-K)

                     *~(13) A. H. Belo Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3(27) to the 1993 Form 10-K)

                     *~(14) Trust Agreement dated February 28, 1994 between the Company and Mellon Bank, N. A. (filed as
                              Exhibit 10.3(28) to the 1993 Form 10-K)

                     *~(15) Summary of A. H. Belo Corporation Executive Compensation Plan (filed as Exhibit 10.3(15) to the 1995 Form 10-K)

                     *~(16) A. H. Belo Corporation 1995 Executive Compensation Plan (filed as Exhibit 10.3(16) to the 1995 Form 10-K)

                     *~(17) A. H. Belo Corporation Employee Thrift Plan, effective January 1, 1995 (filed as Exhibit 10.3(17) to the 1995 Form 10-K)

                     *~(18) First Amendment to A. H. Belo Corporation Employee Thrift Plan (filed as Exhibit 10.3(18) to the 1995 Form 10-K)

                     *~(19) Second Amendment to A. H. Belo Corporation Employee Thrift Plan (filed as Exhibit 10.3(19) to the 1995 Form 10-K)

                     *~(20) Master Defined Contribution Trust Agreement by and between A. H. Belo Corporation and Mellon Bank, N. A. (filed as Exhibit 10.3(20) to the 1995 Form 10-K)

                     *~(21) First Amendment to Master Defined Contribution Trust Agreement (filed as Exhibit 10.3(21) to the 1995 Form 10-K)

                     *~(22) Second Amendment to Master Defined Contribution Trust Agreement (filed as Exhibit 10.3(22) to the 1995 Form 10-K)

         Exhibit 10.4
                     *(1) Credit Agreement dated as of July 31, 1996 among the Company and Texas Commerce Bank, National Association as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, NationsBank as Documentation Agent and Societe Generale and The Fuji Bank, Limited as Co-Agents (filed as Exhibit 10.4(1) to the Company's quarterly report on Form 10-Q for the six months ended June 30, 1996)

         Exhibit 10.5 Stockholders Agreement dated as of September 26, 1996 by and among The Providence Journal
                              Company and each of the other parties signatory thereto

         Exhibit 27  Financial Data Schedule

    (b)  Reports on Form 8-K

         During the quarter covered by this report, there was a report on Form 8-K filed on September 27, 1996 containing information under Item 5 concerning an announced merger agreement with The Providence Journal Company.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    A. H. BELO CORPORATION



November 5, 1996                    By:  /S/Michael D. Perry
                                         -----------------------------
                                         Michael D. Perry
                                         Senior Vice President and Chief
                                         Financial Officer

                                EXHIBIT INDEX

         Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.


EXHIBIT
NUMBER           DESCRIPTION
------           -----------

Exhibit 2.1*     Agreement and Plan of Merger, dated as of September
                 26, 1996 (filed as Exhibit 2.1 to Form 8-K dated
                 September 27, 1996)

Exhibit 2.2 Stockholders Agreement dated as of September 26, 1996 by and among A.H. Belo Corporation and each of the other parties signatory thereto

Exhibit 3.1*     Certificate of Incorporation of the Company (filed as
                 Exhibit 3.1 to the Company's Annual Report on Form
                 10-K dated February 28, 1996 (the "1995 Form 10-K"))

Exhibit 3.2*     Certificate of Correction to Certificate of
                 Incorporation dated May 13, 1987 (filed as Exhibit
                 3.2 to the 1995 Form 10-K)

Exhibit 3.3*     Certificate of Designation of Series A Junior
                 Participating Preferred Stock of the Company dated
                 April 16, 1987 (filed as Exhibit 3.3 to the 1995 Form
                 10-K)

Exhibit 3.4*     Certificate of Amendment of Certificate of
                 Incorporation of the Company dated May 4, 1988 (filed as Exhibit 3.4 to the 1995 Form 10-K)

Exhibit 3.5*     Certificate of Amendment of Certificate of
                 Incorporation of the Company dated May 3, 1995 (filed as Exhibit 3.5 to the 1995 Form 10-K)

Exhibit 3.6*     Amended Certificate of Designation of Series A Junior
                 Participating Preferred Stock of the Company dated
                 May 4, 1988 (filed as Exhibit 3.6 to the 1995 Form
                 10-K)

Exhibit 3.7* Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (filed as Exhibit
                 3.7 to the 1995 Form 10-K)

Exhibit 3.8*     Bylaws of the Company, effective February 22, 1995
                 (filed as Exhibit 3.7 to the Company's Annual Report on Form 10-K dated March 8, 1995 (the "1994 Form
                 10-K"))

Exhibit 4.1*     Certain rights of the holders of the Company's Common
                 Stock are set forth in Exhibits 3.1-3.8 above

Exhibit 4.2* Specimen Form of Certificate representing shares of the Company's Series A Common Stock (filed as Exhibit
                 4.2 to the Company's Annual Report on Form 10-K dated
                 March 18, 1993 (the "1992 Form 10-K"))

Exhibit 4.3* Specimen Form of Certificate representing shares of the Company's Series B Common Stock (filed as Exhibit
                 4.3 to the Company's Annual Report on Form 10-K dated
                 March 20, 1989)

Exhibit 4.4* Form of Rights Agreement as Amended and Restated, as of February 28, 1996 between the Company and Chemical
                 Mellon Shareholder Services, L.L.C., a New York banking corporation (filed as Exhibit 4.4 to the 1995
                 Form 10-K)

Exhibit 4.5      Form of Supplement No. 1 to Amended and Restated
                 Rights Agreement between the Company and The First
                 National Bank of Boston

Exhibit 10.1     Contracts relating to television broadcasting:

            *(1) Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC (filed as Exhibit 10.1(1) to the 1995 Form 10-K)

            *(2)   Form of Agreement for Affiliation between KXTV in
                   Sacramento, California and ABC (filed as Exhibit
                   10.1(2) to the 1995 Form 10-K)

            *(3)   Contract for Affiliation between KHOU-TV in
                   Houston, Texas and CBS (filed as Exhibit 10.1(3) to the 1995 Form 10-K)

            *(4)   Contract for Affiliation between WWL-TV in New
                   Orleans, Louisiana and CBS (filed as Exhibit
                   10.1(4) to the 1995 Form 10-K)

Exhibit 10.2     Financing agreements:

            *(1) Loan Agreement dated October 1, 1985, between City of Arlington Industrial Development Corporation and
                   Dallas-Fort Worth Suburban Newspapers, Inc. (filed as Exhibit 10.5(2) to the Company's Annual Report on Form 10-K dated March 19, 1992 (the "1991 Form
                   10-K"))

            *(2) Letter of Credit and Reimbursement Agreement dated as of June 2, 1987, between Dallas-Fort Worth
                   Suburban Newspapers, Inc. and The Sanwa Bank,
                   Limited, Dallas Agency covering $6,400,000 City of
                   Arlington Industrial Development Corporation
                   Industrial Development Revenue Bonds (filed as
                   Exhibit 10.5(3) to the 1991 Form 10-K)

            *(3) Credit Agreement dated as of August 5, 1994 among the Company and Citicorp Securities, Inc., as
                   Syndication Agent, The First National Bank of
                   Chicago, as Administrative Agent, Texas Commerce
                   Bank National Association, as Documentation Agent and The Banks Listed Therein, as Lenders (filed as
                   Exhibit 10.4(1) to the Second Quarter 1994 Form
                   10-Q)

            *(4)   First Amendment to Credit Agreement dated as of
                   July 28, 1995 (filed as Exhibit 10.4(1) to the
                   Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

            *(5)   Amendment and Waiver Agreement dated as of August
                   5, 1994, by and between the Company and The Sanwa
                   Bank, Limited, Dallas Agency (filed as Exhibit
                   10.4(4) to the 1994 Form 10-K)

Exhibit 10.3     Compensatory plans:

            *~(1)    Management Security Plan (filed as Exhibit
                     10.4(1) to the 1991 Form 10-K)

            *~(2)    1986 Long-Term Incentive Plan (filed as
                     Exhibit 10.4(7) to the 1991 Form 10-K)

            *~(3)    Amendment No. 1 to 1986 Long-Term Incentive Plan
                     (filed as Exhibit 10.4(8) to the 1991 Form 10-K)

            *~(4)    Amendment No. 2 to 1986 Long-Term Incentive Plan
                     (filed as Exhibit 10.3(9) to the 1992 Form 10-K)

            *~(5)    Amendment No. 3 to the 1986 Long-Term Incentive
                     Plan (filed as Exhibit 10.3(10) to the 1993 Form
                     10-K)

            *~(6)    Amendment No. 4 to 1986 Long-Term Incentive Plan
                     (filed as Exhibit 10.3(11) to the 1993 Form 10-K)

            *~(7)    Amendment No. 5 to 1986 Long-Term Incentive Plan
                     (filed as Exhibit 10.3(12) to the 1993 Form 10-K)

            *~(8)    Amendment No. 6 to 1986 Long-Term Incentive Plan
                     (filed as Exhibit 10.3(13) to the 1992 Form 10-K)

            *~(9)    Amendment No. 7 to 1986 Long-Term Incentive Plan
                     (filed as Exhibit 10.3(9) to the 1995 Form 10-K)

            *~(10)   The A. H. Belo Corporation Employee Savings and
                     Investment Plan Amended and Restated February 2, 1996
                     (filed as Exhibit 10.3(10) to the 1995 Form 10-K)

            *~(11)   The G. B. Dealey Retirement Pension Plan (as
                     Amended and Restated Generally Effective January
                     1, 1989) (filed as Exhibit 10.3(11) to the 1995
                     Form 10-K)

            *~(12)   Master Trust Agreement, effective as of July 1,
                     1992, between A. H. Belo Corporation and Mellon
                     Bank, N. A. (filed as Exhibit 10.3(26) to the
                     1993 Form 10-K)

            *~(13)   A. H. Belo Corporation Supplemental Executive
                     Retirement Plan (filed as Exhibit 10.3(27) to the
                     1993 Form 10-K)

            *~(14) Trust Agreement dated February 28, 1994 between the Company and Mellon Bank, N. A. (filed as
                     Exhibit 10.3(28) to the 1993 Form 10-K)

            *~(15)   Summary of A. H. Belo Corporation Executive
                     Compensation Plan (filed as Exhibit 10.3(15) to the 1995 Form 10-K)

            *~(16)   A. H. Belo Corporation 1995 Executive
                     Compensation Plan (filed as Exhibit 10.3(16) to the 1995 Form 10-K)

            *~(17) A. H. Belo Corporation Employee Thrift Plan, effective January 1, 1995 (filed as Exhibit
                     10.3(17) to the 1995 Form 10-K)

            *~(18)   First Amendment to A. H. Belo Corporation
                     Employee Thrift Plan (filed as Exhibit 10.3(18) to the 1995 Form 10-K)

            *~(19)   Second Amendment to A. H. Belo Corporation
                     Employee Thrift Plan (filed as Exhibit 10.3(19) to the 1995 Form 10-K)

            *~(20) Master Defined Contribution Trust Agreement by and between A. H. Belo Corporation and Mellon
                     Bank, N. A. (filed as Exhibit 10.3(20) to the
                     1995 Form 10-K)

            *~(21)   First Amendment to Master Defined Contribution
                     Trust Agreement (filed as Exhibit 10.3(21) to the
                     1995 Form 10-K)

            *~(22)   Second Amendment to Master Defined Contribution
                     Trust Agreement (filed as Exhibit 10.3(22) to the
                     1995 Form 10-K)

Exhibit 10.4
            *(1) Credit Agreement dated as of July 31, 1996 among the Company and Texas Commerce Bank, National
                     Association as Administrative Agent, The Chase
                     Manhattan Bank, as Competitive Advance Facility
                     Agent, Bank of America National Trust and Savings
                     Association and Bank of Tokyo-Mitsubishi, Ltd. as
                     Co-Syndication Agents, NationsBank as
                     Documentation Agent and Societe Generale and The
                     Fuji Bank, Limited as Co-Agents (filed as Exhibit
                     10.4(1) to the Company's quarterly report on Form
                     10-Q for the six months ended June 30, 1996)

Exhibit 10.5 Stockholders Agreement dated as of September 26, 1996 by and among The Providence Journal Company and each of the other parties signatory thereto

Exhibit 27       Financial Data Schedule