Form 10-K405
period 1996-12-31
BELO A H CORP
filed 1997-03-12
CIK 356080

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

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

       Registrant's telephone number, including area code: (214) 977-6606
          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------                        -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on January 31, 1997, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,146,680,000. *

Shares of Common Stock outstanding at January 31, 1997: 36,269,424 shares. (Consisting of 27,092,611 shares of Series A Common Stock and 9,176,813 shares of Series B Common Stock.)

* For purposes of this calculation the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 14, 1997 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                             A. H. BELO CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I
Item 1.    Business..........................................................................................    1
Item 2.    Properties........................................................................................    6
Item 3.    Legal Proceedings.................................................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders...............................................    7

                                                      PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................    7
Item 6.    Selected Financial Data...........................................................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............    8
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements below).............   14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   14

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant................................................   14
Item 11.   Executive Compensation............................................................................   14
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................   14
Item 13.   Certain Relationships and Related Transactions....................................................   14

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................   15

Signatures ..................................................................................................   18

                                           INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors...............................................................................   20
Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994.....................   21
Consolidated Balance Sheets as of December 31, 1996 and 1995.................................................   22
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995
   and 1994 .................................................................................................   24
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994...................   25
Notes to Consolidated Financial Statements...................................................................   26
Management's Responsibility for Financial Statements.........................................................   36


                                     PART I

ITEM 1.  BUSINESS

     A. H. Belo Corporation (the "Company" or "Belo") owns and operates seven network-affiliated VHF television stations in the top 60 U.S. television markets and the largest daily newspaper in the Dallas-Fort Worth metropolitan area. The Company's broadcast group reaches eight percent of all U.S. television households and its principal newspaper, The Dallas Morning News, has the country's eighth largest Sunday circulation (785,934) and ninth largest daily circulation (513,099). The Company believes the success of its media franchises is built upon providing local news, information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided the Company's success for 155 years.

     Three of the Company's seven stations are in the top 12 television markets: WFAA (ABC) Dallas-Fort Worth; KHOU (CBS) Houston; and KIRO (UPN) Seattle-Tacoma. These major metropolitan areas are among the fastest growing in the country. All of the Company's stations are ranked either number one or two in overall sign-on/sign-off audience delivery, with the exception of KIRO, which is tied for third. The Company, through its subsidiary Belo Productions, Inc. and a partnership with Universal Press Syndicate, produces and distributes original programming to its station group and to various outside purchasers.

     The Dallas Morning News is one of the leading newspaper franchises in America. The Dallas Morning News' success is founded upon the highest standards of journalistic excellence, with a special emphasis on local news, information and community service. The newspaper's outstanding reporting and editorial initiatives have earned six Pulitzer Prizes since 1986. As the leading newspaper in the Dallas-Fort Worth market, The Dallas Morning News' success is measured by its high circulation and volume of advertising. In late 1995 and early 1996, the Company expanded its publishing division by acquiring daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. The Company also publishes the Arlington Morning News and eight community newspapers in the Dallas-Fort Worth suburban area and operates a commercial printing business.

     On February 19, 1997, the shareholders of the Company and The Providence Journal Company ("Providence Journal") approved the acquisition by Belo of Providence Journal in a merger valued at approximately $1.5 billion in cash and stock. The merger was completed on February 28, 1997 with the issuance of 25,394,564 shares of A. H. Belo Corporation Series A Common Stock and $587,096,000 in cash. With completion of the merger, Belo adds to its broadcast holdings nine network-affiliated television stations and four television stations operated under local marketing agreements. Five of these stations are affiliated with NBC, two are affiliates of Fox, one is an ABC affiliate and one is a CBS affiliate. The Company also acquired from Providence Journal the Providence Journal-Bulletin, the largest daily newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. The Providence Journal Company also has interactive electronic media services and produces diversified programming, primarily through its part ownership of two cable networks, Television Food Network ("TVFN") and America's Health Network ("AHN"). The Company has determined that it will pursue alternate financing and operating strategies for AHN, including the possible sale of its ownership interest.

     As a result of the merger, the Company will own two television stations in the Seattle, Washington market (KIRO and KING). To comply with Federal Communications Commission regulations, the Company will divest one of these stations. On February 20, 1997, the Company announced an agreement among multiple parties whereby, through an exchange of assets, it will exchange KIRO for CBS affiliate KMOV-TV in St. Louis, Missouri. The exchange is subject to obtaining customary regulatory approvals.

     Unless specified otherwise, all information set forth in this report relates to the Company as of December 31, 1996, prior to the merger with Providence Journal and related divestiture of KIRO.

     Note 12 to the Consolidated Financial Statements contains information about the Company's industry segments for the years ended December 31, 1996, 1995 and 1994.

                            TELEVISION BROADCASTING

     The Company's television broadcast operations began in 1950 with the acquisition of WFAA in Dallas-Fort Worth shortly after the station commenced operations. In 1984, the Company significantly expanded its television broadcast operations with the purchase of four stations in Houston, Sacramento, Hampton-Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired its stations in New Orleans and Seattle, respectively.

     The following table sets forth information for each of the Company's stations and their markets:

                                                                                   NUMBER OF                   STATION
                                                                                  COMMERCIAL      STATION     AUDIENCE
                      MARKET                 YEAR        NETWORK                  STATIONS IN     RANK IN     SHARE IN
      MARKET         RANK(1)    STATION    ACQUIRED    AFFILIATION    CHANNEL      MARKET(2)     MARKET(3)    MARKET(4)
      ------         -------    -------    --------    -----------    -------      ---------     ---------    ---------
Dallas-Fort Worth...       8    WFAA         1950          ABC             8          13             1          20%
Houston.............      11    KHOU         1984          CBS            11          14             1*         16%
Seattle-Tacoma......      12    KIRO         1995          UPN             7           8             3*          9%
Sacramento..........      20    KXTV         1984          ABC            10           9             2*         13%
Hampton-Norfolk.....      40    WVEC         1984          ABC            13           7             1*         18%
New Orleans.........      41    WWL          1994          CBS             4           7             1          27%
Tulsa...............      58    KOTV         1984          CBS             6           8             1          21%

--------------------
*    Tied with one or more other stations in the market.

     (1) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMAs in the United States, based on November 1996 Nielsen estimates.
     (2) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations and national cable channels.
     (3) Station rank is derived from the station's rating which is based on November 1996 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.
     (4) Station audience share is based on November 1996 Nielsen estimates of the number of television households tuned to the Company's station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

     Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced both by the demand for advertising time and the popularity of the station's programming.

     Commercial television stations generally fall into one of three categories. The first category of stations are those affiliated with one of the three major national networks (ABC, CBS and NBC), and in recent years, Fox has effectively evolved into a fourth major network. The second category is comprised of stations affiliated with newer national networks, such as United Paramount Network ("UPN") and the WB (Warner Brothers) Television Network. The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming.

     Three of the Company's stations are affiliated with ABC, three are affiliated with CBS and one is affiliated with UPN. Each of the Company's network affiliation agreements provides the station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station, with the exception of the Company's UPN affiliate, receives a specified amount of network compensation for broadcasting network programming. To the extent a station's preemptions of network programming exceed a designated amount, that compensation may be reduced. These payments are also subject to decreases by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice and the right of termination by the station in the event of a reduction in such payments. The Company has renegotiated its affiliation agreements with ABC, resulting in an increase in the compensation paid by the network to the Company in return for a long-term extension of the agreements. Final documentation of the new ABC affiliation agreements has not been completed, although the Company is receiving its increased compensation under the new agreements. The Company also has long-term network affiliation agreements in place with CBS.

     Affiliation with a television network can have a significant influence on the revenues of a television station because the audience ratings generated by a network's programming can affect the rates at which a station can sell advertising time. The television networks compete for affiliations with licensed television stations through program commitments and local marketing support. From time to time, local television stations also solicit network affiliations on the basis of their ability to provide a network better access to a particular market.

                              NEWSPAPER PUBLISHING

     The Company's principal newspaper, The Dallas Morning News, was established in 1885. It is published seven days a week. In 1963, the Company acquired its suburban newspaper operation. In late 1991, after years of intense competition, The Dallas Morning News' principal newspaper competitor, the Dallas Times Herald, ceased operations and the Company purchased its assets. In late 1995 and early 1996, the Company expanded its publishing division by acquiring daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. In April 1996, the Company began publishing the Arlington Morning News, a daily newspaper serving Arlington, Texas.

     The following table sets forth information concerning the Company's daily newspaper operations:

                                                                                             CIRCULATION(1)
                                                                                             --------------
NEWSPAPER                                      LOCATION                                 DAILY           SUNDAY
---------                                      --------                                 -----           ------
The Dallas Morning News....................    Dallas, TX                             513,099           785,934
Owensboro Messenger-Inquirer...............    Owensboro, KY                           31,717            34,250
Bryan-College Station Eagle................    Bryan-College Station, TX               21,336            26,948

--------------------
(1) Average paid circulation for the six months ended September 30, 1996, according to the unaudited Publisher's Statement of the Audit Bureau of Circulations, an independent agency.

     The Dallas Morning News provides coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the 12 counties surrounding Dallas.

     The Dallas Morning News strives to serve the public interest by maintaining a strong and independent voice in matters of public concern. It is the policy of the Company to allocate such resources as may be necessary to maintain excellence in news reporting and editorial comment in The Dallas Morning News.

     The Dallas Morning News serves a large readership in its primary market. Average paid circulation for the six months ended September 30, 1996, was 513,099 daily, down 3.9 percent from the 1995 average daily circulation of 534,197. Sunday's average paid circulation was 785,934, down 1.8 percent from the six months ended September 30, 1995 average of 800,147.

     The basic material used in publishing The Dallas Morning News is newsprint. The average unit cost of newsprint consumed during 1996 was higher than that of the prior year despite market-wide price decreases beginning in the second quarter of the year. The Company expects the effect of the 1996 newsprint price decreases to result in lower newsprint cost per ton in 1997. At present, newsprint is purchased from seven suppliers. During 1996, the Company's three largest providers of newsprint supplied approximately 70 percent of the newspaper's requirements, but the Company is not dependent on any one of them. Management believes its sources of newsprint, along with alternate sources that are available, are adequate for its current needs.

     DFW Suburban Newspapers, Inc. publishes five paid and two free newspapers for suburban communities in the Dallas-Fort Worth metropolitan area. These publications are delivered either one or two days a week. The Rockwall Texas Success newspaper is a paid publication that is delivered three days a week.

                                  COMPETITION

     The success of broadcast operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. The Company's television broadcast stations compete for advertising revenues directly with other media such as newspapers (including those owned and operated by the Company), other television stations, direct satellite distribution, radio stations, cable television systems, outdoor advertising, magazines and direct mail advertising.

     The four major national television networks are represented in each television market in which the Company has a television broadcast station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.

     The entry of local telephone companies into the market for video programming services, as permitted under the Telecommunications Act of 1996 (the "1996 Act"), can be expected to have an impact on competition in the television industry. The Company is unable to predict the effect that these or other technological and related regulatory changes will have on the television industry or on the future results of the Company's operations.

     The Dallas Morning News competes for advertising with television and radio stations (including a television station owned and operated by the Company), magazines, direct mail, cable television, direct satellite distribution, billboards and other newspapers (including other newspapers owned and operated by the Company). The Fort Worth Star-Telegram, owned by The Walt Disney Company, competes with The Dallas Morning News in certain mid-cities markets.

                     REGULATION OF TELEVISION BROADCASTING

     The Company's television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission ("FCC" or "Commission") under the Communications Act of 1934, as amended (the "Act"). Among other things, the Act empowers the FCC to assign frequency bands; determine stations' frequencies, location and power; issue, renew, revoke and modify station licenses; regulate equipment used by stations; impose penalties for violation of the Act or of FCC regulations; impose fees for processing applications and other administrative functions; and adopt regulations to carry out the Act's provisions. The Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

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

     Prior to the passage of the 1996 Act, television broadcast licenses were granted for a period of five years. Renewal applications were granted without a hearing if there were no competing applications or issues raised by petitioners to deny such applications that would cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required. Under the 1996 Act, the statutory restriction on the length of a broadcast term was amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The FCC recently announced the adoption of specific procedures to extend broadcast license terms to the eight-year limit. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC cannot consider whether the public interest would be better served by a person other than the renewal applicant. Under the 1996 Act competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

     Applications for renewal of the broadcast licenses for WFAA, which expired August 1, 1993, and WWL, which is scheduled to expire on June 1, 1997, are pending before the FCC. The stations' licenses are, by statute, continued pending action thereon. The current license expiration dates for each of the Company's other television broadcast stations are as follows: KHOU, August 1, 1998; KIRO, February 1, 1999; KXTV, December 1, 1998; WVEC, October 1, 2001; and KOTV, June 1, 1998.

     FCC ownership rules limit the aggregate audience reach of television broadcast stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 35 percent of the total national audience. FCC rules also place certain limits on common ownership, operation and control of, or cognizable interests or voting power in, (a) broadcast stations serving the same area, (b) broadcast stations and daily newspapers serving the same area and (c) television broadcast stations and cable systems serving the same area. The 1996 Act eliminated a statutory prohibition against common ownership of television broadcast stations and cable systems serving the same area, but left the FCC rule in place. The 1996 Act also stipulates that the FCC should not consider the repeal of the statutory ban in any review of its applicable rules. The Company's ownership of The Dallas Morning News and WFAA, which are both located in the Dallas-Fort Worth area and serve the same market area, predates the adoption of the FCC's rules regarding cross-ownership, and the Company's ownership of The Dallas Morning News and WFAA has been "grandfathered" by the FCC.

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

     The FCC has instituted proceedings looking toward possible relaxation of certain of its rules regulating television station ownership and changes in the standards used to determine what type of interests are considered to be attributable under its rules. In addition, the 1996 Act directs the FCC to conduct a rule-making proceeding to determine whether to modify its limitations on the number of television stations that one entity may own or have an interest in within the same television market. In November 1996, the FCC issued further notices requesting additional comment on these and related issues.

     The FCC has significantly reduced its regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has eliminated its rules that restricted network participation in program production and syndication. The FCC also eliminated the prime time access rule ("PTAR"), effective August 30, 1996. The PTAR limited the ability of some stations in the 50 largest television markets to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. The U.S. Supreme Court refused to review a lower court decision that upheld FCC action invalidating most aspects of the Fairness Doctrine, which required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts.

     The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The Commission recently adopted stricter children's programming requirements, including a requirement that broadcasters provide a specific minimum number of hours of children's programming on a regular basis.

     The FCC also has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems and requiring mid-license term review of television stations' equal employment opportunity practices. Certain provisions of the 1992 Cable Act, including the provisions respecting cable systems' carriage of local television stations, are the subject of pending judicial review proceedings. Moreover, the 1992 Cable Act was amended in certain important respects by the 1996 Act. Most notably, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's current video dial tone rules. These provisions, among others, foreshadow significant future involvement by telephone companies in providing video services.

     The FCC recently proposed the adoption of rules for implementing digital advanced television ("ATV") service in the United States. Implementation of digital ATV would improve the technical quality of television signals received by viewers, and would give television broadcasters the flexibility to provide new services, including high-definition television simultaneously with multiple programs of standard definition television and data transmission. As currently proposed, each existing broadcaster would be assigned, for a finite transition period, a second channel on which to transmit ATV signals simultaneously with the current analog television broadcast. At the end of the transition, analog TV transmissions would cease and the ATV channels might be reassigned to a smaller segment of the broadcasting spectrum, while the vacated spectrum might be reallocated and auctioned for use by other telecommunication services.

     Recent debates in Congress, however, call into question whether the transition to ATV will proceed as planned. Several senators favor giving the FCC the authority--or even requiring the Commission--to auction the second channels or require the early return of currently authorized channels, which would then be auctioned by the FCC. Such authority or direction could be contained in budget legislation or a stand-alone spectrum law. The Company cannot predict the effect of existing and proposed federal legislation, regulations and policies on its broadcast business.

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

                                   EMPLOYEES

     As of December 31, 1996, the Company had 3,760 full-time employees. The Company has 229 employees, located principally at its Dallas, Seattle, and New Orleans television stations, that are represented by various employee unions. The Company believes its relations with all of its employees are good.

ITEM 2.  PROPERTIES

     At December 31, 1996, the Company owned broadcast operating facilities in the following U. S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KIRO); Sacramento, California (KXTV); Hampton-Norfolk, Virginia (WVEC); New Orleans, Louisiana (WWL); and Tulsa, Oklahoma (KOTV). Three of these broadcast facilities use broadcast towers that are jointly owned with another network affiliated television station in the same market (WFAA, KXTV and KOTV). The Company's television stations' towers are located in Cedar Hill and DeWalt, Texas; Seattle, Washington; Sacramento County, California; Driver, Virginia; Gretna, Louisiana; and Tulsa, Oklahoma.

     During 1996, the Company entered into a lease for a facility in Washington D.C. that is used by both broadcasting and publishing segments for the gathering and distribution of news from the nation's capital. This facility includes a broadcast studio as well as general office space.

     The Company owns and operates a newspaper printing facility in Plano, Texas (the "North Plant"), in which eight high-speed offset presses are housed to print The Dallas Morning News. The remainder of The Dallas Morning News' operations are housed in a Company-owned five-story building in downtown Dallas. This facility is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

     The operations of DFW Suburban Newspapers, Inc. and DFW Printing Company, Inc. are located at a Company-owned plant in Arlington, Texas. This facility is pledged as security for certain industrial revenue bonds issued in 1985. The Company also owns a small facility in Rockwall, Texas. The Company has other newspaper production facilities in Owensboro, Kentucky and Bryan-College Station, Texas.

     The Company's corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices located in downtown Dallas in a 17-story office building owned by the Company.

     All of the foregoing operations have additional leasehold interests that are used in their respective activities. The Company believes its properties are in good condition and well maintained, and that such properties are adequate for present operations.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's authorized common equity consists of 150,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except that Series B shares are entitled to ten votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share; transferability of the Series B shares is limited to family members and affiliated entities of the holder; and Series B shares are convertible at any time on a one-for-one basis into Series A shares. Shares of the Company's Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. The Company has also issued certain Preferred Stock Purchase Rights that accompany the outstanding shares of the Company's Common Stock. See Note 8 to the Consolidated Financial Statements.

     The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported by the New York Stock Exchange for the last two years.

--------------------------------------------------------------------------------------
                                HIGH            LOW            CLOSE        DIVIDENDS
--------------------------------------------------------------------------------------
1996     Fourth Quarter        $40             $33 3/4       $34 7/8           $.11
         Third Quarter         $41 3/4         $33 5/8       $34 1/2           $.11
         Second Quarter        $39 7/8         $32 5/8       $37 1/4           $.11
         First Quarter         $37 3/8         $31           $34               $.08
--------------------------------------------------------------------------------------
1995     Fourth Quarter        $36 3/4         $32 1/2       $34 3/4           $.08
         Third Quarter         $36 3/4         $29           $34 3/8           $.08
         Second Quarter        $32 5/8         $28 3/16      $30 5/8           $.08
         First Quarter         $30 1/4         $27 13/16     $29               $.075
--------------------------------------------------------------------------------------

     On January 31, 1997, the closing price for the Company's Series A Common Stock, as reported on the New York Stock Exchange, was $38 1/8. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 676 and 519, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company for each of the five years in the period ending December 31, 1996. For a more complete understanding of this selected financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements," including the Notes thereto.

-------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                   1996        1995          1994         1993          1992
-------------------------------------------------------------------------------------------------------------------

Broadcasting revenues (A)                         $   333,396  $   322,642   $  258,040   $  209,083    $  201,241
Newspaper publishing revenues (B)                     487,242      409,099      369,366      335,651       314,701
Other (C)                                               3,670        3,602          719          101             -
-------------------------------------------------------------------------------------------------------------------

Net operating revenues                            $   824,308  $   735,343   $  628,125   $  544,835    $  515,942
                                                  ================================================================

Net earnings (D)                                  $    87,505  $    66,576   $   68,867   $   51,077    $   37,170
                                                  ================================================================

Per share amounts:
   Net earnings per common and
      common equivalent share                     $      2.11  $      1.68   $     1.70   $     1.26    $      .95
   Cash dividends declared                        $       .41  $      .315   $      .30   $      .28    $      .27
-------------------------------------------------------------------------------------------------------------------

Other data:
   Segment operating cash flow (E)
      Broadcasting                                $   122,837  $   121,716   $  106,396   $   83,356    $   75,921
      Newspaper publishing                        $   128,118  $    90,915   $   87,284   $   61,667    $   59,221
   Operating cash flow margins
      Broadcasting                                      36.8%        37.7%        41.2%        39.9%         37.7%
      Newspaper publishing                              26.3%        22.2%        23.6%        18.4%         18.8%
-------------------------------------------------------------------------------------------------------------------

Total assets                                      $ 1,224,072  $ 1,154,022   $  913,791   $  796,156    $  758,527
Long-term debt (F)                                $   631,857  $   557,400   $  330,400   $  277,400    $  302,151
-------------------------------------------------------------------------------------------------------------------

(A)  The Company purchased KIRO in February 1995 and WWL in June 1994.
(B) The Company purchased the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996.
(C) Other includes revenues associated with the Company's television production subsidiary and programming distribution partnership. The Company sold its interest in the partnership in February 1996.
(D) Net earnings for 1993 include an increase of $6,599,000 (16 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(E) Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Operating cash flow for "Other" and "Corporate" are not included herein.
     See Note 12 to the Consolidated Financial Statements.
 (F) Long-term debt decreased in May 1996 after the application of net proceeds of approximately $198,500,000 from the issuance of 5,750,000 shares of Series A Common Stock. Long-term debt subsequently increased in the fourth quarter of 1996 when the Company borrowed $306,146,000 for the purchase of 8,321,700 shares of treasury stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is an owner and operator of seven network-affiliated television stations and an established newspaper publisher. The Company's television broadcast operations began in 1950 with the acquisition of WFAA in Dallas. In 1984, the Company expanded its broadcast operations through the acquisition of four television stations in Houston, Sacramento, Hampton-Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired television stations in New Orleans and Seattle, respectively. The Company's principal newspaper is The Dallas Morning News. In December 1995, the Company purchased a daily newspaper in Bryan-College Station,

Texas. In the first quarter of 1996, the Company acquired a daily newspaper in Owensboro, Kentucky and sold its interest in its programming distribution partnership. Comparability of year-to-year results and financial condition are affected by these recent acquisitions and disposition.

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

     All references herein to broadcast operating cash flow or newspaper publishing operating cash flow refer to segment earnings from operations plus depreciation and amortization, as defined in Item 6 - Selected Financial Data. Operating cash flow as defined should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                       CONSOLIDATED RESULTS OF OPERATIONS

1996 Compared to 1995

     The Company recorded 1996 net earnings of $87,505,000 or $2.11 per share, compared to $66,576,000 or $1.68 per share in 1995. Results for 1996 include a gain of $3,895,000 (6 cents per share) on the sale of the Company's interest in its programming distribution partnership while 1995 results include a $2,406,000 (4 cents per share) gain on the sale of the Company's investment in Stauffer Communications, Inc. ("Stauffer") stock. Results for 1995 also include a non-recurring charge for early retirement costs of $1,254,000 (2 cents per share). These non-recurring items in 1996 and 1995 are included in other, net. Excluding these non-recurring items, adjusted earnings per share are $2.05 for 1996 compared to $1.66 in 1995.

     Interest expense in 1996 was $27,643,000 compared to $29,987,000 in 1995. The decrease in interest expense was primarily due to lower average rates, which were approximately 5.7 percent for 1996 compared to 6.3 percent in 1995. Average debt outstanding for the year was slightly lower than in 1995. Belo used the proceeds from its May 1996 equity offering to retire approximately $198,500,000 in revolving debt. However, borrowing increased substantially during the fourth quarter of 1996 as Belo purchased 8,321,700 shares of treasury stock for an aggregate purchase price of $306,146,000.

1995 Compared to 1994

     The Company recorded 1995 net earnings of $66,576,000 or $1.68 per share, compared to $68,867,000 or $1.70 per share in 1994. Results for 1995 include a non-recurring charge for early retirement costs of $1,254,000 (2 cents per share) and a non-recurring gain of $2,406,000 ($1,564,000 after tax, or 4 cents per share) on the sale of the Company's remaining investment in Stauffer stock. Excluding these non-recurring items, 1995 adjusted net earnings were $1.66 per share. Net earnings for 1994 included the reversal of $631,000 of accrued music license fees (1 cent per share) and a net after-tax charge of $1,567,000 (4 cents per share) for the donation of Stauffer stock to a charitable foundation. The donation of Stauffer stock included a $9,271,000 gain on the write-up of the shares to fair market value, less a charge of $16,675,000 for the subsequent donation of the shares, and a related income tax benefit of $5,837,000. Excluding these non-recurring items, adjusted 1994 net earnings were $1.73 per share.

     Interest expense in 1995 was $29,987,000 compared to $16,112,000 in 1994. A significant portion of this increase resulted from the increase in average interest rates in 1995 to approximately 6.3 percent from 4.8 percent in 1994. Additionally, higher debt levels as a result of the two recent broadcast acquisitions (KIRO in Seattle in February 1995 for $162,500,000 and WWL in New Orleans in June 1994 for $110,000,000) contributed to the increase in 1995 interest expense. Other, net for 1995 included the gain on the sale of the Company's remaining investment in Stauffer stock while 1994 included the charge for the donation of Stauffer shares to a charitable foundation. The effective tax rate for 1995 of 40 percent is higher than the 1994 effective tax rate of
36.2 percent due to the tax benefit associated with the Stauffer stock donation in 1994.

                                  BROADCASTING

1996 Compared to 1995

     Broadcast revenues in 1996 were $333,396,000, an increase of 3.3 percent over 1995 revenues of $322,642,000. Results for 1995 included only 11 months of revenue for the Seattle station, which was purchased on February 1, 1995. On a same-station basis, 1996 revenues increased 2.5 percent over 1995.

     The increase in 1996 broadcast revenues over last year is primarily due to political advertising associated with the presidential election, senate races in Texas and California and issues advertising. Local advertising revenues also improved over last year due primarily to a contract between the Seattle Mariners and UPN affiliate KIRO. Both local and national revenues were up at WWL in New Orleans, as advertisers favored this long-established market leader when other stations in the New Orleans market switched network affiliations in the first part of 1996. These increases in revenues were offset by declining national advertising. Stiff competition from NBC's prime time lineup and Olympics programming, as well as weak national sales in Dallas and Houston, combined for decreased national revenues of 2.7 percent.

     Broadcast operating cash flow for 1996 was $122,837,000, up slightly from 1995 operating cash flow of $121,716,000. Operating cash flow margins were 36.8 percent in 1996 and 37.7 percent in 1995. Excluding the effect of KIRO in January of the current year, earnings from operations and margins improved only slightly. Salaries, wages and employee benefits increased 7.1 percent (5.5 percent on a same-station basis) due primarily to more employees, merit increases, and overtime associated with election coverage. Programming expense in 1996 was also up significantly, due to the Seattle Mariners contract and more syndicated programming at KIRO. Programming costs also increased slightly at other stations for certain syndicated programming. These increases were partially offset by the elimination of a weekly news show in Dallas and the cancellation of the Oakland A's contract in Sacramento.

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

     Revenues in all broadcast advertising categories, with the exception of political advertising, were higher in 1995 compared to 1994, both as reported and on a same-station basis. Political advertising revenues in 1994 were strong due to several active gubernatorial and senate races, while 1995 political activity was relatively slow. Local advertising revenues increased by 28.5 percent overall (6.8 percent on a same-station basis), primarily due to increases at the Dallas, Hampton-Norfolk and New Orleans stations. The Company's Sacramento station, which changed its network affiliation during 1995 and experienced a sizable shift from local to national advertising, showed a slight decline in local advertising revenues. Automobile advertising was a significant factor in the stations' local market gains. National advertising revenues increased in 1995 over 1994 as well, primarily during the first half of the year. However, the majority of the 20.6 percent increase in national advertising in 1995 was due to the addition of the Seattle station in February and the effect of including the New Orleans station for the full year. On a same-station basis, national revenues were up 2.1 percent year-to-year. The most significant increases in national advertising occurred at the Sacramento and Hampton-Norfolk stations, although all other Company stations demonstrated a slight increase in national advertising revenues as well. Network compensation payments increased in 1995 following the renegotiation of the Company's network affiliation contracts late in 1994.

     Broadcast operating cash flow was $121,716,000 in 1995 compared to $106,396,000 in 1994, an increase of 14.4 percent (4.1 percent on a same-station basis). Broadcast operating cash flow in 1995 included 11 months of the Seattle station's operations while 1994 results included seven months of the New Orleans station's operations. Operating cash flow margins in 1995 and 1994 were 37.7 percent and 41.2 percent, respectively. On a same-station basis, margins in 1995 and 1994 were 41.3 percent and 41.0 percent, respectively. Higher 1995 operating costs and lower margins were due in part to significant increases in news and programming costs as the Seattle station began developing a new format when its affiliation changed from CBS to UPN. Salaries, wages and employee benefits increased 35.7 percent over 1994 due to the addition of the Seattle station and the full-year effect of the New Orleans station. On a same-station basis, these costs increased 4.7 percent due to merit increases and more employees. Other production, distribution and operating costs for 1995 increased only marginally over 1994 on a same-station basis. Depreciation and amortization expenses increased in 1995 due to the broadcast acquisitions in mid-1994 and early 1995.

                              NEWSPAPER PUBLISHING

1996 Compared to 1995

     In 1996, newspaper publishing revenues represented 59.1 percent of total revenues, compared to 55.6 percent in 1995. The increased contribution to total revenues over last year is partly due to the acquisitions of the Bryan-College Station Eagle in December 1995 and the Owensboro Messenger-Inquirer in January 1996. In addition, the Company's principal newspaper, The Dallas Morning News, had a revenue increase of nearly 13 percent over 1995. Advertising revenues account for approximately 87 percent of publishing revenues, while circulation revenues represent approximately 11 percent. Other publishing revenues, primarily commercial printing, contribute the remainder.

     Newspaper advertising volume for The Dallas Morning News is measured in column inches. Volume for the last three years was as follows:

                                                           Years ended December 31,
------------------------------------------------------------------------------------------
In thousands                                      1996              1995              1994
------------------------------------------------------------------------------------------
Full-run ROP inches (1) :
         Classified                               2,057             2,125            2,189
         Retail                                   1,435             1,429            1,524
         General                                    296               254              271
------------------------------------------------------------------------------------------
                         Total                    3,788             3,808            3,984
------------------------------------------------------------------------------------------

         (1) Full-run ROP inches refers to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper. During the periods indicated above, The Dallas Morning News ran more full-run ROP advertising than any other newspaper in the United States.

     Revenues from newspaper publishing in 1996 were $487,242,000, an increase of 19.1 percent over 1995 revenues of $409,099,000. Excluding the effect of the recently acquired newspapers, revenues increased 12.4 percent. The full year effect of two advertising rate increases in 1995, combined with additional rate increases in January 1996, contributed the majority of the year over year revenue improvement at The Dallas Morning News. The rate increases were implemented in response to escalating newsprint prices throughout 1995 and in the first quarter of 1996. Classified advertising linage fell 3.2 percent as a result of the rate increases, which were higher in classified than in other advertising categories. Retail advertising volume was relatively unchanged over last year, with additional grocery store ads offsetting declines in department store advertising. General advertising linage improved 16.5 percent despite the higher rates, with significant gains in the technology and automotive categories. The Dallas Morning News' preprint, total market coverage ("TMC") and other advertising revenues increased 7.8 percent, primarily due to more TMC participation. Circulation revenues were up nearly 10 percent over last year due to an October 1995 increase in the daily single-copy rate from $.25 to $.50 and a February 1996 increase in the home delivery rate. Circulation volumes declined slightly from 534,197 in 1995 to 513,099 in 1996 for daily and from 800,147 in 1995 to 785,934 in 1996 for Sunday delivery due primarily to these rate increases.

     Newspaper publishing operating cash flow for 1996 was $128,118,000 compared to $90,915,000 in 1995, an increase of 40.9 percent. Excluding the effect of the newspaper acquisitions, operating cash flow increased 32.1 percent. The operating cash flow margin for 1996 of 26.3 percent (26.1 percent without the new newspapers) improved over the 1995 operating cash flow margin of 22.2 percent due to a combination of factors. While revenues increased 19.1 percent, expenses increased only 13.3 percent. Other production, distribution and operating expenses at The Dallas Morning News were up the most compared to last year, due to higher TMC distribution expenses, transportation costs, advertising and promotion and outside services associated with election coverage, research and temporary help. Salaries, wages and employee benefits were also higher than last year due to more employees and higher performance bonuses. Newsprint, ink and other supplies expense was up 6.5 percent (3.6 percent excluding the new newspapers) over last year due to higher cost per ton, offset somewhat by lower consumption due to decreased circulation. There have been significant fluctuations in newsprint prices in recent years. Prices began increasing in mid 1994 from a low of $375 per ton to a high of nearly $675 per ton in February 1996 before declining to approximately $460 per ton in December 1996. Future price changes, and thus overall newsprint costs, cannot be predicted with certainty. However, for 1997, the Company expects overall newsprint costs per ton to be lower than in 1996.

1995 Compared to 1994

     Revenues from newspaper publishing in 1995 were $409,099,000, an increase of 10.8 percent over 1994 revenues of $369,366,000. Due to dramatically higher newsprint prices in 1995, a series of advertising rate increases were put into effect during the year at The Dallas Morning News. These rate increases resulted in higher revenues in the three major advertising categories despite the volume declines that resulted from the higher rates. Classified advertising linage was down 2.9 percent from 1994 while revenues were up 18.6 percent. Retail advertising revenues increased 4.2 percent due to higher rates, while volumes were lower by 6.2 percent. General advertising revenues improved 7.9 percent, although auto and bank advertising volumes decreased significantly, contributing to the overall 6.3 percent decline in linage. Preprint revenues increased 9.3 percent in 1995 from 1994 due to increased activity from electronics retailers. The Dallas Morning News' circulation revenues increased
8.8 percent over 1994 due to an increase in daily single copy prices and the full-year effect of 1994 increases in home delivery and Sunday single copy prices. Circulation volume increased slightly with daily volumes of 534,197 for 1995 versus 524,567 for 1994 and Sunday volumes of 800,147 for 1995 versus 797,206 for 1994.

     Despite significant increases in newsprint prices, newspaper publishing operating cash flow for 1995 was $90,915,000, up 4.2 percent over 1994 operating cash flow of $87,284,000. Operating cash flow margins were 22.2 percent in 1995 compared to 23.6 percent in 1994. Revenue increases were offset by total operating costs that were 12 percent higher than 1994. Newsprint, ink and other supplies expense in 1995 increased 29.2 percent over last year. Driving this increase were market-wide newsprint price increases. The average cost per ton in 1995 at The Dallas Morning News increased 44.2 percent over 1994. A reduction in tons used during 1995 helped offset the effect of these price increases to some extent. Reductions in newsprint usage came as a result of better waste control, fewer news columns and lower ad linage and promotional space. All other cost categories for the newspaper publishing segment increased only slightly due to efforts to control costs to offset the effect of the newsprint price increases.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations is the Company's primary source of liquidity. During 1996, net cash provided by operations was $164,421,000, compared to $96,601,000 in 1995. The increase was due primarily to higher net earnings and changes in working capital. The most significant working capital change was a reduction in newsprint inventory balances at the end of 1996. The decrease was due to fewer newsprint tons on hand and a lower cost per ton at the end of 1996 versus 1995. The timing of accounts receivable collections and income tax payments also contributed to the increase in 1996 net cash provided by operations. Net cash provided by operations was sufficient to fund capital expenditures and common stock dividends.

     In January 1996, the Company acquired the Owensboro Messenger-Inquirer by issuing notes payable to the seller. These notes are due in various installments over the next three years. Also during 1996, the Company purchased a 38 percent equity interest in the Press Enterprise Company, the parent company of the Riverside Press-Enterprise newspaper in Riverside, California. The purchase was completed using funds from the Company's revolving credit facility.

     At December 31, 1996, the Company had a $1,000,000,000 variable rate revolving credit agreement with a syndicate of 18 banks led by Texas Commerce Bank, Bank of Tokyo-Mitsubishi, Bank of America, and NationsBank. Borrowings under the agreement at that time were $450,000,000. In January of 1997, in preparation for the Providence Journal transaction, the Company replaced this facility with a new $1,500,000,000 five-year facility and a $500,000,000 364-day facility with a syndicate of 35 banks led by the same agent banks. The $1,500,000,000 agreement expires January 31, 2002 with extensions to January 31, 2004 at the request of the Company and with the consent of the participating banks. Commitments under the 364-day facility terminate on January 30, 1998, with any borrowings under such facility payable in full at the end of the second year following the termination of the commitments. Among other things, the agreements require the Company to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0, (2) a Funded Debt to Pro Forma Operating Cash Flow ratio (excluding subordinated debt) not exceeding 5.0 to 1.0, and (3) an Interest Coverage ratio of not less than 2.5 to 1.0, all as such terms are defined in the agreements. For the year ended December 31, 1996, the Company's ratio of funded debt to pro forma operating cash flow, as defined in the new credit facility, was 2.71 compared to 2.77 for the year ended December 31, 1995, and its interest coverage ratio for 1996 was 8.44 versus 6.71 for 1995.

     From time to time, short-term unsecured notes are also used as a source of financing. Based on the Company's intent and ability to renew short-term notes through the revolving credit facility, short-term borrowings are classified as long-term. At December 31, 1996, the Company had $165,800,000 in such short-term borrowings outstanding.

     With the completion of the new banking agreements and the Providence Journal transaction, the Company's outstanding debt is expected to be approximately $1,500,000,000 immediately following the merger. The Company believes its current financial condition and credit relationships are adequate to fund current obligations and near-term growth.

     Because substantially all of the Company's outstanding debt is currently at floating interest rates, the Company is subject to interest rate volatility. Weighted average interest rates during 1996 were approximately 5.7 percent and at the end of 1996, rates were approximately 6.1 percent.

     Total debt outstanding, including the current portion of long-term debt, increased $74,595,000 from December 31, 1995. Total debt was reduced in May 1996 by approximately $198,500,000 due to the application of the net proceeds from an equity offering of 5,750,000 shares of Series A Common Stock. Total long-term debt then increased in the fourth quarter of 1996 when the Company borrowed $306,146,000 to purchase 8,321,700 shares of treasury stock. These shares were purchased under a Board action in September of 1996, which increased the Company's stock repurchase authorization by 10,000,000 shares. Had these events occurred at January 1, 1996, earnings per share for the Company would have been $2.22, rather than $2.11.

     Treasury shares may or may not be used to facilitate future transactions with third parties and will be held in treasury until such a determination has been made. At December 31, 1996, the Company has remaining Board authority for the purchase of approximately 5,337,000 treasury shares.

     Capital expenditures in 1996 were $49,800,000. Capital projects included additional production equipment and major building renovations at The Dallas Morning News, a building and studio remodeling project at the Company's Dallas television station, leasehold improvements and furniture and equipment purchases for the Company's new consolidated Washington D.C. news bureau and the expansion of corporate offices. The Company also completed a new studio control room in Seattle, purchased broadcast equipment for each of the television stations and invested in new production equipment for its two new publishing subsidiaries. Total capital expenditures in 1997, including projects at Providence Journal subsidiaries, are expected to be between $80,000,000 and $90,000,000. As of December 31, 1996, required future payments for capital projects in 1997 were $18,724,000. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

     The Company paid dividends of $16,392,000 or 41 cents per share on Series A and Series B Common Stock outstanding during 1996 compared to $12,279,000 or 31 1/2 cents per share in 1995. The Company expects its aggregate dividend payment to be higher in 1997 due to the additional shares issued for the Providence Journal merger (see Other Matters).

                                 OTHER MATTERS

     On February 28, 1997, the Company completed the acquisition of Providence Journal pursuant to a merger in which 25,394,564 shares of Series A Common Stock and $587,096,000 in cash were paid to Providence Journal shareholders. In addition, the Company assumed Providence Journal debt of approximately $200,000,000 and incurred acquisition related costs of approximately $100,000,000, including the cash-out of Providence Journal employee stock options and stock-based compensation plans, the settlement of employment agreements and other merger-related costs. The transaction is expected to be dilutive to the Company's earnings primarily due to the amortization of goodwill resulting from the transaction. As a result of the merger, the Company currently owns two television stations in the Seattle, Washington market (KIRO and KING). To comply with FCC regulations that require the Company to divest one of these stations, on February 20, 1997, the Company announced an agreement among multiple parties whereby, through an exchange of assets, it will exchange KIRO for CBS affiliate KMOV-TV in St. Louis, Missouri. The exchange is subject to obtaining customary regulatory approvals.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders," "Executive Officers of the Company" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is incorporated herein by reference.

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

     (3) Exhibits

         Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601 (b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.

         EXHIBIT
         NUMBER            DESCRIPTION

         2.1 * Agreement and Plan of Merger, dated as of September 26, 1996 (Exhibit 2.1 to Form 8-K dated September 27, 1996)

         3.1 * Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's Annual Report on Form 10-K dated February 28, 1996(the "1995 Form 10-K"))

         3.2 * Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1995 Form 10-K)

         3.3 * Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit
                3.3 to the 1995 Form 10-K)

         3.4 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1995 Form 10-K)

         3.5 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1995 Form 10-K)

         3.6 * Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.6 to the 1995 Form 10-K)

         3.7 * Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form 10-K)

         3.8 * Bylaws of the Company, effective February 22, 1995 (Exhibit 3.7 to the Company's Annual Report on Form 10-K dated March 8, 1995 (the "1994 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above

         4.2 * Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the Company's Annual Report on Form 10-K dated March 18, 1993 (the "1992 Form 10-K"))

         4.3 * Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the Company's Annual Report on Form 10-K dated March 20, 1989)

         EXHIBIT
         NUMBER             DESCRIPTION

         4.4 * Form of Rights Agreement as Amended and Restated, as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1995 Form 10-K)

         4.5 * Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

         10.1   Contracts relating to television broadcasting:

              * (1) Form of Agreement for Affiliation between WFAA-TV in
                    Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995 Form
                    10-K)

              * (2) Form of Agreement for Affiliation between KXTV in
                    Sacramento, California and ABC (Exhibit 10.1 (2) to the 1995 Form 10-K)

              * (3) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS (Exhibit 10.1 (3) to the 1995 Form 10-K)

              * (4) Contract for Affiliation between WWL-TV in New Orleans,
                    Louisiana and CBS (Exhibit 10.1 (4) to the 1995 Form 10-K)

          10.2  Financing agreements:

              * (1) Credit Agreement dated as of July 31, 1996 among the Company and Texas Commerce Bank, National Association as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, NationsBank as Documentation Agent, and Societe Generale and The Fuji Bank, Limited as Co-Agents (Exhibit 10.4 (1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

                 (2) Five Year $1,500,000,000 revolving credit and competitive advance facility dated as of January 31, 1997 among the Company and Texas Commerce Bank National Association as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as Documentation Agent

                (3) 364-Day $500,000,000 revolving credit and competitive advance facility dated as of January 31, 1997 among the Company and Texas Commerce Bank National Association as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as Documentation Agent

         10.3   Compensatory plans:

               ~(1)  Management Security Plan

               ~(2) The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5)


              *~(3) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(13) to the 1992 Form 10-K)

              *~(4) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9) to the 1995 Form 10-K)

         EXHIBIT
         NUMBER             DESCRIPTION

              *~(5) The A. H. Belo Corporation Employee Savings and Investment Plan Amended and Restated February 2, 1996 (Exhibit 10.3(10) to the 1995 Form 10-K)

              *~(6) The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally Effective January 1, 1989) (Exhibit 10.3(11) to the 1995 Form 10-K)

              *~(7) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A. (Exhibit 10.3(26) to the Company's Annual Report on Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))

              *~(8) A. H. Belo Corporation Supplemental Executive Retirement Plan (Exhibit 10.3(27) to the 1993 Form 10-K)

              *~(9) Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N. A. (Exhibit 10.3(28) to the 1993 Form 10-K)

              *~(10) A. H. Belo Corporation 1995 Executive Compensation Plan
                     (Exhibit 10.3(16) to the 1995 Form 10-K)

              *~(11) A. H. Belo Corporation Employee Thrift Plan, effective
                     January 1, 1995 (Exhibit 10.3(17) to the 1995 Form 10-K)

              *~(12) First Amendment to A. H. Belo Corporation Employee Thrift
                     Plan (Exhibit 10.3(18) to the 1995 Form 10-K)

              *~(13) Second Amendment to A. H. Belo Corporation Employee Thrift
                     Plan (Exhibit 10.3(19) to the 1995 Form 10-K)

              *~(14) Master Defined Contribution Trust Agreement by and between
                     A. H. Belo Corporation and Mellon Bank, N.A. (Exhibit 10.3(20) to the 1995 Form 10-K)

              *~(15) First Amendment to Master Defined Contribution Trust
                     Agreement (Exhibit 10.3(21) to the 1995 Form 10-K)

              *~(16) Second Amendment to Master Defined Contribution Trust
                     Agreement (Exhibit 10.3(22) to the 1995 Form 10-K)

               ~(17) A. H. Belo Corporation 1995 Executive Compensation Plan (as
                     restated to incorporate amendments through May 14, 1997)

         21       Subsidiaries of the Company

         23       Consent of Ernst & Young  LLP

         27 Financial Data Schedule (filed electronically with the Securities and Exchange Commission)

      (b)Reports on Form 8-K.

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

                             Dated: March 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----
/s/ Robert W. Decherd
------------------------------------              Chairman of the Board, President         March 10, 1997
Robert W. Decherd                                 & Chief Executive Officer

/s/ Ward L. Huey, Jr.
------------------------------------              Vice Chairman of the                     March 10, 1997
Ward L. Huey, Jr.                                 Board and President,
                                                  Broadcast Division
/s/ Burl Osborne
------------------------------------              Director, President, Publishing          March 10, 1997
Burl Osborne                                      Division and Publisher,
                                                  The Dallas Morning News
/s/ John W. Bassett, Jr.
------------------------------------              Director                                 March 10, 1997
John W. Bassett, Jr.

/s/ Judith L. Craven, M.D., M.P.H.
------------------------------------              Director                                 March 10, 1997
Judith L. Craven, M.D., M.P.H.

/s/ Roger A. Enrico
------------------------------------              Director                                 March 10, 1997
Roger A. Enrico

/s/ Dealey D. Herndon
------------------------------------              Director                                 March 10, 1997
Dealey D. Herndon

/s/ Lester A. Levy
------------------------------------              Director                                 March 10, 1997
Lester A. Levy

/s/ Arturo Madrid, Ph.D.
------------------------------------              Director                                 March 10, 1997
Arturo Madrid, Ph.D.

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----

/s/ James M. Moroney, Jr.
------------------------------------              Director and Former                      March 10, 1997
James M. Moroney, Jr.                             Chairman of the Board

/s/ Hugh G. Robinson
------------------------------------              Director                                 March 10, 1997
Hugh G. Robinson

/s/ William T. Solomon
------------------------------------              Director                                 March 10, 1997
William T. Solomon

/s/ Thomas B. Walker, Jr.
------------------------------------              Director                                 March 10, 1997
Thomas B. Walker, Jr.

/s/ J. McDonald Williams
------------------------------------              Director                                 March 10, 1997
J. McDonald Williams

/s/ Michael D. Perry
------------------------------------              Senior Vice President and                March 10, 1997
Michael D. Perry                                  Chief Financial Officer

/s/ Vicky C. Teherani
------------------------------------              Vice President/Controller                March 10, 1997
Vicky C. Teherani

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /S/ERNST & YOUNG LLP



Dallas, Texas
January 27, 1997
except for Note 11, as to which the date is February 28, 1997

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. BELO CORPORATION AND SUBSIDIARIES

                                                                                  Years ended December 31,
-------------------------------------------------------------------------------------------------------------------

In thousands, except per share amounts                                       1996            1995         1994
-------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting (Note 2)                                              $ 333,396       $ 322,642      $ 258,040
     Newspaper publishing (Note 2)                                        487,242         409,099        369,366
     Other                                                                  3,670           3,602            719
----------------------------------------------------------------------------------------------------------------
         Total net operating revenues                                     824,308         735,343        628,125
----------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits (Notes 5 and 6)                231,856         204,833        178,264
     Other production, distribution and operating costs (Note 7)          215,295         196,506        166,187
     Newsprint, ink and other  supplies                                   146,325         137,994        106,270
     Depreciation                                                          45,408          42,270         32,854
     Amortization                                                          19,775          17,177         13,551
----------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses                               658,659         598,780        497,126
----------------------------------------------------------------------------------------------------------------
              Earnings from operations                                    165,649         136,563        130,999
----------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSE
     Interest expense (Note 3)                                            (27,643)        (29,987)       (16,112)
     Other, net (Note 9)                                                    6,034           4,438         (6,990)

----------------------------------------------------------------------------------------------------------------

         Total other income and expense                                   (21,609)        (25,549)       (23,102)
----------------------------------------------------------------------------------------------------------------


EARNINGS
     Earnings before income taxes                                         144,040         111,014        107,897
     Income taxes (Note 4)                                                 56,535          44,438         39,030
----------------------------------------------------------------------------------------------------------------

         Net earnings                                                  $   87,505      $   66,576      $  68,867
                                                                       =========================================



Net earnings per common and common equivalent share                    $     2.11      $     1.68      $    1.70

Weighted average common and common equivalent
    shares outstanding                                                     41,510          39,646         40,446
                                                                       =========================================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
A. H. BELO CORPORATION AND SUBSIDIARIES

ASSETS                                                                                           December 31,
-------------------------------------------------------------------------------------------------------------------
In thousands                                                                                 1996             1995
-------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and temporary cash investments                                                 $   13,829       $   12,846
   Accounts receivable (net of allowance of
      $5,276 and $4,164 in 1996 and 1995, respectively)                                   129,976          120,541
   Inventories                                                                             13,873           20,336
   Deferred income taxes (Note 4)                                                           5,692            5,223
   Other current assets                                                                     8,555            6,360
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 171,925          165,306
------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                                    27,468           26,708
   Buildings                                                                              169,784          155,877
   Broadcast equipment                                                                    165,752          159,909
   Newspaper publishing equipment                                                         212,401          210,362
   Other                                                                                   61,025           51,156
   Advance payments on plant and equipment
      expenditures (Note 7)                                                                21,765            6,479
------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment                                                       658,195          610,491
   Less accumulated depreciation                                                          287,415          248,650
------------------------------------------------------------------------------------------------------------------
     Property, plant and equipment, net                                                   370,780          361,841
------------------------------------------------------------------------------------------------------------------
Intangible assets, net (Note 2)                                                           582,248          571,060
Other assets, at cost (Note 5)                                                             99,119           55,815
------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $1,224,072       $1,154,022
------------------------------------------------------------------------------------------------------------------

A. H. BELO CORPORATION AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY                                                              December 31,
-------------------------------------------------------------------------------------------------------------------
In thousands, except share and per share data                                                1996             1995
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                    $   26,101       $   28,569
   Accrued compensation and benefits                                                       31,440           24,773
   Advance subscription payments                                                           10,557            9,392
   Other accrued expenses                                                                  13,307           14,098
   Income taxes payable (Note 4)                                                            7,908            4,836
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             89,313           81,668
------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 3)                                                                   631,857          557,400
Deferred income taxes (Note 4)                                                            121,808          114,729
Other liabilities                                                                          10,611           11,761

Commitments and contingent liabilities (Note 7)

Shareholders' equity (Notes 6 and 8):
   Preferred stock, $1.00 par value.  Authorized
     5,000,000 shares; none issued.
   Common stock, $1.67 par value.  Authorized
     150,000,000 shares;
         Series A:  Issued 35,404,850 and 28,961,753 shares
           at December 31, 1996 and 1995, respectively;                                    59,126           48,366
         Series B:  Issued 9,177,133 and 9,280,179 shares
           at December 31, 1996 and 1995, respectively.                                    15,326           15,498
   Additional paid-in capital                                                             302,737           97,930
   Retained earnings                                                                      301,316          230,203
------------------------------------------------------------------------------------------------------------------
Total                                                                                     678,505          391,997
   Less cost of 8,321,700 shares of Series A treasury stock                               306,146                -
   Less deferred compensation - restricted shares                                           1,876            3,533
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                           370,483          388,464
------------------------------------------------------------------------------------------------------------------

       Total liabilities and shareholders' equity                                      $1,224,072       $1,154,022
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
A. H. BELO CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
In thousands, except share and per share amounts                                                 Three years ended December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                             COMMON STOCK                                      TREASURY STOCK
                                                                                                              Deferred
                                                                    Additional                              Compensation-
                                     Shares       Shares             Paid-in  Retained     Shares            Restricted
                                    Series A     Series B    Amount  Capital  Earnings    Series A    Amount   Shares        Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1993     14,467,182   5,743,099  $33,752  $116,451  $201,246           -     $     -  $(5,350)    $346,099

   Exercise of stock options         234,545      12,500      412     7,240                                                   7,652
   Restricted shares awarded          48,360                   81     2,576                                     (2,657)          -
   Change in restricted share
         valuation                                                      188                                       (188)          -
   Amortization of restricted
         shares                                                                                                  2,166        2,166
   Forfeiture of restricted
         shares                         (810)                  (1)      (25)                                         6          (20)
   Tax benefit from long-term
         incentive plan                                               1,828                                                   1,828
   Purchase of treasury stock                                                            (644,000)    (32,073)              (32,073)
   Retirement of treasury stock     (644,000)              (1,076)   (3,827)  (27,170)    644,000      32,073                     -
   Net earnings                                                                68,867                                        68,867
   Cash dividends declared
         ($.30 per share)                                                     (11,984)                                      (11,984)
   Conversion of Series B
         to Series A                 133,611    (133,611)                                                                         -
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER  31, 1994     14,238,888   5,621,988  $33,168  $124,431  $230,959           -     $     -  $(6,023)    $382,535

   Exercise of stock options         405,448      18,590      708     8,674                                                   9,382
   Change in restricted share
         valuation                                                      698                                       (698)           -
   Amortization of restricted
         shares                                                                                                  2,718        2,718
   Forfeiture of restricted
         shares                      (27,905)                 (48)     (917)                                       470         (495)
   Tax benefit from long-term
         incentive plan                                               3,427                                                   3,427
   Two-for-one stock split        15,137,977   4,709,794   33,146   (32,618)             (316,000)       (528)                    -

   Purchase of treasury stock                                                          (1,546,848)    (63,400)              (63,400)

   Retirement of treasury stock   (1,862,848)              (3,110)   (5,765)  (55,053)  1,862,848      63,928                     -
   Net earnings                                                                66,576                                        66,576
   Cash dividends declared
         ($.315 per share)                                                    (12,279)                                      (12,279)
   Conversion of Series B
         to Series A               1,070,193  (1,070,193)                                                                         -
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER  31, 1995     28,961,753   9,280,179  $63,864   $97,930  $230,203           -    $      -  $(3,533)    $388,464

   Exercise of stock options         498,302       2,360      835     9,098                                                   9,933
   Change in restricted share
         valuation                                                        7                                         (7)           -
   Amortization of restricted
         shares                                                                                                  1,664        1,664
   Tax benefit from long-term
         incentive plan                                               3,589                                                   3,589
   Employer's matching contri-
         bution to Savings and
         Investment Plan                          89,389      150     3,214                                                   3,364
   Sale of stock                   5,750,000                9,603   188,899                                                 198,502
   Purchase of treasury stock                                                          (8,321,700)   (306,146)             (306,146)

   Net earnings                                                                87,505                                        87,505
   Cash dividends declared
         ($.41 per share)                                                     (16,392)                                      (16,392)
   Conversion of Series B
         to Series A                 194,795    (194,795)                                                                         -
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER  31, 1996     35,404,850   9,177,133  $74,452  $302,737  $301,316  (8,321,700)  $(306,146) $(1,876)    $370,483
------------------------------------------------------------------------------------------------------------------------------------



         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. BELO CORPORATION AND SUBSIDIARIES

CASH PROVIDED (USED)                                                        Years ended December 31,
---------------------------------------------------------------------------------------------------------
In thousands                                                        1996            1995            1994
---------------------------------------------------------------------------------------------------------
OPERATIONS
   Net earnings                                                  $  87,505      $  66,576      $  68,867
   Adjustments to reconcile net earnings to net cash
     provided by operations:
       Depreciation and amortization                                65,183         59,447         46,405
       Deferred income taxes                                         6,610          6,823          1,428
       Non-cash adjustments and allowances                           1,112            205          1,842
       Other, net                                                      559         (4,012)         1,549
       Net change in current assets and liabilities:
         Accounts receivable                                       (11,867)       (19,732)       (20,067)
         Inventories and other current assets                        3,669        (12,918)         8,234
         Accounts payable                                           (1,003)         1,270         10,187
         Accrued compensation and benefits                           5,207         (2,043)         5,554
         Other accrued liabilities                                     785          2,796         (1,896)
         Income taxes payable                                        6,661         (1,811)        16,682
---------------------------------------------------------------------------------------------------------
       Net cash provided by operations                             164,421         96,601        138,785
---------------------------------------------------------------------------------------------------------

INVESTMENTS
   Capital expenditures                                            (49,800)       (40,830)       (47,371)
   Acquisitions (Note 2)                                           (74,091)      (217,428)      (110,058)
   Sale of interest in partnership                                   3,750             --             --
   Other, net                                                       (3,788)         4,506          2,400
---------------------------------------------------------------------------------------------------------
       Net cash used for investments                              (123,929)      (253,752)      (155,029)
---------------------------------------------------------------------------------------------------------
FINANCING
   Net proceeds from sale of stock                                 198,502             --             --
   Borrowings for acquisitions                                      75,180        216,934        110,000
   Net proceeds from (payments on) debt                               (586)        10,066        (57,000)
   Payments of dividends on stock                                  (16,392)       (12,279)       (11,984)
   Net proceeds from exercise of stock options                       9,933          9,382          7,652
   Purchase of treasury stock                                     (306,146)       (63,400)       (32,073)

---------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing                   (39,509)       160,703         16,595
---------------------------------------------------------------------------------------------------------

           Net increase in cash and
              temporary cash investments                               983          3,552            351
---------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of year            12,846          9,294          8,943

Cash and temporary cash investments at end of year               $  13,829      $  12,846      $   9,294
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES (Note 10)
---------------------------------------------------------------------------------------------------------





         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------

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

C) ACCOUNTS RECEIVABLE Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $5,647,000, $5,888,000, and $4,506,000 in 1996, 1995 and 1994, respectively.
         Accounts written off during these years were $4,535,000, $5,683,000 and $4,231,000, respectively.

D) INVENTORIES Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

E) PROPERTY, PLANT AND EQUIPMENT Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

-------------------------------------------------------------
                                                    ESTIMATED
                                                 USEFUL LIVES
-------------------------------------------------------------
Buildings and improvements                         5-20 years
Broadcast equipment                                7-15 years
Newspaper publishing equipment                     5-20 years
Other                                              3-10 years
-------------------------------------------------------------

F) INTANGIBLE ASSETS, NET Intangible assets, net consists of excess cost over values assigned to tangible assets of purchased subsidiaries and is amortized primarily on a straight-line basis over 40 years. At December 31, 1996 and 1995, approximately $28,544,000 and $27,683,000, respectively, of intangible assets, net is attributable to subscriber lists associated with certain newspaper transactions. These assets are carried at their appraised values and amortized on a straight-line basis over estimated useful lives of 13 to 18 years. Accumulated amortization of intangible assets was $163,278,000 and $143,503,000 at December 31, 1996 and 1995, respectively. The carrying values of all intangible assets are periodically reviewed to determine whether impairment exists and adjustments to net realizable value are made as needed. No such adjustments were required in 1996.

G) STOCK OPTIONS Stock options granted to employees are accounted for using the intrinsic value of the options granted. Because it is the Company's policy to grant stock options at market price on the date of the grant, the intrinsic value is zero and therefore, no compensation expense is recorded.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued in 1995 and, if fully adopted, changed the method for recognition of cost on plans similar to that of the Company. The Company did not adopt the cost recognition provisions of SFAS 123 for options granted to employees. Pro forma disclosures as if the Company had adopted the cost recognition requirements for options granted to employees beginning with stock option grants in 1995 are presented in Note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

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

NOTE 2:  ACQUISITIONS
-----------------------------------------------------------------------------

     On June 1, 1994, Belo acquired the assets of television station WWL-TV, the CBS affiliate in New Orleans, Louisiana, for $110,000,000 in cash plus transaction costs. On February 1, 1995, Belo acquired television station KIRO-TV in Seattle, Washington. The purchase price was $162,500,000 in cash plus transaction costs. On December 26, 1995, Belo completed the acquisition of the Bryan-College Station Eagle, a daily newspaper serving Bryan-College Station, Texas. In January 1996, the Company issued notes payable for the purchase of the Owensboro Messenger-Inquirer, a daily newspaper serving Owensboro, Kentucky. These acquisitions have been accounted for as purchases.

     The costs of the acquisitions have been allocated on the basis of the estimated fair market value of the assets acquired. These allocations resulted in intangibles of $81,673,000 for WWL-TV, $122,767,000 for KIRO-TV, $43,352,000
for the Bryan-College Station Eagle and $30,862,000 for the Owensboro Messenger-Inquirer. These amounts are generally being amortized on a straight-line basis over 40 years, although subscriber lists of the acquired newspapers have been assigned lives of 13 to 18 years.

     Pro forma financial information for the current year acquisition has not been included because the results are not material to the consolidated operations of the Company.

     See Note 11 for information regarding an acquisition subsequent to December 31, 1996.

NOTE 3:  LONG-TERM DEBT
------------------------------------------------------------------------------

  Long-term debt consists of the following:

----------------------------------------------------------------------------------
In thousands                                              1996                1995
----------------------------------------------------------------------------------
Revolving credit agreement                            $450,000            $480,000
Short-term unsecured notes classified
   as long-term debt                                   165,800              71,000
Other                                                   16,057               6,400
----------------------------------------------------------------------------------

Total                                                 $631,857            $557,400
----------------------------------------------------------------------------------

     At the end of 1996, the Company had a revolving credit facility for $1,000,000,000. Loans under the revolving credit agreement bear interest at a rate based, at the option of the Company, on the bank's alternate base rate, certificate of deposit rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. At December 31, 1996 and 1995, the weighted average interest rates for borrowings under the revolving credit agreement were 5.7 percent and 6.1 percent, respectively. The agreement also provides for a facility fee of up to .1875 percent on the total commitment. Borrowings under the agreement mature upon expiration of the agreement on July 31, 2001, with an extension to July 31, 2003, at the request of the Company and with the consent of the participating banks.

     The revolving credit agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0, (2) a Funded Debt to Pro Forma Operating Cash Flow ratio (excluding subordinated debt) not exceeding 5.0 to 1.0, and (3) an Interest Coverage ratio of not less than 2.5 to 1.0, all as such terms are defined in the agreement. At December 31, 1996, the Company was in compliance with these requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     During 1996, the Company used various short-term unsecured notes as an additional source of financing. The weighted average interest rate on this debt was 7.3 percent and 6.0 percent at December 31, 1996 and 1995, respectively. Due to the Company's intent to renew the short-term notes and its continued ability to refinance this debt on a long-term basis through its revolving credit agreement, $165,800,000 and $71,000,000 of short-term notes outstanding at December 31, 1996 and 1995, respectively, have been classified as long-term.

     In 1996, 1995 and 1994, the Company incurred interest costs of $27,898,000, $30,944,000 and $16,250,000, respectively, of which $255,000,
$957,000 and $138,000, respectively, were capitalized as components of construction cost.

      Average interest rates on total debt were approximately 5.7 percent, 6.3 percent and 4.8 percent during 1996, 1995 and 1994, respectively.

     At December 31, 1996, the Company had outstanding letters of credit of $17,368,000 issued in the ordinary course of business.

     Because substantially all of the Company's debt is due under the variable rate revolving credit agreement, no significant differences exist between the carrying value and fair value.

NOTE 4:  INCOME TAXES
-------------------------------------------------------------------------------

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Income tax expense for the years ended December 31, 1996, 1995 and 1994 consists of the following:

--------------------------------------------------------------------------
In thousands                       1996              1995           1994
--------------------------------------------------------------------------
Current
  Federal                      $ 42,298          $ 32,094         $32,548
  State                           7,627             5,521           5,054
--------------------------------------------------------------------------
      Total current              49,925            37,615          37,602

Deferred                          6,610             6,823           1,428
--------------------------------------------------------------------------

Total                          $ 56,535          $ 44,438         $39,030
--------------------------------------------------------------------------

Effective tax rate                 39.2%             40.0%           36.2%
--------------------------------------------------------------------------


     Income tax provisions for the years ended December 31, 1996, 1995 and 1994 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

---------------------------------------------------------------------------
In thousands                                1996        1995         1994
---------------------------------------------------------------------------

Computed expected income tax expense    $ 50,414    $ 38,855     $  37,764
Amortization of excess cost                2,235       2,235         2,235
State income taxes                         4,857       3,692         3,494
Stock donation (Note 9)                        -           -        (3,245)
Other                                       (971)       (344)       (1,218)
---------------------------------------------------------------------------
                                        $ 56,535    $ 44,438      $ 39,030
---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995, are as follows:

---------------------------------------------------------------------------------------
In thousands                                                      1996            1995
---------------------------------------------------------------------------------------
Deferred tax liabilities:
    Excess tax depreciation and amortization                $  108,076      $  105,035
    Deferred gain on sale of assets                              3,972           4,294
    Loss on investment                                          14,280          10,867
    Expenses deductible for tax purposes in a year
        different from the year accrued                          6,974           6,211
    Other                                                          367             463
--------------------------------------------------------------------------------------
        Total deferred tax liabilities                      $  133,669      $  126,870
---------------------------------------------------------------------------------------

Deferred tax assets:
    State taxes                                             $    4,561      $    4,620
    Deferred compensation                                        4,828           5,126
    Expenses deductible for tax purposes in a year
        different from the year accrued                          3,592           3,200
    Other                                                        4,572           4,418

---------------------------------------------------------------------------------------
        Total deferred tax assets                               17,553          17,364
---------------------------------------------------------------------------------------
             Net deferred tax liability                     $  116,116      $  109,506
---------------------------------------------------------------------------------------

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

     The following table sets forth the plan's funded status and prepaid pension costs (included in other assets on the Consolidated Balance Sheets) at December 31, 1996 and 1995:

---------------------------------------------------------------------------------
In thousands                                               1996            1995
---------------------------------------------------------------------------------
 Actuarial present value of benefit obligation:
       Vested benefit obligation                        $ (88,879)      $ (82,119)

       Accumulated benefit obligation                   $ (92,124)      $ (84,597)

       Projected benefit obligation for service
          rendered to date                              $(116,740)      $(107,817)
 Plan assets at fair value, invested primarily
    in equity securities                                  108,008          95,291
 --------------------------------------------------------------------------------

 Plan assets less than projected benefit obligation        (8,732)        (12,526)
 Unrecognized net loss                                     26,742          34,350
 Unrecognized net transition asset being recognized
     over 12.3 years                                       (1,604)         (2,837)
 Unrecognized prior service cost                           (2,490)         (2,866)
 --------------------------------------------------------------------------------

 Prepaid pension cost                                   $  13,916       $  16,121
 --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     The net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 includes the following components:

         -------------------------------------------------------------------------------------------------
         In thousands                                                 1996           1995            1994
         -------------------------------------------------------------------------------------------------

         Service cost - benefits earned during the period         $   5,462       $ 3,697         $ 3,666
         Interest cost on projected benefit obligation                8,290         7,331           6,461
         Actual return on plan assets                               (14,121)      (17,035)           (604)
         Net amortization and deferral                                5,257         9,498          (6,563)

         -------------------------------------------------------------------------------------------------
         Net periodic pension cost                                $   4,888       $ 3,491         $ 2,960
         -------------------------------------------------------------------------------------------------

     Assumptions used in the accounting for the defined benefit plan are as follows:

         -------------------------------------------------------------------------------------------------
                                                                       1996          1995            1994
         -------------------------------------------------------------------------------------------------

         Discount rate in determining benefit obligation               7.50%         7.25%          8.50%
         Discount rate in determining net periodic pension
            cost                                                       7.25%         8.50%          7.50%
         Expected long-term rate of return on assets                  10.25%        10.25%         10.25%
         Rate of increase in future compensation                       5.50%         5.50%          6.00%
         -------------------------------------------------------------------------------------------------

     The Company sponsors a defined contribution plan that covers substantially all of its employees. Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company will match a portion of the employees' contributions. The Company's contributions totaled $3,587,000, $3,170,000 and $2,568,000 in 1996, 1995 and 1994,
respectively.

     The Company also sponsors non-qualified retirement plans for key employees. Expense for the plans recognized in 1996, 1995 and 1994 was $1,150,000, $1,089,000 and $1,232,000, respectively.

NOTE 6:  LONG-TERM INCENTIVE PLAN
------------------------------------------------------------------------------

    The Company has a long-term incentive plan under which awards may be granted to employees in the form of incentive stock options, non-qualified stock options, restricted shares or performance units, the values of which are based on the long-term performance of the Company. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

    The non-qualified options granted to employees under the Company's long-term incentive plan become exercisable in cumulative installments over periods of three to seven years and expire after ten years. Shares of common stock reserved for grants under the plan were 2,626,904 and 3,849,727 at December 31, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


    Stock-based activity in the long-term incentive plan is summarized in the following tables:

-------------------------------------------------------------------------------------------------------------------

Non-Qualified Stock Options                  1996                       1995                       1994
-------------------------------------------------------------------------------------------------------------------
                                                 Weighted                     Option                     Option
                                    Number of     Average      Number of     Price Per     Number of    Price Per
                                     Options     Price (A)      Options      Share (A)      Options     Share (A)
-------------------------------------------------------------------------------------------------------------------

Outstanding at January 1,          3,097,777      $24.16       1,496,750     $24-$53      1,428,002      $22-$49
     Two-for-one stock split               -           -       1,351,907     $12-$30              -            -
     Granted                       1,237,850      $35.63         699,300     $30-$35        322,795      $50-$53
     Exercised                      (500,662)     $19.82        (424,038)    $12-$27       (247,045)     $22-$49
     Canceled                        (15,027)     $28.69         (26,142)    $15-$27         (7,002)     $29-$49
                                   ---------                   ---------                 ----------
Outstanding at December 31,        3,819,938      $28.43       3,097,777     $12-$35      1,496,750      $24-$53

-------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
     options granted                               $9.68
-------------------------------------------------------------------------------------------------------------------

(A) Disclosure of weighted average price information is required by SFAS 123 for years beginning after December 15, 1995.


Restricted Stock                             1996                       1995                       1994
-------------------------------------------------------------------------------------------------------------------
                                                   Price                       Price                      Price
                                     Shares      Per Share      Shares       Per Share      Shares      Per Share
-------------------------------------------------------------------------------------------------------------------

Outstanding at January 1,            279,096     $15-$35         212,371     $29-$57        211,792      $29-$53
     Two-for-one stock split               -           -         211,891     $15-$31              -            -
     Granted                               -           -               -           -         48,360      $53-$57
     Vested                          (66,787)    $20-$35        (117,261)    $15-$35        (46,971)     $30-$57
     Forfeited                             -           -         (27,905)    $15-$35           (810)     $29-$43
                                     -------                   ---------                  ---------      -------
Outstanding at December 31,          212,309     $15-$35         279,096     $15-$35        212,371      $29-$57

-------------------------------------------------------------------------------------------------------------------

     A provision for restricted shares is made ratably over the restriction period. Expense recognized under the plan for restricted shares was $1,664,000, $2,223,000 and $2,146,000 in 1996, 1995 and 1994, respectively.

     The following table summarizes information about non-qualified stock options outstanding at December 31, 1996:


--------------------------------------------------------------------------------------------------------------
                            Number of      Weighted Average   Weighted Average     Number of   Weighted Average
           Range of          Options           Remaining          Exercise          Options        Exercise
        Exercise Prices    Outstanding       Life (years)           Price         Exercisable        Price
--------------------------------------------------------------------------------------------------------------

            $12-$20           863,654 (A)          4.3             $16.71            863,654        $16.71
            $22-$31         1,070,244 (B)          7.6             $25.72            854,829        $25.33
            $35-$39         1,886,040 (C)          9.6             $35.33            265,959        $34.75
                            ---------                                                -------
            $12-$39         3,819,938              7.8             $28.43          1,984,442        $22.84
--------------------------------------------------------------------------------------------------------------

     (A) Comprised of Series A Shares, except for 67,390 Series B Shares
     (B) Comprised of Series A Shares
     (C) Comprised of Series B Shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

    Pro forma information regarding net earnings and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.22%; dividend yield of 1.23%; volatility factor of the expected market price of the Company's common stock of .206; and weighted-average expected life of the options of 5.07 years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the full effect of applying SFAS 123 for providing pro forma disclosure will not be reflected until the completion of one full vesting cycle. Therefore, the pro forma information presented below is not indicative of the effects on reported or pro forma net earnings for future years. The Company's pro forma information follows:

-----------------------------------------------------------------------
In thousands, except per share amounts          1996            1995
-----------------------------------------------------------------------
Pro forma net earnings                       $85,839            $66,505
Pro forma net earnings per share             $  2.09            $  1.68
-----------------------------------------------------------------------


NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------------------------------------

     The Company is involved in certain claims and litigation related to its operations. In the opinion of Management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     Commitments for the purchase of broadcast film contract rights totaled approximately $104,298,000 at December 31, 1996 for broadcasts scheduled through August 2001.

     Advance payments on plant and equipment expenditures at December 31, 1996 primarily relate to newspaper production equipment, broadcast equipment and building renovations and improvements. Required future payments for capital expenditures for 1997 and 1998 are $18,724,000 and $1,000,000, respectively.

     Total lease expense for property and equipment was $3,333,000, $3,435,000 and $3,131,000 in 1996, 1995 and 1994, respectively. Future minimum rental payments for operating leases are not material.

NOTE 8:  COMMON AND PREFERRED STOCK
------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     The Company has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of Company stock annually, and the Company has authority to purchase an additional 5,336,872 shares under another Board authorization.

     On May 7, 1996, the Company completed a public offering of 5,750,000 shares of Series A Common Stock, resulting in net proceeds of approximately $198,500,000. These proceeds were used to reduce long term debt. During the fourth quarter of 1996, the Company borrowed $306,146,000 to purchase 8,321,700 shares of treasury stock. Had these transactions occurred at January 1, 1996, earnings per share for the Company would have been $2.22.

NOTE 9:  OTHER INCOME AND EXPENSE
-----------------------------------------------------------------------------

     In 1994, the Company donated 58,835 shares of Stauffer Communications, Inc. stock to The A. H. Belo Corporation Foundation. The fair market value of the shares at the time of the transfer exceeded the carrying value of the stock, resulting in a gain of $9,271,000, which was offset by a charge for the charitable contribution of the shares in the amount of $16,675,000. The transaction, net of a $5,837,000 income tax benefit, resulted in a decrease in 1994 net earnings of $1,567,000 (4 cents per share). In 1995, Belo sold its remaining investment in Stauffer Communications, Inc., resulting in a gain of $2,406,000 ($1,564,000 after-tax or 4 cents per share). In 1996, the Company sold its interest in its programming distribution partnership, resulting in a gain of $3,895,000 ($2,337,000 after-tax or 6 cents per share).

NOTE 10:  SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------------------------------------------

     Net cash provided by operations reflects cash payments for interest and income taxes during the years ended December 31, 1996, 1995 and 1994 as follows:

----------------------------------------------------------------------------------------------------------
         In thousands                                               1996            1995             1994
----------------------------------------------------------------------------------------------------------
         Interest paid, net of amounts capitalized                $27,201         $30,724        $14,564
         Income taxes paid, net of refunds                        $43,344         $39,427        $26,618
----------------------------------------------------------------------------------------------------------



NOTE 11:  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

     On February 28, 1997, the Company completed the acquisition of the Providence Journal Company ("Providence Journal") in a merger transaction by issuing 25,394,564 Series A shares and paying $587,096,000 in cash to Providence Journal shareholders. In addition, the Company assumed Providence Journal debt of approximately $200,000,000 and incurred acquisition related costs of approximately $100,000,000, including the cash-out of Providence Journal employee stock options and stock-based compensation, the settlement of employment agreements and other merger-related costs. The transaction will be accounted for as a purchase and is expected to be dilutive to the Company's earnings primarily due to the amortization of intangible assets resulting from the transaction. Had the transaction been complete as of December 31, 1996, the Company's pro forma capitalization would have resulted in total long-term debt of $1.5 billion and total shareholders' equity of $1.3 billion.

     As a result of the merger, the Company currently owns two television stations in the Seattle, Washington market (KIRO and KING). To comply with Federal Communications Commission regulations that require the Company to divest one of these stations, the Company announced an agreement among multiple parties whereby, through an exchange of assets, it will exchange KIRO for CBS affiliate KMOV-TV in St. Louis, Missouri. The exchange is subject to obtaining customary regulatory approvals.

     In January 1997, in preparation for the Providence Journal transaction, the Company replaced its existing $1,000,000,000 revolving credit agreement with a new $1,500,000,000 five-year facility and a $500,000,000 364-day facility. The terms of the new agreements are generally consistent with those of the previous facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 12:  INDUSTRY SEGMENT INFORMATION
------------------------------------------------------------------------------

     The Company operates in two primary industries: television broadcasting and newspaper publishing. Operations in the broadcast industry involve the sale of air time for advertising and the broadcast of entertainment, news and other programming. The Company's television stations are located in Dallas and Houston, Texas; Seattle, Washington; Sacramento, California; Norfolk, Virginia; New Orleans, Louisiana; and Tulsa, Oklahoma. Operations in the newspaper publishing industry involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company's principal newspaper is The Dallas Morning News and is located in Dallas, Texas. The Company's other industry segment is comprised of miscellaneous operating ventures associated primarily with television production and distribution. Prior to 1995, these operations were grouped with the broadcasting segment. Information for 1994 has been reclassified to conform to the current year presentation.

     Selected segment data for the years ended December 31, 1996, 1995 and 1994 is as follows:

----------------------------------------------------------------------------------------------------------
         In thousands                                             1996           1995              1994
----------------------------------------------------------------------------------------------------------
         Net operating revenues
            Broadcasting (A)                                $    333,396   $    322,642      $    258,040
            Newspaper publishing (B)                             487,242        409,099           369,366
            Other                                                  3,670          3,602               719
----------------------------------------------------------------------------------------------------------
                                                            $    824,308   $    735,343      $    628,125
----------------------------------------------------------------------------------------------------------

         Earnings from operations
            Broadcasting (A)                                $     83,862   $     83,921      $     81,319
            Newspaper publishing (B)                             103,046         69,999            66,568
            Other                                                 (1,238)        (3,972)             (874)
            Corporate expenses                                   (20,021)       (13,385)          (16,014)
----------------------------------------------------------------------------------------------------------
                                                            $    165,649   $   136,563       $    130,999
----------------------------------------------------------------------------------------------------------

         Depreciation and amortization
            Broadcasting (A)                                $     38,975   $     37,795      $     25,077
            Newspaper publishing (B)                              25,072         20,916            20,716
            Other                                                    200             31                 2
            Corporate                                                936            705               610
----------------------------------------------------------------------------------------------------------
                                                            $     65,183   $     59,447      $     46,405
----------------------------------------------------------------------------------------------------------

         Identifiable assets
            Broadcasting (A)                                $    709,884   $    726,766      $    566,766
            Newspaper publishing (B)                             372,958        341,025           271,179
            Other                                                  6,118          8,126             1,381
            Corporate (C)                                        135,112         78,105            74,465
----------------------------------------------------------------------------------------------------------
                                                            $  1,224,072   $  1,154,022      $    913,791
----------------------------------------------------------------------------------------------------------

         Capital expenditures
            Broadcasting (A)                                $     22,814   $     19,605      $     24,561
            Newspaper publishing (B)                              18,268         19,217            22,227
            Other                                                  1,338            154                62
            Corporate                                              7,380          1,854               521
----------------------------------------------------------------------------------------------------------
                                                            $     49,800   $     40,830      $     47,371
----------------------------------------------------------------------------------------------------------

     (A) In 1995, Broadcasting segment data includes the operations of KIRO-TV, which Belo purchased on February 1, 1995. Results for 1994 include the operations of WWL-TV, which Belo purchased on June 1, 1994. (See Note
         2).
     (B) Newspaper publishing segment data for 1996 includes the operations of the Bryan-College Station Eagle and the Owensboro Messenger-Inquirer, which were purchased by the Company in December 1995 and January 1996, respectively. (See Note 2).
     (C) Corporate assets in 1996 include a 38 percent equity interest in the Riverside Press-Enterprise newspaper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 13:  QUARTERLY RESULTS OF OPERATIONS (unaudited)
-----------------------------------------------------------------------------

     Following is a summary of the unaudited quarterly results of operations for 1996 and 1995:

------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts           1st Quarter       2nd Quarter        3rd Quarter      4th Quarter
------------------------------------------------------------------------------------------------------------------

1996
Net operating revenues
    Broadcasting                                  $  70,607         $  90,385         $  79,803      $  92,601
    Newspaper publishing (A)                        115,871           121,682           121,575        128,114
    Other                                               766               752               769          1,383
------------------------------------------------------------------------------------------------------------------
                                                  $ 187,244         $ 212,819         $ 202,147      $ 222,098
------------------------------------------------------------------------------------------------------------------

Earnings from operations
    Broadcasting                                  $  10,213         $  27,616         $  16,804      $  29,229
    Newspaper publishing (A)                         21,204            25,659            26,757         29,426
    Other                                            (1,001)                7              (112)          (132)
    Corporate expenses                               (4,505)           (5,229)           (7,014)        (3,273)

------------------------------------------------------------------------------------------------------------------
                                                  $  25,911         $  48,053         $  36,435      $  55,250
------------------------------------------------------------------------------------------------------------------
Net earnings                                      $  12,724(B)      $  25,496         $  18,926      $  30,359
------------------------------------------------------------------------------------------------------------------

Net earnings per common
------------------------------------------------------------------------------------------------------------------
   and common equivalent share                    $     .33         $     .60         $     .42      $     .77
------------------------------------------------------------------------------------------------------------------

1995
Net operating revenues
    Broadcasting (C)                              $  69,689         $  88,276         $  78,678      $  85,999
    Newspaper publishing                             93,300           101,166           102,433        112,200
    Other                                                50               327             1,340          1,885
------------------------------------------------------------------------------------------------------------------
                                                  $ 163,039         $ 189,769         $ 182,451      $ 200,084
------------------------------------------------------------------------------------------------------------------

Earnings from operations
    Broadcasting (C)                              $  15,234         $  26,526         $  17,311      $  24,850
    Newspaper publishing                             15,468            17,919            15,767         20,845
    Other                                            (1,094)             (922)           (1,025)          (931)
    Corporate expenses                               (4,097)           (3,879)           (3,928)        (1,481)

------------------------------------------------------------------------------------------------------------------
                                                  $  25,511         $  39,644         $  28,125      $  43,283
------------------------------------------------------------------------------------------------------------------
Net earnings                                      $  11,443         $  21,198(D)      $  12,792      $  21,143
------------------------------------------------------------------------------------------------------------------

Net earnings per common and
   common equivalent share                        $     .28         $     .53         $     .33      $     .54
------------------------------------------------------------------------------------------------------------------

(A) Newspaper publishing results include the operations of the Bryan-College Station Eagle and the Owensboro Messenger-Inquirer since December 1995 and January 1996, respectively. (See Note 2).
(B) Net earnings for the first quarter of 1996 include a gain of $3,895,000 on the sale of Belo's interest in its programming distribution partnership. (See Note 9).
(C) Broadcasting results include the operations of KIRO-TV since February 1, 1995. (See Note 2).
(D) Net earnings for the second quarter of 1995 include an after-tax gain of $1,564,000 related to the sale of Belo's investment in Stauffer Communications, Inc. (See Note 9).

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

Management believes that as of December 31, 1996, the Company's system of internal control is adequate to accomplish the objectives described above. Management recognizes, however, that no system of internal control can ensure the elimination of all errors and irregularities, and it recognizes that the cost of the internal controls should not exceed the value of the benefits derived.

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


/s/ Robert W. Decherd

Robert W. Decherd
Chairman of the Board, President and Chief Executive Officer


/s/ Michael D. Perry

Michael D. Perry
Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                                                                             SEQ.
NUMBER                                     DESCRIPTION                                            PAGE NO.
------                                     -----------                                            --------
  2.1    Agreement and Plan of Merger, dated as of September 26, 1996 (Exhibit 2.1 to               N/A
         Form 8-K dated September 27, 1996)

  3.1    Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's Annual           N/A
         Report on Form 10-K dated February 28, 1996 (the "1995 Form 10-K"))

  3.2    Certificate of Correction to Certificate of Incorporation dated May 13, 1987               N/A
         (Exhibit 3.2 to the 1995 Form 10-K)

  3.3    Certificate of Designation of Series A Junior Participating Preferred Stock of the         N/A
         Company dated April 16, 1987 (Exhibit 3.3 to the 1995 Form 10-K)

  3.4    Certificate of Amendment of Certificate of Incorporation of the Company dated              N/A
         May 4, 1988 (Exhibit 3.4 to the 1995 Form 10-K)

  3.5    Certificate of Amendment of Certificate of Incorporation of the Company dated              N/A
         May 3, 1995 (Exhibit 3.5 to the 1995 Form 10-K)

  3.6    Amended Certificate of Designation of Series A Junior Participating Preferred              N/A
         Stock of the Company dated May 4, 1988 (Exhibit 3.6 to the 1995 Form 10-K)

  3.7    Certificate of Designation of Series B Common Stock of the Company dated                   N/A
         May 4, 1988 (Exhibit 3.7 to the 1995 Form 10-K)

  3.8    Bylaws of the Company, effective February 22, 1995 (Exhibit 3.7 to the                     N/A
         Company's Annual Report on Form 10-K dated March 8, 1995 (the "1994
         Form 10-K"))

  4.1    Certain rights of the holders of the Company's Common Stock are set forth in
         Exhibits 3.1-3.8 above

  4.2    Specimen Form of Certificate representing shares of the Company's Series A                 N/A
         Common Stock (Exhibit 4.2 to the Company's Annual Report on Form 10-K
         dated March 18, 1993 (the "1992 Form 10-K"))

  4.3    Specimen Form of Certificate representing shares of the Company's Series B                 N/A
         Common Stock (Exhibit 4.3 to the Company's Annual Report on Form 10-K
         dated March 20, 1989)

  4.4    Form of Rights Agreement as Amended and Restated, as of February 28, 1996                  N/A
         between the Company and Chemical Mellon Shareholder Services, L.L.C., a
         New York banking corporation (Exhibit 4.4 to the 1995 Form 10-K)

  4.5    Supplement No. 1 to Amended and Restated Rights Agreement between the                      N/A
         Company and The First National Bank of Boston dated as of November 11, 1996
         (Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

EXHIBIT                                                                                             SEQ.
NUMBER                                     DESCRIPTION                                            PAGE NO.
------                                     -----------                                            --------
10.1     Contracts relating to television broadcasting:

         (1) Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC             N/A
             (Exhibit 10.1 (1) to the 1995 Form 10-K)

         (2) Form of Agreement for Affiliation between KXTV in Sacramento, California and           N/A
             ABC (Exhibit 10.1 (2) to the 1995 Form 10-K)

         (3) Contract for Affiliation between KHOU-TV in Houston, Texas and CBS (Exhibit            N/A
             10.1(3) to the 1995 Form 10-K)

         (4) Contract for Affiliation between WWL-TV in New Orleans, Louisiana and CBS              N/A
             (Exhibit 10.1 (4) to the 1995 Form 10-K)

10.2     Financing agreements:

         (1) Credit Agreement dated as of July 31, 1996 among the Company and Texas                 N/A
             Commerce Bank, National Association as administrative agent, The Chase
             Manhattan Bank, as competitive advance facility agent, Bank of America National
             Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as co-
             syndication agents, NationsBank as documentation agent, and Societe Generale and The Fuji Bank, Limited as co-agents (Exhibit 10.4 (1) to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

         (2) Five Year $1,500,000,000 revolving credit and competitive advance facility dated      _____
             as of January 31, 1997 among the Company and Texas Commerce Bank National
             Association as Administrative Agent, The Chase Manhattan Bank, as Competitive
             Advance Facility Agent, Bank of America National Trust and Savings Association
             and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as
             Documentation Agent

         (3) 364-Day $500,000,000 revolving credit and competitive advance facility dated as       _____
             of January 31, 1997 among the Company and Texas Commerce Bank National
             Association as Administrative Agent, The Chase Manhattan Bank, as Competitive
             Advance Facility Agent, Bank of America National Trust and Savings Association
             and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as
             Documentation Agent

10.3     Compensatory plans:

         (1) Management Security Plan                                                              _____

 .
         (2) The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective May 3,            _____
             1989, as amended by Amendments 1, 2, 3, 4, and 5)

         (3) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(13) to the              N/A
             1992 Form 10-K)

         (4) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9) to the 1995          N/A
             Form 10-K)

EXHIBIT                                                                                             SEQ.
NUMBER                                     DESCRIPTION                                            PAGE NO.
------                                     -----------                                            --------
        (5)  The A. H. Belo Corporation Employee Savings and Investment Plan Amended and            N/A
             Restated February 2, 1996 (Exhibit 10.3(10) to the 1995 Form 10-K)

        (6)  The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally            N/A
             Effective January 1, 1989) (Exhibit 10.3(11) to the 1995 Form 10-K)

        (7)  Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo               N/A
             Corporation and Mellon Bank, N. A. (Exhibit 10.3(26) to the Company's Annual
             Report on Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))

        (8)  A. H. Belo Corporation Supplemental Executive Retirement Plan (Exhibit 10.3(27)        N/A
             to the 1993 Form 10-K)

        (9)  Trust Agreement dated February 28, 1994, between the Company and Mellon Bank,          N/A
             N. A. (Exhibit 10.3(28) to the 1993 Form 10-K)

       (10)  A. H. Belo Corporation 1995 Executive Compensation Plan (Exhibit 10.3(16) to the       N/A
             1995 Form 10-K)

       (11)  A. H. Belo Corporation Employee Thrift Plan, effective January 1, 1995 (Exhibit 10.3   N/A
             (17) to the 1995 Form 10-K)

       (12)  First Amendment to A. H. Belo Corporation Employee Thrift Plan (Exhibit 10.3(18) to    N/A
             the 1995 Form 10-K)

       (13)  Second Amendment to A. H. Belo Corporation Employee Thrift Plan (Exhibit 10.3(19)      N/A
             to the 1995 Form 10-K)

       (14)  Master Defined Contribution Trust Agreement by and between A. H. Belo Corporation      N/A
             and Mellon Bank, N.A. (Exhibit 10.3(20) to the 1995 Form 10-K)

       (15)  First Amendment to Master Defined Contribution Trust Agreement (Exhibit 10.3(21) to    N/A
             the 1995 Form 10-K)

       (16)  Second Amendment to Master Defined Contribution Trust Agreement (Exhibit 10.3(22)      N/A
             to the 1995 Form 10-K)

       (17)  A. H. Belo Corporation 1995 Executive Compensation Plan (as restated to incorporate    _____
             amendments through May 14, 1997)

21  Subsidiaries of the Company

23  Consent of Ernst & Young LLP

27  Financial Data Schedule (filed electronically with the Securities and
    Exchange Commission)
