Form 10-Q
period 1997-03-31
BELO A H CORP
filed 1997-05-15
CIK 356080

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

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

                                 YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                             OUTSTANDING AT APRIL 30, 1997
               -----                             -----------------------------

       Common Stock, $1.67 par value                    *61,756,409

    * Consisting of 52,548,893 shares of Series A Common Stock and 9,207,516 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements........................................... 1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............... 6


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.............................................. 10

Item 2.           Changes in Securities.......................................... 10

Item 3.           Defaults Upon Senior Securities................................ 10

Item 4.           Submission of Matters to a Vote of Security Holders............ 11

Item 5.           Other Information.............................................. 11

Item 6.           Exhibits and Reports on Form 8-K............................... 11

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                       Three months ended March 31,
====================================================================================
In thousands, except per share amounts (unaudited)          1997         1996
------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                         $  92,002    $  70,607
     Newspaper publishing                                   137,179      115,871
     Other                                                    3,521          766
                                                          ---------    ---------

         Total net operating revenues                       232,702      187,244

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                   71,378       55,935
     Other production, distribution and operating costs      61,308       49,694
     Newsprint, ink and other supplies                       29,231       39,133
     Depreciation                                            14,356       11,635
     Amortization                                             8,978        4,936
                                                          ---------    ---------

         Total operating costs and expenses                 185,251      161,333
                                                          ---------    ---------

         Earnings from operations                            47,451       25,911

OTHER INCOME AND EXPENSE
     Interest expense                                       (13,447)      (8,864)
     Other, net                                               1,249        4,341
                                                          ---------    ---------

         Total other income and expense                     (12,198)      (4,523)

EARNINGS
     Earnings before income taxes                            35,253       21,388
     Income taxes                                            17,626        8,664
                                                          ---------    ---------

         Net earnings                                     $  17,627    $  12,724
                                                          =========    =========

Net earnings per common and common equivalent share       $     .38    $     .33
                                                          =========    =========

Cash dividends declared per share                         $     .11    $     .08
                                                          =========    =========

Average shares outstanding                                   45,874       38,876
--------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

============================================================================================
                                                                  MARCH 31,     December 31,
Dollars in thousands  (Current year unaudited)                       1997           1996
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                         $    18,104    $    13,829
     Accounts receivable, net                                        177,661        129,976
     Other current assets                                             45,134         28,120
                                                                 -----------    -----------
         Total current assets                                        240,899        171,925

Property, plant and equipment, net                                   591,883        370,780
Intangible assets, net                                             2,401,441        582,248
Other assets, at cost                                                148,905         99,119
                                                                 -----------    -----------
         Total assets                                            $ 3,383,128    $ 1,224,072
                                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $    31,521    $    26,101
     Accrued expenses                                                110,630         40,972
     Other current liabilities                                        39,773         22,240
                                                                 -----------    -----------
         Total current liabilities                                   181,924         89,313

Long-term debt                                                     1,483,957        631,857
Deferred income taxes                                                428,465        121,808
Other liabilities                                                     31,837         10,611

Shareholders' equity:
     Preferred stock
     Common stock, $1.67 par value.  Authorized
         150,000,000 shares:
         Series A:  Issued 60,849,808 shares at March 31, 1997
          and 35,404,850 shares at December 31, 1996                 101,619         59,126
         Series B:  Issued 9,201,617 shares at March 31, 1997
          and 9,177,133 shares at December 31, 1996                   15,367         15,326
      Additional paid-in capital                                   1,132,746        302,737
      Retained earnings                                              314,954        301,316
                                                                 -----------    -----------
          Total                                                    1,564,686        678,505

      Less cost of 8,321,700 shares of Series A treasury stock      (306,146)      (306,146)
      Less deferred compensation - restricted shares                  (1,595)        (1,876)
                                                                 -----------    -----------
          Total shareholders' equity                               1,256,945        370,483

              Total liabilities and shareholders' equity         $ 3,383,128    $ 1,224,072
-----------------------------------------------------------------===========----===========



See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                              Three months ended March 31,
==========================================================================================

In thousands  (unaudited)                                         1997            1996
------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                             $    17,627    $    12,724
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                        23,334         16,571
              Deferred income taxes                                 7,254          2,803
              Other, net                                             (232)        (2,640)
              Net change in current assets and liabilities:
                  Accounts receivable                               8,738         11,025
                  Other current assets                              1,895            (54)
                  Accounts payable                                 (4,689)        (7,469)
                  Accrued expenses                                 (9,158)        (4,885)
                  Other current liabilities                        12,457          6,272
                                                              -----------    -----------

         Net cash provided by operations                           57,226         34,347

INVESTING
     Acquisitions                                                (694,429)       (35,281)
     Capital expenditures                                         (15,502)        (7,078)
     Sale of investment                                              --            3,750
     Other, net                                                       463            (59)
                                                              -----------    -----------

         Net cash used for investing                             (709,468)       (38,668)

FINANCING
     Borrowings for acquisitions                                  894,506         36,415
     Refinancing of Providence Journal debt                      (200,000)          --
     Net proceeds from (payments on) debt                         (34,974)       (29,708)
     Payment of dividends on stock                                 (3,989)        (3,064)
     Net proceeds from exercise of stock options                      974          2,376
                                                              -----------    -----------

         Net cash provided by financing                           656,517          6,019

Net increase in cash and temporary cash investments                 4,275          1,698

Cash and temporary cash investments at beginning of period         13,829         12,846
                                                              -----------    -----------

Cash and temporary cash investments at end of period          $    18,104    $    14,544
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Value of stock issued for acquisition                    $   870,399    $      --
     Interest paid, net of amounts capitalized                $    10,399    $     8,872
     Income taxes paid, net of refunds                        $     4,832    $       538
----------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The accompanying unaudited consolidated condensed financial statements of A. H. Belo Corporation and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 and the consolidated financial statements of The Providence Journal Company ("PJC") for the year ended December 31, 1996 included in the Company's current report on Form 8-K/A dated May 2, 1997.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) On February 28, 1997, Belo completed the acquisition of PJC by issuing 25,394,564 shares of Series A Common Stock and paying $587 million to former shareholders of PJC. Belo also incurred approximately $100 million in employee and transaction costs and refinanced $200 million of PJC debt. The acquisition has been accounted for as a purchase. The Company's consolidated financial results for the three-month period ended March 31, 1997 include the operations of PJC since March 1, 1997.

         The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This preliminary purchase price allocation resulted in goodwill and intangibles of approximately $1.8 billion, which includes approximately $300 million of deferred taxes based on the value of identifiable intangibles. Goodwill and intangibles arising from the purchase of PJC are being amortized on a straight line basis over 40 years, except for the value assigned to the newspaper subscriber list, which is being amortized over 18 years.

         The pro forma financial results of operations below assume the transaction was completed at the beginning of each of the periods presented and include adjustments for increased interest costs associated with the transaction as well as increased depreciation and amortization and effective income tax rates to reflect the effects of the preliminary purchase price allocation (dollars in thousands, except per share amounts):

                  Three months ended March 31,              1997        1996
                  -------------------------------------------------------------
                  Net operating revenues                  $ 284,767   $ 265,384
                  Net earnings (loss)(1)                  $  13,127   $ (12,600)
                  Net earnings (loss) per share           $     .21   $    (.20)
                  -------------------------------------------------------------

                  (1) Net earnings for the three months ended March 31, 1997 include a pre-tax gain of $10,672 on the sale of an investment. Net earnings for the three months ended March 31, 1996 include pre-tax charges for PJC stock-based compensation ($11,730) and PJC newspaper restructuring ($1,150). Both periods exclude the effects of America's Health Network ("AHN"). See footnote 3.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the acquisition been completed as of the indicated dates, nor is it indicative of future operating results.

 (3) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


================================================================================
Three months ended March 31,                               1997         1996
-------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                        $  92,002    $  70,607
     Newspaper publishing                                  137,179      115,871
     Other(1)                                                3,521          766
                                                         ---------    ---------

         Total net operating revenues                    $ 232,702    $ 187,244
                                                         =========    =========

EARNINGS FROM OPERATIONS
     Broadcasting                                        $  16,869    $  10,213
     Newspaper publishing                                   38,877       21,204
     Other(1)                                               (1,534)      (1,001)
     Corporate expenses                                     (6,761)      (4,505)
                                                         ---------    ---------

         Total earnings from operations                  $  47,451    $  25,911
                                                         =========    =========

DEPRECIATION AND AMORTIZATION
     Broadcasting                                        $  14,555    $   9,990
     Newspaper publishing                                    8,200        6,358
     Other(1)                                                  273           31
     Corporate                                                 306          192
                                                         ---------    ---------

         Total depreciation and amortization             $  23,334    $  16,571
---------------------------------------------------------=========----=========

(1) On May 13, 1997, the Company announced the pending sale of its ownership interest in AHN, which was acquired as a part of the PJC acquisition. In anticipation of this disposition, the results of operations for AHN are not included herein.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                              RECENT DEVELOPMENTS

On February 19, 1997, the shareholders of the Company and The Providence
Journal Company ("PJC") approved Belo's acquisition of PJC. Upon completion of the acquisition on February 28, 1997, Belo added to its broadcast holdings nine network-affiliated television stations and four television stations operated under local marketing agreements ("LMA"). The Company also acquired PJC's interest in the Providence Journal-Bulletin, the largest daily newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. In addition, the acquisition included PJC's interest in two cable networks, Television Food Network ("TVFN") and America's Health Network ("AHN"). Since the acquisition, the Company has pursued alternate financing and operating strategies for AHN and on May 13, 1997, announced the pending sale of its ownership interest in AHN. Accordingly, the results of operations and financial position for AHN are not included herein. Other PJC media assets acquired included a regional cable news channel (Northwest Cable News) and an on-line electronic media service (projo.com). The following table sets forth the Company's major media assets by segment subsequent to the acquisition:


-----------------------------------------------------------------------------------------------------------------
BROADCASTING
-----------------------------------------------------------------------------------------------------------------
         MARKET               MARKET RANK(1)           STATION          NETWORK AFFILIATION          STATUS
-----------------------------------------------------------------------------------------------------------------
Dallas-Fort Worth                   8                    WFAA                   ABC                  Owned
Houston                             11                   KHOU                   CBS                  Owned
Seattle-Tacoma(2)                   12                   KING                   NBC                  Owned
Seattle-Tacoma                      12                   KONG                   IND                   LMA
Sacramento                          20                   KXTV                   ABC                  Owned
St. Louis                           21                   KMOV                   CBS                  Owned(2)
Portland                            24                   KGW                    NBC                  Owned
Charlotte                           28                   WCNC                   NBC                  Owned
Hampton-Norfolk                     40                   WVEC                   ABC                  Owned
New Orleans                         41                   WWL                    CBS                  Owned
Albuquerque-Santa Fe                48                   KASA                   FOX                  Owned
Louisville                          50                   WHAS                   ABC                  Owned
Tulsa                               58                   KOTV                   CBS                  Owned
Honolulu                            69                   KHNL                   NBC                  Owned
Honolulu                            69                   KFVE                   UPN                   LMA
Spokane                             73                   KREM                   CBS                  Owned
Spokane                             73                   KSKN                   IND                   LMA
Tucson                              78                   KMSB                   FOX                  Owned
Tucson                              78                   KTTU                   UPN                   LMA
Boise                              127                   KTVB                   NBC                  Owned
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
-----------------------------------------------------------------------------------------------------------------
                                                                                 DAILY                SUNDAY
            NEWSPAPER                          LOCATION                       CIRCULATION(3)        CIRCULATION(3)
-----------------------------------------------------------------------------------------------------------------
The Dallas Morning News                     Dallas, Texas                          523,955             800,306
Providence Journal-Bulletin            Providence, Rhode Island                    168,368             243,643
Owensboro Messenger-Inquirer             Owensboro, Kentucky                        31,748              34,370
Bryan-College Station Eagle          Bryan-College Station, Texas                   21,968              27,501
The Gleaner                              Henderson, Kentucky                        11,624              13,752
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
OTHER
-----------------------------------------------------------------------------------------------------------------

                   COMPANY                                            DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
Belo Productions, Inc.                        Produces television programming
Television Food Network(4)                    Cable network distributed to 24 million subscribers
Northwest Cable News                          Cable news network distributed to 1.7 million homes
dallasnews.com                                Web site featuring daily content from The Dallas Morning News
projo.com                                     Web site featuring daily content from Providence Journal-Bulletin
-----------------------------------------------------------------------------------------------------------------

(1) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on January 1997 Nielsen estimates.

(2) Currently, the Company also owns KIRO in Seattle, Washington which it acquired in 1995. On February 20, 1997, the Company announced an agreement among multiple parties whereby, through an exchange of assets, it will exchange KIRO for CBS affiliate KMOV in St. Louis, Missouri. The exchange is expected to close during the second quarter of 1997.

(3) Average paid circulation for the six months ended March 31, 1997, according to the unaudited Publisher's Statement of the Audit Bureau of Circulation, an independent agency.

(4)  The Company is the managing general partner with a 55% ownership interest.

                             RESULTS OF OPERATIONS

Net earnings for the first quarter of 1997 were $17,627 or 38 cents per share compared to $12,724 (33 cents per share) for the first quarter of 1996. First quarter 1996 results included a gain of $3,895 (6 cents per share) on the sale of Maxam Entertainment to CBS while 1997 results include the operations of PJC beginning March 1, 1997. The acquisition of PJC is dilutive to Belo's earnings due primarily to the amortization of intangibles and increased interest expense on borrowings incurred to complete the transaction.

To enhance comparability of the Company's segment results of operations for the three months ended March 31, 1997 and 1996, certain information below is presented on an "as adjusted" basis and reflects the acquisition of PJC as though it had occurred at the beginning of the respective periods presented. The discussion that follows compares segment operations on an adjusted basis only.


------------------------------------------------------------------------------------------------------------
                                            AS ADJUSTED                          AS REPORTED
(UNAUDITED; IN THOUSANDS)        1997          1996         % CHANGE      1997       1996       % CHANGE
------------------------------------------------------------------------------------------------------------
Revenues
   Broadcasting                 $120,423       $113,989       5.6%       $ 92,002   $ 70,607          30.3%
   Newspaper Publishing          156,769        145,996       7.4%        137,179    115,871          18.4%
   Other                           7,575          5,399      40.3%          3,521        766            --

Operating cash flow (1)
   Broadcasting                  $38,606        $32,588      18.5%       $ 31,424   $ 20,203          55.5%
   Newspaper publishing           50,468         30,312      66.5%         47,077     27,562          70.8%
   Other                          (4,714)        (5,196)      9.3%        (1,261)      (970)         (30.0%)
------------------------------------------------------------------------------------------------------------

(1) Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the television and newspaper publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Broadcasting

Broadcasting revenues for first quarter 1997 were $120,423, an increase of $6,434 or 5.6 percent over first quarter 1996 revenues of $113,989. Local revenues were up 4.7 percent with the largest improvements noted in Dallas, Seattle and Portland. These three markets posted a combined local revenue improvement of nearly 10 percent. The higher local revenues are attributable to strong ratings in both the November 1996 and February 1997 Nielsen ratings periods. National revenues were also much stronger in 1997 versus 1996, increasing 10.2 percent. All but three of Belo's television stations posted higher national revenues. Telecommunications and automotive advertising contributed to the strength in the national revenue category. National revenues at KING, the Company's NBC affiliate in Seattle, also benefited as advertisers looked to this established leader while other stations in the market prepare to change network affiliations later this year. Overall, political advertising was
26.5 percent lower in 1997 than in 1996 due to the lack of any major elections; however, both Texas stations had higher 1997 political advertising revenues due to aggressive issues advertising by the telecommunication and public utility industries.

Operating cash flow margins for the first quarter of 1997 and 1996 were 32.1 percent and 28.6 percent, respectively. Broadcasting's operating cash flow of $38,606 improved 18.5 percent over last year's first quarter operating cash flow of $32,588. While net operating revenues increased as noted above, total cash expenses were relatively flat when compared to last year. Compensation and benefits were up just 2.1 percent over last year due to changes in employee headcount and merit increases from year to year. Outside services and other operating costs also increased slightly over last year. However, advertising and promotion expense was lower in 1997 than in 1996, which included a significant advertising campaign in connection with the Honolulu station's change in network affiliation. Programming expense was also lower in 1997 due to lower costs for both barter and purchased programming.

Newspaper publishing

First quarter 1997 revenues for newspaper publishing were $156,769, an improvement of $10,773 or 7.4 percent over 1996 revenues of $145,996. Revenues at The Dallas Morning News rose 8.3 percent while the Providence Journal-Bulletin revenues improved 3.7 percent. At The Dallas Morning News, classified advertising was up 10.9 percent due to higher average rates, offset somewhat by lower linage. Although classified employment linage improved nearly 7 percent, decreases in automotive and real estate linage more than offset this volume gain. General advertising volume at The Dallas Morning News was up substantially, primarily in the technology category, which contributed to a
14.1 percent general advertising revenue increase. Retail advertising revenue was up 3.1 percent due to higher rates. Circulation revenues were flat compared to last year's first quarter as daily volumes declined .9 percent and Sunday circulation declined .2 percent.

Advertising revenues at the Providence Journal-Bulletin were up 5.3 percent over last year, primarily in classified and general. Across-the-board rate increases effective January 1, 1997, Providence Journal-Bulletin's first rate increases since October 1, 1995, produced the higher revenues. Despite these rate increases, volume in all full run ROP categories improved over first quarter 1996 results. Classified revenues were especially strong, improving 19 percent over last year with increases in automotive, employment and education, and real estate. General advertising improvement came from the automotive, professional services and travel and entertainment categories. Circulation revenues were up 1.1 percent over last year, due to a price increase last year for Sunday single-copy and home delivery and a January 1997 increase in the daily home delivery price. Circulation volumes for daily and Sunday were down
1.5 percent and 3.8 percent, respectively.

Operating cash flow margins for the first quarter of 1997 and 1996 were 32.2 percent and 20.8 percent, respectively. Operating cash flows for the newspaper publishing segment improved dramatically in the first quarter of 1997 versus first quarter 1996 due to a combination of higher revenues and lower cash expenses. The most significant savings came in lower newsprint prices. The Dallas Morning News' newsprint expense was one-third less than the first quarter of last year and all other newspaper operations experienced similar decreases. Salaries, wages and employee benefits were up only 2.4 percent over last year. While employee expenses at The Dallas Morning News increased 6 percent over the first quarter of last year, an April 1996 restructuring at

Providence Journal-Bulletin reduced its overall employee costs by 5.5 percent. All other operating expenses for the newspaper publishing group were up 11.4 percent. Distribution expenses at The Dallas Morning News were higher due to an increase in its TMC advertising program. The Dallas Morning News also had higher bad debt expense and costs associated with contractor recognition programs.

Other

Other revenues, primarily in cable programming and electronic media, increased
40.3 percent to $7,575 for the first quarter of 1997 due mostly to higher revenues at TVFN, in which the Company has a controlling partnership interest. Operating cash flow for this segment, while negative for the first quarters of 1997 and 1996, has improved in the current period, due to improving margins at Northwest Cable News.

Consolidated results

Depreciation and amortization expenses were higher in first quarter 1997 versus 1996 because of the PJC acquisition. Amortization of intangibles associated with PJC for first quarter 1997 was approximately $4 million while incremental depreciation expense for PJC was $2.6 million.

Higher interest expense resulted from the higher debt levels associated with the PJC acquisition and fourth quarter 1996 treasury stock repurchases. Weighted average interest rates for the first quarter of 1997 were relatively unchanged from last year.

The effective tax rate for the first quarter of 1997 was 50 percent versus a first quarter 1996 effective rate of 40.5 percent. The increase in the effective rate is due to the amortization of non-deductible goodwill associated with the PJC acquisition.

                        LIQUIDITY AND CAPITAL RESOURCES

Long-term debt outstanding increased $852.1 million from December 31, 1996 to March 31, 1997 due to the purchase of PJC. Specifically, Belo paid $587 million to shareholders of PJC and approximately $85 million in employee and transaction costs, and refinanced $200 million of PJC's debt under its existing credit facility. An additional $15 million in merger related costs are expected to be paid during the remainder of 1997. Also, in connection with the PJC acquisition, the Company issued 25,394,564 shares of Series A Common Stock resulting in an increase in equity of $870,399.

Net cash provided by operations and bank borrowings are the Company's primary sources of liquidity. On an as reported basis, during the first quarter of 1997, net cash provided by operations was $57,226, compared to $34,347 for the same period in 1996. The increase was due primarily to higher earnings and changes in working capital. Net cash provided by operations was sufficient to fund capital expenditures and common stock dividends.

At March 31, 1997, the Company had a $1.5 billion five-year variable rate revolving credit agreement and a $500 million 364-day facility. Borrowings under these agreements at March 31, 1997 were $1,387 million. In addition, the Company had short-term unsecured notes of $71.3 million outstanding at March 31, 1997. Based on the Company's intent and ability to renew these short-term notes through the revolving credit agreement, short-term borrowing is classified as long-term.

As defined in the credit agreements, the Company is required to maintain certain ratios as of the end of each quarter. For the four quarters ended March 31, 1997, the Company's ratio of funded debt to pro forma operating cash flow, which is not to exceed 5.0, was 4.2 compared to 2.7 for the year ended December 31, 1996. The Company's interest coverage ratio for the four quarters ended March 31, 1997 was 4.4 versus 8.4 for the year ended December 31, 1996, compared to a minimum coverage requirement of 2.5 times.

Because substantially all of the Company's outstanding debt is currently at floating interest rates, the Company is subject to interest rate volatility. Weighted average interest rates during the first quarter of 1997 were approximately 6 percent compared to 6.1 percent for the same period in 1996.

On April 21, 1997, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance from time to time of up to $1.5 billion in debt securities. This shelf registration enables the Company to issue fixed-rate debt under which existing variable-rate debt may be refinanced in whole or in part. With this financing option, combined with the existing revolving credit facilities discussed above, the Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

The Company paid first quarter 1997 dividends of $3,989 or 11 cents per share on Series A and Series B Common Stock compared to $3,064 or 8 cents per share in first quarter 1996. The Company expects its aggregate dividend payment to be higher in the remainder of 1997 due to the additional shares issued in the PJC acquisition.

Capital expenditures for first quarter 1997 were $15,502. The majority of these expenditures were for additional production equipment and major building renovations at The Dallas Morning News and a building and studio remodeling project at the Company's Dallas television station. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit facilities.

                                 OTHER MATTERS

As a result of the PJC acquisition, the Company currently owns two television stations in the Seattle-Tacoma, Washington market (KIRO and KING). To comply with FCC regulations that require the Company to divest one of these stations, on February 20, 1997 the Company announced an agreement among multiple parties whereby, through an exchange of assets, it will exchange KIRO for CBS affiliate KMOV-TV in St. Louis, Missouri. The exchange is expected to close during the second quarter of 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share exclude the dilutive effect of outstanding stock options. The effect of adopting this statement on the calculation of both basic and fully diluted earnings per share is not expected to be material.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of the Company's shareholders was held on February 19, 1997 to vote on a proposal to issue up to 25,600,000 shares of Series A Common Stock in connection with the Company's acquisition of The Providence Journal Company. The proposal was approved by a vote of 108,429,686 for, 92,976 against, and 111,437 abstaining.

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

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
         2.1*     Amended and Restated Agreement and Plan of Merger, dated as of September 26, 1996 (Appendix A of the Joint Proxy
                  Statement/Prospectus of Belo and Providence Journal included in Belo's Registration Statement on Form S-4 (Registration
                  No. 333-19337) filed with the Commission on January 8, 1997)

         3.1* Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's Amended Annual Report on Form 10-K/A dated
                  April 8, 1996 (the "1995 Form 10-K/A"))

         3.2* Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1995 Form 10-K/A)

         3.3*     Certificate of Designation of Series A Junior Participating
                  Preferred Stock of the Company dated April 16, 1987 (Exhibit
                  3.3 to the 1995 Form 10-K/A)

         3.4* Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1995 Form
                  10-K/A)

         3.5* Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the Company's
                  Annual Report on Form 10-K dated February 28, 1996 (the "1995
                  Form 10-K"))

         3.6*     Amended Certificate of Designation of Series A Junior
                  Participating Preferred Stock of the Company dated May 4,
                  1988 (Exhibit 3.6 to the 1995 Form 10-K/A)

         3.7*     Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form
                  10-K/A)

         3.8*     Amended and Restated Bylaws of the Company, effective
                  February 22, 1995 (Exhibit 3.7 to the Company's Annual Report on Form 10-K dated March 8, 1995 (the "1994 Form 10-K"))

         EXHIBIT
         NUMBER       DESCRIPTION
         ------       -----------
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

         4.4*     Amended and Restated Form of Rights Agreement as of February
                  28, 1996 between the Company and Chemical Mellon Shareholder
                  Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1995 Form 10-K)

         4.5* Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1996)

         10.1     Contracts relating to television broadcasting:

                  *(1)  Form of Agreement for Affiliation between WFAA-TV in
                        Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995
                        Form 10-K/A)

         10.2     Financing agreements:

                  *(1) Credit Agreement (five year $1,500,000,000 revolving credit and competitive advance facility dated as of January 31, 1997 among the Company and Texas Commerce
                        Bank National Association as Administrative Agent, The
                        Chase Manhattan Bank, as Competitive Advance Facility
                        Agent, Bank of America National Trust and Savings
                        Association and Bank of Tokyo-Mitsubishi, Ltd. as
                        Co-Syndication Agents, and NationsBank as Documentation
                        Agent)(Exhibit 10.2(2) to the Company's Annual Report on Form 10-K dated March 10, 1997 (the "1996 Form
                        10-K"))

                  *(2) Credit Agreement (364-day $500,000,000 revolving credit and competitive advance facility dated as of January
                        31, 1997 among the Company and Texas Commerce Bank
                        National Association as Administrative Agent, The Chase
                        Manhattan Bank, as Competitive Advance Facility Agent,
                        Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication
                        Agents, and NationsBank as Documentation Agent)
                        (Exhibit 10.2(3) to the 1996 Form 10-K)

         10.3     Compensatory plans:

                  * (1) Management Security Plan (Exhibit 10.3(1) to the 1996
                        Form 10-K)

                  * (2) The A. H. Belo Corporation 1986 Long-Term Incentive
                        Plan (Effective May 3, 1989, as amended by Amendments
                        1, 2, 3, 4, and 5) (Exhibit 10.3(2) to the 1996 Form
                        10-K)

                  * (3) Amendment No. 6 to 1986 Long-Term Incentive Plan
                        (Exhibit 10.3(13) to the 1992 Form 10-K)

                  EXHIBIT
                  NUMBER    DESCRIPTION
                  ------    -----------
                  * (4)  Amendment No. 7 to 1986 Long-Term Incentive Plan
                         (Exhibit 10.3(9) to the 1995 Form 10-K)

                  * (5)  The A. H. Belo Corporation Employee Savings and
                         Investment Plan Amended and Restated February 2, 1996
                         (Exhibit 10.3(10) to the 1995 Form 10-K)

                    (6)  First Amendment to the A. H. Belo Corporation Employee
                         Savings and Investment Plan

                  * (7) The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally Effective January 1, 1989)
                         (Exhibit 10.3(11) to the 1995 Form 10-K)

                    (8)  First Amendment to the G. B. Dealey Retirement Pension
                         Plan

                  * (9) Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A.
                         (Exhibit 10.3(26) to the Company's Annual Report on
                         Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))

                  * (10) A. H. Belo Corporation Supplemental Executive
                         Retirement Plan (Exhibit 10.3(27) to the 1993 Form
                         10-K)

                  * (11) Trust Agreement dated February 28, 1994, between the
                         Company and Mellon Bank, N. A. (Exhibit 10.3(28) to the 1993 Form 10-K)

                  * (12) A. H. Belo Corporation 1995 Executive Compensation
                         Plan (Exhibit 10.3(16) to the 1995 Form 10-K)

                  * (13) A. H. Belo Corporation Employee Thrift Plan, effective
                         January 1, 1995 (Exhibit 10.3(17) to the 1995 Form
                         10-K)

                  * (14) First Amendment to A. H. Belo Corporation Employee
                         Thrift Plan (Exhibit 10.3(18) to the 1995 Form 10-K)

                  * (15) Second Amendment to A. H. Belo Corporation Employee
                         Thrift Plan (Exhibit 10.3(19) to the 1995 Form 10-K)

                  * (16) Master Defined Contribution Trust Agreement by and
                         between A. H. Belo Corporation and Mellon Bank, N.A.
                         (Exhibit 10.3(20) to the 1995 Form 10-K)

                  * (17) First Amendment to Master Defined Contribution Trust
                         Agreement (Exhibit 10.3(21) to the 1995 Form 10-K)

                  * (18) Second Amendment to Master Defined Contribution Trust
                         Agreement (Exhibit 10.3(22) to the 1995 Form 10-K)

                  * (19) A. H. Belo Corporation 1995 Executive Compensation
                         Plan (as restated to incorporate amendments through May 14, 1997) (Exhibit 10.3(17) to the 1996 Form 10-K)

                  12    Computation of Ratio of Earnings to Fixed Charges

                  27  Financial Data Schedule

              EXHIBIT
               NUMBER       DESCRIPTION
               ------       -----------
                  99     Unaudited Pro Forma Combined Condensed Statements of
                         Earnings for the three months ended March 31, 1997 and
                         1996

(b)  Reports on Form 8-K

     During the quarter covered by this report, there was a report on Form 8-K filed on March 14, 1997 as amended by Form 8-K/A dated May 2, 1997 containing information under item 2, "Acquisition or Disposition of Assets," and item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" concerning the acquisition of The Providence Journal Company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          A. H. BELO CORPORATION



May 15, 1997                              By: /S/Michael D. Perry
                                             ---------------------------
                                             Michael D. Perry
                                             Senior Vice President and
                                             Chief Financial Officer

                                                                                   SEQ.
         EXHIBIT                                                                   PAGE
         NUMBER            DESCRIPTION                                            NUMBER
         ------            -----------                                            ------
         2.1      Amended and Restated Agreement and Plan of Merger, dated as of September 26, 1996 (Appendix A of the Joint Proxy
                  Statement/Prospectus of Belo and Providence Journal included in Belo's Registration Statement on Form S-4 (Registration
                  No. 333-19337) filed with the Commission on January 8, 1997)      N/A

         3.1      Certificate of Incorporation of the Company (Exhibit 3.1 to
                  the Company's Amended Annual Report on Form 10-K/A dated
                  April 8, 1996 (the "1995 Form 10-K/A"))                           N/A

         3.2      Certificate of Correction to Certificate of Incorporation
                  dated May 13, 1987 (Exhibit 3.2 to the 1995 Form 10-K/A)          N/A

         3.3      Certificate of Designation of Series A Junior Participating
                  Preferred Stock of the Company dated April 16, 1987 (Exhibit
                  3.3 to the 1995 Form 10-K/A)                                      N/A

         3.4      Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 4, 1988 (Exhibit 3.4 to the 1995 Form
                  10-K/A)                                                           N/A

         3.5      Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 3, 1995 (Exhibit 3.5 to the Company's
                  Annual Report on Form 10-K dated February 28, 1996 (the "1995
                  Form 10-K"))                                                      N/A

         3.6      Amended Certificate of Designation of Series A Junior
                  Participating Preferred Stock of the Company dated May 4,
                  1988 (Exhibit 3.6 to the 1995 Form 10-K/A)                        N/A

         3.7      Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form
                  10-K/A)                                                           N/A

         3.8      Amended and Restated Bylaws of the Company, effective
                  February 22, 1995 (Exhibit 3.7 to the Company's Annual Report
                  on Form 10-K dated March 8, 1995 (the "1994 Form 10-K"))          N/A

         4.1      Certain rights of the holders of the Company's Common Stock
                  are set forth in Exhibits 3.1-3.8 above                           N/A

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

         4.4      Amended and Restated Form of Rights Agreement as of February
                  28, 1996 between the Company and Chemical Mellon Shareholder
                  Services, L.L.C., a New York banking corporation (Exhibit 4.4
                  to the 1995 Form 10-K)                                            N/A

                                                                                   SEQ.
         EXHIBIT                                                                   PAGE
         NUMBER            DESCRIPTION                                            NUMBER
         ------            -----------                                            ------
         4.5      Supplement No. 1 to Amended and Restated Rights Agreement
                  between the Company and The First National Bank of Boston
                  dated as of November 11, 1996 (Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1996)                                               N/A

         10.1     Contracts relating to television broadcasting:                    N/A

                   (1)  Form of Agreement for Affiliation between WFAA-TV in
                        Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995
                        Form 10-K/A)                                                N/A

         10.2     Financing agreements:

                   (1)  Credit Agreement (five year $1,500,000,000 revolving
                        credit and competitive advance facility dated as of
                        January 31, 1997 among the Company and Texas Commerce
                        Bank National Association as Administrative Agent, The
                        Chase Manhattan Bank, as Competitive Advance Facility
                        Agent, Bank of America National Trust and Savings
                        Association and Bank of Tokyo-Mitsubishi, Ltd. as
                        Co-Syndication Agents, and NationsBank as Documentation
                        Agent)(Exhibit 10.2(2) to the Company's Annual Report
                        on Form 10-K dated March 10, 1997 (the "1996 Form
                        10-K"))                                                     N/A

                   (2)  Credit Agreement (364-day $500,000,000 revolving credit and competitive advance facility dated as of January
                        31, 1997 among the Company and Texas Commerce Bank
                        National Association as Administrative Agent, The Chase
                        Manhattan Bank, as Competitive Advance Facility Agent,
                        Bank of America National Trust and Savings Association
                        and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication
                        Agents, and NationsBank as Documentation Agent)
                        (Exhibit 10.2(3) to the 1996 Form 10-K)                     N/A

         10.3     Compensatory plans:

                    (1) Management Security Plan (Exhibit 10.3(1) to the 1996
                        Form 10-K)                                                  N/A

                    (2) The A. H. Belo Corporation 1986 Long-Term Incentive
                        Plan (Effective May 3, 1989, as amended by Amendments
                        1, 2, 3, 4, and 5) (Exhibit 10.3(2) to the 1996 Form
                        10-K)                                                       N/A

                    (3) Amendment No. 6 to 1986 Long-Term Incentive Plan
                        (Exhibit 10.3(13) to the 1992 Form 10-K)                    N/A

                    (4)  Amendment No. 7 to 1986 Long-Term Incentive Plan
                         (Exhibit 10.3(9) to the 1995 Form 10-K)                    N/A

                    (5)  The A. H. Belo Corporation Employee Savings and
                         Investment Plan Amended and Restated February 2, 1996
                         (Exhibit 10.3(10) to the 1995 Form 10-K)                   N/A

                    (6)  First Amendment to the A. H. Belo Corporation Employee
                         Savings and Investment Plan                                ____

                                                                                   SEQ.
         EXHIBIT                                                                   PAGE
         NUMBER            DESCRIPTION                                            NUMBER
         ------            -----------                                            ------
                    (7)  The G. B. Dealey Retirement Pension Plan (as Amended
                         and Restated Generally Effective January 1, 1989)
                         (Exhibit 10.3(11) to the 1995 Form 10-K)                   N/A

                    (8)  First Amendment to the G. B. Dealey Retirement Pension
                         Plan                                                       ____

                    (9)  Master Trust Agreement, effective as of July 1, 1992, between A. H. Belo Corporation and Mellon Bank, N. A.
                         (Exhibit 10.3(26) to the Company's Annual Report on
                         Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))     N/A

                    (10) A. H. Belo Corporation Supplemental Executive
                         Retirement Plan (Exhibit 10.3(27) to the 1993 Form
                         10-K)                                                      N/A

                    (11) Trust Agreement dated February 28, 1994, between the
                         Company and Mellon Bank, N. A. (Exhibit 10.3(28) to
                         the 1993 Form 10-K)                                        N/A

                    (12) A. H. Belo Corporation 1995 Executive Compensation
                         Plan (Exhibit 10.3(16) to the 1995 Form 10-K)              N/A

                    (13) A. H. Belo Corporation Employee Thrift Plan, effective
                         January 1, 1995 (Exhibit 10.3(17) to the 1995 Form
                         10-K)                                                      N/A

                    (14) First Amendment to A. H. Belo Corporation Employee
                         Thrift Plan (Exhibit 10.3(18) to the 1995 Form 10-K)       N/A

                    (15) Second Amendment to A. H. Belo Corporation Employee
                         Thrift Plan (Exhibit 10.3(19) to the 1995 Form 10-K)       N/A

                    (16) Master Defined Contribution Trust Agreement by and
                         between A. H. Belo Corporation and Mellon Bank, N.A.
                         (Exhibit 10.3(20) to the 1995 Form 10-K)                   N/A

                    (17) First Amendment to Master Defined Contribution Trust
                         Agreement (Exhibit 10.3(21) to the 1995 Form 10-K)         N/A

                    (18) Second Amendment to Master Defined Contribution Trust
                         Agreement (Exhibit 10.3(22) to the 1995 Form 10-K)         N/A

                                                                                   SEQ.
         EXHIBIT                                                                   PAGE
         NUMBER            DESCRIPTION                                            NUMBER
         ------            -----------                                            ------
                    (19) A. H. Belo Corporation 1995 Executive Compensation
                         Plan (as restated to incorporate amendments through
                         May 14, 1997) (Exhibit 10.3(17) to the 1996 Form 10-K)     N/A

             12     Computation of Ratio of Earnings to Fixed Charges               ____

             27     Financial Data Schedule                                         N/A

             99     Unaudited Pro Forma Combined Condensed Statements of
                    Earnings for the three months ended March 31, 1997 and 1996     ____