Form 10-Q
period 1997-06-30
BELO A H CORP
filed 1997-08-13
CIK 356080

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

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

                                    YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT JULY 31, 1997
            -----                                  ----------------------------
Common Stock, $1.67 par value                               *61,931,135

     * Consisting of 52,723,925 shares of Series A Common Stock and 9,207,210 shares of Series B Common Stock.

===============================================================================

                             A. H. BELO CORPORATION
                                   FORM 10-Q


                               TABLE OF CONTENTS
                                                                         PAGE
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements...................................       1

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations.......       7


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings......................................      12

Item 2.     Changes in Securities..................................      12

Item 3.     Defaults Upon Senior Securities........................      12

Item 4.     Submission of Matters to a Vote of Security Holders....      12

Item 5.     Other Information......................................      13

Item 6.     Exhibits and Reports on Form 8-K.......................      13

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                     Three months ended June 30, Six months ended June 30,
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
In thousands, except per share amounts (unaudited)     1997          1996        1997         1996
--------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
Broadcasting                                        $ 152,194    $   90,385   $  244,196   $  160,992
Newspaper publishing                                  171,358       121,682      308,537      237,553
Other                                                   8,265           752       11,786        1,518
                                                    -------------------------------------------------

     Total net operating revenues                     331,817       212,819      564,519      400,063

OPERATING COSTS AND EXPENSES
Salaries, wages and employee benefits                 101,110        57,136      172,488      113,071
Other production, distribution and operating costs     86,170        52,063      147,478      101,757
Newsprint, ink and other supplies                      37,355        39,118       66,586       78,251
Depreciation                                           19,506        11,504       33,862       23,139
Amortization                                           16,962         4,945       25,940        9,881
                                                    -------------------------------------------------

     Total operating costs and expenses               261,103       164,766      446,354      326,099
                                                    -------------------------------------------------

     Earnings from operations                          70,714        48,053      118,165       73,964

OTHER INCOME AND EXPENSE
Interest expense                                      (22,874)       (6,287)     (36,321)     (15,151)
Other, net                                              2,354           604        3,603        4,945
                                                    -------------------------------------------------

     Total other income and expense                   (20,520)       (5,683)     (32,718)     (10,206)

EARNINGS
Earnings before income taxes                           50,194        42,370       85,447       63,758
Income taxes                                           23,881        16,874       41,507       25,538
                                                    -------------------------------------------------

     Net earnings                                   $  26,313    $   25,496   $   43,940   $   38,220
                                                    =================================================

Net earnings per common and common equivalent share $     .42    $      .60   $      .81   $      .94
                                                    ==================================================

Cash dividends declared per share                   $     .11    $      .11   $      .22   $      .19
                                                    ==================================================

Average shares outstanding                              62,512       42,556       54,330       40,753
------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------
                                                                       JUNE 30,       December 31,
Dollars in thousands  (Current year unaudited)                         1997             1996
-----------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                          $    30,076      $    13,829
     Accounts receivable, net                                         207,275          129,976
     Other current assets                                              47,387           28,120
                                                                  -----------------------------
         Total current assets                                         284,738          171,925

Property, plant and equipment, net                                    573,658          370,780
Intangible assets, net                                              2,389,937          582,248
Other assets, at cost                                                 170,166           99,119
                                                                  -----------------------------
         Total assets                                             $ 3,418,499      $ 1,224,072
                                                                  =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $    30,407      $    26,239
     Accrued expenses                                                  90,590           40,834
     Other current liabilities                                         22,582           22,240
                                                                  -----------------------------
         Total current liabilities                                    143,579           89,313

Long-term debt                                                      1,510,685          631,857
Deferred income taxes                                                 443,436          121,808
Other liabilities                                                      38,138           10,611

Shareholders' equity:
     Preferred stock
     Common stock, $1.67 par value.  Authorized
         150,000,000 shares:
         Series A:  Issued 60,976,916 shares at June 30, 1997
          and 35,404,850 shares at December 31, 1996                  101,831           59,126
         Series B:  Issued 9,200,963 shares at June 30, 1997
          and 9,177,133 shares at December 31, 1996                    15,366           15,326
      Additional paid-in capital                                    1,138,469          302,737
      Retained earnings                                               334,472          301,316
                                                                  -----------------------------
          Total                                                     1,590,138          678,505

      Less cost of 8,321,700 shares of Series A treasury stock       (306,146)        (306,146)
      Less deferred compensation - restricted shares                   (1,331)          (1,876)
                                                                  -----------------------------
          Total shareholders' equity                                1,282,661          370,483

              Total liabilities and shareholders' equity          $ 3,418,499      $ 1,224,072
                                                                  ===========      ===========

See accompanying Notes to Consolidated Condensed Financial Statements.


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                Six  months ended June 30,
--------------------------------------------------------------------------------------------------------------
In thousands  (unaudited)                                         1997            1996
                                                               -----------      ---------
OPERATIONS
     Net earnings                                               $  43,940      $  38,220
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                        59,802         33,020
              Deferred income taxes                                19,020          3,770
              Other, net                                           (3,793)        (1,654)
              Net change in current assets and liabilities:
                  Accounts receivable                             (21,039)        (3,926)
                  Other current assets                                377          5,031
                  Accounts payable                                 (5,433)        (3,481)
                  Accrued expenses                                  1,361           (162)
                  Other current liabilities                        (5,302)         7,277
                                                                ------------------------

         Net cash provided by operations                           88,933         78,095

INVESTING
     Acquisitions                                                (711,773)       (35,281)
     Capital expenditures                                         (30,773)       (20,843)
     Sale of investment                                                --          3,750
     Other, net                                                    (2,126)           133
                                                                ------------------------

         Net cash used for investing                             (744,672)       (52,241)

FINANCING
     Net proceeds from sale of stock                                   --        198,513
     Borrowings for acquisitions                                  894,506         36,415
     Refinancing of Providence Journal debt                      (200,000)            --
     Net proceeds from fixed rate debt offering                   743,657             --
     Net payments on revolving debt                              (758,346)      (254,983)
     Payment of dividends on stock                                (10,783)        (7,286)
     Net proceeds from exercise of stock options                    2,952          3,810
                                                                ------------------------

         Net cash provided by (used for) financing                671,986        (23,531)

Net increase in cash and temporary cash investments                16,247          2,323

Cash and temporary cash investments at beginning of period         13,829         12,846
                                                                ------------------------

Cash and temporary cash investments at end of period            $  30,076      $  15,169
                                                                ========================

SUPPLEMENTAL DISCLOSURES
     Value of stock issued for acquisition                      $ 870,399      $      --
     KIRO/KMOV asset exchange                                   $ 152,000      $      --
     Interest paid, net of amounts capitalized                  $  33,593      $  15,756
     Income taxes paid, net of refunds                          $  34,759      $  14,504
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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 and the consolidated financial statements of The Providence Journal Company ("PJC") for the year ended December 31, 1996 included in the Company's current report on Form 8-K/A filed May 2, 1997.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) On February 28, 1997, Belo completed the acquisition of PJC by issuing 25,394,564 shares of Series A Common Stock and paying $587 million to former shareholders of PJC. Belo also incurred approximately $100 million in employee and transaction costs and refinanced $200 million of PJC debt. The acquisition has been accounted for as a purchase. The Company's consolidated financial results for the six-month period ended June 30, 1997 include the operations of PJC since March 1, 1997 and exclude the results of the Company's interest in America's Health Network ("AHN"), a cable network acquired as part of the PJC transaction. See Note 4.

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

         As a result of the PJC acquisition, the Company initially owned two television stations in the Seattle, Washington market (KIRO and KING). To comply with FCC regulations that required the Company to divest one of these stations, on June 2, 1997, the Company completed an exchange of assets among multiple parties whereby KIRO was exchanged for CBS affiliate KMOV-TV in St. Louis, Missouri.

         The pro forma financial results of operations below assume the PJC acquisition and KIRO/KMOV exchange transactions were completed at the beginning of each of the periods presented and include adjustments for incremental interest costs, depreciation, amortization and taxes as they relate to the preliminary purchase price allocations of the two transactions (dollars in thousands, except per share amounts):

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

        Six months ended June 30,                        1997          1996
        -----------------------------------------------------------------------

        Net operating revenues                        $   611,148  $   564,419
        Net earnings from continuing operations(1)    $    41,441  $     9,265
        Net earnings(2)                               $    41,441  $     5,678
        Net earnings per share                        $       .66  $       .09
        -----------------------------------------------------------------------

         (1) Net earnings from continuing operations for the six months ended June 30, 1997 include a pre-tax gain of $10,672 on the sale of an investment. Net earnings from continuing operations for the six months ended June 30, 1996 include pre-tax charges for PJC stock-based compensation ($13,336) and PJC newspaper restructuring ($2,484). Both periods exclude the effect of AHN.

         (2) Net earnings for the six months ended June 30, 1996 include an after-tax charge of $3,578 representing discontinued operations attributable to PJC's former cable operations.

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the PJC acquisition and KIRO/KMOV exchange been completed as of the indicated dates, nor is it indicative of future operating results.

 (3) On June 13, 1997, the Company issued the following fixed rate debt (in thousands):

         -----------------------------------------------------------------------

              6 7/8%   Senior Notes Due June 1, 2002               $250,000
              7 1/8%   Senior Notes Due June 1, 2007               $300,000
              7 3/4%   Senior Debentures Due June 1, 2027          $200,000
                                                                   --------
                                    Total                          $750,000
         -----------------------------------------------------------------------

         The net proceeds from this debt offering were used to retire revolving debt previously outstanding under the Company's $1.5 billion revolving credit facility.

(4) On July 7, 1997, the Company canceled its 364-day $500 million credit facility.

         On July 25, 1997, the Company completed the acquisition of The Press-Enterprise Company ("Riverside"), publisher of a daily newspaper serving Riverside County and the inland Southern California area. The purchase was completed using funds from the Company's revolving credit facility. As of June 30, 1997, the Company owned 38 percent of the outstanding shares of Riverside stock and accounted for its investment under the equity method. The transaction will be accounted for as a purchase.

         On July 31, 1997, the Company terminated its 65 percent ownership interest in AHN. A previously announced agreement to sell its interest in AHN to Columbia/HCA Healthcare Corp. was terminated in late July when the purchaser failed to close on the transaction.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


(5) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


                                                  Three months ended June 30,     Six months ended June 30,
------------------------------------------------------------------------------------------------------------
                                                       1997           1996           1997           1996
------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                   $ 152,194      $  90,385      $ 244,196      $ 160,992
     Newspaper publishing                             171,358        121,682        308,537        237,553
     Other                                              8,265            752         11,786          1,518
                                                    ------------------------------------------------------

         Total net operating revenues               $ 331,817      $ 212,819      $ 564,519      $ 400,063
                                                    ======================================================

EARNINGS FROM OPERATIONS
     Broadcasting                                   $  44,849      $  27,616      $  61,718      $  37,829
     Newspaper publishing                              40,825         25,659         79,702         46,863
     Other                                             (5,755)             7         (7,289)          (994)
     Corporate expenses                                (9,205)        (5,229)       (15,966)        (9,734)
                                                    ------------------------------------------------------

         Total earnings from operations             $  70,714      $  48,053      $ 118,165      $  73,964
                                                    ======================================================

DEPRECIATION AND AMORTIZATION
     Broadcasting                                   $  23,223      $   9,843      $  37,778      $  19,833
     Newspaper publishing                              12,213          6,370         20,413         12,728
     Other                                                703             45            976             76
     Corporate                                            329            191            635            383
                                                    ------------------------------------------------------

        Total depreciation and amortization         $  36,468      $  16,449      $  59,802      $  33,020
----------------------------------------------------======================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

                              RECENT DEVELOPMENTS

On February 19, 1997, the shareholders of the Company and The Providence Journal Company ("PJC") approved Belo's acquisition of PJC. Upon completion of the acquisition on February 28, 1997, Belo added to its broadcast holdings nine network-affiliated television stations and four television stations operated under local marketing agreements ("LMA"). The Company also acquired PJC's interest in the Providence Journal-Bulletin, the largest daily newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. In addition, the acquisition included PJC's interest in two cable networks, Television Food Network ("TVFN") and America's Health Network ("AHN"). Since the acquisition, the Company has pursued alternate financing and operating strategies for AHN. Accordingly, the results of operations and financial position for AHN are not included herein. On July 31, 1997, the Company terminated its 65 percent ownership interest in AHN. A previously announced agreement to sell its interest in AHN to Columbia/HCA Healthcare Corp. was terminated in late July when the purchaser failed to close on the transaction. Other PJC media assets acquired included a regional cable news channel (Northwest Cable News) and an on-line electronic media service (projo.com). On June 2, 1997, the Company exchanged KIRO-TV in Seattle, Washington for CBS affiliate KMOV-TV in St. Louis, Missouri. This exchange was necessary to comply with FCC regulations that prohibit ownership of more than one television station in a single market. The following table sets forth the Company's major media assets by segment:


BROADCASTING
-----------------------------------------------------------------------------
                                                      NETWORK
        MARKET          MARKET RANK(1)    STATION   AFFILIATION      STATUS
-----------------------------------------------------------------------------
Dallas-Fort Worth           8               WFAA        ABC            Owned
Houston                     11              KHOU        CBS            Owned
Seattle-Tacoma              12              KING        NBC            Owned
Seattle-Tacoma              12              KONG        IND             LMA
Sacramento                  20              KXTV        ABC            Owned
St. Louis                   21              KMOV        CBS            Owned
Portland                    24              KGW         NBC            Owned
Charlotte                   28              WCNC        NBC            Owned
Hampton-Norfolk             40              WVEC        ABC            Owned
New Orleans                 41              WWL         CBS            Owned
Albuquerque-Santa Fe        48              KASA        FOX            Owned
Louisville                  50              WHAS        ABC            Owned
Tulsa                       58              KOTV        CBS            Owned
Honolulu                    69              KHNL        NBC            Owned
Honolulu                    69              KFVE        UPN             LMA
Spokane                     73              KREM        CBS            Owned
Spokane                     73              KSKN        IND             LMA
Tucson                      78              KMSB        FOX            Owned
Tucson                      78              KTTU        UPN             LMA
Boise                      127              KTVB        NBC            Owned
------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
-------------------------------------------------------------------------------------------------------------------
                                                                             DAILY                 SUNDAY
            NEWSPAPER                          LOCATION                 CIRCULATION(2)          CIRCULATION(2)
-------------------------------------------------------------------------------------------------------------------
The Dallas Morning News                     Dallas, Texas                   523,955                800,306
Providence Journal-Bulletin            Providence, Rhode Island             168,368                243,643
The Press-Enterprise(3)                 Riverside, California               162,235                169,565
Owensboro Messenger-Inquirer             Owensboro, Kentucky                 31,748                 34,370
Bryan-College Station Eagle          Bryan-College Station, Texas            21,968                 27,501
The Gleaner                              Henderson, Kentucky                 11,624                 13,752
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
OTHER
-------------------------------------------------------------------------------------------------------------------

                   COMPANY                                                 DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
Belo Productions, Inc.              Produces television programming
Television Food Network(4)          Cable network distributed to 24 million subscribers
Northwest Cable News                Cable news network distributed to 1.7 million homes
dallasnews.com                      Web site featuring daily content from The Dallas Morning News
projo.com                           Web site featuring daily content from Providence Journal-Bulletin
-------------------------------------------------------------------------------------------------------------------

(1) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on January 1997 Nielsen estimates.

(2) Average paid circulation for the six months ended March 31, 1997, according to the unaudited Publisher's Statement of the Audit Bureau of Circulation, an independent agency.

(3) As of June 30, 1997, the Company had a 38% ownership interest and accounted for The Press-Enterprise results of operations under the equity method. On July 25, 1997, the Company purchased the remaining shares outstanding of The Press-Enterprise Company, publisher of The Press-Enterprise, increasing its ownership percentage to 100%.

(4)  The Company is the managing general partner with a 55% ownership interest.

                             RESULTS OF OPERATIONS

Net earnings for the second quarter and year-to-date 1997 were $26,313 (42 cents per share) and $43,940 (81 cents per share) compared to $25,496 (60 cents per share) and $38,220 (94 cents per share) for the same periods of 1996. Year-to-date 1996 results included a gain of $3,895 (6 cents per share) on the sale of Maxam Entertainment to CBS. Results for 1997 include the operations of PJC beginning March 1, 1997 and The Gleaner, a daily newspaper serving Henderson, Kentucky, effective April 1, 1997 and the effect of the KIRO/KMOV exchange, which closed on June 2, 1997. The acquisition of PJC is dilutive to Belo's earnings due primarily to the amortization of intangibles and increased interest expense on debt incurred to complete the transaction.

Consolidated results

Depreciation and amortization expenses were higher in 1997 versus 1996 in both the three and six-month periods because of the PJC acquisition. Amortization of intangibles associated with PJC is approximately $12 million per quarter while incremental depreciation expense for PJC due to the step-up in fixed asset basis is approximately $1.5 million per quarter.

Higher interest expense was due to the higher debt levels associated with the PJC acquisition and fourth quarter 1996 treasury stock repurchases. Weighted average interest rates for 1997 are slightly higher than last year due to the June 1997 issue of $750 million of fixed-rate debt securities, the proceeds of which were used to pay down floating-rate bank debt. The weighted average effective interest rate on the fixed-rate debt is approximately 7.4 percent.

The effective tax rate for the three and six-month periods in 1997 of approximately 48 percent was higher than the 1996 effective rate of 40 percent due to the amortization of non-deductible goodwill associated with the PJC acquisition.

Segment results of operations

To enhance comparability of the Company's segment results of operations for the three and six months ended June 30, 1997 and 1996, certain information below is presented on an "as adjusted" basis and includes the effect of the PJC and The Gleaner acquisitions and the KIRO/KMOV exchange as though each had occurred at the beginning of the respective periods presented. The discussion that follows compares segment operations on an "an adjusted" basis only.


-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                AS ADJUSTED                           AS REPORTED
(IN THOUSANDS)                   1997         1996          % CHANGE     1997         1996        % CHANGE
-----------------------------------------------------------------------------------------------------------------
Revenues
   Broadcasting               $ 148,444      $ 140,835         5.4%   $ 152,194      $ 90,385       68.4%
   Newspaper publishing         171,358        158,274         8.3%     171,358       121,682       40.8%
   Other                          8,265          5,311        55.6%       8,265           752         --

Operating cash flow(1)
   Broadcasting               $  67,943      $  62,769         8.2%   $  68,072      $ 37,459       81.7%
   Newspaper publishing          53,038         38,823        36.6%      53,038        32,029       65.6%
   Other                         (5,052)        (5,533)        8.7%      (5,052)           52         --
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                  AS ADJUSTED                           AS REPORTED
(IN THOUSANDS)                   1997         1996          % CHANGE     1997        1996         % CHANGE
---------------------------------------------------------------------------------------------------------------
Revenues
   Broadcasting               $ 267,181      $ 252,718         5.7%   $ 244,196      $ 160,992        51.7%
   Newspaper publishing         331,215        307,219         7.8%     308,537        237,553        29.9%
   Other                         15,840         10,711        47.9%      11,786          1,518          --

Operating cash flow(1)
   Broadcasting               $ 108,516      $  97,020        11.8%   $  99,496      $  57,662        72.6%
   Newspaper publishing         103,911         69,459        49.6%     100,115         59,591        68.0%
   Other                         (9,766)       (10,729)        9.0%      (6,313)          (918)         --
---------------------------------------------------------------------------------------------------------------

(1) Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and newspaper publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Broadcasting

Broadcast revenues for second quarter 1997 were $148,444, an increase of $7,609 or 5.4 percent over second quarter 1996 revenues of $140,835. On a year-to-date basis, revenues of $267,181 were up 5.7 percent over last year's $252,718. Local revenue gains contributed the most, up 7.9 percent for the quarter and
6.8 percent year-to-date. In both periods, the largest gains were noted in Dallas, Seattle, St. Louis and Portland and were attributable to strong ratings and automotive and healthcare advertising. Other Belo stations experienced increases in local revenues as well, with the exception of stations in New Orleans and Honolulu. National revenues were up 5.5 percent for the quarter and 7 percent for the year-to-date. Stations in Dallas, Houston, Seattle and Portland followed on the strength of first quarter gains for a strong showing in the second quarter as well, particularly in telecommunications and automotive advertising. Political advertising in 1997 was significantly less than in 1996, for both the three and six-month comparisons, although the year-to-date comparison benefited from significant issues advertising by the telecommunication and public utility industries in Dallas and Houston during the first three months of 1997. Overall, year-to-date revenue gains are evenly balanced among Belo stations affiliated with the three major networks. However, for the second quarter, revenue comparisons for Belo's CBS affiliates were flat while its ABC and NBC affiliates had gains over last year of 5.5 percent and 7.1 percent, respectively.

Operating cash flow margins for the second quarter of 1997 and 1996 were 45.8 percent and 44.6 percent, respectively. Margins for the year-to-date periods were 40.6 percent for 1997 and 38.4 percent for 1996. Broadcasting operating cash flow for the quarter was $67,943 in 1997 versus $62,769 in 1996, an improvement of 8.2 percent. Year-to-date operating cash flow was $108,516 for 1997, or 11.8 percent better than last year. Cash expenses were up 3.1 percent and 1.9 percent for the three and six-month periods, respectively, primarily due to higher compensation and benefits expense associated with salary increases and slightly higher employment levels. Programming expenses were higher for the second quarter of 1997, due to the timing of cash programming rate increases. However, on a year-to-date basis, programming expense was flat compared to last year. Advertising and promotion expense was lower in 1997 than last year for both periods due to special advertising campaigns during 1996 at the stations in Houston, Charlotte, New Orleans and Honolulu.

Newspaper publishing

Newspaper publishing revenues for the three and six-month periods ending June 30, 1997 were $171,358 and $331,215, respectively. Revenues for the comparable periods in 1996 were $158,274 and $307,219, respectively. Total revenues at The Dallas Morning News were up 8.8 percent over last year's second quarter and 8.5 percent for the year-to-date period. The Dallas Morning News' classified advertising was up more than other categories (12 percent for the quarter, 11.4 percent year-to-date) due to higher average rates, offset somewhat by slightly lower linage. Classified employment linage improvements were offset by decreases in automotive and real estate linage. General advertising volume at The Dallas Morning News was up substantially, primarily in the technology category, which contributed to general advertising revenue increases of 8.5 percent and 11.2 percent for the quarter and year-to-date, respectively. Retail advertising revenue was up 9.8 percent for the quarter and 6.5 percent year-to-date, due to higher rates and second quarter volume gains in the grocery store category.

Advertising revenues at the Providence Journal-Bulletin were up 11 percent and
8.3 percent for the quarter and year-to-date periods, respectively, primarily in retail and classified. Across-the-board rate increases effective January 1, 1997, Providence Journal-Bulletin's first rate increases since October 1, 1995, contributed to the higher revenues. Retail advertising increased significantly in second quarter 1997, due to a new Health & Fitness section as well as continued strength in the automotive and entertainment categories. Classified revenues have been strong throughout 1997, improving more than 10 percent over last year for both the three and six-month periods, with nearly 75 percent of the quarterly gain due to employment advertising. General advertising also increased in 1997, due to the higher rates and more telecommunications and airlines advertising. Circulation revenues were up 2 percent for the quarter and 1.5 percent for the year-to-date, due to price increases. Circulation volumes were down slightly for both daily and Sunday.

Operating cash flow margins for the three and six month periods of 1997 were
30.9 percent and 31.4 percent, respectively. In 1996, comparable margins were
24.5 percent and 22.6 percent, respectively. Operating cash flow for the newspaper publishing segment improved dramatically in 1997 versus 1996 due to a combination of higher revenues and lower cash expenses. The most significant savings came as a result of lower newsprint prices. The Dallas Morning News' average purchase price for newsprint during the second quarter 1997 was down by
22.5 percent compared to the same period in 1996. Year-to-date purchase price comparisons were even more favorable at 28.2 percent below last year. These savings were offset by higher salaries, wages and employee benefits, which were up 7 percent and 4.9 percent for the three and six-month periods, respectively. The most significant increases were at The Dallas Morning News , due to merit increases, overtime, and incentive compensation. Employee expenses at the Providence Journal-Bulletin were also higher in 1997. Remaining operating expense variances for the quarter and year-to-date were due primarily to higher costs at The Dallas Morning News, specifically distribution, bad debt, travel and circulation promotion programs.

Other

Other revenues increased 55.6 percent to $8,265 for the second quarter and 47.9 percent to $15,840 for the year-to-date due mostly to higher revenues at TVFN, in which the Company has a controlling partnership interest. Operating cash flow for this segment, while negative for all periods reported, has improved in 1997, due primarily to improving margins at Northwest Cable News.

                        LIQUIDITY AND CAPITAL RESOURCES

Long term debt outstanding increased $878.8 million from December 31, 1996 to June 30, 1997 due to the purchase of PJC. Specifically, Belo paid $587 million to shareholders of PJC and incurred approximately $100 million in employee and transaction costs. Belo also assumed $200 million of PJC's debt. Also, in connection with the PJC acquisition, the Company issued 25,394,564 shares of Series A Common Stock.

Net cash provided by operations and bank borrowings are the Company's primary sources of liquidity. On an as reported basis, during the first half of 1997, net cash provided by operations was $88,933, compared to $78,095 for the same period in 1996. The increase was due primarily to higher earnings offset by changes in working capital. Net cash provided by operations was sufficient to fund capital expenditures and common stock dividends.

At June 30, 1997, the Company had a $1.5 billion five-year variable rate revolving credit agreement and a $500 million 364-day facility. Borrowings under these agreements at June 30, 1997 were $590 million. In addition, the Company had short-term unsecured notes of $144.6 million outstanding at June 30, 1997. These borrowings may be converted, at the Company's discretion, to revolving debt and therefore, such borrowings are classified as long term in the financial statements. Additionally, during the three months ended June 30, 1997, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance from time to time of up to $1.5 billion in debt securities, of which $750 million was issued in June 1997 to refinance borrowings under the revolving credit facility. The fixed-rate debt is summarized as follows: a) $250 million of 5-year 6 7/8% Senior Notes, b) $300 million of 10-year 7 1/8% Senior Notes and c) $200 million of 30-year 7 3/4% Senior Debentures. The weighted average effective rate for these debt instruments is 7.4 percent. The remaining $750 million of this shelf registration enables the Company to issue additional debt securities, the proceeds of which may be used to refinance variable-rate debt in whole or in part. Based on the completion of the recent public debt offering and the remaining availability under the shelf registration statement, the Company is currently negotiating a reduction in its five-year $1.5 billion revolving credit facility and on July 7, 1997, the Company canceled its $500 million 364-day facility. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. For the four quarters ended June 30, 1997, the Company's ratio of funded debt to pro forma operating cash flow, which is not to exceed 5.0, was 3.9. The Company's interest coverage ratio for the four quarters ended June 30, 1997 was 4.6 compared to a minimum coverage requirement of 2.5 times.

The Company paid 1997 dividends of $10,783 or 22 cents per share on Series A and Series B Common Stock compared to $7,286 or 19 cents per share in 1996. The higher dividends in 1997 are due to the higher dividend rate and the additional shares issued in the PJC acquisition.

Capital expenditures for the first six months of 1997 were $30,773. The majority of these expenditures were for additional production equipment and major building renovations at The Dallas Morning News and a building and studio remodeling project at the Company's Dallas television station. The Company also purchased broadcast equipment for each of its other television stations and invested in new publishing equipment. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

                                 OTHER MATTERS

On July 25, 1997, the Company completed the acquisition of The Press-Enterprise Company ("Riverside"), publisher of a daily newspaper serving Riverside County and the inland Southern California area. The Company previously held 38 percent of the outstanding stock of Riverside. The transaction will be accounted for as a purchase.

Effective July 31, 1997, the Company terminated its interest in AHN. The Company previously held a 65 percent partnership interest in the cable network as a result of its acquisition of PJC. Additionally, in accordance with the Company's announced intentions at the time of its acquisition of PJC, the Company is currently pursuing alternate financing and operating strategies for TVFN, including the possible sale of all or part of its ownership interest in the cable network.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on May 14, 1997. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

         Nominee                                        For                             Withheld
     Robert W. Decherd                               127,470,249                        370,503
     Roger A. Enrico                                 127,475,618                        365,134
     Arturo Madrid, Ph.D.                            127,475,618                        365,134
     William T. Solomon                              127,475,968                        364,784
     Thomas B. Walker, Jr.                           127,466,793                        373,959

In addition to the election of directors, an additional proposal to amend the Company's 1995 Executive Compensation Plan was approved by the Company's shareholders. The following chart indicates the number of votes cast and the number of abstentions and broker non-votes with respect to the second proposal:


                  Proposal II
     For                       121,296,547
     Against                     5,750,463
     Abstain                       793,742
     Broker non-votes                    0

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


         EXHIBIT
         NUMBER            DESCRIPTION
         2.1  *   Amended and Restated Agreement and Plan of Merger, dated as of September 26, 1996 (Appendix A of the Joint Proxy
                  Statement/Prospectus of Belo and Providence Journal included in Belo's Registration Statement on Form S-4 (Registration
                  No. 333-19337) filed with the Commission on January 8, 1997)

         3.1  *   Certificate of Incorporation of the Company (Exhibit
                  3.1 to the Company's Amended Annual Report on Form 10-K/A
                  dated April 8, 1996 (the "1995 Form 10-K/A"))

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

         3.7  *   Certificate of Designation of Series B Common Stock of
                  the Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form
                  10-K/A)

         3.8  *   Amended and Restated Bylaws of the Company, effective
                  February 22, 1995 (Exhibit 3.7 to the Company's Annual Report
                  on Form 10-K dated March 8, 1995 (the "1994 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above

         4.2  *   Specimen Form of Certificate representing shares of the
                  Company's Series A Common Stock (Exhibit 4.2 to the Company's
                  Annual Report on Form 10-K dated March 18, 1993 (the "1992
                  Form 10-K"))

         EXHIBIT
         NUMBER       DESCRIPTION

         4.3  *   Specimen Form of Certificate representing shares of the
                  Company's Series B Common Stock (Exhibit 4.3 to the Company's
                  Annual Report on Form 10-K dated March 20, 1989)

         4.4  *   Amended and Restated Form of Rights Agreement as of February
                  28, 1996 between the Company and Chemical Mellon Shareholder
                  Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1995 Form 10-K)

         4.5  *   Supplement No. 1 to Amended and Restated Rights Agreement
                  between the Company and The First National Bank of Boston
                  dated as of November 11, 1996 (Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1996)

         4.6      Instruments defining rights of debt securities:

                  (1) Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee.

                  (2) (a) $200 million 6 7/8% Senior Note due 2002
                      (b) $50 million 6 7/8% Senior Note due 2002

                  (3) (a)  $200 million 7 1/8% Senior Note due 2007
                      (b)  $100 million 7 1/8% Senior Note due 2007

                  (4) $200 million   7 3/4% Senior Debenture due 2027

                  (5) Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture.

         10.1     Contracts relating to television broadcasting:

                  *  (1)  Form of Agreement for Affiliation between WFAA-TV in
                          Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995
                          Form 10-K/A)

         10.2     Financing agreements:

                  *  (1)  Credit Agreement (five year $1,500,000,000 revolving credit and competitive advance facility dated as of January 31, 1997 among the Company and Texas Commerce
                          Bank National Association as Administrative Agent, The
                          Chase Manhattan Bank, as Competitive Advance Facility
                          Agent, Bank of America National Trust and Savings
                          Association and Bank of Tokyo-Mitsubishi, Ltd. as
                          Co-Syndication Agents, and NationsBank as
                          Documentation Agent)(Exhibit 10.2(2) to the Company's
                          Annual Report on Form 10-K dated March 10, 1997 (the
                          "1996 Form 10-K"))

                  *  (2)  Credit Agreement (364-day $500,000,000 revolving
                          credit and competitive advance facility dated as of January 31, 1997 among the Company and Texas Commerce
                          Bank National Association as Administrative Agent, The
                          Chase Manhattan Bank, as Competitive Advance Facility
                          Agent, Bank of America National Trust and Savings
                          Association and Bank of Tokyo-Mitsubishi, Ltd. as
                          Co-Syndication Agents, and NationsBank as
                          Documentation Agent) (Exhibit 10.2(3) to the 1996 Form
                          10-K)

         EXHIBIT
         NUMBER       DESCRIPTION

         10.3     Compensatory plans:

                  *~(1)    Management Security Plan (Exhibit 10.3(1) to the
                           1996 Form 10-K)

                  *~(2)    The A. H. Belo Corporation 1986 Long-Term Incentive
                           Plan (Effective May 3, 1989, as amended by
                           Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3(2) to the 1996 Form 10-K)

                  *~(3)    Amendment No. 6 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(13) to the 1992 Form 10-K)

                  *~(4)    Amendment No. 7 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(9) to the 1995 Form 10-K)

                  *~(5)    The A. H. Belo Corporation Employee Savings and
                           Investment Plan Amended and Restated February 2,
                           1996 (Exhibit 10.3(10) to the 1995 Form 10-K)

                  *~(6)    First Amendment to the A. H. Belo Corporation
                           Employee Savings and Investment Plan (Exhibit
                           10.3(6) to the Company's Quarterly Rerport on Form
                           10-Q for the quarterly period ended March 31, 1997
                           (the "First Quarter 1997 Form 10-Q))

                   ~(7)    Second Amendment to the A. H. Belo Corporation
                           Employee Savings and Investment Plan

                   ~(8)    Third Amendment to the A. H. Belo Corporation
                           Employee Savings and Investment Plan

                  *~(9) The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally Effective January 1, 1989)
                           (Exhibit 10.3(11) to the 1995 Form 10-K)

                 *~(10)    First Amendment to the G. B. Dealey Retirement
                           Pension Plan (Exhibit 10.3(8) to the First Quarter
                           1997 Form 10-Q)

                  ~(11)    Second Amendment to the G. B. Dealey Retirement
                           Pension Plan

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

                 *~(13)    A. H. Belo Corporation Supplemental Executive
                           Retirement Plan (Exhibit 10.3(27) to the 1993 Form
                           10-K)

                 *~(14)    Trust Agreement dated February 28, 1994, between the
                           Company and Mellon Bank, N. A. (Exhibit 10.3(28) to the 1993 Form 10-K)

                 *~(15)    A. H. Belo Corporation 1995 Executive Compensation
                           Plan (Exhibit 10.3(16) to the 1995 Form 10-K)

                 *~(16) Master Defined Contribution Trust Agreement by and between A. H. Belo Corporation and Mellon Bank, N.A.
                           (Exhibit 10.3(20) to the 1995 Form 10-K)

                 *~(17)    First Amendment to Master Defined Contribution Trust
                           Agreement (Exhibit 10.3(21) to the 1995 Form 10-K)


         EXHIBIT
         NUMBER       DESCRIPTION
                 *~(18)    Second Amendment to Master Defined Contribution
                           Trust Agreement (Exhibit 10.3(22) to the 1995 Form
                           10-K)

                 *~(19)    A. H. Belo Corporation 1995 Executive Compensation
                           Plan (as restated to incorporate amendments through May 14, 1997) (Exhibit 10.3(17) to the 1996 Form
                           10-K)

              12  Computation of Ratio of Earnings to Fixed Charges

              27  Financial Data Schedule

              99 Unaudited Pro Forma Combined Condensed Statements of Earnings reflecting the acquisition of The Providence Journal Company for the six months ended June 30, 1997 and 1996

 (b) Reports on Form 8-K

     During the quarter covered by this report, the Company filed a Form 8-K on June 8, 1997, containing certain information under items 5 and 7 pertaining to the KIRO/KMOV exchange and the shelf registration of debt securities.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          A. H. BELO CORPORATION



August 13, 1997                         By:/s/Michael D. Perry
                                           -----------------------------------
                                           Michael D. Perry
                                           Senior Corporate Vice President and
                                           Chief Financial Officer


                                                                                          SEQ.
EXHIBIT                                                                                   PAGE
NUMBER                     DESCRIPTION                                                    NUMBER
   2.1        The Amended and Restated Agreement and Plan of Merger, dated as of September 26, 1996 (Appendix A of the Joint Proxy Statement/
              Prospectus of Belo and Providence Journal included in Belo's
              Registration Statement on Form S-4 (Registration No. 333-19337)
              filed with the Commission on January 8, 1997)                                 N/A

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

   3.4        Certificate of Amendment of Certificate of Incorporation of the
              Company dated May 4, 1988 (Exhibit 3.4 to the 1995 Form 10-K/A)               N/A

   3.5        Certificate of Amendment of Certificate of Incorporation of the
              Company dated May 3, 1995 (Exhibit 3.5 to the Company's Annual
              Report on Form 10-K dated February 28, 1996 (the "1995 Form 10-K))            N/A

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

EXHIBIT                                                                             PAGE
DESCRIPTION                                                                        NUMBER


   4.5        Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of
              November 11, 1996 (Exhibit 4.5 to the Company's Quarterly Report
              on Form 10-Q for the quarterly period ended September 30, 1996)          N/A

   4.6        Instruments defining rights of debt securities:

              (1) Indenture dated as of June 1, 1997 between the Company and
                  The Chase Manhattan Bank, as Trustee.                                _____

              (2) (a) $200 million  6 7/8% Senior Note due 2002                        _____
                  (b) $50 million   6 7/8% Senior Note due 2002                        _____

              (3) (a) $200 million  7 1/8% Senior Note due 2007                        _____
                  (b) $100 million  7 1/8% Senior Note due 2007                        _____

              (4) $200 million  7 3/4% Senior Debenture due 2027                       _____

              (5) Officer's Certificate dated June 13, 1997 establishing terms
                  of debt securities pursuant to Section 3.1 of the Indenture.         _____

   10.1       Contracts relating to television broadcasting:

              (1) Form of Agreement for Affiliation between WFAA-TV in Dallas,
                  Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)             N/A

   10.2       Financing agreements:

              (1) Credit Agreement (five year $1,500,000,000 revolving credit and competitive advance facility dated as of January 31, 1997 among the Company and Texas Commerce Bank National
                  Association as Administrative Agent, The Chase Manhattan
                  Bank, as Competitive Advance Facility Agent, Bank of America
                  National Trust and Savings Association and Bank of
                  Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and
                  NationsBank as Documentation Agent) (Exhibit 10.2(2) to the
                  Company's Annual Report on Form 10-K dated March 10, 1997
                  (the "1996 Form 10-K"))                                              N/A

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

   10.3       Compensatory plans:

              (1) Management Security Plan (Exhibit 10.3(1) to the 1996 Form
                  10-K)


EXHIBIT                                                                                      PAGE
NUMBER                     DESCRIPTION                                                      NUMBER
              (2) The A. H. Belo Corporation 1986 Long-Term Incentive Plan
                  (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4,
                  and 5) (Exhibit 10.3(2) to the 1996 Form 10-K)                            N/A

              (3) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit
                  10.3(13) to the 1992 Form 10-K)                                           N/A

              (4) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.
                  3(9) to the 1995 Form 10-K)                                               N/A

              (5) The A. H. Belo Corporation Employee Savings and Investment
                  Plan Amended and Restated February 2, 1996 (Exhibit 10.3(10)
                  to the 1995 Form 10-K)                                                    N/A

              (6) First Amendment to the A. H. Belo Corporation Employee
                  Savings and Investment Plan (Exhibit 10.3(6) to the Company's
                  Quarterly report on Form 10-Q for the quarterly period ended
                  March 31, 1997 (the "First Quarter 1997 Form 10-Q)                       N/A

              (7) Second Amendment to the A. H. Belo Corporation Employee
                  Savings and Investment Plan                                              _____

              (8) Third Amendment to the A. H. Belo Corporation Employee
                  Savings and Investment Plan                                              _____

              (9) The G. B. Dealey Retirement Pension Plan (as Amended and
                  Restated Generally Effective January 1, 1989) (Exhibit
                  10.3(11) to the 1995 Form 10-K)                                           N/A

             (10) First Amendment to the G. B. Dealey Retirement Pension Plan
                  (Exhibit 10.3(8) to the First Quarter 1997 Form 10-Q)                     N/A

             (11) Second Amendment to the G. B. Dealey Retirement Pension Plan             _____

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

             (13) A. H. Belo Corporation Supplemental Executive Retirement Plan
                  (Exhibit 10.3(27) to the 1993 Form 10-K)                                  N/A

             (14) Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N. A. (Exhibit 10.3(28) to the 1993 Form
                  10-K)                                                                     N/A

             (15) A. H. Belo Corporation 1995 Executive Compensation Plan
                  (Exhibit 10.3(16) to the 1995 Form 10-K)                                  N/A

             (16) Master Defined Contribution Trust Agreement by and between
                  A. H. Belo Corporation and Mellon Bank, N.A. (Exhibit 10.3(20)
                  to the 1995 Form 10-K)                                                    N/A


EXHIBIT                                                                                      PAGE
NUMBER                     DESCRIPTION                                                      NUMBER

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

12   Computation of Ratio of Earnings to Fixed Charges                                      _____

27   Financial Data Schedule                                                                N/A

99   Unaudited Pro Forma Combined Condensed Statements of Earnings reflecting the acquisition of The Providence Journal Company for the six months ended
     June 30, 1997 and 1996                                                                 _____