Form 10-Q
period 1997-09-30
BELO A H CORP
filed 1997-11-14
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

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

                                 YES   X     NO
                                      ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       OUTSTANDING AT OCTOBER 31, 1997
                 -----                       -------------------------------
       Common Stock, $1.67 par value                  62,047,288

* Consisting of 52,857,075 shares of Series A Common Stock and 9,190,213 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       7


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      12

Item 2.           Changes in Securities..........................................................      12

Item 3.           Defaults Upon Senior Securities................................................      12

Item 4.           Submission of Matters to a Vote of Security Holders............................      12

Item 5.           Other Information..............................................................      12

Item 6.           Exhibits and Reports on Form 8-K...............................................      12


                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                              Three months ended        Nine months ended
                                                                 September 30,            September 30,
==============================================================================================================
In thousands, except per share amounts
(unaudited)                                                  1997          1996        1997         1996
--------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
Broadcasting                                            $ 132,957      $  79,803      $ 377,153      $ 240,795
Newspaper publishing                                      182,958        121,575        491,495        359,128
Other                                                       3,141            769         14,927          2,287
                                                        ---------      ---------      ---------      ---------

     Total net operating revenues                         319,056        202,147        883,575        602,210

OPERATING COSTS AND EXPENSES
Salaries, wages and employee benefits                     103,931         58,403        276,419        171,474
Other production, distribution and operating costs         86,040         56,050        233,518        157,807
Newsprint, ink and other supplies                          40,170         35,236        106,756        113,487
Depreciation                                               18,975         11,077         52,837         34,216
Amortization                                               17,832          4,946         43,772         14,827
                                                        ---------      ---------      ---------      ---------

     Total operating costs and expenses                   266,948        165,712        713,302        491,811
                                                        ---------      ---------      ---------      ---------

     Earnings from operations                              52,108         36,435        170,273        110,399

OTHER INCOME AND EXPENSE
Interest expense                                          (26,903)        (5,380)       (63,224)       (20,531)
Other, net                                                    998            436          4,601          5,381
                                                        ---------      ---------      ---------      ---------

     Total other income and expense                       (25,905)        (4,944)       (58,623)       (15,150)

EARNINGS
Earnings before income taxes                               26,203         31,491        111,650         95,249
Income taxes                                               11,245         12,565         52,752         38,103
                                                        ---------      ---------      ---------      ---------

     Net earnings                                       $  14,958      $  18,926      $  58,898      $  57,146
                                                        =========      =========      =========      =========

Net earnings per common and common equivalent share     $     .24      $     .42      $    1.03      $    1.36
                                                        =========      =========      =========      =========

Cash dividends declared per share                       $     .22      $     .22      $     .44      $     .41
                                                        =========      =========      =========      =========

Average shares outstanding                                 62,877         44,964         57,329         42,142
--------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

===================================================================================================================
Dollars in thousands                                                     September 30,             December 31,
(Current year unaudited)                                                      1997                      1996
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and temporary cash investments                                  $    23,084               $    13,829
    Accounts receivable, net                                                 193,824                   129,976
    Prepaid income taxes                                                      23,481                      --
    Other current assets                                                      56,712                    28,120
                                                                         -----------               -----------
        Total current assets                                                 297,101                   171,925

Property, plant and equipment, net                                           601,254                   370,780
Intangible assets, net                                                     2,517,423                   582,248
Other assets, at cost                                                        145,443                    99,119
                                                                         -----------               -----------
        Total assets                                                     $ 3,561,221               $ 1,224,072
                                                                         ===========               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $    32,940               $    26,239
    Accrued expenses                                                          88,074                    40,834
    Other current liabilities                                                 48,646                    22,240
                                                                         -----------               -----------
        Total current liabilities                                            169,660                    89,313

Long-term debt                                                             1,591,496                   631,857
Deferred income taxes                                                        462,812                   121,808
Other liabilities                                                             38,518                    10,611

Shareholders' equity:
    Preferred stock
    Common stock, $1.67 par value.  Authorized
      150,000,000 shares:
      Series A:  Issued 61,161,362 shares at September 30, 1997
        and 35,404,850 shares at December 31, 1996                           102,140                    59,126
      Series B:  Issued 9,195,926 shares at September 30, 1997
        and 9,177,133 shares at December 31, 1996                             15,357                    15,326
    Additional paid-in capital                                             1,145,823                   302,737
    Retained earnings                                                        342,614                   301,316
                                                                         -----------               -----------
        Total                                                              1,605,934                   678,505

    Less cost of 8,321,700 shares of Series A treasury stock                (306,146)                 (306,146)
    Less deferred compensation - restricted shares                            (1,053)                   (1,876)
                                                                         -----------               -----------
        Total shareholders' equity                                         1,298,735                   370,483

           Total liabilities and shareholders' equity                    $ 3,561,221               $ 1,224,072
 ---------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries


                                                                      Nine months ended September 30,
===============================================================================================================
In thousands
(unaudited)                                                             1997                   1996
--------------------------------------------------------------------------------------------------------------
OPERATIONS
   Net earnings                                                     $    58,898           $    57,146
        Adjustments to reconcile net earnings
         to net cash provided by operations:
             Depreciation and amortization                               96,609                49,043
             Deferred income taxes                                       25,876                 6,244
             Other, net                                                    (706)               (1,427)
             Net change in current assets and liabilities:
                 Accounts receivable                                     (2,301)                3,902
                 Other current assets                                    (4,510)                2,122
                 Accounts payable                                        (1,711)               (5,690)
                 Accrued expenses                                        (1,413)                1,333
                 Accrued interest                                        17,110                  (169)
                 Income taxes                                           (23,632)               (1,266)
                 Other current liabilities                                8,610                   723
                                                                    -----------           -----------
        Net cash provided by operations                                 172,830               111,961

INVESTING
    Acquisitions                                                       (852,058)              (74,091)
    Capital expenditures                                                (50,263)              (30,105)
    Sale of investment                                                     --                   3,750
    Other, net                                                           (6,626)               (4,158)
                                                                    -----------           -----------
        Net cash used for investing                                    (908,947)             (104,604)

FINANCING
    Net proceeds from sale of stock                                        --                 198,513
    Borrowings for acquisitions                                       1,025,545                75,180
    Refinancing of Providence Journal debt                             (200,000)                 --
    Net proceeds from fixed rate debt offerings                         989,994                  --
    Net payments on revolving debt                                   (1,058,574)             (270,786)
    Payment of dividends on stock                                       (17,600)              (12,156)
    Net proceeds from exercise of stock options                           6,007                 4,846
                                                                    -----------           -----------
        Net cash provided by (used for) financing                       745,372                (4,403)

Net increase in cash and temporary cash investments                       9,255                 2,954
Cash and temporary cash investments at beginning of period               13,829                12,846
                                                                    -----------           -----------
Cash and temporary cash investments at end of period                $    23,084           $    15,800
                                                                    ===========           ===========


SUPPLEMENTAL DISCLOSURES
   Value of stock issued for acquisition                            $   870,399           $      --
   KIRO/KMOV asset exchange                                         $   152,000           $      --
   Interest paid, net of amounts capitalized                        $    44,262           $    20,700
   Income taxes paid, net of refunds                                $    49,556           $    32,196
-----------------------------------------------------------------------------------------------------

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 and the consolidated financial statements of The Providence Journal Company ("PJC") for the year ended December 31, 1996 included in the Company's report on Form 8-K/A filed May 2, 1997.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) On February 28, 1997, Belo completed the acquisition of PJC by issuing 25,394,564 shares of Series A Common Stock and paying $587 million to former shareholders of PJC. Belo also incurred approximately $100 million in employee and transaction costs and refinanced $200 million of PJC debt. The acquisition has been accounted for as a purchase. The Company's consolidated financial results for the nine-month period ended September 30, 1997 include the operations of PJC since March 1, 1997 and exclude the results of the Company's interest in America's Health Network ("AHN"), a cable network acquired as part of the PJC transaction, but subsequently disposed of effective July 31, 1997. The results of the Television Food Network ("TVFN") are excluded effective July 1, 1997, as a result of the Company's decision in June to divest its interest in TVFN. See Footnote (4).

         The cost of the PJC acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This preliminary purchase price allocation resulted in goodwill and intangibles of approximately $1.8 billion, which includes approximately $300 million of deferred taxes based on the value of identifiable intangibles. Goodwill and intangibles arising from the purchase of PJC are being amortized on a straight line basis over 40 years, except for the value assigned to the newspaper subscriber list, which is being amortized over 18 years.

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

         On July 25, 1997, the Company completed the acquisition of The Press-Enterprise Company ("Riverside"), publisher of a daily newspaper serving Riverside County and the inland Southern California area. The purchase was completed using funds from the Company's revolving credit facility. The transaction has been accounted for as a purchase. The Company previously held a 38.45 percent interest in Riverside.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

         The pro forma financial results of operations below assume the PJC and Riverside acquisitions and the KIRO/KMOV exchange transaction were completed at the beginning of each of the periods presented and include adjustments for incremental interest costs, depreciation, amortization and taxes as they relate to the preliminary purchase price allocations of the transactions (dollars in thousands, except per share amounts):

                  Nine months ended September 30,                   1997            1996
                  ---------------------------------------------------------------------------

                  Net operating revenues                        $   983,721     $   913,768
                  Net earnings from continuing operations(a)    $    56,326     $     8,399
                  Net earnings(b)                               $    56,326     $     4,821
                  Net earnings per share                        $       .90     $       .07
                  ---------------------------------------------------------------------------

                  (a) Net earnings from continuing operations for the nine
                      months ended September 30, 1997 include a pre-tax gain of $10,672 on the sale of an investment. Net earnings from continuing operations for the nine months ended September 30, 1996 include pre-tax charges for PJC stock-based compensation ($14,941) and PJC newspaper restructuring ($2,484). Both periods exclude the effect of AHN.

                  (b) Net earnings for the nine months ended September 30, 1996 include an after-tax charge of $3,578 representing discontinued operations attributable to PJC's former cable operations.

         The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the PJC and Riverside acquisitions and the KIRO/KMOV exchange been completed as of the indicated dates, nor is it indicative of future operating results.

(3) During 1997, the Company issued the following fixed rate debt (in thousands):

                  -----------------------------------------------------------------

                   6 7/8% Senior Notes Due June 1, 2002                 $   250,000
                   7 1/8% Senior Notes Due June 1, 2007                 $   300,000
                   7 3/4% Senior Debentures Due June 1, 2027            $   200,000
                   7 1/4% Senior Debentures Due September 15, 2027      $   250,000
                                                                        -----------
                            Total                                       $ 1,000,000
                  -----------------------------------------------------------------

         The net proceeds from these debt offerings were used to retire debt previously outstanding under the Company's revolving credit facility.

         On July 7, 1997, the Company canceled its 364-day $500 million credit facility and on August 29, 1997, its $1.5 billion revolving credit facility was renegotiated into a $1 billion facility with more favorable terms and conditions.

(4) On September 4, 1997, the Company announced an agreement to purchase CBS-affiliate KENS-TV ("KENS") in San Antonio, Texas from the E. W. Scripps Company in exchange for Belo's interest in TVFN and $75 million in cash. On October 15, 1997, Belo funded $37.5 million of the cash portion and exchanged its partnership interest in TVFN for certain assets of KENS. The Company is operating KENS under a local marketing agreement until FCC approval of the KENS license transfer is received. At that time, Belo will pay an additional $37.5 million and the remaining assets of KENS, including the FCC licenses, will be transferred to Belo. Completion of the exchange transaction is expected during the fourth quarter of 1997. The transaction will be accounted for as a purchase.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(5) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


-----------------------------------------------------------------------------------------------------------------
                                                       Three months ended               Nine months ended
                                                          September 30,                    September 30,
-----------------------------------------------------------------------------------------------------------------
                                                     1997             1996             1997             1996
----------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Broadcasting                                  $ 132,957        $  79,803        $ 377,153        $ 240,795
    Newspaper publishing                            182,958          121,575          491,495          359,128
    Other                                             3,141              769           14,927            2,287
                                                  ---------        ---------        ---------        ---------

        Total net operating revenues              $ 319,056        $ 202,147        $ 883,575        $ 602,210
                                                  =========        =========        =========        =========

EARNINGS FROM OPERATIONS
    Broadcasting                                  $  26,063        $  16,804        $  87,781        $  54,633
    Newspaper publishing                             37,418           26,355          117,120           72,415
    Other                                            (1,648)            (112)          (8,937)          (1,106)
    Corporate expenses                               (9,725)          (6,612)         (25,691)         (15,543)
                                                  ---------        ---------        ---------        ---------

        Total earnings from operations            $  52,108        $  36,435        $ 170,273        $ 110,399
                                                  =========        =========        =========        =========

DEPRECIATION AND AMORTIZATION
    Broadcasting                                  $  22,874        $   9,554        $  60,652        $  29,387
    Newspaper publishing                             13,229            6,172           33,642           18,900
    Other                                               306               54            1,282              130
    Corporate                                           398              243            1,033              626
                                                  ---------        ---------        ---------        ---------

        Total depreciation and amortization       $  36,807        $  16,023        $  96,609        $  49,043
                                                  =========        =========        =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

                               RECENT DEVELOPMENTS

On February 28, 1997, Belo acquired The Providence Journal Company ("PJC") and added to its broadcast holdings nine network-affiliated television stations and four television stations operated under local marketing agreements ("LMA"). The Company also acquired PJC's interest in the Providence Journal-Bulletin, the largest daily newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. In addition, the acquisition included PJC's interest in two cable networks, Television Food Network ("TVFN") and America's Health Network ("AHN"). Other PJC media assets acquired included a regional cable news channel (Northwest Cable News or "NWCN") and an on-line electronic media service (projo.com).

Since the acquisition, the Company has pursued alternate financing and operating strategies for AHN, which resulted in the Company's termination of its ownership interest in AHN effective July 31, 1997. Accordingly, the results of operations and financial position for AHN are not included herein. Operating results for TVFN are excluded effective July 1, 1997, based on the Company's decision in late June to divest its interest in TVFN. On September 4, 1997, the Company announced an agreement to exchange its interest in TVFN and $75 million in cash for KENS-TV in San Antonio, Texas. The first phase of that transaction closed on October 15, 1997.

On June 2, 1997, the Company exchanged KIRO-TV in Seattle, Washington for CBS affiliate KMOV-TV in St. Louis, Missouri. This exchange was necessary to comply with FCC regulations that prohibit ownership of more than one television station in a single market. The Company also increased its ownership interest in the Riverside Press-Enterprise, a daily newspaper serving Riverside, California from
38.45 percent to 100 percent effective July 25, 1997. The following table sets forth the Company's major media assets by segment as of September 30, 1997:

------------------------------------------------------------------------------------------------------------------
BROADCASTING (1)
------------------------------------------------------------------------------------------------------------------
                                                                              NETWORK
         MARKET               MARKET RANK(2)           STATION              AFFILIATION              STATUS
------------------------------------------------------------------------------------------------------------------

Dallas-Fort Worth                   8                    WFAA                   ABC                  Owned
Houston                             11                   KHOU                   CBS                  Owned
Seattle-Tacoma                      12                   KING                   NBC                  Owned
Seattle-Tacoma                      12                   KONG                   IND                   LMA
Sacramento                          20                   KXTV                   ABC                  Owned
St. Louis                           21                   KMOV                   CBS                  Owned
Portland                            24                   KGW                    NBC                  Owned
Charlotte                           28                   WCNC                   NBC                  Owned
Hampton-Norfolk                     40                   WVEC                   ABC                  Owned
New Orleans                         41                   WWL                    CBS                  Owned
Albuquerque-Santa Fe                48                   KASA                   FOX                  Owned
Louisville                          50                   WHAS                   ABC                  Owned
Tulsa                               58                   KOTV                   CBS                  Owned
Honolulu                            69                   KHNL                   NBC                  Owned
Honolulu                            69                   KFVE                   UPN                   LMA
Spokane                             73                   KREM                   CBS                  Owned
Spokane                             73                   KSKN                   IND                   LMA
Tucson                              78                   KMSB                   FOX                  Owned
Tucson                              78                   KTTU                   UPN                   LMA
Boise                              127                   KTVB                   NBC                  Owned
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
------------------------------------------------------------------------------------------------------------------
                                                                             DAILY                 SUNDAY
            NEWSPAPER                          LOCATION                 CIRCULATION(3)          CIRCULATION(3)
------------------------------------------------------------------------------------------------------------------
The Dallas Morning News                     Dallas, Texas                   517,215                789,004
Providence Journal-Bulletin            Providence, Rhode Island             170,292                242,755
The Press-Enterprise                    Riverside, California               162,551                170,478
Owensboro Messenger-Inquirer             Owensboro, Kentucky                 31,754                 34,657
Bryan-College Station Eagle          Bryan-College Station, Texas            21,939                 27,358
The Gleaner                              Henderson, Kentucky                 11,247                 13,476
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
OTHER
------------------------------------------------------------------------------------------------------------------

                   COMPANY                                                 DESCRIPTION
------------------------------------------------------------------------------------------------------------------
Belo Productions, Inc.                         Produces television programming
Northwest Cable News                           Cable news network distributed to approximately 2.1 million homes in the Pacific Northwest
dallasnews.com                                 Web site featuring daily content from The Dallas Morning News
projo.com                                      Web site featuring daily content from Providence Journal-Bulletin
------------------------------------------------------------------------------------------------------------------

(1) Effective October 15, 1997, Belo added CBS-affiliate KENS-TV in San Antonio, Texas (38th market). See further discussion in "Other Matters".

(2) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on January 1997 Nielsen estimates.

(3) Average paid circulation for the six months ending September 30, 1997, according to the Audit Bureau of Circulation's FAS-FAX report.

                              RESULTS OF OPERATIONS

Net earnings for the third quarter and year-to-date 1997 were $14,958 (24 cents per share) and $58,898 ($1.03 per share) compared to $18,926 (42 cents per share) and $57,146 ($1.36 per share) for the same periods of 1996. Year-to-date 1996 results included a gain of $3,895 (6 cents per share) on the sale of Maxam Entertainment, a programming distribution partnership, to CBS. Net earnings and earnings per share for 1997 have been diluted by the amortization of intangibles, increased interest expense and an increase in shares outstanding as a result of the PJC acquisition.

Results for 1997 include the operations of PJC beginning March 1, 1997, The Gleaner, a daily newspaper serving Henderson, Kentucky, effective April 1, 1997, the Press-Enterprise, a daily newspaper serving Riverside, California beginning August 1, 1997 and the effect of the KIRO/KMOV exchange, which closed on June 2, 1997. Results for the three months ended September 30, 1997 exclude the operations of TVFN, due to plans initiated in June to divest the Company's ownership interest in TVFN.

Consolidated results

Depreciation and amortization expenses were higher in 1997 versus 1996 in both the three and nine-month periods because of current year acquisitions, primarily PJC in February of this year. Amortization of intangibles associated with PJC is approximately $12 million per quarter while incremental depreciation expense for PJC due to the step-up in fixed asset basis is approximately $1.5 million per quarter.

Higher interest expense for the three and nine-month periods of 1997 was due to the higher debt levels associated with the PJC acquisition and fourth quarter 1996 treasury stock repurchases. The weighted average interest rate for the first nine months of 1997 of 6.2 percent was slightly higher than last year's rate of 5.8 percent due to the June 1997 issue of $750 million of fixed-rate debt securities, the proceeds of which were used to pay down floating-rate bank debt. The Company issued an additional $250 million in fixed-rate debt securities late in September of 1997, the effect of which will not be fully reflected in higher interest rates until the fourth quarter of 1997. The weighted average effective interest rate on the total fixed rate debt at September 30, 1997 is approximately 7.3 percent.

The effective tax rates for the three and nine-month periods of 1997 of approximately 43 percent and 47 percent, respectively, were higher than the comparable 1996 rates of 40 percent due primarily to the amortization of non-deductible goodwill associated with the PJC acquisition. The rate for the three-month period in 1997 was lower than the year-to-date rate due primarily to changes in estimates related to 1997 taxable earnings, and to a lesser degree, state income tax refunds.

Segment results of operations

To enhance comparability of the Company's segment results of operations for the three and nine months ended September 30, 1997 and 1996, certain information below is presented on an "as adjusted" basis and includes the acquisitions of PJC, The Gleaner and Riverside and reflects the KIRO/KMOV exchange as though each had occurred at the beginning of the respective periods presented. The
"as adjusted" amounts exclude TVFN. The discussion that follows compares segment operations on an "as adjusted" basis only.

-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,            AS ADJUSTED                               AS REPORTED
(IN THOUSANDS)                    1997         1996      % CHANGE        1997            1996         % CHANGE
-----------------------------------------------------------------------------------------------------------------
Net Operating Revenues
   Broadcasting                $ 132,957    $ 127,025      4.7%     $  132,957        $  79,803         66.6%
   Newspaper publishing          190,743      178,278      7.0%        182,958          121,575         50.5%
   Other                           3,141        2,109     48.9%          3,141              769        ---

Operating cash flow(1)
   Broadcasting                $  48,937    $  46,750      4.7%     $   48,937        $  26,358         85.7%
   Newspaper publishing           51,754       42,390     22.1%         50,647           32,527         55.7%
   Other                          (1,072)        (774)   (38.5%)        (1,342)             (58)       ---
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,             AS ADJUSTED                               AS REPORTED
(IN THOUSANDS)                    1997         1996      % CHANGE        1997            1996         % CHANGE
-----------------------------------------------------------------------------------------------------------------
Net Operating Revenues
   Broadcasting                $ 400,137    $ 379,743      5.4%     $  377,153        $ 240,795         56.6%
   Newspaper publishing          567,690      527,877      7.5%        491,495          359,128         36.9%
   Other                          10,162        7,461     36.2%         14,927            2,287        ---

Operating cash flow(1)
   Broadcasting                $ 157,453    $ 143,770      9.5%     $  148,433        $  84,020         76.7%
   Newspaper publishing          163,914      115,043     42.5%        150,762           91,315         65.1%
   Other                          (1,791)      (3,264)    45.1%         (7,655)            (976)       ---
-----------------------------------------------------------------------------------------------------------------

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

Broadcasting

Broadcast revenues for the third quarter 1997 were $132,957, an increase of 4.7 percent over third quarter 1996 revenues of $127,025. On a year-to-date-basis, revenues of $400,137 were up 5.4 percent over last year's revenues of $379,743. The quarterly gain over last year was in spite of nearly $14 million in non-repeating political and Olympics-related advertising from last year. Local and national advertising revenues increased 10.3 percent and 12.7 percent, respectively. Strong ratings and favorable market conditions combined to boost local revenues in nearly all of Belo's 16 markets, with Seattle, Houston and Sacramento posting the largest quarter to quarter gains. National advertising was also higher in most markets, with the largest gain noted in Dallas due largely to automotive advertising. Year-to-date revenue comparisons were similar, with a $9.6 million decline in political advertising being offset by gains of 7.9 percent in local advertising and 8.8 percent in national. For both local and national, automotive advertising has been strong in nearly all markets. Throughout 1997, the weakest advertising markets have been in New Orleans and Honolulu, both of which have been suffering from very weak local economies. For the three-month period, revenues for the Company's ABC affiliates increased 8.1 percent while CBS affiliate revenues were up 3.2 percent over last year. NBC revenue comparisons to last year were flat, mostly because of the benefit of the Summer Olympics being carried on NBC in the third quarter of 1996. For the year-to-date, revenues increased in each affiliate group as follows: ABC up 5.8 percent, CBS up 3.9 percent and NBC up 3 percent.

Operating cash flow margins for the third quarter of 1997 and 1996 were 36.8 percent while year-to-date margins were 39.3 percent in 1997 and 37.9 percent in 1996. Broadcasting operating cash flow for the quarter was $48,937 in 1997 versus $46,750 for 1996, an improvement of 4.7 percent. Year-to-date operating cash flow was $157,453 for 1997, or 9.5 percent better than last year. Cash expenses were up 4.7 percent and 2.8 percent for the three and nine-month periods, respectively. Higher employment levels, normal wage rate increases and bonuses resulted in higher salaries, wages and employee benefits (increased 7.6 percent for the quarter and 5.2 percent year-to-date) while programming costs were up 6.6 percent and 2.3 percent for the three and nine-month periods. These higher costs were offset in both the three and nine-month periods by lower advertising and promotion costs due to special campaigns during 1996 at several Belo stations.

Newspaper publishing

Newspaper publishing revenues for the three months ending September 30, 1997 and 1996 were $190,743 and $178,278, respectively. Revenues for the nine-month periods in 1997 and 1996 were $567,690 and $527,877, respectively. The majority of the quarter to quarter increase of $12,465 came from The Dallas Morning News ("TDMN") (up 6.7 percent) along with contributions from the Providence Journal Bulletin ("PJB") (up 9.7 percent) and the Riverside Press-Enterprise ("RPE") (up
6.6 percent). The year-to-date revenue improvement of $39,813 results from TDMN being up 7.9 percent, PJB up 7.3 percent and RPE up 7.5 percent.

Revenues in the three major advertising categories at TDMN were all up over last year. Retail improved 9.7 percent and 7.6 percent for the three and nine-month periods due to a combination of increased linage and higher average rates. General advertising linage was up due to technology-related advertising while rates actually declined somewhat from last year due to a higher level of co-op advertising in 1997. Classified advertising linage has been down throughout 1997 with the exception of employment advertising, which has a higher rate, thereby resulting in overall revenue gains in classified advertising revenue. Circulation revenues were down from last year for both the three and nine-month periods even though circulation volume was flat, due primarily to a change in circulation mix between home delivery and single copy sales.

PJB retail advertising revenues were up 19.4 percent over last year due largely to the success of a new monthly Health & Fitness section and continued strength in automotive advertising. General advertising declined significantly from last year's levels, which were driven by airline advertising that ran in support of the opening of a new airport in Providence in 1996. Classified advertising in 1997 has been very strong, particularly in the employment and automotive categories with an overall gain over the third quarter last year of 14 percent. Circulation revenues were up slightly compared to last year, due to an increase in prices, offset some by circulation declines of .9 percent daily and 1.9 percent Sunday. Advertising revenue gains at RPE were driven primarily by classified advertising rates, particularly in employment and automotive advertising. Circulation revenues were also up slightly.

Operating cash flow margins for third quarter 1997 and 1996 were 27.1 percent and 23.8 percent, respectively. Year-to-date margins were 28.9 percent and 21.8 percent in 1997 and 1996, respectively. Improvement for the three-month period was due primarily to the increase in revenues, which was only slightly offset by a 2.3 percent increase in cash expenses. The increase in cash expenses was due to higher salaries and wages, which were up 5.3 percent due to more employees and normal increases. Higher bad debt expense and a TDMN advertising and promotional campaign in the third quarter of 1997 also contributed to the increase. These increases were largely offset by savings in newsprint expense, due to a lower average cost per ton in 1997. Year-to-date margins also improved over last year, due to both higher revenues and lower expenses. Higher expenses in salaries and wages, distribution, bad debt, travel and circulation promotion were more than offset by significant newsprint savings generated in the early part of 1997, resulting in an overall decline in cash expenses for the year-to-date period of 2.2 percent.

                         LIQUIDITY AND CAPITAL RESOURCES

Long term debt outstanding increased $959.6 million from December 31, 1996 to September 30, 1997 due primarily to the purchase of PJC. Specifically, Belo paid $587 million to shareholders of PJC, incurred approximately $100 million in employee and transaction costs and assumed $200 million of PJC's debt. Also in connection with the PJC acquisition, the Company issued 25,394,564 shares of Series A Common Stock. The Gleaner and Riverside acquisitions also resulted in an increase in long term debt.

Net cash provided by operations and bank borrowings are the Company's primary sources of liquidity. On an as reported basis, during the nine months of 1997, net cash provided by operations was $172,830 compared to $111,961 for the same period in 1996. The increase was due primarily to higher cash earnings (defined as net earnings plus depreciation and amortization) and changes in interest and deferred taxes, partially offset by the timing of federal income tax payments. The timing of interest payments has changed from monthly to semi-annually due to the conversion of $1 billion in revolving debt to fixed-rate debt during the second and third quarters of this year. The deferred tax change is due to expenses deductible for tax purposes that have not yet been deducted for book purposes.

At September 30, 1997, the Company had a $1 billion five-year variable rate revolving credit agreement under which borrowings were $525 million. This agreement had previously provided a credit line of $1.5 billion, but was renegotiated effective August 29, 1997. A $500 million 364-day credit facility was also canceled during the third quarter of 1997. The Company had short-term unsecured notes of $40.4 million outstanding at September 30, 1997. These borrowings may be converted, at the Company's discretion, to revolving debt and therefore, such borrowings are classified as long term in the financial statements. Additionally, the Company issued $1 billion in fixed-rate debt securities under a $1.5 billion shelf registration statement filed with the Securities and Exchange Commission earlier this year. The debt issued from the shelf through September 30, 1997, has been as follows: a) $250 million of 5-year 6 7/8% Senior Notes, b) $300 million of 10-year 7 1/8% Senior Notes, c) $200 million of 30-year 7 3/4% Senior Debentures and d) $250 million of 30-year 7 1/4% Senior Debentures. The weighted average effective interest rate for these debt instruments is 7.3 percent. The Company has an additional $500 million of available debt under the shelf registration. The proceeds of any subsequent fixed-rate debt offerings may be used to refinance variable-rate debt in whole or in part. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. For the four quarters ended September 30, 1997, the Company's ratio of funded debt to pro forma operating cash flow, which is not to exceed 5.0, was 3.9. The Company's interest coverage ratio for the four quarters ended September 30, 1997 was 4.2 compared to a minimum coverage requirement of 2.5 times.

The Company paid 1997 dividends of $17,600 or 33 cents per share on Series A and Series B Common Stock compared to $12,156 or 30 cents per share in 1996. The higher dividends in 1997 are due to the higher dividend rate and the shares issued in the PJC acquisition.

Capital expenditures for the first nine months of 1997 were $50,263. The majority of these expenditures were for additional production equipment and major building renovations at TDMN and a building and studio remodeling project at the Company's Dallas television station. The Company also purchased broadcast equipment for each of its other television stations and invested in new publishing equipment. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

                                  OTHER MATTERS

On September 4, 1997, the Company announced an agreement to purchase CBS-affiliate KENS-TV ("KENS") in San Antonio, Texas from the E. W. Scripps Company in exchange for Belo's interest in TVFN and $75 million in cash. On October 15, 1997, Belo funded $37.5 million of the cash portion of the purchase price and exchanged its partnership interest in TVFN for certain assets of KENS. The Company is operating KENS under a local marketing agreement until FCC approval of the KENS license transfer is received. At that time, Belo will pay an additional $37.5 million and the remaining assets of KENS, including the FCC licenses, will be transferred to Belo. Completion of the exchange transaction is expected to occur in the fourth quarter of 1997. The transaction will be accounted for as a purchase.

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

EXHIBIT
NUMBER                         DESCRIPTION

  * (1) Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "2nd Quarter 1997 Form 10-Q"))

  *     (2) (a) $200 million 6 7/8% Senior Note due 2002 (Exhibit 4.6 (2)(a)
                to the 2nd Quarter 1997 Form 10-Q)
            (b) $50 million 6 7/8% Senior Note due 2002 (Exhibit 4.6 (2)(b) to the 2nd Quarter 1997 Form 10-Q)

  *     (3) (a) $200 million 7 1/8% Senior Note due 2007 (Exhibit 4.6 (3)(a)
                to the 2nd Quarter 1997 Form 10-Q)
            (b) $100 million 7 1/8% Senior Note due 2007 (Exhibit 4.6 (3)(b) to the 2nd Quarter 1997 Form 10-Q)

  * (4) $200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6 (4) to the 2nd Quarter 1997 Form 10-Q)

  * (5) Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture. (Exhibit 4.6 (5) to the 2nd Quarter 1997 Form 10-Q)

        (6) (a)  $200 million 7 1/4% Senior Debenture due 2027
            (b)   $50 million 7 1/4% Senior Debenture due 2027


        (7) Officer's Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture

10.1    Contracts relating to television broadcasting:

        * (1) Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)

10.2    Financing agreements:

           (1) Amended and Restated Credit Agreement (five year $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as Documentation Agent)

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

        *~(4) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9) to the 1995 Form 10-K)

EXHIBIT
NUMBER                         DESCRIPTION

        *~(5) The A. H. Belo Corporation Employee Savings and Investment Plan Amended and Restated February 2, 1996 (Exhibit 10.3(10) to the 1995 Form 10-K)

        *~(6) First Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit 10.3(6) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (the "First Quarter 1997 Form 10-Q))

        *~(7) Second Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit 10.3 (7) to the 2nd Quarter 1997 Form 10-Q)

        *~(8) Third Amendment to the A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit 10.3 (8) to the 2nd Quarter 1997 Form 10-Q)

        *~(9) The G. B. Dealey Retirement Pension Plan (as Amended and Restated Generally Effective January 1, 1989) (Exhibit 10.3(11) to the 1995 Form 10-K)

        *~(10) First Amendment to the G. B. Dealey Retirement Pension Plan (Exhibit 10.3(8) to the First Quarter 1997 Form 10-Q)

        *~(11) Second Amendment to the G. B. Dealey Retirement Pension Plan (Exhibit 10.3(11) to the 2nd Quarter 1997 Form 10-Q)

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

  27    Financial Data Schedule

EXHIBIT
NUMBER                         DESCRIPTION

  99 Unaudited Pro Forma Combined Condensed Statements of Earnings reflecting the acquisition of The Providence Journal Company and the exchange of Television Food Network for KENS-TV for the nine months ended September 30, 1997 and 1996. These financial statements update the Unaudited Pro Forma Combined Condensed Statements of Earnings for the six months ended June 30, 1997 and 1996 filed on Form 8-K/A dated October 30, 1997.

(b)  Reports on Form 8-K

     During the quarter covered by this report, the Company filed a Form 8-K on September 4, 1997, containing certain information under item 5 pertaining to the TVFN/KENS transaction.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        A. H. BELO CORPORATION



November 14, 1997                       By:/s/ Michael D. Perry
                                           --------------------
                                           Michael D. Perry
                                           Senior Corporate Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBIT

                                                                                         SEQ.
EXHIBIT                                                                                  PAGE
NUMBER                         DESCRIPTION                                              NUMBER
-------                        -----------                                              ------
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

4.4       Amended and Restated Form of Rights Agreement as of February 28,
          1996 between the Company and Chemical Mellon Shareholder Services,
          L.L.C., a New York banking corporation (Exhibit 4.4 to the 1995 Form            N/A
          10-K)


                                                                                         SEQ.
EXHIBIT                                                                                  PAGE
NUMBER                         DESCRIPTION                                              NUMBER
-------                        -----------                                              ------
4.5       Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November
          11, 1996 (Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1996)                              N/A

4.6       Instruments defining rights of debt securities:

        (1) Indenture dated as of June 1, 1997 between the Company and The
            Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended June
            30, 1997 (the "2nd Quarter 1997 Form 10-Q"))                                  N/A

        (2) (a) $200 million 6 7/8% Senior Note due 2002 (Exhibit 4.6 (2)(a)
                to the 2nd Quarter 1997 Form 10-Q)                                        N/A
            (b) $50 million 6 7/8% Senior Note due 2002 (Exhibit 4.6 (2)(b) to
                the 2nd Quarter 1997 Form 10-Q)                                           N/A

        (3) (a) $200 million 7 1/8% Senior Note due 2007 (Exhibit 4.6 (3)(a)
                to the 2nd Quarter 1997 Form 10-Q)                                        N/A
            (b) $100 million 7 1/8% Senior Note due 2007 (Exhibit 4.6 (3)(b) to
                the 2nd Quarter 1997 Form 10-Q)                                           N/A

        (4) $200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6 (4) to
            the 2nd Quarter 1997 Form 10-Q)                                               N/A

        (5) Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture.
            (Exhibit 4.6 (5) to the 2nd Quarter 1997 Form 10-Q)                           N/A

        (6) (a)  $200 million 7 1/4% Senior Debenture due 2027                            ---
            (b)   $50 million 7 1/4% Senior Debenture due 2027                            ---


        (7) Officer's Certificate dated September 26, 1997 establishing terms
            of debt securities pursuant to Section 3.1 of the Indenture                   ---

10.1    Contracts relating to television broadcasting:

        (1)  Form of Agreement for Affiliation between WFAA-TV in Dallas,
             Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)                     N/A

10.2    Financing agreements:

        (1)  Amended and Restated Credit Agreement (five year $1,000,000,000 revolving credit and competitive advance facility dated as of
             August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent,
             Bank of America National Trust and Savings Association and Bank
             of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and
             NationsBank as Documentation Agent)                                          ---

10.3    Compensatory plans:

        (1)    Management Security Plan (Exhibit 10.3(1) to the 1996 Form
               10-K)                                                                      N/A


                                                                                         SEQ.
EXHIBIT                                                                                  PAGE
NUMBER                         DESCRIPTION                                              NUMBER
-------                        -----------                                              ------
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

        (3)    Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit
               10.3(13) to the 1992 Form 10-K)                                            N/A

        (4)    Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit
               10.3(9) to the 1995 Form 10-K)                                             N/A

        (5)    The A. H. Belo Corporation Employee Savings and Investment Plan
               Amended and Restated February 2, 1996 (Exhibit 10.3(10) to the
               1995 Form 10-K)                                                            N/A

        (6)    First Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan (Exhibit 10.3(6) to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended March 31,
               1997 (the "First Quarter 1997 Form 10-Q))                                  N/A

        (7)    Second Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan (Exhibit 10.3 (7) to the 2nd Quarter 1997
               Form 10-Q)                                                                 N/A

        (8)    Third Amendment to the A. H. Belo Corporation Employee Savings
               and Investment Plan (Exhibit 10.3 (8) to the 2nd Quarter 1997
               Form 10-Q)                                                                 N/A

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

        (10)   First Amendment to the G. B. Dealey Retirement Pension Plan
               (Exhibit 10.3(8) to the First Quarter 1997 Form 10-Q)                      N/A

        (11)   Second Amendment to the G. B. Dealey Retirement Pension Plan
               (Exhibit 10.3(11) to the 2nd Quarter 1997 Form 10-Q)                       N/A

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



                                                                                         SEQ.
EXHIBIT                                                                                  PAGE
NUMBER                         DESCRIPTION                                              NUMBER
-------                        -----------                                              ------
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

  12    Computation of Ratio of Earnings to Fixed Charges                                 ---

  27    Financial Data Schedule                                                           N/A

  99    Unaudited Pro Forma Combined Condensed Statements of Earnings
        reflecting the acquisition of The Providence Journal Company and the exchange of Television Food Network for KENS-TV for the nine months ended September 30, 1997 and 1996. These financial statements update the Unaudited Pro Forma Combined Condensed Statements of Earnings for
        the six months ended June 30, 1997 and 1996 filed on Form 8-K/A dated
        October 30, 1997.                                                                 ---


