Form 10-K405
period 1997-12-31
BELO A H CORP
filed 1998-03-19
CIK 356080

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

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

         TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
SERIES A COMMON STOCK, $1.67 PAR VALUE                      NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                             NEW YORK STOCK EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on January 30, 1998, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $2,985,680,000. *

Shares of Common Stock outstanding at January 30, 1998: 62,347,236 shares. (Consisting of 53,083,301 shares of Series A Common Stock and 9,263,935 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:
Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                             A. H. BELO CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

                                                      PART I
Item 1.    Business..........................................................................................    1
Item 2.    Properties........................................................................................    7
Item 3.    Legal Proceedings.................................................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders...............................................    7

                                                      PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................    8
Item 6.    Selected Financial Data...........................................................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............   10
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.......................................   17
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements below).............   17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   18

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant................................................   18
Item 11.   Executive Compensation............................................................................   18
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................   18
Item 13.   Certain Relationships and Related Transactions....................................................   18

                                                      PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................   18

Signatures ..................................................................................................   22

                                           INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors...............................................................................   24
Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995.....................   25
Consolidated Balance Sheets as of December 31, 1997 and 1996.................................................   26
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996
   and 1995 .................................................................................................   28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...................   29
Notes to Consolidated Financial Statements...................................................................   30
Management's Responsibility for Financial Statements.........................................................   42

                                     PART I

ITEM 1.  BUSINESS

     A. H. Belo Corporation (the "Company" or "Belo") is one of the nation's largest media companies, with a diversified group of television broadcasting, newspaper publishing, cable news and electronic media assets. The Company's group of 17 television stations currently reaches 14.2 percent of U.S. television households. In addition, the Company manages four television stations through local marketing agreements ("LMA") and owns three local or regional cable news channels.

     Three of the Company's television stations are located in major metropolitan areas which are among the fastest growing in the country: WFAA
(ABC) in Dallas-Fort Worth, KHOU (CBS) in Houston and KING (NBC) in Seattle-Tacoma. Belo has three stations in the top 12 television markets, seven stations in the top 30 markets, 12 stations in the top 50 markets, and network affiliations as follows: four ABC affiliates, six CBS affiliates, five NBC affiliates and two FOX affiliates. Thirteen of the Company's 17 stations are ranked either number one or two in overall sign-on/sign-off audience delivery.

     Belo's Publishing Division is headed by The Dallas Morning News, which has the country's eighth-largest Sunday circulation and ninth-largest daily circulation, and the Providence Journal-Bulletin, the leading newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. During 1997, Belo increased its ownership interest in The Press-Enterprise ("P-E"), a daily newspaper serving Riverside, California, from
38.45 percent to 100 percent. Belo's other daily newspapers are the Messenger-Inquirer in Owensboro, Kentucky; The Eagle in Bryan-College Station, Texas; and The Gleaner in Henderson, Kentucky. The Company also publishes the Arlington Morning News and eight community newspapers in the Dallas-Fort Worth suburban area and operates a commercial printing business.

     The Dallas Morning News is one of the leading newspaper franchises in America. The Dallas Morning News' success is founded upon the highest standards of journalistic excellence, with a special emphasis on local news, information and community service. The newspaper's reporting and editorial initiatives have earned six Pulitzer Prizes since 1986.

     The Providence Journal-Bulletin also has a long history of journalistic excellence and service to its community. It is America's oldest major daily newspaper of general circulation and continuous publication. The Providence Journal-Bulletin has earned four Pulitzer Prizes during its 168-year history.

     The Company believes the success of its media franchises is built upon providing local news, information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided the Company's success for 156 years.

     Note 12 to the Consolidated Financial Statements contains information about the Company's industry segments for the years ended December 31, 1997, 1996 and 1995.

                             TELEVISION BROADCASTING

     The Company's television broadcasting operations began in 1950 with the acquisition of WFAA in Dallas-Fort Worth shortly after the station commenced operations. In 1984, the Company expanded its television broadcast operations with the purchase of stations in Houston, Sacramento, Hampton-Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired stations in New Orleans and Seattle, respectively. The Providence Journal Company ("PJC") acquisition in February 1997 added nine television stations, including the top-ranked NBC-affiliated KING-TV in Seattle, Washington. In accordance with Federal Communications Commission ("FCC" or "Commission") regulations prohibiting ownership of two or more stations in a single market, Belo exchanged its United Paramount Network ("UPN") affiliate, KIRO-TV in Seattle, for CBS affiliate KMOV-TV in St. Louis, Missouri, in June 1997. In October 1997, Belo acquired CBS affiliate KENS-TV in San Antonio, Texas.

     The following table sets forth information for each of the Company's stations and their markets:

                                                                                   NUMBER OF                    STATION
                                                                                   COMMERCIAL      STATION      AUDIENCE
                      MARKET                   YEAR        NETWORK                 STATIONS IN     RANK IN      SHARE IN
      MARKET         RANK(1)    STATION      ACQUIRED    AFFILIATION    CHANNEL     MARKET(2)      MARKET(3)    MARKET(4)
      ------         -------    -------      --------    -----------    -------     ---------      ---------    ---------
Dallas-Fort Worth...       8    WFAA-TV        1950          ABC            8           14            1            17
Houston.............      11    KHOU-TV        1984          CBS           11           14            2*           14
Seattle-Tacoma......      12    KING-TV        1997          NBC            5            9            1            18
Sacramento..........      20    KXTV           1984          ABC           10            9            2*           13
St. Louis...........      21    KMOV-TV        1997          CBS            4            7            2            18
Portland............      24    KGW-TV         1997          NBC            8            8            1*           15
Charlotte...........      28    WCNC-TV        1997          NBC           36            8            3             9
San Antonio.........      38    KENS-TV        1997          CBS            5            7            2*           13
Hampton-Norfolk.....      39    WVEC-TV        1984          ABC           13            7            1*           16
New Orleans.........      41    WWL-TV         1994          CBS            4            8            1            22
Albuquerque.........      48    KASA-TV        1997          FOX            2            6            4             8
Louisville..........      50    WHAS-TV        1997          ABC           11            6            3            16
Tulsa...............      58    KOTV           1984          CBS            6            8            1*           20
Honolulu............      71    KHNL-TV        1997          NBC           13            8            2*           13
Spokane.............      73    KREM-TV        1997          CBS            2            5            2*           16
Tucson..............      78    KMSB-TV        1997          FOX           11            7            4             7
Boise...............     125    KTVB-TV        1997          NBC            7            5            1            27

---------------
*    Tied with one or more other stations in the market.

     (1) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 211 generally recognized DMAs in the United States, based on November 1997 Nielsen estimates.
     (2) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations and national cable channels.
     (3) Station rank is derived from the station's rating, which is based on November 1997 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.
     (4) Station audience share is based on November 1997 Nielsen estimates of the number of television households tuned to the Company's station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

     Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced both by the demand for advertising time and the popularity of the station's programming.

     Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the three major national networks (ABC, CBS and NBC), and in recent years, FOX has effectively evolved into a fourth major network. The second category is comprised of stations affiliated with newer national networks, such as UPN and the Warner Brothers ("WB") Television Network. The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming.

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

     Each of the Company's network affiliation agreements provides the station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station receives a specified amount of network compensation for broadcasting network programming. To the extent that a station's preemptions of network programming exceed a designated amount, that compensation may be reduced. These payments are also subject to decreases by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice and the right of termination by the station in the event of a reduction in such payments. The Company has long-term network affiliation agreements in place with ABC and CBS, and shorter-term agreements in place with NBC and FOX. Final documentation of the ABC affiliation agreements has not been completed. However, the Company is currently compensated under the terms of the draft agreements with ABC.

                              NEWSPAPER PUBLISHING

     The Company's principal newspaper, The Dallas Morning News, was established in 1885. In late 1991, after years of intense competition, The Dallas Morning News' principal newspaper competitor, the Dallas Times Herald, ceased operations, and the Company purchased its assets. In late 1995 and early 1996, the Company expanded its publishing division by acquiring daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. The Providence Journal-Bulletin was acquired in February 1997 and The Gleaner, serving Henderson, Kentucky, was acquired in March 1997. In July 1997, Belo completed the acquisition of The Press-Enterprise, a daily newspaper serving Riverside, California, in which Belo previously held a 38.45 percent equity interest.

     The following table sets forth information concerning the Company's daily newspaper operations:

                                                                        1997                              1996
                                                            -----------------------------     -----------------------------
                                                                DAILY         SUNDAY              DAILY         SUNDAY
          NEWSPAPER                      LOCATION           CIRCULATION(1) CIRCULATION(1)     CIRCULATION(1) CIRCULATION(1)
------------------------------- --------------------------- -------------- --------------     -------------- --------------
The Dallas Morning News                 Dallas, TX              517,215        789,004          513,099          785,934
Providence Journal-Bulletin           Providence, RI            170,292        242,755          171,824          247,777
The Press-Enterprise                  Riverside, CA             162,551        170,478          160,004          166,745
Messenger-Inquirer                    Owensboro, KY              31,754         34,657           31,717           34,250
The Eagle                       Bryan-College Station, TX        21,939         27,358           21,336           26,948
The Gleaner                           Henderson, KY              11,247         13,476           11,292           13,667

(1) Average paid circulation for the six months ended September 30, 1997 and 1996, respectively, according to the Audit Bureau of Circulation's FAS-FAX report.

     Each of Belo's daily newspapers strives to serve community interests by maintaining a strong and independent voice in matters of public concern. It is the policy of the Company to allocate such resources as may be necessary to maintain excellence in news reporting and editorial comment in all of its newspaper publications.

     The Company's three largest newspapers, The Dallas Morning News, Providence Journal-Bulletin and The Press-Enterprise, provide coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the 12 counties surrounding Dallas. The Providence Journal-Bulletin is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout Riverside County and the inland southern California area. Riverside County is expected to be among the fastest growing counties in California over the next decade.

     The basic material used in publishing Belo's newspapers is newsprint. During 1997, the Company's publishing operations consumed approximately 250,000 metric tons of newsprint at an average cost of $530 per metric ton. The average cost per ton of newsprint consumed in the previous year was approximately $660 per metric ton. The decrease in current year cost per ton was due to market-wide price decreases beginning in the second quarter of 1996. At present, newsprint is generally purchased from eight suppliers. In addition, Providence Journal-Bulletin and The Press-Enterprise purchased approximately 35 percent and 70 percent, respectively, of their newsprint from other suppliers under pre-existing contracts. These contracts provide for certain minimum purchases per year at rates commonly available throughout the region. Management believes its sources of newsprint, along with alternate sources that are available, are adequate for its current needs.

                                   COMPETITION

     The success of broadcast operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. The Company's television broadcast stations compete for advertising revenues directly with other media such as newspapers (including those owned and operated by the Company), other television stations, direct satellite distribution, radio stations, cable television systems, outdoor advertising, magazines and direct mail advertising.

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

     Each of the Company's daily newspapers compete for advertising with television and radio stations (including television stations owned and operated by the Company in overlapping markets), magazines, direct mail, cable television, direct satellite distribution, outdoor advertising and other newspapers. The Dallas Morning News' primary competitor in certain smaller cities located between Dallas and Fort Worth is the Fort Worth Star-Telegram. The Providence Journal-Bulletin and The Press-Enterprise each have five competing daily newspapers in the Rhode Island and Riverside County markets, respectively.

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

     Prior to the passage of the 1996 Act, television broadcast licenses were granted for a period of five years. Renewal applications were granted without a hearing if there were no competing applications or issues raised by petitioners to deny such applications that would cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required. Under the 1996 Act, the statutory restriction on the length of a broadcast term was amended to allow the FCC to grant broadcast licenses for terms of up to eight years. In January 1997, the FCC adopted specific procedures to extend broadcast license terms to the eight-year limit. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Act or the FCC's rules and regulations by the licensee; and (3) there have been no other violations of either the Act or the FCC's rules and regulations by the licensee which, taken together, constitute a pattern of abuse. In making its determination, the FCC cannot consider whether the public interest would be better served by a party other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

     An application for renewal of the broadcast license for KMOV, which expired on February 1, 1998, is pending before the FCC. The station's licenses are, by statute, continued in effect pending action on the renewal application. The current license expiration dates for each of the Company's other broadcast stations are as follows: KOTV, June 1, 1998; KENS, August 1, 1998; KHOU, August 1, 1998; WFAA, August 1, 1998; KASA, October 1, 1998; KMSB, October 1, 1998; KTVB, October 1, 1998; KXTV, December 1, 1998; KGW, February 1, 1999; KHNL, February 1, 1999; KING, February 1, 1999; KREM, February 1, 1999; WVEC, October 1, 2004; WCNC, December 1, 2004; WWL, June 1, 2005; and WHAS, August 1, 2005.

     FCC ownership rules, as modified pursuant to the 1996 Act, limit the aggregate audience reach of television broadcast stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 35 percent of the total national audience. FCC rules also place certain limits on common ownership, operation and control of, or cognizable interests or voting power in, (a) broadcast stations serving the same area, (b) broadcast stations and daily newspapers serving the same area and (c) television broadcast stations and cable systems serving the same area.

     The 1996 Act left in place the FCC rule which prohibits common ownership of two television stations serving the same area, but directed the Commission to conduct a rulemaking proceeding to determine whether the restriction should be eliminated or modified. In addition, the 1996 Act eliminated a statutory prohibition against common ownership of television broadcast stations and cable systems serving the same area, but left the FCC rule in place. The 1996 Act stipulates that the FCC should not consider the repeal of this statutory ban in any review of its applicable rules. The 1996 Act also left in place the FCC rule which prohibits common ownership of a broadcast station and a daily newspaper serving the same area, but required the Commission to review this and all other cross-ownership rules biennially, beginning in 1998, to determine if they remain necessary. The FCC recently announced the beginning of the biennial review process, which will also include a review of a broad range of other rules affecting broadcasters.

     The Company's ownership of The Dallas Morning News and WFAA, which are both located in the Dallas-Fort Worth area, predates the adoption of the FCC's rules regarding newspaper/broadcast cross-ownership and was "grandfathered" by the FCC.

     The FCC ownership rules affect the number, type and location of newspaper, broadcast and cable television properties that the Company might acquire in the future. For example, under current FCC rules, the Company generally could not acquire any daily newspaper, broadcast or cable television properties in a market in which it now owns or has an interest deemed attributable under FCC rules in a television station. However, the FCC's rules and policies (as modified by the 1996 Act) provide that waivers of these restrictions generally would be available to permit the Company's acquisition of radio stations in any of the markets in which the Company currently owns television stations (other than Tulsa) or of "satellite" television stations located within a parent station's Grade B service contour which rebroadcasts all or most of the parent station's programming.

     The FCC has instituted proceedings looking toward possible relaxation of certain of its rules regulating television station ownership and changes in the standards used to determine what type of interests are considered to be attributable under its rules. For example, the FCC has initiated proceedings looking toward possible relaxation of its rules regulating the common ownership of two television stations. In addition, other parties have challenged the newspaper-television cross-ownership prohibition in court and in petitions to the FCC, and legislation to repeal that prohibition has been introduced in the
U. S. Senate.

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

     The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The Commission recently adopted stricter children's programming requirements, including a requirement that broadcasters provide a minimum of three hours of "core" children's educational programming per week.

     The FCC also has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems and requiring mid-license term review of television stations' equal employment opportunity practices. In March 1997, the Supreme Court upheld a statutory provision requiring cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Moreover, the 1992 Cable Act was amended in certain important respects by the 1996 Act. Most notably, the 1996 Act repealed the cross-ownership ban between cable and telephone entities and the FCC's video dial tone rules. These provisions, among others, foreshadow the possibility of significant future involvement by telephone companies in providing video services.

     In April 1997, the FCC adopted rules for implementing digital television ("DTV") service in the United States. Implementation of DTV will improve the technical quality of television signals received by viewers and will give television broadcasters the flexibility to provide new services, including high-definition television or multiple programs of standard definition television and data transmission.

     Under the FCC's recently adopted rules, all broadcasters who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station will be assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all network affiliates in the 10 largest markets must be on the air with a digital signal by May 1, 1999. (Twenty-four stations in the top 10 markets, however, including WFAA, have voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998.) Affiliates in the top 30 markets must be transmitting digital signals by November 1999 and all other commercial broadcasters must follow suit by 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum. It is likely that some of the vacated spectrum will be allocated to public safety, while the remainder will be auctioned for use by other telecommunication services.

     The FCC hopes to complete the full transition to DTV by 2006. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, among other factors, may cause delays in this transition. The FCC is currently considering a rule which would set strict time limits within which local zoning authorities must act on zoning petitions by local television stations. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

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

                                   EMPLOYEES

     As of December 31, 1997, the Company had 6,760 full-time employees. The Company has 966 employees who are represented by various employee unions. The majority of these employees are located in Providence, Rhode Island, with the remaining union employees working at various broadcast television stations. The Company believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     At December 31, 1997, the Company owned broadcast operating facilities in the following U. S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING); Sacramento, California (KXTV); Portland, Oregon
(KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); Hampton-Norfolk, Virginia (WVEC); New Orleans, Louisiana (WWL); Albuquerque, New Mexico (KASA); Louisville, Kentucky (WHAS); Tulsa, Oklahoma (KOTV); Spokane, Washington (KREM); Tucson, Arizona (KMSB); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri and KHNL in Honolulu, Hawaii. Four of the Company's broadcast facilities use broadcast towers that are jointly owned with another network-affiliated television station in the same market (WFAA, KXTV, KENS and KOTV). The broadcast towers associated with the Company's other television stations are wholly owned by the Company.

     The Company leases a facility in Washington, D.C. that is used by its broadcasting and publishing operations for the gathering and distribution of news from the nation's capital. This facility includes a broadcast studio as well as general office space.

     The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas in which eight high-speed offset presses are housed to print The Dallas Morning News. Certain other operations of The Dallas Morning News are housed in a Company-owned five-story building in downtown Dallas, which is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

     The Company also owns and operates a newspaper printing facility in Providence, Rhode Island, in which three high-speed flexographic presses are housed to print the Providence Journal-Bulletin. The remainder of the Providence Journal-Bulletin's operations is housed in an historic Company-owned five-story building in downtown Providence. This facility is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

     The Company owns and operates a newspaper publishing facility, a commercial printing facility and various other properties in southern California. The newspaper publishing facility is located in downtown Riverside, California and is equipped with three high-speed offset presses to print The Press-Enterprise. This facility also contains computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

     The Company owns other newspaper production facilities in Owensboro and Henderson, Kentucky and Bryan-College Station, Texas.

     The Company's corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices located in downtown Dallas in a 17-story office building owned by the Company.

     All of the foregoing operations have additional leasehold and other interests that are used in their respective activities. The Company believes its properties are in satisfactory condition and are well maintained, and that such properties are adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

     There are legal proceedings pending against the Company, including a number of actions for alleged libel and slander. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the consolidated results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's authorized common equity consists of 150,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except that Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder, and Series B shares are convertible at any time on a one-for-one basis into Series A shares. Shares of the Company's Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. The Company has also issued certain Preferred Stock Purchase Rights that accompany the outstanding shares of the Company's Common Stock. See Note 8 of the Notes to Consolidated Financial Statements.

     The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years.

----------------------------------------------------------------------------------------
                                 HIGH            LOW            CLOSE        DIVIDENDS
----------------------------------------------------------------------------------------
1997     Fourth Quarter        $56 1/8         $45           $56 1/8           $.11
         Third Quarter         $51 1/4         $41 1/16      $48 1/2           $.11
         Second Quarter        $43             $34 1/8       $41 5/8           $.11
         First Quarter         $39 1/2         $33 1/4       $36 7/8           $.11
----------------------------------------------------------------------------------------
1996     Fourth Quarter        $40             $33 3/4       $34 7/8           $.11
         Third Quarter         $41 3/4         $33 5/8       $34 1/2           $.11
         Second Quarter        $39 7/8         $32 5/8       $37 1/4           $.11
         First Quarter         $37 3/8         $31           $34               $.08
----------------------------------------------------------------------------------------

     On January 30, 1998, the closing price for the Company's Series A Common Stock, as reported on the New York Stock Exchange, was $53 11/16. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 870 and 492, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company for each of the five years in the period ending December 31, 1997. For a more complete understanding of this selected financial data, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data," including the Notes thereto.

---------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts            1997              1996              1995              1994              1993
---------------------------------------------------------------------------------------------------------------------------------
Broadcasting revenues (a)                     $  536,737        $  333,396        $  322,642        $  258,040        $  209,083
Newspaper publishing revenues (b)                693,777           487,242           409,099           369,366           335,651
Other (c)                                         17,867             3,670             3,602               719               101
---------------------------------------------------------------------------------------------------------------------------------
Net operating revenues                        $1,248,381        $  824,308        $  735,343        $  628,125        $  544,835
                                              ==========        ==========        ==========        ==========        ==========
Net earnings (d)                              $   82,972        $   87,505        $   66,576        $   68,867        $   51,077
                                              ==========        ==========        ==========        ==========        ==========

Per share amounts (e):
   Basic earnings per share                   $     1.43        $     2.14        $     1.71        $     1.73        $     1.28
   Diluted earnings per share                 $     1.42        $     2.11        $     1.68        $     1.70        $     1.26
   Cash dividends declared                    $      .44        $      .41        $     .315        $      .30        $      .28

Other data:
   Segment operating cash flow (f):
      Broadcasting                            $  216,654        $  122,837        $  121,716        $  106,396        $   83,356
      Newspaper publishing                    $  206,440        $  128,118        $   90,915        $   87,284        $   61,667
   Segment operating cash flow margins:
      Broadcasting                                  40.4%             36.8%             37.7%             41.2%             39.9%
      Newspaper publishing                          29.8%             26.3%             22.2%             23.6%             18.4%
---------------------------------------------------------------------------------------------------------------------------------
Total assets (a) (b)                          $3,622,954        $1,224,072        $1,154,022        $  913,791        $  796,156
Long-term debt (g)                            $1,614,045        $  631,857        $  557,400        $  330,400        $  277,400
---------------------------------------------------------------------------------------------------------------------------------

(a) The Company purchased WWL in June 1994, KIRO in February 1995, nine television stations as part of the PJC acquisition in February 1997 and KENS in October 1997. KMOV was acquired in exchange for KIRO in June 1997.
(b) The Company purchased The Eagle in December 1995, the Messenger-Inquirer in January 1996, the Providence Journal-Bulletin in February 1997, The Gleaner in March 1997, and increased its ownership in The Press-Enterprise to 100 percent in July 1997.
(c) "Other" includes revenues associated with the Company's television production subsidiary and a programming distribution partnership. The Company sold its interest in the partnership in February 1996. Beginning in March 1997, "Other" also includes certain cable news operations, a cable network and electronic media assets acquired in connection with the PJC transaction. The cable network was subsequently disposed of and its operations are excluded effective July 1, 1997.
(d) Net earnings for 1993 include an increase of $6,599 (16 cents per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(e) In accordance with FAS No. 128, basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, while diluted EPS assumes the conversion of all dilutive securities. All periods presented have been restated to reflect the retroactive application of FAS No. 128.
(f) Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Operating cash flow for "Other" and "Corporate" are not included herein. See Note 12 of Notes to Consolidated Financial Statements.
(g) Long-term debt increased in 1997 as the Company borrowed $1,100,545 to finance various acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is an owner and operator of 17 network-affiliated television stations and an established publisher of six daily newspapers. The following table sets forth the Company's major media assets by segment as of December 31, 1997:


--------------------------- ------------------ -------------- ------------- -------------- ----------------------------
BROADCASTING
--------------------------- ------------------ -------------- ------------- -------------- ----------------------------
                                                                NETWORK
          MARKET             MARKET RANK (a)      STATION     AFFILIATION      STATUS               ACQUIRED
--------------------------- ------------------ -------------- ------------- -------------- ----------------------------
Dallas-Fort Worth                   8              WFAA           ABC           Owned              March 1950
Houston                            11              KHOU           CBS           Owned             February 1984
Seattle-Tacoma                     12              KING           NBC           Owned             February 1997
Seattle-Tacoma                     12              KONG           IND            LMA            February 1997(b)
Sacramento                         20              KXTV           ABC           Owned             February 1984
St. Louis                          21              KMOV           CBS           Owned               June 1997
Portland                           24               KGW           NBC           Owned             February 1997
Charlotte                          28              WCNC           NBC           Owned             February 1997
San Antonio                        38              KENS           CBS           Owned             October 1997
Hampton-Norfolk                    39              WVEC           ABC           Owned             February 1984
New Orleans                        41               WWL           CBS           Owned               June 1994
Albuquerque                        48              KASA           FOX           Owned             February 1997
Louisville                         50              WHAS           ABC           Owned             February 1997
Tulsa                              58              KOTV           CBS           Owned             February 1984
Honolulu                           71              KHNL           NBC           Owned             February 1997
Honolulu                           71              KFVE           UPN            LMA              February 1997
Spokane                            73              KREM           CBS           Owned             February 1997
Spokane                            73              KSKN           UPN            LMA              February 1997
Tucson                             78              KMSB           FOX           Owned             February 1997
Tucson                             78              KTTU           UPN            LMA              February 1997
Boise                              125             KTVB           NBC           Owned             February 1997
--------------------------- ------------------ -------------- ------------- -------------- ----------------------------

------------------------------------ ------------------------------ ------------------ --------------- ----------------
NEWSPAPER PUBLISHING
------------------------------------ ------------------------------ ------------------ --------------- ----------------
                                                                                           DAILY           SUNDAY
             NEWSPAPER                         LOCATION                 ACQUIRED       CIRCULATION(d)  CIRCULATION(d)
------------------------------------ ------------------------------ ------------------ --------------- ----------------
The Dallas Morning News                       Dallas, TX                   (c)            517,215          789,004
Providence Journal-Bulletin                 Providence, RI            February 1997       170,292          242,755
The Press-Enterprise                         Riverside, CA              July 1997         162,551          170,478
Messenger-Inquirer                           Owensboro, KY            January 1996         31,754           34,657
The Eagle                              Bryan-College Station, TX      December 1995        21,939           27,358
The Gleaner                                  Henderson, KY             March 1997          11,247           13,476
------------------------------------ ------------------------------ ------------------ --------------- ----------------

---------------------------------- ------------------------------------------------------------------------------------
OTHER
---------------------------------- ------------------------------------------------------------------------------------
             COMPANY                                                   DESCRIPTION
---------------------------------- ------------------------------------------------------------------------------------
Belo Productions, Inc.             Produces television programming
Northwest Cable News               Cable news network distributed to approximately 2 million homes in the
                                   Pacific Northwest
Dallasnews.com                     Web site featuring daily content from The Dallas Morning News
Projo.com                          Web site featuring daily content from the Providence Journal-Bulletin
---------------------------------- ------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 211 generally recognized DMAs in the United States, based on November 1997 Nielsen estimates.
(b) The KONG local marketing agreement ("LMA") license was acquired in connection with the February 1997 acquisition of PJC; however, operations of KONG did not commence until July 1997.
(c)  The first issue of The Dallas Morning News was published October 1, 1885.
(d) Average paid circulation for the six months ending September 30, 1997, according to the Audit Bureau of Circulation's FAS-FAX report.

     The Company depends on advertising as its principal source of revenues. As a result, the Company's operations are sensitive to changes in the economy, particularly in the Dallas-Fort Worth metropolitan area, where two of its largest properties are located. The Company also derives revenues, to a much lesser extent, from the sale of newspapers and from compensation paid by the networks to its television stations for broadcasting network programming.

     All references herein to broadcast operating cash flow or newspaper publishing operating cash flow refer to segment earnings from operations plus depreciation and amortization, as defined in Item 6. "Selected Financial Data." Operating cash flow as defined should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures or other financial items, together with the Year 2000 impact and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, uncertainties and factors include, but are not limited to, changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K.


                              RESULTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

1997 COMPARED TO 1996

     Results for 1997 include the results of operations of the companies acquired during 1997, as follows: The Providence Journal Company ("PJC") beginning March 1, 1997; The Gleaner, a daily newspaper serving Henderson, Kentucky, effective April 1, 1997; The Press-Enterprise, a daily newspaper serving Riverside, California, beginning August 1, 1997; the effect of the KIRO/KMOV exchange, which closed on June 2, 1997; and KENS-TV in San Antonio, Texas, beginning October 15, 1997. Results also include the operations of the Television Food Network ("TVFN") through June 30, 1997, at which time plans were initiated to divest the Company's ownership interest in TVFN. The Company acquired its interest in TVFN through the PJC acquisition.

Consolidated results

     The Company recorded net earnings for 1997 of $82,972 or $1.42 per share, compared to $87,505 or $2.11 per share in 1996. Results for 1996 included a net gain of $3,895 (6 cents per share) on the sale of Maxam Entertainment, a programming distribution partnership, to CBS. Net earnings and earnings per share for 1997 have been diluted by the amortization of intangibles, increased interest expense and an increase in shares outstanding as a result of the Company's acquisitions during 1997 as described above.

     Depreciation and amortization expense in 1997 was $134,993 compared to $65,183 in 1996. The majority of the current year increase is due to the PJC acquisition in February. Amortization of intangibles associated with PJC was approximately $39,024 for the year while additional depreciation expense due to the step-up in fixed asset basis was $4,729 in 1997.

     Interest expense for 1997 was $90,778 compared to $27,643 in 1996. Total borrowings for current year acquisitions were $1,100,545, a significant portion of which related to the PJC acquisition. Also contributing to the increase in 1997 interest expense was the additional debt associated with fourth quarter 1996 share repurchases of $306,146. In addition, during 1997 the Company converted $1 billion in revolving debt to fixed-rate debt to reduce the Company's exposure to interest rate risk. As a result, weighted average interest rates for 1997 increased to 6.6 percent from 5.7 percent in 1996.

     The effective tax rate for 1997 was 46.2 percent compared to 39.2 percent in 1996. The increase in the effective rate in 1997 was due primarily to the amortization of nondeductible goodwill and higher state taxes, both of which were a result of the PJC acquisition.

Segment results of operations

     To enhance comparability of the Company's segment results of operations for the years ended December 31, 1997 and 1996, certain information below is presented on an "as adjusted" basis and includes the acquisitions of PJC, The Gleaner, The Press-Enterprise, and KENS-TV and reflects the KIRO/KMOV exchange as though each had occurred at the beginning of the respective periods presented. The "as adjusted" amounts exclude TVFN, which was acquired from PJC but subsequently disposed of in connection with the KENS acquisition.


                                          As Adjusted                                As Reported
                              ------------------------------------     ----------------------------------------
Year ended December 31,          1997        1996      % change           1997          1996        % change
----------------------------- ----------- ----------- ------------ --- ------------ ------------- -------------
Net Operating Revenues:
     Broadcasting               $580,908    $560,759         3.6%         $536,737      $333,396         61.0%
     Newspaper publishing        769,972     718,085         7.2%          693,777       487,242         42.4%
     Other                         9,926       6,650        49.3%           17,867         3,670             *

Operating Cash Flow:
     Broadcasting               $235,375    $226,044         4.1%         $216,654      $122,837         76.4%
     Newspaper publishing        219,591     165,277        32.9%          206,440       128,118         61.1%
     Other                       (4,159)     (4,670)        10.9%          (9,214)       (1,038)             *
----------------------------- ----------- ----------- ------------ --- ------------ ------------- -------------

*Not meaningful.

The discussion that follows compares segment operations on an "as adjusted" basis only.

Broadcasting

     Broadcasting revenues in 1997 of $580,908 were $20,149 higher than 1996 broadcasting revenues of $560,759, an increase of 3.6 percent. Local and national spot revenues combined for an increase of $41,011 while political advertising revenues were down $24,636 compared to the prior year.

     Local revenues were 8.4 percent higher in 1997 compared to 1996, with increases in each of Belo's television markets with the exception of New Orleans and Honolulu, where local economic conditions were generally unfavorable throughout 1997. Of the 15 stations recording local revenue increases, 13 had increases of 5 percent or more and six were up 10 percent or more. The largest local revenue increases were in Seattle, Dallas, Houston, St. Louis, Sacramento, Portland and Louisville, due largely to strong ratings, market growth and substantial automotive advertising.

     National revenues in 1997 were 9.1 percent higher than 1996 revenues, with 10 of Belo's television stations recording increases ranging from 8.1 percent to
22.6 percent. The most significant growth in national revenues occurred in the Dallas, Seattle, Portland, Houston, St. Louis and San Antonio markets. Much of this growth was due to automotive, communications and financial advertising.

     Political revenues in 1997 decreased significantly from those in 1996, a Presidential election year that also included Senate races in Texas and California and several local and state political issues.

     Belo's broadcasting division is comprised of six CBS affiliates, five NBC affiliates, four ABC affiliates and two FOX stations. Additionally, the top three Belo stations are each associated with a different national network (ABC in Dallas, CBS in Houston and NBC in Seattle). This unique network balance allows Belo to have stable revenues despite variations in network performance, such as with prime-time programming and special events like the Olympics and the Superbowl. Year-to-year spot revenue increases by affiliate group were as follows: ABC, 6.1 percent; CBS, 1.1 percent; and NBC, 2.5 percent.

     Broadcast operating cash flow for 1997 was $235,375, an increase of 4.1 percent over 1996 operating cash flow of $226,044. Operating cash flow margins grew slightly to 40.5 percent in 1997 compared to 40.3 percent in 1996. Revenues increased 3.6 percent, while cash expenses increased 3.2 percent. Salaries, wages and employee benefits expense was up 4.3 percent due to a greater number of employees, normal merit increases and higher bonuses. Programming expenses were 3.6 percent higher in 1997 due to increased rates for certain first-run programming. These increases were offset by savings of 8 percent in advertising and promotion expense, due to several significant advertising campaigns in 1996 that were not repeated in 1997.

Newspaper publishing

     Newspaper publishing revenues increased 7.2 percent in 1997. Revenues were up at The Dallas Morning News ("TDMN") by 7.5 percent. Providence
Journal-Bulletin ("PJB") revenues improved 7.8 percent while The
Press-Enterprise ("P-E") revenues were up 6.7 percent. Advertising revenues comprised 84 percent of total 1997 newspaper publishing revenues while circulation contributed 13 percent. Commercial printing contributed most of the remainder.

     Newspaper advertising volume is measured in column inches. Volume for TDMN and PJB was as follows (in thousands):

                                                              TDMN                                  PJB
                                             ----------------------------------     ----------------------------------
     Years ended December 31,                        1997           1996                  1997              1996
-------------------------------------------- ----------------- ----------------     ---------------- -----------------
          Full-run ROP inches (1):
              Classified                            2,053           2,057                  548               527
              Retail                                1,485           1,435                  754               730
              General                                 327             296                   74                70
                                                    -----           -----                -----             -----
                    Total                           3,865           3,788                1,376             1,327
-------------------------------------------- ----------------- ----------------     ---------------- -----------------

          (1) Full-run ROP inches refers to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper. During the periods indicated above, TDMN ran more full-run ROP advertising than any other newspaper in the United States, according to Competitive Media Reporting.

     Classified advertising revenue at TDMN increased 11.2 percent despite relatively flat volumes, due to higher average rates. Employment advertising led the improvement in classified over last year with increases in both volume and rate, while automotive and real estate advertising had higher rates but lower volumes. Retail advertising at TDMN increased 7.7 percent due to a 3.5 percent increase in volume combined with a 4.1 percent increase in average rates. A 7.9 percent increase in general advertising revenue was driven by a 10.5 percent volume increase, primarily in the technology category, slightly offset by lower average rates. While year-to-year circulation volumes were relatively unchanged, circulation revenue at TDMN was down 3.4 percent due to changes in circulation mix between home delivery and single-copy sales.

     Advertising revenues at PJB increased 8.1 percent due to across-the-board rate increases effective January 1, 1997, PJB's first rate increases since October 1, 1995. Classified revenues in 1997 increased 12.5 percent over the prior year, due primarily to the rate increases in the employment and automotive categories. Volumes were also up 4 percent in classified advertising. Retail advertising revenues were 11.6 percent higher than last year, due to the higher rates and to a lesser extent, increased volumes of 3.3 percent. On average, retail rates were up 9.6 percent over last year. Contributing to the volume gains in 1997 were improvements in automotive and telecommunication advertising and gains from a new monthly Health & Fitness section. General advertising revenue was down slightly from last year as airline advertising, which was significant in 1996 due to the opening of a new airport in Providence, was replaced in 1997 by lower-rate automotive advertising. Circulation revenue for PJB was up slightly due to increases in Sunday prices in February 1996 and daily home delivery prices in January 1997, which were offset by volume declines of 1 percent and 2.4 percent for daily and Sunday, respectively.

     The majority of P-E's 1997 revenue improvement over 1996 was attributable to classified advertising, which was up 11.8 percent due to higher rates, offset somewhat by a reduction in volume. Circulation revenues for P-E were up 2.6 percent due to both rate and volume increases over last year.

     Operating cash flow for newspaper publishing was $219,591 in 1997 and $165,277 in 1996, resulting in operating cash flow margins of 28.5 percent and 23 percent, respectively. The 32.9 percent increase in operating cash flow and corresponding improvement in operating cash flow margin were due to the 7.2 percent increase in revenues while cash expenses were substantially unchanged. Newsprint, ink and other supplies expense was 13.5 percent lower than last year, due primarily to lower prices for newsprint, offset somewhat by increased consumption. Salaries, wages and employee benefits expense in 1997 was 4 percent higher due to a greater number of employees and merit increases. Other operating expenses were up 10.5 percent over last year due to increases in distribution expenses, outside services, features and news services, solicitation fees, advertising and promotion, and bad debt expense.


1996 COMPARED TO 1995

Consolidated results

     The Company recorded 1996 net earnings of $87,505 or $2.11 per share, compared to $66,576 or $1.68 per share in 1995. Excluding non-recurring items in both periods, adjusted earnings per share were $2.05 for 1996 compared to $1.66 in 1995.

     Depreciation and amortization expense for 1996 was $65,183 compared to $59,447 in 1995. Expense was higher in 1996 due to the full-year effect of amortization of goodwill and intangibles and depreciation expense associated with the acquisitions of KIRO-TV in February 1995, The Eagle in December 1995 and the Messenger-Inquirer in January 1996.

     Interest expense in 1996 was $27,643 compared to $29,987 in 1995. The decrease in interest expense was primarily due to lower average rates, which were approximately 5.7 percent for 1996 compared to 6.3 percent in 1995. Average debt outstanding for the year was slightly lower than in 1995 as well. Belo used the proceeds from its May 1996 equity offering to retire approximately $198,500 in revolving debt. However, borrowings increased substantially during the fourth quarter of 1996 as Belo purchased 8,321,700 shares of treasury stock for an aggregate purchase price of $306,146.

     The effective tax rates for 1996 and 1995 of 39.2 percent and 40 percent, respectively, were substantially unchanged.

Broadcasting

     Broadcast revenues in 1996 were $333,396, an increase of 3.3 percent over 1995 revenues of $322,642. Results for 1995 included only 11 months of revenue for KIRO-TV, which was purchased on February 1, 1995. On a same-station basis, 1996 revenues increased 2.5 percent over 1995.

     The increase in 1996 broadcast revenues over the prior year was primarily due to political advertising associated with the Presidential election, Senate races in Texas and California and issues advertising. Local advertising revenues also improved over 1995 due primarily to a contract between the Seattle Mariners and UPN affiliate KIRO. Both local and national revenues were up at WWL in New Orleans, as advertisers favored this long-established market leader when other stations in the New Orleans market switched network affiliations in the first part of 1996. These increases in revenues were offset by declining national advertising. Stiff competition from NBC's prime-time lineup and Olympics programming, as well as weak national sales in Dallas and Houston, combined for decreased national revenues of 2.7 percent.

     Broadcast operating cash flow for 1996 was $122,837, up slightly from 1995 operating cash flow of $121,716. Operating cash flow margins were 36.8 percent in 1996 and 37.7 percent in 1995. Excluding the effect of KIRO in January of 1996, earnings from operations and margins improved only slightly. Salaries, wages and employee benefits increased 7.1 percent (5.5 percent on a same-station basis) due primarily to a greater number of employees, merit increases and overtime associated with election coverage. Programming expense in 1996 was also up significantly, due to the Seattle Mariners contract and more syndicated programming at KIRO. Programming costs also increased slightly at other stations for certain syndicated programming. These increases were partially offset by the elimination of a weekly news show in Dallas and the cancellation of the Oakland A's contract in Sacramento.

Newspaper publishing

     In 1996, newspaper publishing revenues represented 59.1 percent of total revenues, compared to 55.6 percent in 1995. The increased contribution to total revenues was partly due to the acquisitions of The Eagle in December 1995 and the Messenger-Inquirer in January 1996. In addition, the Company's principal newspaper, TDMN, had a revenue increase of nearly 13 percent over 1995. Advertising revenues accounted for approximately 87 percent of publishing revenues, while circulation revenues represented approximately 11 percent. Other publishing revenues, primarily commercial printing, contributed the remainder.

     Newspaper advertising volume for TDMN was as follows:

         ------------------------------ -------------------------------------- -----------------------------
         Years ended December 31,                       1996                               1995
         ------------------------------ -------------------------------------- -----------------------------
         Full-run ROP inches:
              Classified                                2,057                             2,125
              Retail                                    1,435                             1,429
              General                                     296                               254
                                                       ------                            ------
                   Total                                3,788                             3,808

         ------------------------------ -------------------------------------- -----------------------------

     Revenues from newspaper publishing in 1996 were $487,242, an increase of
19.1 percent over 1995 revenues of $409,099. Excluding the effect of the recently acquired newspapers, revenues increased 12.4 percent. The full year effect of two advertising rate increases in 1995, combined with additional rate increases in January 1996, contributed the majority of the year-over-year revenue improvement at TDMN. The rate increases were implemented in response to escalating newsprint prices throughout 1995 and in the first quarter of 1996. Classified advertising linage fell 3.2 percent as a result of the rate increases, which were higher in classified than in other advertising categories. Retail advertising volume was relatively unchanged over last year, with additional grocery store ads offsetting declines in department store advertising. General advertising linage improved 16.5 percent despite the higher rates, with significant gains in the technology and automotive categories. TDMN's preprint, total market coverage ("TMC") and other advertising revenues increased 7.8 percent, primarily due to more TMC participation. Circulation revenues were up nearly 10 percent over last year due to an October 1995 increase in the daily single-copy rate from $.25 to $.50 and a February 1996 increase in the home delivery rate. Circulation volumes declined slightly from 534,197 in 1995 to 513,099 in 1996 for daily and from 800,147 in 1995 to 785,934 in 1996 for Sunday delivery due primarily to these rate increases.

     Newspaper publishing operating cash flow for 1996 was $128,118 compared to $90,915 in 1995, an increase of 40.9 percent. Excluding the effect of the newspaper acquisitions, operating cash flow increased 32.1 percent. The operating cash flow margin for 1996 of 26.3 percent (26.1 percent without the new newspapers) improved over the 1995 operating cash flow margin of 22.2 percent due to a combination of factors. While revenues increased 19.1 percent, expenses increased only 13.3 percent. Other production, distribution and operating expenses at TDMN were up the most compared to last year, due to higher TMC distribution expenses, transportation costs, advertising and promotion and outside services associated with election coverage, research and temporary help. Salaries, wages and employee benefits were also higher than last year due to more employees and higher performance bonuses. Newsprint, ink and other supplies expense was up 6.5 percent (3.6 percent excluding the new newspapers) over last year due to higher cost per ton, offset somewhat by lower consumption due to decreased circulation. There have been significant fluctuations in newsprint prices in recent years. Prices began increasing in mid 1994 from a low of $413 per metric ton to a high of nearly $745 per metric ton in February 1996 before declining to approximately $510 per metric ton in December.

                         LIQUIDITY AND CAPITAL RESOURCES
                (dollars in thousands, except per share amounts)

     Long-term debt increased $982,188 from December 31, 1996 to December 31, 1997 due primarily to the purchase of PJC. Specifically, Belo paid $587,096 to shareholders of PJC, incurred approximately $100,000 in employee and transaction costs and assumed $200,000 of PJC's debt. Also in connection with the PJC acquisition, the Company issued 25,394,564 shares of Series A Common Stock. The Gleaner, P-E and KENS acquisitions also resulted in increases in long-term debt.

     Net cash provided by operations, bank borrowings and bond indebtedness are the Company's primary sources of liquidity. On an as reported basis, 1997 net cash provided by operations was $256,418, compared to $164,421 in 1996. The increase was due primarily to higher cash earnings (defined as net earnings plus depreciation and amortization) and timing of payments for income taxes resulting from acquisition related transactions, including taxes on the gain related to the disposal of TVFN. Other net working capital changes also resulted in slightly higher cash flow provided by operations, due mostly to the timing of cash payments and receipts. Net cash provided by operations was sufficient to fund capital expenditures and common stock dividends.

     During 1997, the Company issued $1 billion in fixed-rate debt securities as follows: $250,000 of 5-year 6-7/8% Senior Notes; $300,000 of 10-year 7-1/8%
Senior Notes; $200,000 of 30-year 7-3/4% Senior Debentures; and $250,000 of 30-year 7-1/4% Senior Debentures. The weighted average effective interest rate for these debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April 1997. The proceeds of the current year fixed-rate debt offerings were used to refinance variable-rate debt. Future issues of fixed-rate debt may also be used to refinance variable-rate debt in whole or in part.

     At December 31, 1997, the Company had a $1 billion five-year variable-rate revolving credit agreement with a syndicate of 27 banks led by The Chase Manhattan Bank, Bank of Tokyo-Mitsubishi, Ltd., Bank of America NT & SA, and NationsBank of Texas, N.A. under which borrowings were $570,000. This agreement had previously provided a credit line of $1.5 billion, but was renegotiated effective August 29, 1997. In addition, a $500,000 364-day credit facility was canceled during 1997. The Company had $18,000 of short-term unsecured notes outstanding at December 31, 1997. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

     The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. For the four quarters ended December 31, 1997, the Company's ratio of funded debt to pro forma operating cash flow, which is not to exceed 5.0, was 3.9. The Company's interest coverage ratio for the four quarters ended December 31, 1997 was 3.8 compared to a minimum coverage requirement of 2.5 times.

     At December 31, 1997, the Company had authority from the Board of Directors for the purchase of up to approximately 5,337,000 treasury shares. No treasury share purchases were made during 1997. All previously acquired treasury shares have been retired effective December 31, 1997.

     The Company paid dividends of $24,428 or 44 cents per share on Series A and Series B Common Stock outstanding during 1997, compared to $16,392 or 41 cents per share in 1996. The higher dividends in 1997 were due to a higher dividend rate and the shares issued in the PJC acquisition.

     During 1997, capital expenditures were $83,317 for additional production equipment and major building renovations at TDMN, a building and studio remodeling project at WFAA, broadcast equipment for each of the Company's other television stations and the purchase of new equipment for the Company's publishing operations. Total capital expenditures in 1998 are expected to be approximately $115,000, including around $30,000 for the conversion to digital television. Approximately one-half of the amount for digital television is expected to be spent at the Company's three largest stations in 1998. The remaining portion will be spent at smaller market stations to prepare for their conversion to digital television over the next several years. The Company expects to spend a total of approximately $150,000 (including the $30,000 to be expended in 1998) over the next five years to convert to digital television. Also included in 1998 is a capital investment of approximately $15,000 for a Texas cable news facility. The channel, which will combine the news gathering efforts of the Company's Dallas, Houston and San Antonio properties, is expected to be launched in January 1999.

     As of December 31, 1997, required future payments for capital projects in 1998 were $12,657. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

     The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.


                                  OTHER MATTERS

Year 2000

     Management has initiated an enterprise-wide evaluation to assess the ability of the Company's computer systems and applications to properly execute transactions in the Year 2000. The Company believes its Year 2000 issues will be mitigated by the implementation of previously planned system replacements, which are expected to be completed in the near term. Costs associated with these system replacements have been included in the Company's capital plan (see "Liquidity and Capital Resources"). The Company has also incurred expenses related to assessing exposures and modifying certain systems, which totaled $2,800 for the year ended December 31, 1997. The Company does not expect expenses related to Year 2000 over the next two years to be material.

     While the Company expects its Year 2000 projects to be completed on a timely basis, there can be no assurance that systems of third parties which the Company may rely upon will be timely converted, the impact of which cannot be determined at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company's strategy in managing its exposure to interest rate changes is to maintain a balance of fixed and variable-rate debt instruments. See Note 3 to the Consolidated Financial Statements for information concerning the contractual interest rates of the Company's debt. At December 31, 1997, the fair value of the Company's fixed-rate debt is estimated to be $1,024,515 using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. Such fair value exceeded the carrying value of fixed-rate debt at December 31, 1997 by $24,515.

     Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent change in interest rates and, on the Company's fixed-rate debt, amounts to $61,964 at December 31, 1997. The Company also had $588,000 in variable-rate debt outstanding at December 31, 1997. A hypothetical 10 percent change in interest rates underlying these borrowings would result in a $3,587 annual change in the Company's pre-tax earnings and cash flows.

     In addition to interest rate risk, the Company has exposure to changes in the price of newsprint. The average price of newsprint may rise as much as 13 to 14 percent in 1998, although future price changes cannot be predicted with certainty. The Company historically has managed such risk through a combination of rate increases and other expense reductions.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders," "Executive Officers of the Company" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation and Other Matters" and "Election of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference.


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

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

         3.8 Amended and Restated Bylaws of the Company, effective February 13, 1998

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above.

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

         4.6    Instruments defining rights of debt securities:

                (1)* Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "2nd Quarter 1997 Form 10-Q"))

EXHIBIT
NUMBER             DESCRIPTION

       (2) *   (a) $200 million 6-7/8% Senior Note due 2002 (Exhibit 4.6 (2)(a)
                   to the 2nd Quarter 1997 Form 10-Q)
           * (b) $50 million 6-7/8% Senior Note due 2002 (Exhibit 4.6 (2)(b) to the 2nd Quarter 1997 Form 10-Q)

       (3) *   (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6 (3)(a)
                   to the 2nd Quarter 1997 Form 10-Q)
           * (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6 (3)(b) to the 2nd Quarter 1997 Form 10-Q)

       (4) * $200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6 (4) to the 2nd Quarter 1997 Form 10-Q)

       (5) * Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6 (5) to the 2nd Quarter 1997 Form 10-Q)

       (6) *   (a) $200 million 7-1/4% Senior Debenture due 2027
                   (Exhibit 4.6 (6)(a) to the Company's Quarterly
                   Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "3rd Quarter 1997 Form
                   10-Q"))
           *   (b) $50 million 7-1/4% Senior Debenture due 2027
                   (Exhibit 4.6 (6) (b) to the 3rd Quarter 1997 Form 10-Q)

       (7) * Officer's Certificate dated September 26, 1997 establishing terms of debt securities pursuant to
               Section 3.1 of the Indenture (Exhibit 4.6 (7) to the 3rd Quarter 1997 Form 10-Q)

10.1   Contracts relating to television broadcasting:

       (1) * Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)

10.2   Financing agreements:

       (1) * Amended and Restated Credit Agreement (Five-year $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as Documentation Agent) (Exhibit 10.2 (1) to the 3rd Quarter 1997 Form 10-Q)

10.3   Compensatory plans:

      ~(1)     The A. H. Belo Corporation Employee Savings and Investment Plan:
               (a) The A. H. Belo Corporation Employee Savings and Investment
                   Plan Amended and Restated January 1, 1998
               (b) Restated Master Trust Agreement between the Company
                   and Fidelity Management Trust Company, as restated and dated March 13, 1998

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
      ~(2)     The A. H. Belo Corporation 1986 Long-Term Incentive Plan:
           * (a) The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3 (2) to the Company's Annual Report on Form 10-K dated March 10, 1997 (the "1996 Form 10-K"))
               (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
           *   (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                   (Exhibit 10.3(9) to the 1995 Form 10-K)

      ~(3) A. H. Belo Corporation 1995 Executive Compensation Plan as restated to incorporate amendments through December 4, 1997

      ~(4) *   Management Security Plan (Exhibit 10.3 (1) to the 1996 Form 10-K)

      ~(5)     A. H. Belo Corporation Supplemental Executive Retirement Plan:
           * (a) A. H. Belo Corporation Supplemental Executive Retirement Plan (Exhibit 10.3(27) to the Company's Annual Report on Form 10-K dated March 18, 1994 (the "1993 Form 10-K"))
           * (b) Trust Agreement dated February 28, 1994, between the Company and Mellon Bank, N.A. (Exhibit 10.3(28) to the 1993
                   Form 10-K)

     12   Ratio of Earnings to Fixed Charges

     21   Subsidiaries of the Company

     23   Consent of Ernst & Young  LLP

     27 Financial Data Schedule (filed electronically with the Securities and Exchange Commission)

     99 Unaudited Pro Forma Combined Condensed Statements of Earnings reflecting the acquisition of the Providence Journal Company and the exchange of Television Food Network for KENS-TV for the year ended December 31, 1997

(b)  Reports on Form 8-K.

     During the last quarter covered by this report, a report on Form 8-K/A was filed on October 30, 1997, containing information under Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" concerning the acquisition of KENS-TV and the disposition of TVFN.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         A. H. BELO CORPORATION


                                         By:  /s/
                                         -----------------------------------
                                              Robert W. Decherd
                                              Chairman of the Board, President
                                                 & Chief Executive Officer

                                         Dated: March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----

/s/                                               Chairman of the Board, President         March 18, 1998
------------------------------------              & Chief Executive Officer
Robert W. Decherd


/s/                                               Vice Chairman of the                     March 18, 1998
------------------------------------              Board and President,
Ward L. Huey, Jr.                                 Broadcast Division


/s/                                               Director, President, Publishing          March 18, 1998
------------------------------------              Division and Publisher,
Burl Osborne                                      The Dallas Morning News


/s/                                               Director                                 March 18, 1998
------------------------------------
John W. Bassett, Jr.

/s/                                               Director                                 March 18, 1998
------------------------------------
Henry P. Becton, Jr.

/s/                                               Director                                 March 18, 1998
------------------------------------
Fanchon M. Burnham

/s/                                               Director                                 March 18, 1998
------------------------------------
Judith L. Craven, M.D., M.P.H.

/s/                                               Director                                 March 18, 1998
------------------------------------
Roger A. Enrico

/s/                                               Director                                 March 18, 1998
------------------------------------
Peter B. Freeman

/s/                                               Director                                 March 18, 1998
------------------------------------
Stephen Hamblett

/s/                                               Director                                 March 18, 1998
------------------------------------
Dealey D. Herndon

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----

/s/                                               Director                                 March 18, 1998
------------------------------------
Lester A. Levy

/s/                                               Director                                 March 18, 1998
------------------------------------
Arturo Madrid, Ph.D.

/s/                                               Director and Former                      March 18, 1998
------------------------------------              Chairman of the Board
James M. Moroney, Jr.

/s/                                               Director                                 March 18, 1998
------------------------------------
Hugh G. Robinson

/s/                                               Director                                 March 18, 1998
------------------------------------
William T. Solomon

/s/                                               Director                                 March 18, 1998
------------------------------------
Thomas B. Walker, Jr.

/s/                                               Director                                 March 18, 1998
------------------------------------
J. McDonald Williams

/s/                                               Senior Corporate Vice President and      March 18, 1998
------------------------------------              Chief Financial Officer
Michael D. Perry

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                    /s/ERNST & YOUNG LLP






Dallas, Texas
January 26, 1998

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. BELO CORPORATION AND SUBSIDIARIES

                                                                                  Years ended December 31,
-------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                                       1997            1996         1995
-------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES (Note 2)
     Broadcasting                                                     $   536,737       $ 333,396       $322,642
     Newspaper publishing                                                 693,777         487,242        409,099
-------------------------------------------------------------------------------------------------------------------
     Other                                                                 17,867           3,670          3,602
-------------------------------------------------------------------------------------------------------------------
         Total net operating revenues                                   1,248,381         824,308        735,343

-------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits (Notes 5 and 6)                391,726         231,856        204,833
     Other production, distribution and operating costs (Note 7)          328,719         215,295        196,506
     Newsprint, ink and other supplies                                    152,141         146,325        137,994
     Depreciation                                                          73,089          45,408         42,270
     Amortization                                                          61,904          19,775         17,177

-------------------------------------------------------------------------------------------------------------------

         Total operating costs and expenses                             1,007,579         658,659        598,780

-------------------------------------------------------------------------------------------------------------------

              Earnings from operations                                    240,802         165,649        136,563
-------------------------------------------------------------------------------------------------------------------


OTHER INCOME AND EXPENSE
     Interest expense (Note 3)                                            (90,778)        (27,643)       (29,987)
     Other, net (Note 9)                                                    4,098           6,034          4,438

-------------------------------------------------------------------------------------------------------------------

         Total other income and expense                                   (86,680)        (21,609)       (25,549)
-------------------------------------------------------------------------------------------------------------------

EARNINGS
     Earnings before income taxes                                         154,122         144,040        111,014
     Income taxes (Note 4)                                                 71,150          56,535         44,438
-------------------------------------------------------------------------------------------------------------------

         Net earnings                                                  $   82,972      $   87,505      $  66,576
                                                                       =========================================


Net earnings per share (Note 10):
     Basic                                                                  $1.43           $2.14          $1.71
     Diluted                                                                $1.42           $2.11          $1.68

Weighted average shares outstanding (Note 10):
     Basic                                                                 57,846          40,890         39,033
     Diluted                                                               58,561          41,502         39,534














See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
A. H. BELO CORPORATION AND SUBSIDIARIES

ASSETS                                                                                           December 31,
-------------------------------------------------------------------------------------------------------------------
In thousands                                                                                 1997             1996
-------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and temporary cash investments                                                 $   11,852       $   13,829
   Accounts receivable (net of allowance of $8,314
      and $5,276 in 1997 and 1996, respectively)                                          220,297          129,976
   Inventories                                                                             20,356           13,873
   Deferred income taxes (Note 4)                                                          12,626            5,692
   Other current assets                                                                    11,865            8,555
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 276,996          171,925

Property, plant and equipment, at cost:
   Land                                                                                    70,710           27,468
   Buildings and improvements                                                             259,594          169,784
   Broadcast equipment                                                                    222,523          165,752
   Newspaper publishing equipment                                                         278,037          212,401
   Other                                                                                   92,222           61,025
   Advance payments on plant and equipment
      expenditures (Note 7)                                                                30,146           21,765
-------------------------------------------------------------------------------------------------------------------

Total property, plant and equipment                                                       953,232          658,195
   Less accumulated depreciation                                                          344,914          287,415
-------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                        608,318          370,780

Intangible assets, net (Note 2)                                                         2,626,953          582,248
Other assets  (Note 5)                                                                    110,687           99,119
-------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $3,622,954       $1,224,072
-------------------------------------------------------------------------------------------------------------------

A. H. BELO CORPORATION AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY                                                              December 31,
-------------------------------------------------------------------------------------------------------------------
In thousands, except share and per share data                                                1997             1996
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                    $   43,818       $   26,239
   Accrued compensation and benefits                                                       69,643           31,440
   Other accrued expenses                                                                  41,374           10,326
   Income taxes payable (Note 4)                                                           29,355            7,908
   Advance subscription payments                                                           18,327           10,557
   Accrued interest payable                                                                11,945            2,843
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                            214,462           89,313

Long-term debt (Note 3)                                                                 1,614,045          631,857
Deferred income taxes (Note 4)                                                            435,695          121,808
Other liabilities                                                                          32,748           10,611

Commitments and contingent liabilities (Note 7)

Shareholders' equity (Notes 6 and 8):
   Preferred stock, $1.00 par value.  Authorized
     5,000,000 shares; none issued.
   Common stock, $1.67 par value.  Authorized
     150,000,000 shares
         Series A:  Issued 52,998,586 and 35,404,850 shares
           at December 31, 1997 and 1996, respectively;                                    88,508           59,126
         Series B:  Issued 9,283,001 and 9,177,133 shares
           at December 31, 1997 and 1996, respectively.                                    15,503           15,326
   Additional paid-in capital                                                           1,015,345          302,737
   Retained earnings                                                                      207,420          301,316
-------------------------------------------------------------------------------------------------------------------

Total                                                                                   1,326,776          678,505
   Less cost of 8,321,700 shares of Series A treasury stock                                     -          306,146
   Less deferred compensation - restricted shares                                             772            1,876
-------------------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                                         1,326,004          370,483

-------------------------------------------------------------------------------------------------------------------

       Total liabilities and shareholders' equity                                      $3,622,954       $1,224,072
-------------------------------------------------------------------------------------------------------------------










See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
A. H. BELO CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
In thousands, except share and per share amounts                                  Three years ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                            COMMON STOCK
                                                                                            Additional
                                                 Shares         Shares                       Paid-in        Retained      Shares
                                                Series A       Series B        Amount        Capital        Earnings     Series A
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1994                  14,238,888      5,621,988    $    33,168    $   124,431    $   230,959            --

   Exercise of stock options                      405,448         18,590            708          8,674
   Change in restricted share valuation                                                            698
   Amortization of restricted shares
   Forfeiture of restricted shares                (27,905)                          (48)          (917)
   Tax benefit from long-term
         incentive plan                                                                          3,427
   Two-for-one stock split                     15,137,977      4,709,794         33,146        (32,618)                    (316,000)
   Purchase of treasury stock                                                                                            (1,546,848)
   Retirement of treasury stock                (1,862,848)                       (3,110)        (5,765)       (55,053)    1,862,848
   Net earnings                                                                                                66,576
   Cash dividends declared
         ($.315 per share)                                                                                    (12,279)
   Conversion of Series B
         to Series A                            1,070,193     (1,070,193)
------------------------------------------    -----------    -----------    -----------    -----------    -----------    ----------
BALANCE AT DECEMBER  31, 1995                  28,961,753      9,280,179    $    63,864    $    97,930    $   230,203            --

   Exercise of stock options                      498,302          2,360            835          9,098
   Change in restricted share valuation                                                              7
   Amortization of restricted shares
   Tax benefit from long-term
         incentive plan                                                                          3,589
   Employer's matching contribution to
         Savings and Investment Plan                              89,389            150          3,214
   Sale of stock                                5,750,000                         9,603        188,899
   Purchase of treasury stock                                                                                            (8,321,700)
   Net earnings                                                                                                87,505
   Cash dividends declared
         ($.41 per share)                                                                                     (16,392)
   Conversion of Series B
         to Series A                              194,795       (194,795)
------------------------------------------    -----------    -----------    -----------    -----------    -----------    ----------
BALANCE AT DECEMBER  31, 1996                  35,404,850      9,177,133    $    74,452    $   302,737    $   301,316    (8,321,700)

   Exercise of stock options                      416,446        110,239            880         11,046
   Stock issued in acquisition of PJC          25,394,564                        42,409        827,990
   Change in restricted share valuation                                                            672
   Amortization of restricted shares
   Tax benefit from long-term
         incentive plan                                                                          4,560
   Employer's matching contribution
        to Savings and Investment Plan                           100,055            167          4,005
   Adjustment to unrealized gains
        on available-for-sale securities,
         net of tax                                                                                             4,144
   Retirement of treasury stock                (8,321,700)                      (13,897)      (135,665)      (156,584)    8,321,700
   Net earnings                                                                                                82,972
   Cash dividends declared
         ($.44 per share)                                                                                     (24,428)
   Conversion of Series B
         to Series A                              104,426       (104,426)
------------------------------------------    -----------    -----------    -----------    -----------    -----------    ----------
BALANCE AT DECEMBER 31, 1997                   52,998,586      9,283,001    $   104,011    $ 1,015,345    $   207,420            --
------------------------------------------    -----------    -----------    -----------    -----------    -----------    ----------

-------------------------------------------------------------------------------------------
In thousands, except share and per share amounts
-------------------------------------------------------------------------------------------
                                TREASURY STOCK                    Deferred
                                                                Compensation-
                                                                 Restricted
                                                 Amount            Shares         Total
-------------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1994                 $        --       $    (6,023)   $   382,535

   Exercise of stock options                                                         9,382
   Change in restricted share valuation                                (698)            --
   Amortization of restricted shares                                  2,718          2,718
   Forfeiture of restricted shares                                      470           (495)
   Tax benefit from long-term
         incentive plan                                                              3,427
   Two-for-one stock split                           (528)                              --
   Purchase of treasury stock                     (63,400)                         (63,400)
   Retirement of treasury stock                    63,928                               --
   Net earnings                                                                     66,576
   Cash dividends declared
         ($.315 per share)                                                         (12,279)
   Conversion of Series B
         to Series A                                                                    --
------------------------------------------    -----------       -----------    -----------
BALANCE AT DECEMBER  31, 1995                 $        --       $    (3,533)   $   388,464

   Exercise of stock options                                                         9,933
   Change in restricted share valuation                                  (7)            --
   Amortization of restricted shares                                  1,664          1,664
   Tax benefit from long-term
         incentive plan                                                              3,589
   Employer's matching contribution to
         Savings and Investment Plan                                                 3,364
   Sale of stock                                                                   198,502
   Purchase of treasury stock                    (306,146)                        (306,146)
   Net earnings                                                                     87,505
   Cash dividends declared
         ($.41 per share)                                                          (16,392)
   Conversion of Series B
         to Series A                                                                    --
------------------------------------------    -----------       -----------    -----------
BALANCE AT DECEMBER  31, 1996                 $  (306,146)      $    (1,876)   $   370,483

   Exercise of stock options                                                        11,926
   Stock issued in acquisition of PJC                                              870,399
   Change in restricted share valuation                                (672)            --
   Amortization of restricted shares                                  1,776          1,776
   Tax benefit from long-term
         incentive plan                                                              4,560
   Employer's matching contribution
        to Savings and Investment Plan                                               4,172
   Adjustment to unrealized gains
        on available-for-sale securities,
         net of tax                                                                  4,144
   Retirement of treasury stock                   306,146                               --
   Net earnings                                                                     82,972
   Cash dividends declared
         ($.44 per share)                                                          (24,428)
   Conversion of Series B
         to Series A                                                                    --
------------------------------------------    -----------       -----------    -----------
BALANCE AT DECEMBER 31, 1997                  $        --       $      (772)   $ 1,326,004
------------------------------------------    -----------       -----------    -----------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. BELO CORPORATION AND SUBSIDIARIES

CASH PROVIDED (USED)                                                                 Years ended December 31,
-------------------------------------------------------------------------------------------------------------------
In thousands                                                              1997            1996            1995
-------------------------------------------------------------------------------------------------------------------

OPERATIONS
     Net earnings                                                 $       82,972    $      87,505    $       66,576
     Adjustments to reconcile net earnings to net cash
       provided by operations:
          Depreciation and amortization                                  134,993           65,183            59,447
          Deferred income taxes                                           (4,198)           6,610             6,823
          Other, net                                                       8,443            1,671            (3,807)
          Net change in current assets and liabilities:
             Accounts receivable                                         (21,244)         (11,867)          (19,732)
             Inventories and other current assets                         (3,859)           3,669           (12,918)
             Accounts payable                                              8,808           (1,003)            1,270
             Accrued compensation and benefits                             9,931            5,207            (2,043)
             Other accrued liabilities                                    12,735              785             2,796
             Income taxes payable                                         27,837            6,661            (1,811)

-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operations                                256,418          164,421            96,601
-------------------------------------------------------------------------------------------------------------------

INVESTMENTS
     Capital expenditures                                                (83,317)         (49,800)          (40,830)
     Acquisitions                                                       (946,259)         (74,091)         (217,428)
     Sale of investment                                                    3,045            3,750                 -
     Other, net                                                            1,124           (3,788)            4,506

-------------------------------------------------------------------------------------------------------------------
          Net cash used for investments                               (1,025,407)        (123,929)         (253,752)
-------------------------------------------------------------------------------------------------------------------

FINANCING
     Net proceeds from sale of stock                                           -          198,502                 -
     Borrowings for acquisitions                                       1,100,545           75,180           216,934
     Refinancing of Providence Journal debt                             (200,000)               -                 -
     Net proceeds from fixed-rate debt offerings                         989,994                -                 -
     Net proceeds from (payments on) revolving debt                   (1,111,025)            (586)           10,066
     Payments of dividends on stock                                      (24,428)         (16,392)          (12,279)
     Net proceeds from exercise of stock options                          11,926            9,933             9,382
     Purchase of treasury stock                                                -         (306,146)          (63,400)

-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing                      767,012          (39,509)          160,703
-------------------------------------------------------------------------------------------------------------------

             Net increase (decrease) in cash and
                temporary cash investments                                (1,977)             983             3,552
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of year                  13,829           12,846             9,294

Cash and temporary cash investments at end of year                $       11,852    $      13,829    $       12,846

-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES (Note 11)
-------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
A) Principles of Consolidation The consolidated financial statements include the accounts of A. H. Belo Corporation (the "Company" or "Belo") and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions.

         All dollar amounts are in thousands except per share amounts, unless otherwise indicated. Certain amounts for prior years have been reclassified to conform to the current year presentation.

B) Cash and Temporary Cash Investments The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C) Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $9,273, $5,647 and $5,888 in 1997, 1996 and 1995, respectively. Accounts written off during these years were $9,988, $4,535 and $5,683, respectively.

D) Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

E) Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

-------------------------------------------------------------
                                                    ESTIMATED
                                                 USEFUL LIVES
-------------------------------------------------------------
Buildings and improvements                         5-30 years
Broadcast equipment                                5-15 years
Newspaper publishing equipment                     5-20 years
Other                                              3-10 years
-------------------------------------------------------------

F) Intangible Assets, Net Intangible assets, net consists of excess cost over values assigned to tangible assets of purchased subsidiaries and is amortized primarily on a straight-line basis over 40 years. Accumulated amortization of intangible assets was $218,067 and $163,278 at December 31, 1997 and 1996, respectively. The carrying values of all intangible assets are periodically reviewed to determine whether impairment exists, and adjustments to net realizable value are made as needed. No such adjustments were required in 1997.

G) Other Assets The Company has classified its investments in equity securities with readily determinable fair values as available-for-sale. These equity securities are included in Other assets and are reported at fair value, with unrealized gains and losses excluded from income and reported as a component of shareholders' equity, net of tax.

H) Stock Options Stock options granted to employees are accounted for using the intrinsic value of the options granted. Because it is the Company's policy to grant stock options at the market price on the date of the grant, the intrinsic value is zero, and therefore no compensation expense is recorded.

I) Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 2:  ACQUISITIONS
--------------------------------------------------------------------------------

     On February 28, 1997, Belo completed the acquisition of The Providence Journal Company ("PJC") by issuing 25,394,564 shares of Series A Common Stock and paying $587,096 to former shareholders of PJC. Belo also incurred approximately $100,000 in employee and transaction costs and refinanced $200,000 of PJC debt. The acquisition has been accounted for as a purchase. The Company's consolidated financial results for the year ended December 31, 1997 include the operations of PJC since March 1, 1997 and exclude the results of the Company's interest in America's Health Network ("AHN"), a cable network acquired as part of the PJC transaction, but subsequently disposed of effective July 31, 1997. The results of the Television Food Network ("TVFN"), also acquired as part of the PJC transaction, are excluded effective July 1, 1997, as a result of the Company's decision in June to divest its interest in TVFN.

     The cost of the PJC acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This purchase price allocation resulted in goodwill and intangibles of $1,712,315, which includes $294,166 of deferred taxes based on book and tax basis differences of identifiable intangibles. Goodwill and intangibles arising from the purchase of PJC are being amortized on a straight-line basis over 40 years, except for the value assigned to the newspaper subscriber list, which is being amortized over 18 years.

     As a result of the PJC acquisition, the Company initially owned two television stations in the Seattle, Washington market (KIRO and KING). To comply with FCC regulations that required the Company to divest one of these stations, the Company completed an exchange of assets among multiple parties on June 2, 1997, whereby KIRO was exchanged for CBS affiliate KMOV-TV in St. Louis, Missouri. No gain was recorded on this exchange of like-kind assets.

     On July 25, 1997, the Company completed the acquisition of the Press-Enterprise Company ("P-E"), publisher of a daily newspaper serving Riverside County and the inland southern California area. The transaction has been accounted for as a purchase. The purchase price allocation, which is based upon the estimated fair market value of the net assets acquired, is still preliminary. The Company previously held a 38.45 percent interest in P-E.

     On October 15, 1997, Belo exchanged its partnership interest in TVFN and $75,000 in cash for CBS affiliate KENS-TV ("KENS") in San Antonio, Texas. The transaction was accounted for as a purchase. The purchase price allocation, which is based on the estimated fair market value of the net assets acquired, is still preliminary.

     The cash portion of each acquisition was financed through the Company's revolving credit facility, a portion of which was converted to fixed-rate debt during the current year. (See Note 3.)

     Following is a summary of the combined purchase price allocations for the current year acquisitions of PJC, P-E and KENS, based on the estimated fair market value of the assets acquired and liabilities assumed as of the dates of acquisition:

     -------------------------------------------------- ----------------
     Combined Purchase Price Allocation
     -------------------------------------------------- ----------------
     Current assets                                     $     109,774
     Property, plant and equipment                            252,180
     Goodwill and other intangible assets                   2,047,363
     Other assets                                              43,318
     Total liabilities, including deferred taxes             (640,528)
                                                        -------------
              Total                                     $   1,812,107
     -------------------------------------------------- ----------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     The pro forma financial results of operations below assume the PJC, P-E and KENS acquisitions, the KIRO/KMOV exchange and the disposition of TVFN were completed at the beginning of each of the periods presented and include adjustments for incremental interest costs, depreciation, amortization and taxes as they relate to the preliminary purchase price allocations of the transactions for the years ended December 31, 1997 and 1996:


-------------------------------------------- ----------------- -----------------
                                                    1997               1996
-------------------------------------------- ----------------- -----------------

Net operating revenues                           $1,360,233       $1,274,738
Net earnings from continuing operations(a)       $   83,910       $   50,730
Net earnings(b)                                  $   83,910       $   48,052
Net earnings per share                           $     1.34       $      .72

--------------------------------------------------------------------------------

                  (a) Net earnings from continuing operations for the year ended
                      December 31, 1997 include a pre-tax gain of $10,672 on the sale of an investment. Net earnings from continuing operations for the year ended December 31, 1996 include pre-tax charges for PJC stock-based compensation ($12,394) and PJC newspaper restructuring ($1,791). Both periods exclude the effect of AHN and TVFN.

                  (b) Net earnings for the year ended December 31, 1996 include an after-tax charge of $2,678 representing discontinued operations attributable to PJC's former cable operations.

     The pro forma financial information is provided for informational purposes only and is not necessarily representative of the operating results that would have occurred had the aforementioned transactions been completed as of the indicated dates, nor is it indicative of future operating results.


NOTE 3:  LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt consists of the following at December 31, 1997 and 1996:

----------------------------------------------------------------------------------
                                                           1997             1996
----------------------------------------------------------------------------------
6-7/8% Senior Notes Due June 1, 2002                   $   250,000    $          -
7-1/8% Senior Notes Due June 1, 2007                       300,000               -
7-3/4% Senior Debentures Due June 1, 2027                  200,000               -
7-1/4% Senior Debentures Due September 15, 2027            250,000               -
----------------------------------------------------------------------------------
     Fixed-rate debt                                     1,000,000               -
Revolving credit agreement, including
   short-term unsecured notes classified
   as long-term debt                                       588,000         615,800
Other                                                       26,045          16,057
----------------------------------------------------------------------------------

Total                                                   $1,614,045    $    631,857
----------------------------------------------------------------------------------

     The Company's long-term debt maturities for the five years following December 31, 1997 are $310 in 1998, $3,310 in 1999, $6,967 in 2000, $310 in 2001
and $838,310 in 2002. Of the amount due in the year 2002, $570,000 represents revolving debt and $18,000 represents short-term unsecured notes, which could be converted, at the Company's option, to revolving debt. Revolving debt is extendable for one year periods, but not beyond August 2004, at the request of the Company and with the consent of the participating banks.

     During 1997, the Company issued $1 billion in fixed-rate debt. The net proceeds from these debt offerings were used to retire debt previously outstanding under the Company's revolving credit facility. At December 31, 1997, the weighted average effective interest rate on the fixed-rate debt was 7.3 percent, and the fair value exceeded the carrying value by $24,515. The fair value was estimated using quoted market prices for those instruments publicly traded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

    At the end of 1997, the Company had a revolving credit facility for $1 billion. Loans under the revolving credit agreement bear interest at a rate based, at the option of the Company, on the banks' alternate base rate, certificate of deposit rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. At December 31, 1997 and 1996, the weighted average interest rates for borrowings under the revolving credit agreement were 6.1 percent and 5.7 percent, respectively. The agreement also provides for a facility fee of up to
0.15 percent on the total commitment. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. The carrying value of borrowings under the Company's revolving credit agreement approximates fair value.

     The revolving credit agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0, (2) a Funded Debt (excluding subordinated debt) to Pro Forma Operating Cash Flow ratio not exceeding 5.0 to 1.0, and (3) an Interest Coverage ratio of not less than 2.5 to 1.0, all as such terms are defined in the agreement. At December 31, 1997, the Company was in compliance with these requirements.

     During 1997, the Company used various short-term unsecured notes as an additional source of financing. The weighted average interest rate on this debt was 6.5 percent and 7.3 percent at December 31, 1997 and 1996, respectively. Due to the Company's intent to renew the short-term notes and its continued ability to refinance these borrowings on a long-term basis through its revolving credit agreement, $18,000 and $165,800 of short-term notes outstanding at December 31, 1997 and 1996, respectively, have been classified as long-term.

     In 1997, 1996 and 1995, the Company incurred interest costs of $91,288, $27,898 and $30,944, respectively, of which $510, $255 and $957, respectively, were capitalized as components of construction cost.

     At December 31, 1997, the Company had outstanding letters of credit of $31,557 issued in the ordinary course of business.

NOTE 4:  INCOME TAXES
--------------------------------------------------------------------------------

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

----------------------------------------------------------------------------------------------------------
                                                                   1997              1996           1995
----------------------------------------------------------------------------------------------------------
         Current
              Federal                                           $  56,792         $42,298          $32,094
              State                                                18,556           7,627            5,521
----------------------------------------------------------------------------------------------------------
                   Total current                                   75,348          49,925           37,615

         Deferred
              Federal                                               1,587           6,765            6,664
              State                                                (5,785)           (155)             159
----------------------------------------------------------------------------------------------------------
                   Total deferred                                  (4,198)          6,610            6,823

         Total tax expense                                      $  71,150         $56,535          $44,438
----------------------------------------------------------------------------------------------------------

         Effective tax rate                                          46.2%           39.2%            40.0%
----------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     Income tax provisions for the years ended December 31, 1997, 1996 and 1995 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

----------------------------------------------------------------------------------------------------------
                                                                   1997              1996           1995
----------------------------------------------------------------------------------------------------------
         Computed expected income tax expense                  $ 53,943          $ 50,414       $  38,855
         Amortization of excess cost                              9,645             2,235           2,235
         State income taxes                                       8,301             4,857           3,692
         Other                                                     (739)             (971)           (344)
----------------------------------------------------------------------------------------------------------
                                                               $ 71,150          $ 56,535       $  44,438
----------------------------------------------------------------------------------------------------------


     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996, are as follows:

-----------------------------------------------------------------------------------------------------
                                                                              1997            1996
-----------------------------------------------------------------------------------------------------
              Deferred tax liabilities:
                  Excess tax depreciation and amortization                $  442,949      $  108,076
                  Basis differences in investments                            22,769          18,252
                  Deferred compensation                                       10,600               -
                  Expenses deductible for tax purposes in a year
                      different from the year accrued                          4,431           6,974
                  Other                                                        1,328             367
-----------------------------------------------------------------------------------------------------
                      Total deferred tax liabilities                      $  482,077      $  133,669
-----------------------------------------------------------------------------------------------------

              Deferred tax assets:
                  Deferred compensation                                   $   11,198      $    4,828
                  State net operating losses                                   8,004               -
                  State taxes                                                  6,179           4,561
                  Expenses deductible for tax purposes in a year
                      different from the year accrued                         21,298           3,592
                  Other                                                       12,329           4,572

-----------------------------------------------------------------------------------------------------
                      Total deferred tax assets                               59,008          17,553
-----------------------------------------------------------------------------------------------------
                           Net deferred tax liability                     $  423,069      $  116,116
-----------------------------------------------------------------------------------------------------

    State net operating loss carryforwards are generally associated with entities acquired in the PJC acquisition and have expiration dates ranging from 1998 through 2010.


NOTE 5:  EMPLOYEE RETIREMENT PLANS
--------------------------------------------------------------------------------

     The Company sponsors a noncontributory defined benefit pension plan covering the majority of employees. The benefits are based on years of service and the average of the employee's five consecutive years of highest annual compensation earned during the most recently completed 10 years of employment.

     The funding policy is to contribute annually to the plan an amount at least equal to the minimum required contribution for a qualified retirement plan, but not in excess of the maximum tax deductible contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     During 1997, the Company acquired PJC, which had a noncontributory defined benefit pension plan covering substantially all of its employees. Effective December 31, 1997, the PJC plan was merged into the Company's pension plan. The following disclosures reflect these combined pension plans for the year ended December 31, 1997. The following table sets forth the plan's funded status and prepaid pension costs (included in Other assets on the Consolidated Balance Sheets) at December 31, 1997 and 1996:

-----------------------------------------------------------------------------------------------------
                                                                                1997           1996
-----------------------------------------------------------------------------------------------------
               Actuarial present value of benefit obligation:
                     Vested benefit obligation                            $  (198,845)    $   (88,879)
                     Accumulated benefit obligation                       $  (211,398)    $   (92,124)
                     Projected benefit obligation for service
                        rendered to date                                  $  (273,879)    $  (116,740)
               Plan assets at fair value, invested primarily
                  in equity securities                                        273,418         108,008
-----------------------------------------------------------------------------------------------------

               Plan assets less than projected benefit obligation                (461)         (8,732)
               Unrecognized net loss                                           18,422          26,742
               Unrecognized net transition asset being recognized
                   over 12.3 years                                               (371)         (1,604)
               Unrecognized prior service cost                                 (2,113)         (2,490)
-----------------------------------------------------------------------------------------------------
               Prepaid pension cost                                       $    15,477     $    13,916
-----------------------------------------------------------------------------------------------------

     The net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 includes the following components:

-------------------------------------------------------------------------------------------------------------------
                                                                     1997               1996             1995
-------------------------------------------------------------------------------------------------------------------
         Service cost - benefits earned during the period          $  8,851          $  5,462         $  3,697
         Interest cost on projected benefit obligation               16,555             8,290            7,331
         Actual return on plan assets                               (38,860)          (14,121)         (17,035)
         Net amortization and deferral                               17,422             5,257            9,498
-------------------------------------------------------------------------------------------------------------------
         Net periodic pension cost                                 $  3,968          $  4,888         $  3,491
-------------------------------------------------------------------------------------------------------------------

Assumptions used in the accounting for the defined benefit plan are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                       1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
         Discount rate in determining benefit obligation               7.25%            7.50%            7.25%
         Discount rate in determining net periodic pension
            cost                                                       7.50%            7.25%            8.50%
         Expected long-term rate of return on assets                  10.25%           10.25%           10.25%
         Rate of increase in future compensation                       5.50%            5.50%            5.50%
-------------------------------------------------------------------------------------------------------------------

     The Company sponsors defined contribution plans that cover substantially all of its employees. Subject to certain dollar limits, employees may contribute a percentage of their salaries to these plans, and the Company will match a portion of the employees' contributions. The Company's contributions totaled $6,069, $3,587 and $3,170 in 1997, 1996 and 1995, respectively.

     The Company also sponsors non-qualified retirement plans for key employees. Expense for the plans recognized in 1997, 1996 and 1995 was $1,138, $1,150 and $1,089, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


NOTE 6:  LONG-TERM INCENTIVE PLAN
--------------------------------------------------------------------------------

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

     The non-qualified options granted to employees under the Company's long-term incentive plan become exercisable in cumulative installments over periods of three to seven years and expire after 10 years. Shares of common stock reserved for grants under the plan were 2,697,816 and 2,626,904 at December 31, 1997 and 1996, respectively.

     Stock-based activity in the long-term incentive plan relates to non-qualified stock options and is summarized in the following table:

------------------------------------------------------------------------------------------------------------------------------
                                             1997                       1996                       1995
------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                      Weighted                         Option
                                    Number of        Average      Number of        Average        Number of       Price Per
                                     Options          Price        Options          Price          Options        Share (a)
------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, ..        3,819,938        $ 28.43       3,097,777        $ 24.16       1,496,750        $24-$53
     Two-for-one stock split               --             --              --             --       1,351,907        $12-$30
     Granted ...............          947,100        $ 51.58       1,237,850        $ 35.63         699,300        $30-$35
     Exercised .............         (526,685)       $ 22.64        (500,662)       $ 19.82        (424,038)       $12-$27
     Canceled ..............          (18,012)       $ 35.01         (15,027)       $ 28.69         (26,142)       $15-$27
                                    ---------                      ---------                      ---------
Outstanding at December 31,         4,222,341        $ 34.31       3,819,938        $ 28.43       3,097,777        $12-$35
------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
     options granted                                 $ 12.95                        $  9.68
------------------------------------------------------------------------------------------------------------------------------

(a) Disclosure of weighted average price information is required by Statement of Financial Accounting Standards ("FAS") No. 123 for years beginning after December 15, 1995.

     The following table summarizes information about non-qualified stock options outstanding at December 31, 1997:

--------------------------------------------------------------------------------------------------------------
           Range of         Number of        Weighted Average   Weighted Average   Number of    Weighted Average
           Exercise          Options           Remaining          Exercise          Options        Exercise
            Prices          Outstanding       Life (years)           Price         Exercisable        Price
--------------------------------------------------------------------------------------------------------------

            $12-$20           572,222 (a)          3.3             $16.64            572,222        $16.64
            $22-$31           942,348 (b)          6.3             $25.76            921,348        $25.66
            $35-$39         1,833,871 (c)          8.6             $35.48            697,745        $35.33
            $44-$53           873,900 (c)         10.0             $52.65                  -             -
                           ----------                                             ----------       -------
            $12-$53         4,222,341              7.7             $34.31          2,191,315        $26.38
--------------------------------------------------------------------------------------------------------------

(a)      Comprised of Series A Shares, except for 60,000 Series B Shares
(b)      Comprised of Series A Shares
(c)      Comprised of Series B Shares

     Pro forma information regarding net earnings and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.56 percent and 6.22 percent, dividend yields of
 .91 percent and 1.23 percent, volatility factors of the expected market price of the Company's common stock of .228 and .206, and weighted average expected lives of the options of 4.03 and 5.07 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the full effect of applying FAS No. 123 for providing pro forma disclosure will not be reflected until the completion of one full vesting cycle. Therefore, the pro forma information presented below is not indicative of the effects on reported or pro forma net earnings for future years. The Company's pro forma information for the three years ending December 31, 1997 follows:

---------------------------------------------------------------------------------------------
                                                  1997              1996            1995
---------------------------------------------------------------------------------------------
Pro forma net earnings                      $   79,474        $   85,839      $   66,505
Pro forma net earnings per share            $     1.37        $     2.09      $     1.68

---------------------------------------------------------------------------------------------

     The Company's long-term incentive plan also provides for the grant of restricted shares of Series A Common Stock. These restricted shares generally vest over a four year period and contain certain performance requirements for a portion of the shares. Restricted stock activity for the three years ending December 31, 1997 is summarized as follows:


-------------------------------------------------------------------------------------------------------------------
                                             1997                       1996                       1995
-------------------------------------------------------------------------------------------------------------------
                                                   Price                       Price                      Price
                                     Shares      Per Share      Shares       Per Share      Shares      Per Share
-------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,            212,309     $15-$35         279,096     $15-$35        212,371      $29-$57
     Two-for-one stock split               -           -               -           -        211,891      $15-$31
     Granted                               -           -               -           -              -            -
     Vested                         (126,917)    $15-$56         (66,787)    $20-$35       (117,261)     $15-$35
     Forfeited                             -           -               -           -        (27,905)     $15-$35
                                     -------     -------       ---------                  ---------
Outstanding at December 31,           85,392     $27-$56         212,309     $15-$35        279,096      $15-$35

-------------------------------------------------------------------------------------------------------------------

     A provision for restricted shares is made ratably over the restriction period. Expense recognized under the plan for restricted shares was $1,776, $1,664 and $2,223 in 1997, 1996 and 1995, respectively.


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

     Commitments for the purchase of broadcast film contract rights totaled approximately $176,943, at December 31, 1997 for broadcasts scheduled through August 2002.

     Advance payments on plant and equipment expenditures at December 31, 1997 primarily relate to newspaper production equipment, broadcast equipment and building renovations and improvements. Required future payments for capital expenditures for 1998 and 1999 are $12,657 and $705, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     Total lease expense for property and equipment was $8,342, $3,333 and $3,435 in 1997, 1996 and 1995, respectively. Future minimum rental payments for operating leases at December 31, 1997, are as follows:

     --------------------------------------------------- -----------------
                                                            Operating
                                                              Leases
     --------------------------------------------------- -----------------
     1998                                                  $     7,774
     1999                                                        6,488
     2000                                                        5,545
     2001                                                        3,344
     2002                                                        2,684
     2003 & beyond                                               6,364
     --------------------------------------------------- -----------------
     Total commitments                                     $    32,199
     --------------------------------------------------- -----------------


NOTE 8:  COMMON AND PREFERRED STOCK
--------------------------------------------------------------------------------

     The Company has two series of common stock authorized, issued and outstanding, Series A and Series B. The shares are identical except that Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Series B shares are convertible at any time on a one-for-one basis into Series A shares.

     Each outstanding share of common stock is accompanied by one preferred share purchase right, which entitles shareholders to purchase 1/100 of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of the Company's common stock or makes a tender offer for at least 30 percent of its common stock. At such time, each holder of a right (other than the acquiring person or group) will have the right to purchase common stock of the Company with a value equal to two times the exercise price of the right, which is initially $150 (subject to adjustment). In addition, if the Company is acquired in a merger or business combination, each right can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. Once a person or group has acquired 30 percent of the common stock but before 50 percent of the voting power of the common stock has been acquired, the Company may exchange each right (other than those held by the acquiring person or group) for one share of Company common stock (subject to adjustment). The Company may reduce the 30 percent threshold or may redeem the rights. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to 1/100 of the number of shares of common stock issued and outstanding plus the number of shares reserved for options outstanding and for grant under the 1995 Executive Compensation Plan and for options outstanding under the Company's predecessor plan. The rights will expire in 2006, unless extended.
     As discussed in Note 2, on February 28, 1997, in connection with the acquisition of PJC, the Company issued 25,394,564 shares of Series A Common Stock.
     The Company has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually and, as of December 31, 1997, the Company has authority to purchase an additional 5,336,872 shares. During 1996, the Company purchased 8,321,700 shares of its Series A Common Stock at an aggregate cost of $306,146. These shares were retired effective December 31, 1997. No shares of stock were purchased during 1997.



NOTE 9:  OTHER INCOME AND EXPENSE

     In 1997, the Company sold 220,000 shares of Gemstar International Group Limited ("Gemstar") common stock and donated 208,440 shares of Gemstar common stock to The A. H. Belo Corporation Foundation. These transactions did not have an effect on 1997 net earnings as the $4,560 charge for the charitable contribution was offset by a gain on the disposition of the shares and the tax benefit from the charitable contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     In 1995, Belo sold Stauffer Communications, Inc. stock, resulting in a gain of $2,406 ($1,564 after tax or 4 cents per share). In 1996, the Company sold its interest in its programming distribution partnership, resulting in a gain of $3,895 ($2,337 after tax or 6 cents per share).

NOTE 10:  EARNINGS PER SHARE
--------------------------------------------------------------------------------

     In 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to FAS No. 128, and all references herein to "per share" are assumed to be diluted earnings per share.

     The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years ending December 31, 1997 (in thousands, except per share amounts):

         -------------------------------------------------------- ---------- ---------- -----------
                                                                    1997       1996        1995
         -------------------------------------------------------- ---------- ---------- -----------
         Weighted average shares for basic earnings per share        57,846     40,890      39,033
         Effect of employee stock options                               715        612         501
                                                                    -------     ------      ------
         Weighted average shares for diluted earnings per share      58,561     41,502      39,534

         Options excluded due to exercise price in excess of
              average market price
                   Number outstanding                                   864         55         654
                   Exercise price                                    $52.75     $38.50      $34.75
         -------------------------------------------------------- ---------- ---------- -----------


NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

     Supplemental cash flow information and significant non-cash investing and financing activities for the three years ending December 31, 1997, are as follows:

----------------------------------------------------------------------------------------------------------
                                                                    1997            1996             1995
----------------------------------------------------------------------------------------------------------
         Supplemental cash flow information
                Cash paid during the period for:
                   Interest, net of amounts capitalized         $  81,676        $ 27,201       $  30,724
                   Income taxes, net of refunds                 $  54,436        $ 43,344       $  39,427

         Supplemental non-cash investing and financing
                activities:
                   Stock issued for PJC acquisition             $ 870,399        $      -       $       -
                   KIRO/KMOV asset exchange                     $ 152,000        $      -       $       -
                   Non-cash consideration for KENS-TV           $ 125,000        $      -       $       -
----------------------------------------------------------------------------------------------------------


NOTE 12:  INDUSTRY SEGMENT INFORMATION
--------------------------------------------------------------------------------

     The Company operates in two primary industries: television broadcasting and newspaper publishing. Operations in the broadcast industry involve the sale of air time for advertising and the broadcast of news, entertainment and other programming. The Company's television stations are located in Dallas, Houston and San

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

Antonio, Texas; Seattle and Spokane, Washington; Sacramento, California; St. Louis, Missouri; Portland, Oregon; Charlotte, North Carolina; Norfolk, Virginia; New Orleans, Louisiana; Albuquerque, New Mexico; Louisville, Kentucky; Tulsa, Oklahoma; Honolulu, Hawaii; Tucson, Arizona; and Boise, Idaho. Operations in the newspaper publishing industry involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company's major publishing units are The Dallas Morning News, located in Dallas, Texas; the Providence Journal-Bulletin, located in Providence, Rhode Island; and The Press-Enterprise, located in Riverside, California. The Company has other newspaper operations in Owensboro and Henderson, Kentucky and Bryan-College Station, Texas. The Company's other industry segment is comprised of miscellaneous operations that include television production and distribution, cable news and electronic media services.

     Selected segment data for the years ended December 31, 1997, 1996 and 1995 is as follows:

----------------------------------------------------------------------------------------------------------
                                                               1997(a)           1996              1995
----------------------------------------------------------------------------------------------------------
         Net operating revenues
            Broadcasting (b)                                $    536,737   $    333,396      $    322,642
            Newspaper publishing (c)                             693,777        487,242           409,099
            Other                                                 17,867          3,670             3,602
----------------------------------------------------------------------------------------------------------
                                                            $  1,248,381   $    824,308      $    735,343
----------------------------------------------------------------------------------------------------------

         Earnings from operations
            Broadcasting (b)                                $    132,237   $     83,862      $     83,921
            Newspaper publishing (c)                             159,090        103,046            69,999
            Other                                                (10,821)        (1,238)           (3,972)
            Corporate expenses                                   (39,704)       (20,021)          (13,385)
----------------------------------------------------------------------------------------------------------
                                                            $    240,802   $    165,649      $    136,563
----------------------------------------------------------------------------------------------------------

         Depreciation and amortization
            Broadcasting (b)                                $     84,417   $     38,975      $     37,795
            Newspaper publishing (c)                              47,350         25,072            20,916
            Other                                                  1,607            200                31
            Corporate                                              1,619            936               705
----------------------------------------------------------------------------------------------------------
                                                            $    134,993   $     65,183      $     59,447
----------------------------------------------------------------------------------------------------------

         Identifiable assets
            Broadcasting (b)                                $  2,544,323   $    709,884      $    726,766
            Newspaper publishing (c)                             919,237        372,958           341,025
            Other                                                  3,554          6,118             8,126
            Corporate                                            155,840        135,112            78,105
----------------------------------------------------------------------------------------------------------
                                                            $  3,622,954   $  1,224,072       $ 1,154,022
----------------------------------------------------------------------------------------------------------

         Capital expenditures
            Broadcasting (b)                                $     48,176   $     22,814      $     19,605
            Newspaper publishing (c)                              23,224         18,268            19,217
            Other                                                  1,787          1,338               154
            Corporate                                             10,130          7,380             1,854
----------------------------------------------------------------------------------------------------------
                                                            $     83,317   $     49,800      $     40,830
----------------------------------------------------------------------------------------------------------

         (a) Segment results for 1997 include 10 months of operations of PJC, which Belo acquired on February 28, 1997. (See Note 2.) PJC operations include nine television stations, a daily newspaper, certain cable news operations, a cable network and electronic media services. The cable network was subsequently disposed of and its operations are excluded effective July 1, 1997.
         (b) In 1997, the broadcasting segment includes two-and-one-half months of operations of KENS, which Belo acquired on October 15, 1997. (See Note 2.)
         (c) In 1997, the newspaper publishing segment includes five months of operations of P-E, in which Belo increased its ownership interest from 38 percent to 100 percent on July 25, 1997. (See Note 2.)
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

NOTE 13:  QUARTERLY RESULTS OF OPERATIONS (unaudited)
-------------------------------------------------------------------------------


    Following is a summary of the unaudited quarterly results of operations for the years ending December 31, 1997 and 1996:

------------------------------------------------------------------------------------------------------------------
                                                 1st Quarter       2nd Quarter        3rd Quarter      4th Quarter
------------------------------------------------------------------------------------------------------------------
1997
Net operating revenues
    Broadcasting (a)                             $   92,002        $  152,194         $  132,957       $ 159,584
    Newspaper publishing (b)                        137,179           171,358            182,958         202,282
    Other (c)                                         3,521             8,265              3,141           2,940
------------------------------------------------------------------------------------------------------------------
                                                 $  232,702        $  331,817         $  319,056       $ 364,806
------------------------------------------------------------------------------------------------------------------

Earnings from operations
    Broadcasting (a)                             $   16,869        $   44,849         $   26,063       $  44,456
    Newspaper publishing (b)                         38,877            40,825             37,418          41,970
    Other (c)                                        (1,534)           (5,755)            (1,648)         (1,884)
    Corporate expenses                               (6,761)           (9,205)            (9,725)        (14,013)

------------------------------------------------------------------------------------------------------------------
                                                 $   47,451        $   70,714         $   52,108       $  70,529
------------------------------------------------------------------------------------------------------------------
Net earnings                                     $   17,627        $   26,313         $   14,958       $  24,074
------------------------------------------------------------------------------------------------------------------

Basic earnings per share                         $      .39        $      .43         $      .24       $     .39
Diluted earnings per share                       $      .38        $      .42         $      .24       $     .38
------------------------------------------------------------------------------------------------------------------
1996
Net operating revenues
    Broadcasting                                 $   70,607        $   90,385         $   79,803       $  92,601
    Newspaper publishing                            115,871           121,682            121,575         128,114
    Other                                               766               752                769           1,383

------------------------------------------------------------------------------------------------------------------
                                                 $  187,244        $  212,819         $  202,147       $ 222,098
------------------------------------------------------------------------------------------------------------------

Earnings from operations
    Broadcasting                                 $   10,213        $   27,616         $   16,804       $  29,229
    Newspaper publishing                             20,803            25,257             26,355          30,631
    Other                                            (1,001)                7               (112)           (132)
    Corporate expenses                               (4,104)           (4,827)            (6,612)         (4,478)

------------------------------------------------------------------------------------------------------------------
                                                 $   25,911        $   48,053         $   36,435       $  55,250
------------------------------------------------------------------------------------------------------------------
Net earnings                                     $   12,724 (d)    $   25,496         $   18,926       $  30,359
------------------------------------------------------------------------------------------------------------------

Basic earnings per share                         $      .33        $      .61         $      .43       $     .78
Diluted earnings per share                       $      .33        $      .60         $      .42       $     .77

--------------------------------------------------------------------------------
(a) Broadcasting results include the operations of nine new television stations beginning in March 1997, and KENS beginning in October 1997. (See Note 2.)
(b) Publishing results include the operations of the Providence Journal-Bulletin beginning in March 1997, and The Press-Enterprise beginning in August 1997. (See Note 2.)
(c)  Results for TVFN are included from March through June 1997. (See Note 2.)
(d) Net earnings for the first quarter of 1996 include a gain of $3,895 on the sale of Belo's interest in its programming distribution partnership. (See
     Note 9.)

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

Management believes that as of December 31, 1997, the Company's system of internal control is adequate to accomplish the objectives described above. Management recognizes, however, that no system of internal control can ensure the elimination of all errors and irregularities, and it recognizes that the cost of the internal controls should not exceed the value of the benefits derived.

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



/s/Robert W. Decherd
Robert W. Decherd
Chairman of the Board, President & Chief Executive Officer



/s/Michael D. Perry
Michael D. Perry
Senior Corporate Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                                   SEQUENTIAL
NUMBER                                  DESCRIPTION                                       PAGE   NO.
-------                                 -----------                                       ----------
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

3.7      Certificate of Designation of Series B Common Stock of the Company
         dated May 4, 1988 (Exhibit 3.7 to the 1995 Form 10-K/A)                               N/A

3.8      Amended and Restated Bylaws of the Company, effective February 13, 1998
                                                                                               ---

4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above.

4.2      Specimen Form of Certificate representing shares of the Company's
         Series A Common Stock                                                                 ---

4.3      Specimen Form of Certificate representing shares of the Company's
         Series B Common Stock                                                                 ---

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

EXHIBIT                                                                                   SEQUENTIAL
NUMBER                                  DESCRIPTION                                       PAGE   NO.
-------                                 -----------                                       ----------
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

         (2)      (a) $200 million 6-7/8% Senior Note due 2002 (Exhibit 4.6
                      (2)(a) to the 2nd Quarter 1997 Form 10-Q)                                N/A
                  (b) $50 million 6-7/8% Senior Note due 2002 (Exhibit 4.6
                      (2)(b) to the 2nd Quarter 1997 Form 10-Q)                                N/A

         (3)      (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6
                      (3)(a) to the 2nd Quarter 1997 Form 10-Q)                                N/A

                  (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6
                      (3)(b) to the 2nd Quarter 1997 Form 10-Q)                                N/A

         (4)      $200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6 (4)
                  to the 2nd Quarter 1997 Form 10-Q)                                           N/A

         (5)      Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture
                  (Exhibit 4.6 (5) to the 2nd Quarter 1997 Form 10-Q)                          N/A

         (6)      (a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6
                      (6)(a) to the Company's Quarterly Report on Form 10-Q for
                      the quarterly period ended September 30, 1997 (the "3rd
                      Quarter 1997 Form 10-Q"))                                                N/A

                  (b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6
                      (6)(b) to the 3rd Quarter 1997 Form 10-Q)                                N/A

         (7)      Officer's Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the
                  Indenture (Exhibit 4.6 (7) to the 3rd Quarter 1997 Form 10-Q)
                                                                                               N/A

10.1     Contracts relating to television broadcasting:

         (1)      Form of Agreement for Affiliation between WFAA-TV in Dallas,
                  Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)                     N/A

10.2     Financing agreements:

         (1)      Amended and Restated Credit Agreement (Five-year
                  $1,000,000,000 revolving credit and competitive advance
                  facility dated as of August 29, 1997 among the Company and The
                  Chase Manhattan Bank, as Administrative Agent and Competitive
                  Advance Facility Agent, Bank of America National Trust and
                  Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as
                  Co-Syndication Agents, and NationsBank as Documentation Agent)
                  (Exhibit 10.2 (1) to the 3rd Quarter 1997 Form 10-Q)                         N/A

EXHIBIT                                                                                   SEQUENTIAL
NUMBER                                  DESCRIPTION                                        PAGE NO.
-------                                 -----------                                       ----------
10.3    Compensatory plans:

         (1)      The A. H. Belo Corporation Employee Savings and Investment
                  Plan:
                  (a)      The A. H. Belo Corporation Employee Savings and
                           Investment Plan Amended and Restated January 1, 1998
                                                                                               ---
                  (b)      Restated Master Trust Agreement between the Company
                           and Fidelity Management Trust Company, as restated
                           and dated March 13, 1998                                            ---

         (2)      The A. H. Belo Corporation 1986 Long-Term Incentive Plan:
                  (a)      The A. H. Belo Corporation 1986 Long-Term Incentive
                           Plan (Effective May 3, 1989, as amended by Amendments
                           1, 2, 3, 4, and 5)(Exhibit 10.3(2) to the Company's
                           Annual Report on Form 10-K dated March 10, 1997 (the
                           "1996 Form 10-K"))                                                  N/A
                  (b)      Amendment No. 6 to 1986 Long-Term Incentive Plan                    ---
                  (c)      Amendment No. 7 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(9) to the 1995 Form 10-K)                             N/A

         (3)      A. H. Belo Corporation 1995 Executive Compensation Plan as
                  restated to incorporate amendments through December 4, 1997                  ---

         (4)      Management Security Plan (Exhibit 10.3 (1) to the 1996 Form
                  10-K)                                                                        N/A

         (5)      A. H. Belo Corporation Supplemental Executive Retirement Plan:
                  (a)      A. H. Belo Corporation Supplemental Executive
                           Retirement Plan (Exhibit 10.3(27) to the Company's
                           Annual Report on Form 10-K dated March 18, 1994 (the
                           "1993 Form 10-K"))                                                  N/A

                  (b)      Trust Agreement dated February 28, 1994, between the
                           Company and Mellon Bank, N.A. (Exhibit 10.3(28) to
                           the 1993 Form 10-K)                                                 N/A

12       Ratio of Earnings to Fixed Charges                                                    ---

21       Subsidiaries of the Company                                                           ---

23       Consent of Ernst & Young LLP                                                          ---

27       Financial Data Schedule                                                               N/A

99       Unaudited Pro Forma Combined Condensed Statements of Earnings
         reflecting the acquisition of the Providence Journal Company and the exchange of Television Food Network for KENS-TV for the year ended
         December 31, 1997                                                                     ---

