Form 10-Q
period 1998-03-31
BELO A H CORP
filed 1998-05-11
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

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

                                    YES  X   NO
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                             OUTSTANDING AT APRIL 30, 1998
                 -----                             -----------------------------
       Common Stock, $1.67 par value                        62,565,804*

* Consisting of 53,248,537 shares of Series A Common Stock and 9,317,267 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       5


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................       9

Item 2.           Changes in Securities..........................................................       9

Item 3.           Defaults Upon Senior Securities................................................       9

Item 4.           Submission of Matters to a Vote of Security Holders............................       9

Item 5.           Other Information..............................................................       9

Item 6.           Exhibits and Reports on Form 8-K...............................................       9


                                     PART I.


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries



                                                              Three months ended March 31,
-------------------------------------------------------------------------------------------
In thousands, except per share amounts (unaudited)                  1998           1997
-------------------------------------------------------------------------------------------
NET OPERATING REVENUES
 Broadcasting                                                  $    136,708    $     92,002
 Newspaper publishing                                               190,170         137,179
 Other                                                                2,582           3,521
                                                               ----------------------------
    Total net operating revenues                                    329,460         232,702

OPERATING COSTS AND EXPENSES
 Salaries, wages and employee benefits                              112,781          71,378
 Other production, distribution and operating costs                  83,196          61,308
 Newsprint, ink and other supplies                                   41,828          29,231
 Depreciation                                                        21,418          14,356
 Amortization                                                        18,644           8,978
                                                               ----------------------------
    Total operating costs and expenses                              277,867         185,251
                                                               ----------------------------
        Earnings from operations                                     51,593          47,451

OTHER INCOME AND EXPENSE
 Interest expense                                                   (27,234)        (13,447)
 Other, net                                                           1,272           1,249
                                                               ----------------------------

    Total other income and expense                                  (25,962)        (12,198)

EARNINGS
 Earnings before income taxes                                        25,631          35,253
 Income taxes                                                        11,996          17,626
                                                               ----------------------------

    Net earnings                                               $     13,635    $     17,627
                                                               ============================

NET EARNINGS PER SHARE
 Basic                                                         $        .22    $        .39
 Diluted                                                       $        .22    $        .38

AVERAGE SHARES OUTSTANDING
 Basic                                                         $     62,415    $     45,314
 Diluted                                                       $     63,384    $     45,874

CASH DIVIDENDS DECLARED PER SHARE                              $        .12    $        .11
-------------------------------------------------------------------------------------------




See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries


-------------------------------------------------------------------------------------------
                                                                    MARCH 31,   December 31,
Dollars in thousands (Current year unaudited)                         1998         1997
-------------------------------------------------------------------------------------------
ASSETS

Current assets:

     Cash and temporary cash investments                         $    20,807    $    11,852
     Accounts receivable, net                                        193,149        220,297
     Other current assets                                             44,909         44,847
                                                                 --------------------------
         Total current assets                                        258,865        276,996

Property, plant and equipment, net                                   614,923        608,318
Intangible assets, net                                             2,599,151      2,626,953
Other assets                                                         109,752        110,687
                                                                 --------------------------
         Total assets                                            $ 3,582,691    $ 3,622,954
                                                                 ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $    36,402    $    43,818
     Accrued expenses                                                 81,470        104,084
     Other current liabilities                                        65,915         66,560
                                                                 --------------------------
         Total current liabilities                                   183,787        214,462

Long-term debt                                                     1,589,906      1,614,045
Deferred income taxes                                                435,225        435,695
Other liabilities                                                     31,714         32,748

Shareholders' equity:
     Preferred stock
     Common stock, $1.67 par value.  Authorized
         150,000,000 shares:
         Series A:  Issued 53,221,849 shares at March 31, 1998
          and 52,998,586 shares at December 31, 1997                  88,880         88,508
         Series B:  Issued 9,296,021 shares at March 31, 1998
          and 9,283,001 shares at December 31, 1997                   15,525         15,503
      Additional paid-in capital                                   1,023,988      1,015,345
      Retained earnings                                              209,421        203,276
      Accumulated other comprehensive income                           4,800          4,144
                                                                 --------------------------
          Total                                                    1,342,614      1,326,776

      Less deferred compensation - restricted shares                    (555)          (772)
                                                                 --------------------------
          Total shareholders' equity                               1,342,059      1,326,004

              Total liabilities and shareholders' equity         $ 3,582,691    $ 3,622,954
                                                                 ===========    ===========

-------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                             Three months ended March 31,
------------------------------------------------------------------------------------------

In thousands  (unaudited)                                               1998        1997
------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                                   $  13,635    $  17,627
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                            40,062       23,334
              Deferred income taxes                                       252        7,254
              Other, net                                                1,979         (232)
              Net change in current assets and liabilities:
                  Accounts receivable                                  27,942        8,738
                  Other current assets                                   (753)       1,895
                  Accounts payable                                    (10,616)      (4,689)
                  Accrued expenses                                    (24,066)      (9,158)
                  Other current liabilities                             1,143       12,457
                                                                    ----------------------

         Net cash provided by operations                               49,578       57,226

INVESTMENTS
     Acquisitions                                                          --     (694,429)
     Capital expenditures                                             (12,269)     (15,502)
     Other, net                                                        (4,604)         463
                                                                    ----------------------

         Net cash used for investments                                (16,873)    (709,468)

FINANCING
     Borrowings for acquisitions                                           --      894,506
     Refinancing of Providence Journal debt                                --     (200,000)
     Net payments on debt                                             (20,939)     (34,974)
     Payment of dividends on stock                                     (7,490)      (3,989)
     Net proceeds from exercise of stock options                        4,679          974
                                                                    ----------------------

         Net cash (used for) provided by financing                    (23,750)     656,517

Net increase in cash and temporary cash investments                     8,955        4,275

Cash and temporary cash investments at beginning of period             11,852       13,829
                                                                    ----------------------

Cash and temporary cash investments at end of period                $  20,807    $  18,104
                                                                    ======================

SUPPLEMENTAL DISCLOSURES
     Value of stock issued for acquisition                          $      --    $ 870,399
     Interest paid, net of amounts capitalized                      $  18,223    $  10,399
     Income taxes paid, net of refunds                              $  20,750    $   4,832
------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The accompanying unaudited consolidated condensed financial statements of A. H. Belo Corporation and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         Certain amounts for the prior period have been reclassified to conform to the current year presentation.

(2) As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes reporting requirements for comprehensive income and its components, but has no effect on the Company's net earnings or total shareholders' equity. SFAS No. 130 requires unrealized gains and losses related to available-for-sale securities to be included in other comprehensive income. Previously, these amounts were reported as adjustments to retained earnings. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $14,291 and $18,221, respectively.

 (3) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):

---------------------------------------------------------------------------------------------
Three months ended March 31,                                        1998              1997
---------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                              $     136,708    $      92,002
     Newspaper publishing                                            190,170          137,179
     Other                                                             2,582            3,521
                                                               -------------    -------------
         Total net operating revenues                          $     329,460    $     232,702
                                                               =============    =============

EARNINGS FROM OPERATIONS
     Broadcasting                                              $      23,642    $      16,869
     Newspaper publishing                                             39,717           38,877
     Other                                                            (1,628)          (1,534)
     Corporate expenses                                              (10,138)          (6,761)
                                                               -------------    -------------
         Total earnings from operations                        $      51,593    $      47,451
                                                               =============    =============

DEPRECIATION AND AMORTIZATION
     Broadcasting                                              $      24,971    $      14,555
     Newspaper publishing                                             14,330            8,200
     Other                                                               268              273
     Corporate                                                           493              306
                                                               -------------    -------------
         Total depreciation and amortization                   $      40,062    $      23,334
                                                               =============    =============
---------------------------------------------------------------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

The Company owns 17 network-affiliated television stations that currently reach
14.2 percent of U.S. television households. In addition, the Company manages four television stations through local marketing agreements. Belo also publishes six daily newspapers. The following table sets forth the Company's major media assets by segment as of March 31, 1998:



---------------------------------------------------------------------------------------------------------------
BROADCASTING
---------------------------------------------------------------------------------------------------------------
                                                                  NETWORK
        MARKET           MARKET RANK(a)         STATION         AFFILIATION         STATUS             ACQUIRED
----------------------------------------------------------------------------------------------------------------
Dallas-Fort Worth             8                 WFAA               ABC              Owned            March 1950
Houston                       11                KHOU               CBS              Owned          February 1984
Seattle-Tacoma                12                KING               NBC              Owned          February 1997
Seattle-Tacoma                12                KONG               IND               LMA           February 1997
Sacramento                    20                KXTV               ABC              Owned          February 1984
St. Louis                     21                KMOV               CBS              Owned            June 1997
Portland                      24                 KGW               NBC              Owned          February 1997
Charlotte                     28                WCNC               NBC              Owned          February 1997
San Antonio                   38                KENS               CBS              Owned           October 1997
Hampton-Norfolk               39                WVEC               ABC              Owned          February 1984
New Orleans                   41                 WWL               CBS              Owned            June 1994
Albuquerque                   48                KASA               FOX              Owned          February 1997
Louisville                    50                WHAS               ABC              Owned          February 1997
Tulsa                         58                KOTV               CBS              Owned          February 1984
Honolulu                      71                KHNL               NBC              Owned          February 1997
Honolulu                      71                KFVE               UPN               LMA           February 1997
Spokane                       73                KREM               CBS              Owned          February 1997
Spokane                       73                KSKN               UPN               LMA           February 1997
Tucson                        78                KMSB               FOX              Owned          February 1997
Tucson                        78                KTTU               UPN               LMA           February 1997
Boise                        125                KTVB               NBC              Owned          February 1997
----------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
--------------------------------------------------------------------------------------------------------------------
                                                                                     DAILY             SUNDAY
          NEWSPAPER                       LOCATION                ACQUIRED       CIRCULATION(b)   CIRCULATION(b)
--------------------------------------------------------------------------------------------------------------------
The Dallas Morning News                  Dallas, TX                  (c)             521,162           795,030
Providence Journal-Bulletin            Providence, RI           February 1997        166,968           239,466
The Press-Enterprise                   Riverside, CA              July 1997          166,708           173,187
Messenger-Inquirer                     Owensboro, KY             January 1996         32,008            34,864
The Eagle                        Bryan-College Station, TX      December 1995         23,033            27,929
The Gleaner                            Henderson, KY              March 1997          11,460            13,487
-------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
OTHER
--------------------------------------------------------------------------------------------------------------------

                   COMPANY                                                 DESCRIPTION
--------------------------------------------------------------------------------------------------------------------
Belo Productions, Inc.                         Produces television programming
Northwest Cable News                           Cable news network distributed to approximately 2 million homes
dallasnews.com                                 Web site featuring daily content from The Dallas Morning News
projo.com                                      Web site featuring daily content from Providence Journal-Bulletin
--------------------------------------------------------------------------------------------------------------------


(a) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on November 1997 Nielsen estimates.

(b) Average paid circulation for the six months ended March 31, 1998, according to the Audit Bureau of Circulation's FAS-FAX report.

(c) The first issue of The Dallas Morning News was published October 1, 1885.


                              RESULTS OF OPERATIONS

Net earnings for the first quarter of 1998 were $13,635 (22 cents per share) compared to $17,627 (38 cents per share) for the first quarter of 1997. Results for 1998 include the effect of 1997 acquisitions, including: The Providence Journal Company ("PJC") on February 28, 1997, which included nine television stations and a daily newspaper; The Gleaner (Henderson, KY) on March 31, 1997; and The Press-Enterprise (Riverside, CA) on July 25, 1997. In addition to these acquisitions, the Company exchanged KIRO-TV (Seattle, WA) for KMOV-TV (St. Louis, MO) effective June 2, 1997 and acquired KENS-TV (San Antonio, TX) in an exchange for Belo's interest in TVFN, a cable network, on October 15, 1997. First quarter 1998 net earnings and earnings per share were lower than the comparable 1997 quarter due to higher amortization and interest expense and a greater number of shares outstanding as a result of the acquisitions described above.

To enhance comparability of the Company's segment results of operations for the three months ended March 31, 1998 and 1997, certain information below is presented on an "as adjusted" basis and reflects the transactions noted above as though each had occurred at the beginning of 1997. The discussion that follows compares segment operations on an adjusted basis only.



                                             As Adjusted                          As Reported
-------------------------------------------------------------------------------------------------------
(unaudited)                        1998        1997       % Change       1998         1997     % Change
-------------------------------------------------------------------------------------------------------
Revenues
    Broadcasting                 136,708      124,911        9.4%       136,708      92,002       48.6%
    Newspaper publishing         190,170      182,175        4.4%       190,170     137,179       38.6%
    Other                          2,582        2,476        4.3%         2,582       3,521     (26.7)%

Segment operating cash flow (a)
    Broadcasting                  48,613       43,127        12.7%       48,613      31,424       54.7%
    Newspaper publishing          54,047       54,726       (1.2)%       54,047      47,077       14.8%
    Other                         (1,360)        (692)     (96.5)%       (1,360)     (1,261)     (7.9)%

-------------------------------------------------------------------------------------------------------


(a) Segment operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the television and newspaper publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Broadcasting

Broadcasting revenues for the first quarter of 1998 were $136,708, an increase of 9.4 percent over first quarter 1997 revenues of $124,911. About 45 percent of the increase is attributable to incremental advertising revenues from the Company's CBS affiliates during their broadcast of the Winter Olympics. Political advertising was $1,568 higher in the first three months of 1998 versus the same period in 1997 due to state elections in Texas, California and Louisiana. Strong local advertising in Houston, Dallas, Seattle and St. Louis led to a 13 percent increase in local advertising revenue. National advertising revenues increased 1.5 percent in the first quarter of 1998 versus the same period in 1997 as significant gains in St. Louis, Houston, Portland and Sacramento were offset by national advertising declines in the Dallas, Seattle and New Orleans markets.

Broadcasting operating cash flow margins for the first quarter of 1998 and 1997 were 35.6 percent and 34.5 percent, respectively. Broadcasting operating cash flow of $48,613 improved 12.7 percent over last year's first quarter operating cash flow of $43,127. While revenues increased 9.4 percent, cash expenses increased 7.7 percent over the first quarter of 1997. Salaries, wages and employee benefits were 7.9 percent higher in first quarter 1998 compared to first quarter 1997. Some of the factors contributing to the increase in costs were additional employees, normal merit adjustments, higher commissions, bonus accruals and increased costs for pension and 401(k) benefits. Other production, distribution and operating costs were up 7.7 percent over last year due primarily to higher programming costs, offset somewhat by savings in advertising and promotion expenses. Other items contributing to the higher operating expenses were costs related to covering the Olympics and repairs and maintenance.


Newspaper Publishing

First quarter 1998 revenues for newspaper publishing were $190,170, or 4.4 percent higher than first quarter 1997 revenues of $182,175. First quarter revenues at The Dallas Morning News ("TDMN") were up due mostly to classified advertising gains. Average rates for classified advertising increased while volumes declined slightly, primarily in the employment category. Retail advertising revenues were flat as rate increases were offset by volume declines in nearly all categories. General advertising revenues were down due to volume declines in communications and airline and other travel advertising. Circulation revenues for TDMN were down due to slight volume declines.

Revenues for the Providence Journal-Bulletin ("PJB") were up significantly in the first quarter of 1998 compared to the same period in 1997. Retail advertising revenues improved substantially due to rate increases as well as volume gains in the automotive, telecommunications and furniture categories. Classified advertising revenues were up due primarily to rate increases in the employment and real estate categories. General advertising revenues declined due to volume reductions in both airline and automotive advertising. Circulation revenues for PJB were down compared to last year due to slight volume declines.

Newspaper publishing operating cash flow margins for the newspaper publishing segment during the first quarters of 1998 and 1997 were 28.4 percent and 30 percent, respectively. Publishing operating cash flow of $54,047 was 1.2 percent lower than last year's first quarter operating cash flow of $54,726. The 4.4 percent improvement in revenues was offset by a 6.8 percent increase in cash expenses, primarily due to higher newsprint costs. The average cost per metric ton of newsprint was about 15 percent higher than the first quarter of 1997 due to the effect of industry-wide price increases. Other expenses, including employment related costs, rose less than 5 percent during the first quarter of 1998 compared to the same period in 1997. Higher outside services, commissions and communications expenses were offset by savings in distribution costs and lower bad debt expense.

Consolidated results

Depreciation and amortization expenses were higher for the first quarter of 1998 versus 1997 due to the full effect of the prior year acquisitions. Higher borrowings, also as a result of 1997 acquisitions, resulted in higher first quarter 1998 versus 1997 interest expense. Additionally, approximately two-thirds of the Company's debt outstanding during the first quarter of 1998 was fixed-rate debt carrying a weighted average effective interest rate of 7.3 percent. During the same period in 1997, all of the Company's debt was borrowed under a revolving credit facility with a weighted average borrowing rate of approximately 6 percent.

The effective tax rate for the first three months of 1998 was 46.8 percent, compared to 50 percent for the first quarter of 1997. The lower effective rate reflects higher expected pre-tax earnings for 1998.



                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations is the Company's primary source of liquidity for operations. During the first quarter of 1998, net cash provided by operations was $49,578, compared to $57,226 for the same period in 1997. An increase in cash earnings (defined as net earnings plus depreciation and amortization) and decreases in receivable balances were more than offset by other working capital changes, including higher first quarter 1998 payments for taxes, interest and bonuses. Net cash provided by operations was sufficient to fund capital expenditures and common stock dividends.

Long-term debt decreased $20,939 from December 31, 1997 to March 31, 1998 due to debt reductions from net cash provided by operations.

At March 31, 1998, the Company had $1 billion in fixed-rate debt securities. The weighted average effective interest rate for the fixed-rate debt instruments is
7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At March 31, 1998, the Company had a $1 billion five-year variable-rate revolving credit agreement with a syndicate of 27 banks under which borrowings were $455,000. In addition, the Company had $112,200 of short-term unsecured notes outstanding at March 31, 1998. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements. The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 1998, the Company was in compliance with all debt covenant requirements.

The Company paid first quarter 1998 dividends of $7,490 or 12 cents per share on Series A and Series B common stock outstanding, compared to $3,989 or 11 cents per share in the first quarter of 1997. The higher dividends in 1998 were due to the higher dividend rate and more shares outstanding as a result of the February 1997 PJC acquisition.

First quarter 1998 capital expenditures were $12,269. The majority of this amount was used for broadcast equipment purchases, including those for the conversion to digital television, and publishing equipment purchases.

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

         EXHIBIT
         NUMBER            DESCRIPTION

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

         3.8* Amended and Restated Bylaws of the Company, effective February 13, 1998 (Exhibit 3.8 to the Company's Annual Report on Form 10-K dated March 18, 1998 (the "1997 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above

         4.2* Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the 1997 Form 10-K)

         4.3* Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the 1997 Form 10-K)

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

                   (1)* Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "2nd Quarter 1997 Form 10-Q"))

                   (2)* (a) $200 million 6-7/8% Senior Note due 2002 (Exhibit
                            4.6 (2)(a) to the 2nd Quarter 1997 Form 10-Q)

                      * (b) $50 million 6-7/8% Senior Note due 2002 (Exhibit
                            4.6 (2)(b) to the 2nd Quarter 1997 Form 10-Q)


                   (3)* (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                            4.6 (3)(a) to the 2nd Quarter 1997 Form 10-Q)

                      * (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit
                            4.6 (3)(b) to the 2nd Quarter 1997 Form 10-Q)

         EXHIBIT
         NUMBER            DESCRIPTION

                   (4)* $200 million 7-3/4% Senior Debenture due 2027 (Exhibit
                        4.6 (4) to the 2nd Quarter 1997 Form 10-Q)

                   (5)* Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6 (5) to the 2nd Quarter 1997 Form 10-Q)

                   (6)* (a) $200 million 7-1/4% Senior Debenture due 2027
                            (Exhibit 4.6 (6)(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "3rd Quarter 1997
                            Form 10-Q"))

                      * (b) $50 million 7-1/4% Senior Debenture due 2027
                            (Exhibit 4.6 (6)(b) to the 3rd Quarter 1997
                            Form 10-Q)

                   (7)* Officer's Certificate dated September 26, 1997
                        establishing terms of debt securities pursuant to
                        Section 3.1 of the Indenture (Exhibit 4.6 (7) to the 3rd Quarter 1997 Form 10-Q)

         10.1     Contracts relating to television broadcasting:

                   (1)* Form of Agreement for Affiliation between WFAA-TV in
                        Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)

         10.2     Financing agreements:

                   (1)* Amended and Restated Credit Agreement (Five-year
                        $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and NationsBank as Documentation Agent)(Exhibit 10.2(1) to the 3rd Quarter 1997 Form 10-Q)

         10.3     Compensatory plans:

                  ~(1) The A. H. Belo Corporation Employee Savings and Investment Plan:

                      *   (a) The A. H. Belo Corporation Employee Savings and
                              Investment Plan Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)

                      *   (b) Restated Master Trust Agreement between the
                              Company and Fidelity Management Trust Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

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

                      *   (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
                              (Exhibit 10.3 (2)(b) to the 1997 Form 10-K)

                      *   (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                              (Exhibit 10.3(9) to the 1995 Form 10-K)

                  ~(3)* A. H. Belo Corporation 1995 Executive Compensation Plan
                        as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3 (3) to the 1997 Form 10-K)

         EXHIBIT
         NUMBER     DESCRIPTION

                  ~(4)* Management Security Plan (Exhibit 10.3 (1) to the 1996
                        Form 10-K)

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

                      *   (b) Trust Agreement dated February 28, 1994, between
                              the Company and Mellon Bank, N.A. (Exhibit
                              10.3(28) to the 1993 Form 10-K)

         12       Ratio of Earnings to Fixed Charges

         27       Financial Data Schedule

         27.1 Restated Financial Data Schedule for the year ended December 31, 1996

         27.2 Restated Financial Data Schedule for the year ended December 31, 1995

         27.3 Restated Financial Data Schedule for the three months ended March 31, 1997

         27.4 Restated Financial Data Schedule for the six months ended June 30, 1997

         27.5 Restated Financial Data Schedule for the nine months ended September 30, 1997

         99 Unaudited Pro Forma Combined Condensed Statements of Earnings reflecting the acquisition of The Providence Journal Company and the exchange of Television Food Network for KENS-TV for the three months ended March 31, 1997

(b)  Reports on Form 8-K

     During the quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     A. H. BELO CORPORATION



May 11, 1998                         By: /s/ Michael D. Perry
                                         ---------------------------------------
                                         Michael D. Perry
                                         Senior Corporate Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


                                                                                            SEQUENTIAL
       EXHIBIT                                                                                 PAGE
       NUMBER              DESCRIPTION                                                        NUMBER
       ------              -----------                                                      ----------


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

         3.7      Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form
                  10-K/A)                                                                       N/A

         3.8      Amended and Restated Bylaws of the Company, effective February
                  13, 1998 (Exhibit 3.8 to the Company's Annual Report on Form
                  10-K dated March 18, 1998 (the "1997 Form 10-K"))                             N/A

         4.1      Certain rights of the holders of the Company's Common Stock
                  are set forth in Exhibits 3.1-3.8 above                                       N/A

         4.2      Specimen Form of Certificate representing shares of the
                  Company's Series A Common Stock (Exhibit 4.2 to the 1997 Form
                  10-K)                                                                         N/A

         4.3      Specimen Form of Certificate representing shares of the
                  Company's Series B Common Stock (Exhibit 4.3 to the 1997 Form
                  10-K)                                                                         N/A

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



                                                                                            SEQUENTIAL
       EXHIBIT                                                                                 PAGE
       NUMBER              DESCRIPTION                                                        NUMBER
       ------              -----------                                                      ----------


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

         10.1     Contracts relating to television broadcasting:

                   (1)  Form of Agreement for Affiliation between WFAA-TV in
                        Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995 Form
                        10-K/A)                                                                 N/A

         10.2     Financing agreements:

                   (1)  Amended and Restated Credit Agreement (Five-year
                        $1,000,000,000 revolving credit and competitive advance
                        facility dated as of August 29, 1997 among the Company
                        and The Chase Manhattan Bank, as Administrative Agent
                        and Competitive Advance Facility Agent, Bank of America
                        National Trust and Savings Association and Bank of
                        Tokyo-Mitsubishi, Ltd. as Co-Syndication Agents, and
                        NationsBank as Documentation Agent)(Exhibit 10.2(1) to
                        the 3rd Quarter 1997 Form 10-Q)                                         N/A



                                                                                            SEQUENTIAL
       EXHIBIT                                                                                 PAGE
       NUMBER              DESCRIPTION                                                        NUMBER
       ------              -----------                                                      ----------


         10.3     Compensatory plans:

                  ~(1)  The A. H. Belo Corporation Employee Savings and
                        Investment Plan:

                          (a) The A. H. Belo Corporation Employee Savings and
                              Investment Plan Amended and Restated January 1,
                              1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)              N/A

                          (b) Restated Master Trust Agreement between the
                              Company and Fidelity Management Trust Company, as
                              restated and dated March 13, 1998 (Exhibit
                              10.3(1)(b) to the 1997 Form 10-K)                            N/A

                  ~(2)  The A. H. Belo Corporation 1986 Long-Term Incentive
                        Plan:

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

                          (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
                              (Exhibit 10.3 (2)(b) to the 1997 Form 10-K)                  N/A

                          (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                              (Exhibit 10.3(9) to the 1995 Form 10-K)                      N/A

                  ~(3)  A. H. Belo Corporation 1995 Executive Compensation Plan
                        as restated to incorporate amendments through December
                        4, 1997 (Exhibit 10.3 (3) to the 1997 Form 10-K)                   N/A

                  ~(4)  Management Security Plan (Exhibit 10.3 (1) to the 1996
                        Form 10-K)                                                         N/A

                  ~(5)  A. H. Belo Corporation Supplemental Executive Retirement
                        Plan:                                                              N/A

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

         27       Financial Data Schedule                                                  N/A

         27.1     Restated Financial Data Schedule for the year ended December
                  31, 1996                                                                 N/A

         27.2     Restated Financial Data Schedule for the year ended December
                  31, 1995                                                                 N/A

         27.3     Restated Financial Data Schedule for the three months ended
                  March 31, 1997                                                           N/A

         27.4     Restated Financial Data Schedule for the six months ended June
                  30, 1997                                                                 N/A

         27.5     Restated Financial Data Schedule for the nine months ended
                  September 30, 1997                                                       N/A

         99       Unaudited Pro Forma Combined Condensed Statements of Earnings
                  reflecting the acquisition of The Providence Journal Company and the exchange of Television Food Network for KENS-TV for
                  the three months ended March 31, 1997                                    ----