Form 10-Q
period 1998-06-30
BELO A H CORP
filed 1998-08-07
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

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

                              YES   X     NO
                                  -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT JULY 31, 1998
               -----                           ----------------------------
    Common Stock, $1.67 par value                     *125,191,658

* Consisting of 106,533,503 shares of Series A Common Stock and 18,658,155 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                   FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................      10


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      11

Item 2.           Changes in Securities and Use of Proceeds......................................      11

Item 3.           Defaults Upon Senior Securities................................................      11

Item 4.           Submission of Matters to a Vote of Security Holders............................      11

Item 5.           Other Information..............................................................      11

Item 6.           Exhibits and Reports on Form 8-K...............................................      12


                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries
                                                    Three months ended June 30,    Six months ended June 30,
=============================================================================================================
In thousands, except per share amounts
(unaudited)                                                     1998          1997        1998         1997
-------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                           $ 163,142    $  152,194   $  299,850   $  244,196
     Newspaper publishing                                     200,578       171,358      390,748      308,537
     Other                                                      2,550         8,265        5,132       11,786
                                                            ---------    ----------   ----------   ----------

         Total net operating revenues                         366,270       331,817      695,730      564,519

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                    112,710       101,110      225,491      172,488
     Other production, distribution and operating costs        87,467        86,170      170,663      147,478
     Newsprint, ink and other supplies                         43,250        37,355       85,078       66,586
     Depreciation                                              21,551        19,506       42,969       33,862
     Amortization                                              18,703        16,962       37,347       25,940
                                                            ---------    ----------   ----------   ----------

         Total operating costs and expenses                   283,681       261,103      561,548      446,354
                                                            ---------    ----------   ----------   ----------

              Earnings from operations                         82,589        70,714      134,182      118,165

OTHER INCOME AND EXPENSE
     Interest expense                                         (27,363)      (22,874)     (54,597)     (36,321)
     Other, net                                                   850         2,354        2,122        3,603
                                                            ---------    ----------   ----------   ----------

         Total other income and expense                       (26,513)      (20,520)     (52,475)     (32,718)

EARNINGS
     Earnings before income taxes                              56,076        50,194       81,707       85,447
     Income taxes                                              26,253        23,881       38,249       41,507
                                                            ---------    ----------   ----------   ----------

         Net earnings                                       $  29,823    $   26,313   $   43,458   $   43,940
                                                            =========    ==========   ==========   ==========

NET EARNINGS PER SHARE
     Basic                                                  $     .24    $      .21   $      .35   $      .41
     Diluted                                                $     .24    $      .21   $      .34   $      .41

AVERAGE SHARES OUTSTANDING
     Basic                                                    125,213       123,542      125,023      107,176
     Diluted                                                  126,874       124,714      126,822      108,322

CASH DIVIDENDS DECLARED PER SHARE                           $     .06    $     .055    $    .12     $    .11
                                                            ---------    ----------   ----------   ----------

See accompanying Notes to Consolidated Condensed Financial Statements.



CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries
===============================================================================================================
Dollars in thousands                                                      June 30,                 December 31,
(Current year unaudited)                                                    1998                      1997
---------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                               $      25,146             $      11,852
     Accounts receivable, net                                                215,902                   220,297
     Other current assets                                                     46,293                    44,847
                                                                       -------------             -------------
         Total current assets                                                287,341                   276,996

Property, plant and equipment, net                                           611,702                   608,318
Intangible assets, net                                                     2,580,447                 2,626,953
Other assets                                                                 105,044                   110,687
                                                                       -------------             -------------
         Total assets                                                  $   3,584,534             $   3,622,954
                                                                       =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $      33,319             $      43,818
     Accrued expenses                                                         82,542                   104,084
     Other current liabilities                                                51,919                    66,560
                                                                       -------------             -------------
         Total current liabilities                                           167,780                   214,462

Long-term debt                                                             1,583,512                 1,614,045
Deferred income taxes                                                        429,989                   435,695
Other liabilities                                                             34,988                    32,748

Shareholders' equity:
     Preferred stock
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 106,619,306 shares at June 30, 1998
          and 52,998,586 shares at December 31, 1997                         178,054                    88,508
         Series B:  Issued 18,721,406 shares at June 30, 1998
          and 9,283,001 shares at December 31, 1997                           31,265                    15,503
      Additional paid-in capital                                             924,600                 1,015,345
      Retained earnings                                                      231,731                   203,276
      Accumulated other comprehensive income                                   3,154                     4,144
                                                                       -------------             -------------
          Total                                                            1,368,804                 1,326,776

      Less cost of 10,000 shares of Series A treasury stock                     (230)                      ---
      Less deferred compensation - restricted shares                            (309)                     (772)
                                                                       -------------             -------------
          Total shareholders' equity                                       1,368,265                 1,326,004

              Total liabilities and shareholders' equity               $   3,584,534             $   3,622,954
                                                                       =============             =============


See accompanying Notes to Consolidated Condensed Financial Statements.



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries
==============================================================================================================
                                                                             Six  months ended June 30,
In thousands
(unaudited)                                                                 1998                     1997
--------------------------------------------------------------------------------------------------------------

OPERATIONS
     Net earnings                                                      $      43,458             $      43,940

         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                                   80,316                    59,802
              Deferred income taxes                                           (2,102)                   19,020
              Other, net                                                       7,727                    (3,793)
              Net change in current assets and liabilities:
                  Accounts receivable                                          4,738                   (21,039)
                  Other current assets                                        (2,593)                      377
                  Accounts payable                                           (13,699)                   (5,433)
                  Accrued expenses                                           (22,645)                    1,361
                  Other current liabilities                                  (10,598)                   (5,302)
                                                                       -------------             -------------
         Net cash provided by operations                                      84,602                    88,933

INVESTING
     Acquisitions                                                                ---                  (711,773)
     Capital expenditures                                                    (31,708)                  (30,773)
     Other, net                                                               (4,440)                   (2,126)
                                                                       -------------             -------------
         Net cash used for investing                                         (36,148)                 (744,672)

FINANCING
     Net payments on revolving debt                                          (27,333)                 (758,346)
     Payment of dividends on stock                                           (15,003)                  (10,783)
     Net proceeds from exercise of stock options                               7,176                     2,952
     Borrowings for acquisitions                                                 ---                   894,506
     Refinancing of Providence Journal debt                                      ---                  (200,000)
     Net proceeds from fixed rate debt offering                                  ---                   743,657
                                                                       -------------             -------------
         Net cash provided by (used for) financing                           (35,160)                  671,986

Net increase in cash and temporary cash investments                           13,294                    16,247

Cash and temporary cash investments at beginning of period                    11,852                    13,829
                                                                       -------------             -------------

Cash and temporary cash investments at end of period                   $      25,146             $      30,076
                                                                       =============             =============

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                         $      55,609             $      33,593
     Income taxes paid, net of refunds                                 $      52,576             $      34,759
     Value of stock issued for acquisition                             $         ---             $     870,399
     KIRO/KMOV asset exchange                                          $         ---             $     152,000
                                                                       -------------             -------------


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting requirements for comprehensive income and its components, but has no effect on the Company's net earnings or total shareholders' equity. SFAS No. 130, among other things, requires unrealized gains and losses related to available-for-sale securities to be included in other comprehensive income. Previously, these amounts were reported as adjustments to retained earnings. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $28,177 and $28,343, respectively. Year-to-date comprehensive income was $42,468 and $45,376 for 1998 and 1997, respectively.

(3) On June 5, 1998, Belo completed a two-for-one stock split in the form of a dividend whereby one additional share of Series A or Series B Common Stock was issued for each corresponding share of Series A or Series B Common Stock held on May 22, 1998. A total of 62,653,941 shares (53,306,307 shares of Series A Common Stock and 9,347,634 shares of Series B Common Stock) were issued. In connection with the stock split, common stock was increased and additional paid in capital was charged for the aggregate par value of the shares that were issued. All per share data have been restated to retroactively reflect the stock split.

         In connection with the stock split, the Company increased the number of authorized shares from 150 million to 450 million shares.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


 (4) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):

------------------------------------------------------------------------------------------------------------
                                                      Three months ended June 30,  Six months ended June 30,
                                                             1998         1997         1998         1997
------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                         $ 163,142    $  152,194   $  299,850   $  244,196
     Newspaper publishing                                   200,578       171,358      390,748      308,537
     Other                                                    2,550         8,265        5,132       11,786
                                                          ---------    ----------   ----------   ----------

         Total net operating revenues                     $ 366,270    $  331,817   $  695,730   $  564,519
                                                          =========    ==========   ==========   ==========

EARNINGS FROM OPERATIONS
     Broadcasting                                         $  47,991    $   44,849   $   71,633   $   61,718
     Newspaper publishing                                    44,739        40,825       84,456       79,702
     Other                                                   (1,459)       (5,755)      (3,087)      (7,289)
     Corporate expenses                                      (8,682)       (9,205)     (18,820)     (15,966)
                                                          ---------    ----------   ----------   ----------

         Total earnings from operations                   $  82,589    $   70,714   $  134,182   $  118,165
                                                          =========    ==========   ==========   ==========

DEPRECIATION AND AMORTIZATION
     Broadcasting                                         $  24,998    $   23,223   $   49,969   $   37,778
     Newspaper publishing                                    14,411        12,213       28,741       20,413
     Other                                                      261           703          529          976
     Corporate                                                  584           329        1,077          635
                                                          ---------    ----------   ----------   ----------

         Total depreciation and amortization              $  40,254    $   36,468   $   80,316   $   59,802
                                                          =========    ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The Company owns 17 network-affiliated television stations that currently reach
14.2 percent of U.S. television households. In addition, the Company manages four television stations through local marketing agreements ("LMA"). Belo also publishes six daily newspapers. The following table sets forth the Company's major media assets by segment as of June 30, 1998:

----------------------------------------------------------------------------------------------------------------
BROADCASTING
----------------------------------------------------------------------------------------------------------------
                                                                 NETWORK
       MARKET           MARKET RANK(a)         STATION         AFFILIATION         STATUS             ACQUIRED
----------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
----------------------------------------------------------------------------------------------------------------
                                                                                     DAILY            SUNDAY
          NEWSPAPER                       LOCATION                ACQUIRED       CIRCULATION(b)   CIRCULATION(b)
----------------------------------------------------------------------------------------------------------------
The Dallas Morning News                  Dallas, TX                  (c)             521,162           795,030
The Providence Journal                 Providence, RI           February 1997        166,968           239,466
The Press-Enterprise                   Riverside, CA              July 1997          166,708           173,187
Messenger-Inquirer                     Owensboro, KY             January 1996         32,008            34,864
The Eagle                        Bryan-College Station, TX      December 1995         23,033            27,929
The Gleaner                            Henderson, KY              March 1997          11,460            13,487
----------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
OTHER
-----------------------------------------------------------------------------------------------------------------
                   COMPANY                                                 DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
Northwest Cable News                              Cable news network distributed to approximately 2 million homes
dallasnews.com                                    Web site featuring daily content from The Dallas Morning News
projo.com                                         Web site featuring daily content from The Providence Journal
Belo Productions, Inc.                            Produces television programming
-----------------------------------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on May 1998 Nielsen estimates.

(b) Average paid circulation for the six months ended March 31, 1998, according to the Audit Bureau of Circulation's FAS-FAX report.

(c)  The first issue of The Dallas Morning News was published October 1, 1885.


Net earnings for the second quarter and year-to-date 1998 were $29,823 (24 cents per share) and $43,458 (34 cents per share) compared to $26,313 (21 cents per share) and $43,940 (41 cents per share) for the same periods in 1997. Results for 1998 include the effect of 1997 acquisitions, including: The Providence Journal Company ("PJC") on February 28, 1997, which included nine television stations and a daily newspaper; The Gleaner (Henderson, KY) on March 31, 1997; and The Press-Enterprise (Riverside, CA) on July 25, 1997. In addition to these acquisitions, the Company exchanged KIRO-TV (Seattle, WA) for KMOV-TV (St. Louis, MO) effective June 2, 1997 and acquired KENS-TV (San Antonio, TX) in an exchange for Belo's interest in TVFN, a cable network, on October 15, 1997. Net earnings and earnings per share for the six month period in 1998 were lower than comparable 1997 results due to higher amortization and interest expense and a greater number of average shares outstanding as a result of the acquisitions described above.

To enhance comparability of the Company's segment results of operations for the three and six months ended June 30, 1998 and 1997, certain information below is presented on an "as adjusted" basis and reflects the transactions noted above as though each had occurred at the beginning of 1997. The discussion that follows compares segment operations on an adjusted basis only.



THREE MONTHS ENDED JUNE 30,                 AS ADJUSTED                              AS REPORTED
(IN THOUSANDS)                    1998         1997      % CHANGE       1998             1997        % CHANGE
--------------------------------------------------------------------------------------------------------------
Revenues
   Broadcasting                $ 163,142    $ 155,782      4.7%      $ 163,142         $152,194          7.2%
   Newspaper publishing          200,578      194,773      3.0%        200,578          171,358         17.1%
   Other                           2,550        2,440      4.5%          2,550            8,265        (69.1%)

Operating cash flow(1)
   Broadcasting                $  72,989    $  71,584      2.0%      $  72,989         $ 68,072          7.2%
   Newspaper publishing           59,150       57,432      3.0%         59,150           53,038         11.5%
   Other                          (1,198)        (704)   (70.2)%        (1,198)          (5,052)        76.3%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                   AS ADJUSTED                               AS REPORTED
(IN THOUSANDS)                    1998         1997      % CHANGE        1998            1997         % CHANGE
--------------------------------------------------------------------------------------------------------------
Revenues
   Broadcasting                $ 299,850    $ 280,693      6.8%      $ 299,850       $  244,196         22.8%
   Newspaper publishing          390,748      376,948      3.7%        390,748          308,537         26.6%
   Other                           5,132        4,916      4.4%          5,132           11,786        (56.5%)

Operating cash flow(1)
   Broadcasting                $ 121,602    $ 114,711      6.0%      $ 121,602        $  99,496         22.2%
   Newspaper publishing          113,197      112,160      0.9%        113,197          100,115         13.1%
   Other                          (2,558)      (1,395)   (83.4)%        (2,558)          (6,313)        59.5%
--------------------------------------------------------------------------------------------------------------
(1)  Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and newspaper publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity.
     However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


Broadcasting

Broadcasting revenues for the second quarter of 1998 were $163,142, an increase of 4.7 percent over second quarter 1997 revenues of $155,782. On a year-to-date basis, revenues of $299,850 were up 6.8 percent over 1997 revenues of $280,693. The majority of the revenue increase between the quarterly periods is due to significant political advertising revenues. The majority of Belo's 17 television stations reported an increase in political advertising revenue in the second quarter of 1998, with the most significant increases noted in Dallas and Houston
(TX), Sacramento, CA and Louisville, KY. In addition to Congressional and Gubernatorial races, issues advertising also contributed to the increase in political revenues. Local advertising revenues were up 1.6 percent for the quarter as automotive gains in Dallas, Houston and Portland were partially offset by local declines in Seattle and Sacramento. National advertising revenues increased slightly over last year. Higher revenues from Belo's LMA stations in Seattle and Spokane and improved telecommunications and automotive advertising in Portland were substantially offset by lower national revenues in Dallas, due to lower telecommunications advertising and a shift in national automotive advertising to local.

Year-to-date political revenues were up $6,222 compared to the same period last year due mostly to statewide election campaigns in Texas, California and Kentucky. Local advertising increased 6.6 percent for the six-month period due to gains in automotive spending and broadcast of the Winter Olympics on the Company's six CBS stations. National advertising revenues for the year-to-date period were up slightly as significant gains in Sacramento, St. Louis and Portland, were mostly offset by declines in Dallas, Norfolk and New Orleans.

Broadcasting operating cash flow margins for the second quarter of 1998 and 1997 were 44.7 percent and 46 percent, respectively. Margins for the year-to-date periods were 40.6 percent for 1998 and 40.9 percent for 1997. Broadcasting operating cash flow for the quarter was $72,989 in 1998 versus $71,584 in 1997, an improvement of 2 percent. Year-to-date broadcasting operating cash flow was $121,602 for 1998, or 6 percent better than the prior year. Second quarter cash expenses for broadcasting increased 7.1 percent in 1998 versus 1997, while year-to-date cash expenses were up 7.4 percent. These increases were due primarily to higher salaries, wages and employee benefits of 7.3 percent for the quarter and 7.6 percent year-to-date. Contributing to the increase in employee costs were more employees, normal merit adjustments, overtime, and higher benefit costs. Other production, distribution and operating costs in 1998 were up 6.9 percent for the quarter and 7.3 percent year-to-date, due primarily to higher programming expenses and costs related to covering the Olympics during the first quarter.

Newspaper Publishing

Newspaper publishing revenues for the second quarter of 1998 were $200,578 compared to second quarter 1997 revenues of $194,773. Publishing revenues for the year-to-date 1998 and 1997 periods were $390,748 and $376,948, respectively. Revenues for Belo's largest newspaper, The Dallas Morning News were up 2.9 percent for the quarter and 3.3 percent year-to-date. Classified advertising revenues were up as a result of higher average rates for both the quarter and year-to-date periods. Retail advertising revenues, which were flat for the first three months of 1998, were down slightly for the second quarter and year-to-date, due to lower volumes. Part of the volume decline was due to certain customers switching to total market coverage (TMC) advertising. As a result, other advertising revenues, which include TMC, were up for the second quarter and six-month periods of 1998. General advertising revenues were down for the quarter and year-to-date periods in 1998 due to lower volumes and average rates. Circulation revenues were also down for the quarter due to Daily and Sunday volume declines of 1.3 percent and 1.8 percent, respectively. Year-to-date circulation volumes were down 1.3 percent and 1.4 percent for Daily and Sunday.

Revenues for The Providence Journal were up 4.1 percent and 6.7 percent for the three and six month periods of 1998 as compared to 1997. Retail advertising for both periods was up significantly due to higher average rates and volume gains in the electronics, telecommunications, finance and automotive categories. Classified advertising revenues were also higher in 1998 due to higher rates and volume gains in the employment category, offset by declines in real estate and classified automotive advertising. General advertising revenues declined in 1998 due to lower automotive volumes. Circulation revenues were down slightly due to volume declines of 1.7 percent (both Daily and Sunday) for the quarter and 1.5 percent (Daily) and 1.8 percent (Sunday) for the year-to-date period.

Riverside Press-Enterprise revenues improved 5 percent for the quarter and 4.7 percent year-to-date due to increases in nearly all advertising categories. Revenue gains in classified advertising were the result of higher average rates, partially offset by lower automotive and real estate volumes. General advertising gains were volume driven, due to increases in the telecommunications and automotive categories. Retail advertising gains in 1998 as compared to 1997 were due to higher average rates, despite volume declines, particularly in the office supplies, department and discount stores, home improvement and furnishing categories. Circulation revenue for the six month period was up slightly when compared to the prior year due to volume increases of 1.5 percent Daily and .4 percent Sunday. Quarter-to-quarter circulation revenue was flat.

The newspaper publishing operating cash flow margin for each of the second quarters of 1998 and 1997 was 29.5 percent. Year-to-date newspaper publishing operating cash flow margins were 29 percent and 29.8 percent in 1998 and 1997, respectively. Publishing operating cash flow of $59,150 for the quarter and $113,197 year-to-date was 3 percent and .9 percent better, respectively, than the same periods in 1997. Newsprint, ink and other supplies expense was up 4.6 percent for the quarter and 9.6 percent for the six-month period, due to a higher average cost per metric ton compared with the same periods of 1997. Salaries, wages and employee benefits, which comprise more than 40 percent of publishing cash expenses, increased by only 2.4 percent and 3.6 percent for the three and six month periods in 1998, respectively, as compared to the prior year periods. Other production, distribution and operating costs increased 2.1 percent and 1.5 percent for the quarter and year-to-date periods of 1998, due primarily to higher outside services and advertising and promotion costs, partially offset by savings in distribution costs and lower bad debt expense.

Consolidated results

Depreciation and amortization expenses were higher for the three and six month periods of 1998 versus 1997 due to the effect of the prior year acquisitions. Higher borrowings, also as a result of 1997 acquisitions, resulted in higher quarter and year-to-date interest expense in 1998 compared to 1997. Additionally, approximately two-thirds of the Company's debt outstanding during the three and six month periods ended June 30, 1998 was fixed-rate debt carrying a weighted average effective interest rate of 7.3 percent. During the same periods in 1997, all of the Company's debt was borrowed under a revolving credit facility with a weighted average borrowing rate of approximately 6 percent.

The effective tax rate for both the quarter and year-to-date periods of 1998 was
46.8 percent, slightly lower than the rates for the three and six month periods in 1997 of 47.6 percent and 48.6 percent, respectively.

Liquidity and Capital Resources

Net cash provided by operations is the Company's primary source of liquidity. During the first six months of 1998, net cash provided by operations was $84,602, compared to $88,933 for the same period in 1997. Increases in 1998 cash earnings (defined as net earnings plus depreciation and amortization) and receivable collections were more than offset by greater working capital requirements for interest and bonuses in the current year and the timing of payments of income taxes, including those resulting from acquisition-related transactions. Net cash provided by operations was sufficient to fund capital expenditures and common stock dividends.

At June 30, 1998, the Company had $1 billion in fixed-rate debt securities. The weighted average effective interest rate for these debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issues of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At June 30, 1998, the Company had a $1 billion five-year variable-rate revolving credit agreement with a syndicate of 27 banks under which borrowings were $455,000. In addition, the Company had $105,800 of short-term unsecured notes outstanding at June 30, 1998. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements. The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 1998, the Company was in compliance with all debt covenant requirements.

On June 25, 1998, the Company announced its intention to repurchase shares from time to time under its existing share repurchase authorization. This repurchase authority covered approximately 10.7 million shares at the time of the announcement. It is anticipated that share repurchases will be made in the open market and in privately negotiated transactions. As of June 30, 1998, 10,000 shares had been repurchased for an aggregate purchase price of $230. During July, the Company repurchased an additional 180,000 shares of its stock for an aggregate cost of approximately $4,308. These purchases were funded primarily through borrowings under the Company's revolving credit facility.

Capital expenditures for the first six months of 1998 were $31,708, the majority of which were for publishing and broadcast equipment purchases, including expenditures for the conversion to digital television.

During the first six months of 1998, the Company paid dividends of $15,003 or 12 cents per share on Series A and Series B common stock outstanding, compared to $10,783 or 11 cents per share during the comparable 1997 period. The higher dividends in 1998 were due to the higher dividend rate and a larger number of shares outstanding as a result of the February 1997 PJC acquisition. Furthermore, during the second quarter, the Company completed a two-for-one stock split in the form of a dividend. All record holders of Series A and Series B common stock as of May 22, 1998 received an equal number of Series A or Series B shares on June 5, 1998. All information set forth in this report, including earnings and dividends per share and average shares outstanding, has been restated to retroactively reflect the stock split.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

There are a number of legal proceedings pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the operations or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on May 13, 1998. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:


         Nominee                                          For                               Withheld
         -------                                          ---                               --------
     Judith L. Craven, M.D., M.P.H.                   123,305,780                           415,295
     Stephen Hamblett                                 119,258,060                         4,463,015
     Dealey D. Herndon                                123,290,055                           431,020
     Ward L. Huey, Jr.                                123,257,608                           463,467
     James M. Moroney, Jr.                            123,267,601                           453,474
     Hugh G. Robinson                                 123,299,212                           421,863

In addition to the election of directors, the Company's shareholders approved an additional proposal to amend the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 150 million to 450 million. The following chart indicates the number of votes cast for and against the second proposal as well as the number of abstentions and broker non-votes:


     For                       110,176,981
     Against                    13,346,091
     Abstain                       198,003
     Broker non-votes                  --


ITEM 5.  OTHER INFORMATION

Shareholder proposals to be presented at the 1999 Annual Meeting of Shareholders, for inclusion in the Company's Proxy Statement and form of Proxy relating to that meeting, must be received by the Company at its principal executive offices in Dallas, Texas, addressed to the Secretary of the Company, not later than December 5, 1998. Such proposals, and any nomination of candidates for election as directors, must comply with the bylaws of the Company and the requirements of Regulation 14A of the Securities Exchange Act of 1934. The Company intends to exercise discretionary voting authority granted under any Proxy which is executed and returned to the Company on any matter that may properly come before the 1999 Annual Meeting of Shareholders, unless written notice of the matter is delivered to the Company at its principal executive offices in Dallas, Texas, addressed to the Secretary of the Company, not later than February 17, 1999, or such other date specified by the Company's bylaws.

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

        3.4 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1995 Form 10-K/A)

        3.5 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the Company's Annual Report on Form 10-K dated February 28, 1996 (the "1995 Form 10-K"))

        3.6 Certificate of Amendment of Certificate of Incorporation of the Company dated May 15, 1998

        3.7 * Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.6 to the 1995 Form 10-K/A)

        3.8 * Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form 10-K/A)

        3.9 * Amended and Restated Bylaws of the Company, effective February 13, 1998 (Exhibit 3.8 to the Company's Annual Report on Form 10-K dated March 18, 1998 (the "1997 Form 10-K"))

        4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.8 above

        4.2 * Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the 1997 Form 10-K)

        4.3 * Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the 1997 Form 10-K)

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
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

              (1) * Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "2nd Quarter 1997 Form 10-Q"))

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

              (1) * Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995 Form 10-K/A)

       EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------

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

              ~(2)    The A. H. Belo Corporation 1986 Long-Term Incentive Plan:
                  *   (a)  The A. H. Belo Corporation 1986 Long-Term Incentive
                           Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3 (2) to the Company's Annual Report on Form 10-K dated March 10, 1997 (the "1996 Form 10-K"))
                  *   (b)  Amendment No. 6 to 1986 Long-Term Incentive Plan
                          (Exhibit 10.3 (2)(b) to the 1997 Form 10-K)
                  *   (c)  Amendment No. 7 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(9) to the 1995 Form 10-K)
                      (d)  Amendment No. 8 to 1986 Long-Term Incentive Plan

              ~(3)* A. H. Belo Corporation 1995 Executive Compensation Plan as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3 (3) to the 1997 Form 10-K)
                      (a) Amendment to 1995 Executive Compensation Plan dated July 21, 1998

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

       10.4   Agreements with officers:

              (1) Separation Agreement between A. H. Belo Corporation and
                  Michael D. Perry dated June 30, 1998

         12   Ratio of Earnings to Fixed Charges

         27   Financial Data Schedule

     (b) Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             A. H. BELO CORPORATION



August 7, 1998                               By: /s/ DUNIA A. SHIVE
                                                -------------------------------
                                                Dunia A. Shive
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX



                                                                                                     SEQUENTIAL
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

3.6      Certificate of Amendment of Certificate of Incorporation of the Company dated
         May 15, 1998                                                                                     ___

3.7      Amended Certificate of Designation of Series A Junior Participating Preferred
         Stock of the Company dated May 4, 1988 (Exhibit 3.6 to the 1995 Form 10-K/A)                     N/A

3.8      Certificate of Designation of Series B Common Stock of the Company dated May 4,
         1995 Form 10-K/A)                                                                                N/A

3.9      Amended and Restated Bylaws of the Company, effective February 13, 1998 (Exhibit 3.8 to the Company's Annual Report on Form 10-K dated March 18, 1998 (the "1997
         Form 10-K"))                                                                                     N/A

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



                                                                                                     SEQUENTIAL
EXHIBIT                                                                                                 PAGE
NUMBER                     DESCRIPTION                                                                 NUMBER
------                     -----------                                                                 -------

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

   10.1  Contracts relating to television broadcasting:

         (1)  Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC
              (Exhibit 10.1 (1) to the 1995 Form 10-K/A)                                                 N/A




                                                                                                     SEQUENTIAL
EXHIBIT                                                                                                 PAGE
NUMBER                     DESCRIPTION                                                                 NUMBER
------                     -----------                                                                 ------

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

        (2)   The A. H. Belo Corporation 1986 Long-Term Incentive Plan:
              (a) The A. H. Belo Corporation 1986 Long-Term Incentive Plan
                  (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5)(Exhibit 10.3(2) to the Company's Annual Report on
                  Form 10-K dated March 10, 1997 (the "1996 Form 10-K"))                                N/A
              (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit
                  10.3(2)(b) to the 1997 Form 10-K)                                                     N/A
              (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9)
                  to the 1995 Form 10-K)                                                                N/A
              (d) Amendment No. 8 to 1986 Long-Term Incentive Plan                                      ___

        (3)   A. H. Belo Corporation 1995 Executive Compensation Plan as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to
              the 1997 Form 10-K)                                                                        N/A
              (a) Amendment to 1995 Executive Compensation Plan dated
                  July 21, 1998                                                                          ___

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



                                                                                                      SEQUENTIAL
EXHIBIT                                                                                                 PAGE
NUMBER                     DESCRIPTION                                                                 NUMBER
------                     -----------                                                                 ------

10.4    Agreements with officers:

        (1)   Separation Agreement between A. H. Belo Corporation and Michael D.
              Perry dated June 30, 1998                                                                  ___

12 Ratio of Earnings to Fixed Charges                                                                    ___

27 Financial Data Schedule                                                                               N/A
