Form 10-Q
period 1998-09-30
BELO A H CORP
filed 1998-11-13
CIK 356080

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

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

                                YES  X    NO
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT OCTOBER 30, 1998
          -----                                 -------------------------------

Common Stock, $1.67 par value                            *120,570,850

* Consisting of 101,759,171 shares of Series A Common Stock and 18,811,679 shares of Series B Common Stock.

===============================================================================

                             A. H. BELO CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................      11


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      12

Item 2.           Changes in Securities and Use of Proceeds......................................      12

Item 3.           Defaults Upon Senior Securities................................................      12

Item 4.           Submission of Matters to a Vote of Security Holders............................      12

Item 5.           Other Information..............................................................      12

Item 6.           Exhibits and Reports on Form 8-K...............................................      12


                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries


                                                                    Three months ended            Nine months ended
                                                                       September 30,                September 30,
=======================================================================================================================
In thousands, except per share amounts
(unaudited)                                                        1998           1997           1998           1997
--------------------------------------                         -----------    -----------    -----------    -----------
NET OPERATING REVENUES
     Broadcasting                                              $   137,885    $   132,957    $   437,735    $   377,153
     Newspaper publishing                                          192,043        182,958        582,791        491,495
     Other                                                           2,690          3,141          7,822         14,927
                                                               -----------    -----------    -----------    -----------

         Total net operating revenues                              332,618        319,056      1,028,348        883,575

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                         112,513        103,931        338,004        276,419
     Other production, distribution and operating costs             90,024         86,040        260,687        233,518
     Newsprint, ink and other supplies                              42,894         40,170        127,972        106,756
     Depreciation                                                   20,717         18,975         63,686         52,837
     Amortization                                                   18,704         17,832         56,051         43,772
                                                               -----------    -----------    -----------    -----------

         Total operating costs and expenses                        284,852        266,948        846,400        713,302
                                                               -----------    -----------    -----------    -----------

              Earnings from operations                              47,766         52,108        181,948        170,273

OTHER INCOME AND EXPENSE
     Interest expense                                              (27,124)       (26,903)       (81,721)       (63,224)
     Other, net                                                        355            998          2,477          4,601
                                                               -----------    -----------    -----------    -----------

         Total other income and expense                            (26,769)       (25,905)       (79,244)       (58,623)

EARNINGS
     Earnings before income taxes                                   20,997         26,203        102,704        111,650
     Income taxes                                                   11,290         11,245         49,539         52,752
                                                               -----------    -----------    -----------    -----------

         Net earnings                                          $     9,707    $    14,958    $    53,165    $    58,898
                                                               ===========    ===========    ===========    ===========

NET EARNINGS PER SHARE
     Basic                                                     $       .08    $       .12    $       .43    $       .52
     Diluted                                                   $       .08    $       .12    $       .42    $       .52
AVERAGE SHARES OUTSTANDING
     Basic                                                         123,784        123,914        124,605        112,816
     Diluted                                                       124,881        125,548        126,170        114,126

CASH DIVIDENDS DECLARED PER SHARE                              $       .12    $       .11    $       .24    $       .22
                                                               ===========    ===========    ===========    ===========
-----------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries


=====================================================================================================
Dollars in thousands                                                     September 30,   December 31,
(Current year unaudited)                                                     1998            1997
------------------------                                                 ------------    ------------
ASSETS

Current assets:
     Cash and temporary cash investments                                 $     18,702    $     11,852
     Accounts receivable, net                                                 186,959         220,297
     Other current assets                                                      48,845          44,847
                                                                         ------------    ------------
         Total current assets                                                 254,506         276,996

Property, plant and equipment, net                                            618,757         608,318
Intangible assets, net                                                      2,563,819       2,626,953
Other assets                                                                  104,821         110,687
                                                                         ------------    ------------
         Total assets                                                    $  3,541,903    $  3,622,954
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $     41,458    $     43,818
     Accrued expenses                                                          86,828         104,084
     Other current liabilities                                                 44,871          66,560
                                                                         ------------    ------------
         Total current liabilities                                            173,157         214,462

Long-term debt                                                              1,600,020       1,614,045
Deferred income taxes                                                         439,761         435,695
Other liabilities                                                              36,913          32,748

Shareholders' equity:
     Preferred stock
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 103,156,683 shares at September 30, 1998
          and 52,998,586 shares at December 31, 1997                          172,272          88,508
         Series B:  Issued 18,781,056 shares at September 30, 1998
          and 9,283,001 shares at December 31, 1997                            31,364          15,503
      Additional paid-in capital                                              900,531       1,015,345
      Retained earnings                                                       185,717         203,276
      Accumulated other comprehensive income                                    2,272           4,144
                                                                         ------------    ------------
          Total                                                             1,292,156       1,326,776

      Less deferred compensation - restricted shares                             (104)           (772)
                                                                         ------------    ------------
          Total shareholders' equity                                        1,292,052       1,326,004

              Total liabilities and shareholders' equity                 $  3,541,903    $  3,622,954
                                                                         ============    ============
-----------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                   Nine months ended September 30,
==================================================================================================
In thousands
(unaudited)                                                             1998            1997
------------                                                        ------------    ------------
OPERATIONS
     Net earnings                                                   $     53,165    $     58,898
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                              119,737          96,609
              Deferred income taxes                                        6,895          25,876
              Other, net                                                   9,411            (706)
              Net change in current assets and liabilities:
                  Accounts receivable                                     33,814          (2,301)
                  Other current assets                                    (4,304)         (4,510)
                  Accounts payable                                        (5,560)         (1,711)
                  Accrued expenses                                       (19,337)         (1,413)
                  Other current liabilities                              (24,781)          2,088
                                                                    ------------    ------------
         Net cash provided by operations                                 169,040         172,830

INVESTING
     Acquisitions                                                             --        (852,058)
     Capital expenditures                                                (59,694)        (50,263)
     Other, net                                                           (4,226)         (6,626)
                                                                    ------------    ------------
         Net cash used for investing                                     (63,920)       (908,947)

FINANCING
     Net payments on revolving debt                                      (10,825)     (1,058,574)
     Purchases of treasury stock                                         (72,533)             --
     Payment of dividends on stock                                       (22,466)        (17,600)
     Net proceeds from exercise of stock options                           7,554           6,007
     Borrowings for acquisitions                                              --       1,025,545
     Refinancing of Providence Journal debt                                   --        (200,000)
     Net proceeds from fixed rate debt offering                               --         989,994
                                                                    ------------    ------------
         Net cash provided by (used for) financing                       (98,270)        745,372

Net increase in cash and temporary cash investments                        6,850           9,255

Cash and temporary cash investments at beginning of period                11,852          13,829
                                                                    ------------    ------------

Cash and temporary cash investments at end of period                $     18,702    $     23,084
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                      $     73,538    $     44,262
     Income taxes paid, net of refunds                              $     79,797    $     49,556
     Value of stock issued for acquisition                          $         --    $    870,399
     KIRO/KMOV asset exchange                                       $         --    $    152,000
                                                                    ------------    ------------
------------------------------------------------------------------------------------------------

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting requirements for comprehensive income and its components, but has no effect on the Company's net earnings or total shareholders' equity. SFAS No. 130, among other things, requires unrealized gains and losses related to available-for-sale securities to be included in other comprehensive income. Previously, these amounts were reported as adjustments to retained earnings. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $8,825 and $17,046 respectively. Year-to-date comprehensive income was $51,293 and $62,422 for 1998 and 1997, respectively.

(3) On June 5, 1998, Belo completed a two-for-one stock split in the form of a dividend whereby one additional share of Series A or Series B Common Stock was issued for each corresponding share of Series A or Series B Common Stock held on May 22, 1998. A total of 62,653,941 shares (53,306,307 shares of Series A Common Stock and 9,347,634 shares of Series B Common Stock) were issued. In connection with the stock split, common stock was increased and additional paid in capital was charged for the aggregate par value of the shares that were issued. All per share data for the prior year have been restated to retroactively reflect the stock split.

         Prior to the split, the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 150 million to 450 million shares.

(4) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ending September 30, 1998 and 1997 (in thousands):


                                                  Three months ended    Nine months ended
                                                     September 30,        September 30,
                                                 -------------------   -------------------
                                                   1998       1997       1998       1997
                                                 --------   --------   --------   --------
Weighted average shares for basic earnings
    per share                                     123,784    123,914    124,605    112,816
Effect of employee stock options                    1,097      1,634      1,565      1,310
                                                 --------   --------   --------   --------
Weighted average shares for diluted earnings
   per share                                      124,881    125,548    126,170    114,126
                                                 --------   --------   --------   --------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries


 (5) Net operating revenues, earnings from operations, and depreciation and amortization by industry segment are shown below (in thousands):


                                                        Three months ended              Nine months ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       1998            1997            1998            1997
                                                   ------------    ------------    ------------    ------------
NET OPERATING REVENUES
     Broadcasting                                  $    137,885    $    132,957    $    437,735    $    377,153
     Newspaper publishing                               192,043         182,958         582,791         491,495
     Other                                                2,690           3,141           7,822          14,927
                                                   ------------    ------------    ------------    ------------

         Total net operating revenues              $    332,618    $    319,056    $  1,028,348    $    883,575
                                                   ============    ============    ============    ============

EARNINGS FROM OPERATIONS
     Broadcasting                                  $     24,732    $     26,063    $     96,365    $     87,781
     Newspaper publishing                                36,390          37,418         120,846         117,120
     Other                                               (2,127)         (1,648)         (5,214)         (8,937)
     Corporate expenses                                 (11,229)         (9,725)        (30,049)        (25,691)
                                                   ------------    ------------    ------------    ------------

         Total earnings from operations            $     47,766    $     52,108    $    181,948    $    170,273
                                                   ============    ============    ============    ============

DEPRECIATION AND AMORTIZATION
     Broadcasting                                  $     24,772    $     22,874    $     74,741    $     60,652
     Newspaper publishing                                13,427          13,229          42,168          33,642
     Other                                                  289             306             818           1,282
     Corporate                                              933             398           2,010           1,033
                                                   ------------    ------------    ------------    ------------

         Total depreciation and amortization       $     39,421    $     36,807    $    119,737    $     96,609
                                                   ============    ============    ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The Company owns 17 network-affiliated television stations that currently reach
14.3 percent of U.S. television households. In addition, the Company manages four television stations through local marketing agreements ("LMA"). Belo also publishes six daily newspapers. The following table sets forth the Company's major media assets by segment as of September 30, 1998:



BROADCASTING

--------------------- ------------------- ------------------ ---------------- ------------------ -------------------
                                                                 NETWORK
       MARKET           MARKET RANK(a)         STATION         AFFILIATION         STATUS             ACQUIRED
--------------------- ------------------- ------------------ ---------------- ------------------ -------------------
Dallas-Fort Worth              7                WFAA               ABC              Owned            March 1950
Houston                       11                KHOU               CBS              Owned          February 1984
Seattle-Tacoma                12                KING               NBC              Owned          February 1997
Seattle-Tacoma                12                KONG               IND               LMA           February 1997
Sacramento                    20                KXTV               ABC              Owned          February 1984
St. Louis                     21                KMOV               CBS              Owned            June 1997
Portland                      24                 KGW               NBC              Owned          February 1997
Charlotte                     28                WCNC               NBC              Owned          February 1997
San Antonio                   37                KENS               CBS              Owned           October 1997
Hampton-Norfolk               40                WVEC               ABC              Owned          February 1984
New Orleans                   41                 WWL               CBS              Owned            June 1994
Louisville                    48                WHAS               ABC              Owned          February 1997
Albuquerque                   49                KASA               FOX              Owned          February 1997
Tulsa                         59                KOTV               CBS              Owned          February 1984
Honolulu                      71                KHNL               NBC              Owned          February 1997
Honolulu                      71                KFVE               UPN               LMA           February 1997
Spokane                       72                KREM               CBS              Owned          February 1997
Spokane                       72                KSKN               UPN               LMA           February 1997
Tucson                        78                KMSB               FOX              Owned          February 1997
Tucson                        78                KTTU               UPN               LMA           February 1997
Boise                        125                KTVB               NBC              Owned          February 1997
--------------------- ------------------- ------------------ ---------------- ------------------ -------------------



NEWSPAPER PUBLISHING

------------------------------- ----------------------------- ----------------- ----------------- ------------------
                                                                                     DAILY             SUNDAY
          NEWSPAPER                       LOCATION                ACQUIRED       CIRCULATION(b)    CIRCULATION(b)
------------------------------- ----------------------------- ----------------- ----------------- ------------------
The Dallas Morning News                  Dallas, TX                  (c)             515,181           780,084
The Providence Journal                 Providence, RI           February 1997        167,381           239,193
The Press-Enterprise                   Riverside, CA              July 1997          161,612           168,222
Messenger-Inquirer                     Owensboro, KY             January 1996         31,767            34,991
The Eagle                        Bryan-College Station, TX      December 1995         22,449            27,219
The Gleaner                            Henderson, KY              March 1997          11,152            13,167
------------------------------- ----------------------------- ----------------- ----------------- ------------------


--------------------------------------------------------------------------------------------------------------------
OTHER
--------------------------------------------------------------------------------------------------------------------

                   COMPANY                                                 DESCRIPTION
--------------------------------------------------------------------------------------------------------------------
Northwest Cable News                    Cable news network distributed to approximately 2 million homes
dallasnews.com                          Web site featuring daily content from The Dallas Morning News
projo.com                               Web site featuring daily content from The Providence Journal
Belo Productions, Inc.                  Produces television programming
---------------------------------------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on July 1998 Nielsen estimates.

(b) Average paid circulation for the six months ended September 30, 1998, according to the Audit Bureau of Circulation's FAS-FAX report.

(c) The first issue of The Dallas Morning News was published October 1, 1885.

Net earnings for the third quarter and year-to-date 1998 were $9,707 (8 cents per share) and $53,165 (42 cents per share) compared to $14,958 (12 cents per share) and $58,898 (52 cents per share) for the same periods in 1997. Results for 1998 include the effect of 1997 acquisitions, including: The Providence Journal Company ("PJC") on February 28, 1997, which included nine television stations and a daily newspaper; The Gleaner (Henderson, KY) on March 31, 1997; and The Press-Enterprise (Riverside, CA) on July 25, 1997. In addition to these acquisitions, the Company exchanged KIRO-TV (Seattle, WA) for KMOV-TV (St. Louis, MO) effective June 2, 1997 and acquired KENS-TV (San Antonio, TX) in an exchange for Belo's interest in TVFN, a cable network, on October 15, 1997. Net earnings and earnings per share for year-to-date 1998 were lower than comparable 1997 results due primarily to higher amortization and interest expense and a greater number of average shares outstanding as a result of the acquisitions described above.

To enhance comparability of the Company's segment results of operations for the three and nine months ended September 30, 1998 and 1997, certain information below is presented on an "as adjusted" basis and reflects the transactions noted above as though each had occurred at the beginning of 1997. The discussion that follows compares segment operations on an adjusted basis only.



THREE MONTHS ENDED                         AS ADJUSTED                             AS REPORTED
SEPTEMBER 30,                ------------------------------------     ------------------------------------
(IN THOUSANDS)                  1998          1997       % CHANGE        1998          1997       % CHANGE
--------------------------   ----------    ----------    --------     ----------    ----------    --------
Revenues
   Broadcasting              $  137,885    $  139,484        (1.1)%   $  137,885    $  132,957         3.7%
   Newspaper publishing         192,043       190,743          .7%       192,043       182,958         5.0%
   Other                          2,690         2,088        28.8%         2,690         3,141       (14.4)%


Operating cash flow (1)
   Broadcasting              $   49,504    $   51,845        (4.5)%   $   49,504    $   48,937         1.2%
   Newspaper publishing          49,817        51,754        (3.7)%       49,817        50,647        (1.6)%
   Other                         (1,838)       (1,172)      (56.8)%       (1,838)       (1,342)      (37.0)%




NINE MONTHS ENDED                        AS ADJUSTED                           AS REPORTED
SEPTEMBER 30,                ----------------------------------     ----------------------------------
(IN THOUSANDS)                 1998         1997       % CHANGE       1998         1997       % CHANGE
--------------------------   ---------    ---------    --------     ---------    ---------    --------
Revenues
   Broadcasting              $ 437,735    $ 420,177         4.2%    $ 437,735    $ 377,153        16.1%
   Newspaper publishing        582,791      567,691         2.7%      582,791      491,495        18.6%
   Other                         7,822        7,004        11.7%        7,822       14,927       (47.6)%

Operating cash flow (1)
   Broadcasting              $ 171,106    $ 166,556         2.7%    $ 171,106    $ 148,433        15.3%
   Newspaper publishing        163,014      163,912         (.5)%     163,014      150,762         8.1%
   Other                        (4,396)      (2,568)      (71.2)%      (4,396)      (7,655)       42.6%



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

Broadcasting

Broadcasting revenues for the third quarter of 1998 were $137,885, a decrease of
1.1 percent compared to third quarter 1997 revenues of $139,484. On a year-to-date basis, revenues of $437,735 were up 4.2 percent over 1997 revenues of $420,177. Third quarter revenues were down in both local and national advertising (3.7 percent and 9.6 percent, respectively). Local advertising revenue declines were most significant at Belo's stations in Houston, Seattle, Sacramento and St. Louis. The decline in national advertising was fueled by lower automotive advertising revenues following this summer's General Motors autoworkers' strike. These declines were partially offset by significant gains in political advertising from local, state and national elections. The majority of Belo's 17 television stations reported increases in political advertising revenue in the third quarter of 1998, with the most significant increases noted in Dallas, Houston, Sacramento, Seattle and Louisville.

Year-to-date political revenues were up $12,560 compared to the same period last year due mostly to state-wide election campaigns in Texas, California, Washington and Kentucky. Local advertising revenue increased 3.2 percent for the nine-month period due to first and second quarter gains in automotive advertising and broadcast of the Winter Olympics on the Company's six CBS stations. National advertising revenues for the year-to-date period were down
2.5 percent primarily due to the third quarter decline in automotive advertising as discussed above.

Broadcasting operating cash flow margins for the third quarter of 1998 and 1997 were 35.9 percent and 37.2 percent, respectively. Margins for the year-to-date periods were 39.1 percent for 1998 and 39.6 percent for 1997. Broadcasting operating cash flow for the quarter was $49,504 in 1998 versus $51,845 in 1997, a decrease of 4.5 percent. Year-to-date broadcasting operating cash flow was $171,106 in 1998, or 2.7 percent better than the prior year. Third quarter cash expenses for broadcasting increased just .8 percent in 1998 versus 1997 due to lower discretionary spending and bonus accruals. Year-to-date cash expenses were up 5.1 percent in 1998 versus 1997. The increase was primarily due to higher salaries, wages and employee benefits and higher programming costs. Contributing to the increase in employee costs were more employees, normal merit adjustments, overtime and higher benefit costs. Programming expenses increased due to higher year-to-date syndicated programming costs. Cash expenses for the year-to-date period were also higher due to costs related to Olympic coverage during the first quarter.

Newspaper Publishing

Newspaper publishing revenues for the third quarter of 1998 were $192,043 compared to third quarter 1997 revenues of $190,743. Publishing revenues for the year-to-date 1998 and 1997 periods were $582,791 and $567,691, respectively. Revenues for Belo's largest newspaper, The Dallas Morning News, were down .6 percent for the quarter but were 2 percent higher in the year-to-date period. Both third quarter and year-to-date 1998 advertising revenues were affected by declines in retail advertising, due in part to lower department store linage, along with lower telecommunications advertising in the general category. Classified advertising revenue was up .4 percent over third quarter 1997 and 5 percent for the nine-month period due primarily to higher rates. However, the impact of volume declines in the classified employment category, which has a very high rate structure, has also depressed overall revenue growth. Circulation revenues were down 5.7 percent for the quarter due to daily and Sunday volume declines of .6 percent and 1.3 percent, respectively. Year-to-date circulation revenues were down 5.6 percent as volumes declined 1 percent and 1.4 percent for daily and Sunday, respectively.

Revenues for The Providence Journal were up 3.3 percent and 5.5 percent for the three and nine-month periods of 1998 as compared to 1997. Retail advertising revenue for both periods was up significantly due to higher average rates and first and second quarter volume gains in the electronics, office/computer equipment and automotive categories. Classified advertising revenues were also higher in 1998 due to higher rates and volume gains in the employment category, partially offset by declines in real estate and classified automotive advertising. Third quarter 1998 general advertising revenues increased due to higher rates. On a year-to-date basis, general advertising revenue was down due to a loss in volume related to airline advertising. Circulation revenues for the quarter and year-to-date periods were down slightly due to volume declines. Circulation volumes for the quarter were down 1.7 percent daily and 1.3 percent Sunday. Year-to-date circulation volumes were down 1.5 percent and 1.6 percent for daily and Sunday, respectively.

Riverside Press-Enterprise revenues improved 6.6 percent for the quarter and 5.4 percent year-to-date due mostly to increases in classified advertising. For the quarter, gains in classified advertising were volume driven, due mostly to employment advertising. Year-to-date classified revenue gains were due to higher rates, which were slightly offset by lower volumes.

The newspaper publishing operating cash flow margins for the third quarters of 1998 and 1997 were 25.9 percent and 27.1 percent, respectively. Year-to-date newspaper publishing operating cash flow margins were 28 percent and 28.9 percent in 1998 and 1997, respectively. Publishing operating cash flow of $49,817 for the quarter and $163,014 year-to-date was down 3.7 percent and .5 percent, respectively, compared to the same periods in 1997. Newsprint, ink and other supplies expense was up 3.3 percent for the quarter and 7.4 percent for the nine-month period due to a higher average cost per metric ton compared with the same periods of 1997. Salaries, wages and employee benefits increased by only .7 percent and 2.6 percent for the three and nine-month periods in 1998, respectively, compared to the prior year periods. Other production, distribution and operating costs increased 4 percent for the quarter and 2.4 percent for the year-to-date period, due primarily to higher distribution costs and advertising and promotion efforts, partially offset by lower bad debt expense.

Consolidated results

Depreciation and amortization expenses were higher for the three and nine-month periods of 1998 versus 1997 due to the effect of the prior year acquisitions. Higher borrowings, as a result of 1997 acquisitions and 1998 share repurchases, resulted in higher quarter and year-to-date interest expense in 1998 compared to 1997. Additionally, approximately two-thirds of the Company's debt outstanding during the three and nine-month periods ended September 30, 1998 was fixed-rate debt carrying a weighted average effective interest rate of 7.3 percent. The fixed-rate debt was issued during the second and third quarters of 1997 and replaced borrowings under the Company's revolving credit facility, which is at lower rates.

The effective tax rates for the quarter and year-to-date periods of 1998 were
53.8 percent and 48.2 percent, respectively. These rates are higher than the rates for the three and nine-month periods in 1997 of 42.9 percent and 47.2 percent, respectively, due to revisions in estimated pre-tax earnings for the year, as well as a higher effective state rate in 1998.

Liquidity and Capital Resources

Net cash provided by operations is the Company's primary source of liquidity. During the first nine months of 1998, net cash provided by operations was $169,040 compared to $172,830 for the same period in 1997. Increases in 1998 cash earnings (defined as net earnings plus depreciation and amortization) and receivable collections were more than offset by greater working capital requirements for interest, 1997 bonus payments in the current year and the timing of payments for income taxes, including those resulting from acquisition-related transactions. Net cash provided by operations was sufficient to fund capital expenditures, common stock dividends and share repurchases.

At September 30, 1998, the Company had $1 billion in fixed-rate debt securities. The weighted average effective interest rate for these debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issues of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At September 30, 1998, the Company had a $1 billion five-year variable-rate revolving credit agreement with a syndicate of 27 banks under which borrowings were $455,000. In addition, the Company had $122,300 of short-term unsecured notes outstanding at September 30, 1998. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements. The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 1998, the Company was in compliance with all debt covenant requirements.

On June 25, 1998, the Company announced its intention to repurchase shares from time to time under its existing share repurchase authorization. This repurchase authority covered approximately 10.7 million shares at the time of the announcement. As of September 30, 1998, 3,519,100 shares had been repurchased for an aggregate purchase price of $72,533. During October, the Company repurchased an additional 1,404,200 shares of its stock for an aggregate cost of approximately $24,191. All treasury shares purchased during 1998 have been retired.

Capital expenditures for the first nine months of 1998 were $59,694, the majority of which were for publishing and broadcast equipment purchases, including expenditures for the conversion to digital television. In October 1998, The Dallas Morning News entered into an agreement to purchase a new press that will provide greater production flexibility. The estimated cost to purchase and install the new press, which is included in the 1999 and 2000 capital plans, is approximately $36 million.

The new press will replace an existing press that, because of production limitations, contributes significantly less than The Dallas Morning News' other presses. The current output of the existing press can be managed by the other presses. Accordingly, in the fourth quarter of 1998, the existing press was placed for sale. Disposal of the existing press will result in a non-cash charge estimated to be approximately $0.06 per share in the fourth quarter of 1998.

During the first nine months of 1998, the Company paid dividends of $22,466 or 18 cents per share on Series A and Series B common stock outstanding, compared to $17,600 or 16-1/2 cents per share during the comparable 1997 period. The higher dividends in 1998 were due to the higher dividend rate and a larger number of shares outstanding as a result of the February 1997 PJC acquisition. Furthermore, during the second quarter of 1998, the Company completed a two-for-one stock split in the form of a dividend. All record holders of Series A and Series B common stock as of May 22, 1998 received an equal number of Series A or Series B shares on June 5, 1998. All prior year information set forth in this report, including earnings and dividends per share and average shares outstanding, has been restated to retroactively reflect the stock split.

Other Matters

In the last several months, the Company has experienced a slowdown in advertising demand at The Dallas Morning News and in national television advertising. The Company plans to approach the next 18 months proactively by anticipating reduced economic activity overall. This approach will include accelerating initiatives to streamline and bolster the long-term competitive position of the Company's franchises. In addition, the Company announced a voluntary early retirement program that applies to certain employees of The Dallas Morning News and the Company's Broadcast Division. It is possible that other staff reductions will be made following the expiration of the early retirement offer. The retirement program will result in a charge to fourth quarter earnings, although the amount cannot be determined at this time.

The Company has performed an enterprise-wide evaluation to assess the ability of its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. The program includes the following phases: (1) project identification, (2) estimation of costs and target end dates, (3) system remediation or replacement, (4) testing, (5) integration and
(6) vendor compliance assessment. The Company has substantially completed the first two phases of the program and is actively managing projects in the other phases. All phases of the program are expected to be completed by the year 2000. The vendor assessment phase includes contacting significant third-party vendors in an effort to determine the state of their Year 2000 readiness. The Company has initiated formal communications with its significant vendors and is monitoring responses and implementing additional follow-up measures as necessary. However, there can be no assurances that IT and non-IT systems of third parties that the Company may rely upon will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to become Year 2000 compliant.

The Company believes the Year 2000 issues associated with its IT systems will be mitigated by the implementation of previously planned system replacements. Costs associated with these system replacements have been included in the Company's capital plans and have been funded primarily with cash provided by operations. The Company has expensed $3 million in connection with its Year 2000 program through September 30, 1998, including $2.8 million expensed in 1997, and does not expect remaining Year 2000 expenses to be significant. While the Company believes its Year 2000 projects will be completed on a timely basis, failure to successfully complete significant portions of its Year 2000 program could have a material adverse effect on various phases of the Company's newspaper and broadcasting operations, and therefore, on its operating results and financial condition.

Although, the Company has not adopted a formal contingency plan, it intends to assess alternatives or other contingency plans at the individual project level in the event Year 2000 issues arise.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, cash flows or other financial items and other statements, including Year 2000, that are not historical facts, are "forward-looking statements" as the term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K and in the Company's periodic press releases.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Under the Company's Amended and Restated Bylaws, a shareholder who wishes to propose business for consideration at the Annual Meeting or to nominate persons for election to the Board of Directors must deliver to the Company between February 12, 1999 and March 12, 1999 the information specified in the Company's Bylaws regarding such proposal or nomination. Under the SEC's Rule 14a-4, as recently amended, the Company may exercise discretionary voting authority under proxies it solicits to vote on a proposal made by a shareholder that the shareholder does not seek to include in the Company's proxy statement pursuant to Rule 14a-8, unless the Company is notified about the proposal between February 12, 1999 and March 12, 1999 and the shareholder satisfies the other requirements of Rule 14a-4(c). Separately, under SEC Rule 14a-8, a shareholder wishing to submit a proposal that qualifies for inclusion in the Company's proxy statement must submit his or her proposal to the Company before December 5, 1998 and must satisfy the other requirements of SEC Rule 14a-8. Copies of the Company's Bylaws and of SEC rules 14a-4 and 14a-8 may be obtained by contacting the Company's Corporate Secretary at P. O. Box 655237, Dallas, Texas 75265-5237, or by telephone at (214) 977-6606.

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


       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------
         2.1  *   Amended and Restated Agreement and Plan of Merger, dated as of September 26, 1996 (Appendix A of the Joint Proxy
                  Statement/Prospectus of Belo and Providence Journal included in Belo's Registration Statement on Form S-4 (Registration No.
                  333-19337) filed with the Commission on January 8, 1997)


       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------

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

         3.6  *   Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 15, 1998 (Exhibit 3.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1998 (the "2nd Quarter 1998 Form 10-Q"))

         3.7  *   Amended Certificate of Designation of Series A Junior
                  Participating Preferred Stock of the Company dated May 4, 1988
                  (Exhibit 3.6 to the 1995 Form 10-K/A)

         3.8  *   Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.7 to the 1995 Form
                  10-K/A)

         3.9      Amended and Restated Bylaws of the Company, effective
                  September 18, 1998

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.9 above

         4.2  *   Specimen Form of Certificate representing shares of the
                  Company's Series A Common Stock (Exhibit 4.2 to the Company's
                  Annual Report on Form 10-K dated March 18, 1998 (the "1997
                  Form 10-K"))

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

         4.6      Instruments defining rights of debt securities:

              (1) * Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "2nd
                      Quarter 1997 Form 10-Q"))


            EXHIBIT
            NUMBER    DESCRIPTION
            ------    -----------

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

         10.3 Compensatory plans:

             ~(1)     The A. H. Belo Corporation Employee Savings and Investment
                      Plan:

                  *   (a)  The A. H. Belo Corporation Employee Savings and
                           Investment Plan Amended and Restated January 1, 1998
                           (Exhibit 10.3(1)(a) to the 1997 Form 10-K)

                  *   (b)  Restated Master Trust Agreement between the
                           Company and Fidelity Management Trust Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

           EXHIBIT
           NUMBER     DESCRIPTION
           ------     -----------
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

                  *   (b)  Amendment No. 6 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3 (2)(b) to the 1997 Form 10-K)

                  *   (c)  Amendment No. 7 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(9) to the 1995 Form 10-K)

                  *   (d)  Amendment No. 8 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form
                           10-Q)

             ~(3) * A. H. Belo Corporation 1995 Executive Compensation Plan as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3 (3) to the 1997 Form 10-K)

                  *   (a)  Amendment to 1995 Executive Compensation Plan
                           dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd
                           Quarter 1998 Form 10-Q)

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

                  *   (b)  Trust Agreement dated February 28, 1994, between
                           the Company and Mellon Bank, N.A. (Exhibit 10.3(28) to the 1993 Form 10-K)

         10.4 Agreements with officers:

             ~(1) *   Separation Agreement between A. H. Belo Corporation and
                      Michael D. Perry dated June 30, 1998 (Exhibit 10.4(1) to the 2nd Quarter 1998 Form 10-Q)

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


                                         A. H. BELO CORPORATION



November 13, 1998                        By:/s/ Dunia A. Shive
                                            ----------------------------------
                                                Dunia A. Shive
                                                Senior Vice President and
                                                Chief Financial Officer

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

3.4      Certificate of Amendment of Certificate of Incorporation of the Company
         dated May 4, 1988 (Exhibit 3.4 to the 1995 Form 10-K/A)                                          N/A

3.5      Certificate of Amendment of Certificate of Incorporation of the Company
         dated May 3, 1995 (Exhibit 3.5 to the Company's Annual Report on Form
         10-K dated February 28, 1996 (the "1995 Form 10-K"))                                             N/A

3.6      Certificate of Amendment of Certificate of Incorporation of the Company
         dated May 15, 1998 (Exhibit 3.6 to the Company's Quarterly Report on
         Form 10-Q for the quarterly period ended June 30, 1998 (the "2nd
         Quarter 1998 Form 10-Q"))                                                                        N/A

3.7      Amended Certificate of Designation of Series A Junior Participating
         Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.6 to the
         1995 Form 10-K/A)                                                                                N/A

3.8      Certificate of Designation of Series B Common Stock of the Company
         dated May 4, 1998 (Exhibit 3.7 to the 1995 Form 10-K/A)                                          N/A

3.9      Amended and Restated Bylaws of the Company, effective September 18,
         1998                                                                                             ___

4.1      Certain rights of the holders of the Company's Common Stock are set
         forth in Exhibits 3.1-3.9 above.                                                                 N/A

4.2      Specimen Form of Certificate representing shares of the Company's
         Series A Common Stock (Exhibit 4.2 to the Company's Annual Report on
         Form 10-K dated March 18, 1998 (the "1997 Form 10-K"))                                           N/A

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



                                                                                                      SEQUENTIAL
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

4.6      Instruments defining rights of debt securities:

         (1)  Indenture dated as of June 1, 1997 between the Company and The
              Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended
              September 30, 1997 (the "2nd Quarter 1997 Form 10-Q"))                                      N/A

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

              (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit
                  10.3(2)(b) to the 1997 Form 10-K)                                                       N/A

              (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit
                  10.3(9) to the 1995 Form 10-K)                                                          N/A

              (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit
                  10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)                                           N/A

         (3)  A. H. Belo Corporation 1995 Executive Compensation Plan as
              restated to incorporate amendments through December 4, 1997
              (Exhibit 10.3(3) to the 1997 Form 10-K)                                                     N/A

              (a) Amendment to 1995 Executive Compensation Plan dated July 21,
                  1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)                             N/A

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

              (b) Trust Agreement dated February 28, 1994, between the Company
                  and Mellon Bank, N.A. (Exhibit 10.3(28) to the 1993 Form 10-K)                          N/A



                                                                                                      SEQUENTIAL
EXHIBIT                                                                                                 PAGE
NUMBER                     DESCRIPTION                                                                 NUMBER
------                     -----------                                                                 ------

10.4     Agreements with officers:

        (1)   Separation Agreement between A. H. Belo Corporation and Michael D.
              Perry dated June 30, 1998 (Exhibit 10.4(1) to the 2nd Quarter 1998
              Form 10-Q)                                                                                  N/A

12       Ratio of Earnings to Fixed Charges                                                               ___

27       Financial Data Schedule                                                                          N/A