Form 10-K
period 1998-12-31
BELO A H CORP
filed 1999-03-17
CIK 356080

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on January 29, 1999, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,974,221,000. *

Shares of Common Stock outstanding at January 29, 1999: 118,343,375 shares. (Consisting of 99,418,699 shares of Series A Common Stock and 18,924,676 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:
Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                             A. H. BELO CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                               PART I
Item 1.    Business..........................................................................................    1
Item 2.    Properties........................................................................................    7
Item 3.    Legal Proceedings.................................................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders...............................................    8

                                                              PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................    8
Item 6.    Selected Financial Data...........................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............   11
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.......................................   20
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements below).............   20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   20

                                                              PART III
Item 10.   Directors and Executive Officers of the Registrant................................................   20
Item 11.   Executive Compensation............................................................................   21
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................   21
Item 13.   Certain Relationships and Related Transactions....................................................   21

                                                              PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................   21

Signatures ..................................................................................................   25

                                                   INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors...............................................................................   27
Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996.....................   28
Consolidated Balance Sheets as of December 31, 1998 and 1997.................................................   29
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 ........   31
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...................   32
Notes to Consolidated Financial Statements...................................................................   33
Management's Responsibility for Financial Statements.........................................................   46

                                     PART I

ITEM 1. BUSINESS

     A. H. Belo Corporation (the "Company" or "Belo") is one of the nation's largest media companies, with a diversified group of television broadcasting, newspaper publishing and cable news operations. The Company's group of 17 television stations currently reaches 14.3 percent of U.S. television households. In addition, the Company manages four television stations through local marketing agreements ("LMA") and owns four local or regional cable news channels.

     Three of the Company's television stations are located in major metropolitan areas which are among the fastest growing in the country: WFAA-TV
(ABC) in Dallas/Fort Worth, KHOU-TV (CBS) in Houston and KING-TV (NBC) in Seattle/Tacoma. Belo has three stations in the top 12 television markets, seven stations in the top 30 markets, 12 stations in the top 50 markets, and network affiliations as follows: four ABC affiliates, six CBS affiliates, five NBC affiliates and two FOX affiliates. Thirteen of the Company's 17 stations are ranked either number one or two in overall sign-on/sign-off audience delivery.

     Belo's Publishing Division is headed by The Dallas Morning News, which has the country's eighth-largest Sunday circulation and ninth-largest daily circulation, and The Providence Journal, the leading newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. Belo also owns The Press-Enterprise, a daily newspaper serving Riverside, California, and other daily newspapers as follows: the Messenger-Inquirer in Owensboro, Kentucky; The Eagle in Bryan-College Station, Texas; and The Gleaner in Henderson, Kentucky. In addition, the Company publishes the Arlington Morning News and eight community newspapers in the Dallas/Fort Worth suburban area and operates a commercial printing business.

     The Dallas Morning News is one of the leading newspaper franchises in America. The Dallas Morning News' success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive news, information and community service. The newspaper's reporting and photography initiatives have earned six Pulitzer Prizes since 1986.

     The Providence Journal also has a long history of journalistic excellence and service to its community. It is America's oldest major daily newspaper of general circulation and continuous publication. The Providence Journal has earned four Pulitzer Prizes since 1945.

     The Company believes the success of its media franchises is built upon providing local and regional news, information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided Belo's success for 157 years.

     Note 14 to the Consolidated Financial Statements contains information about the Company's industry segments for the years ended December 31, 1998, 1997 and 1996.

                             TELEVISION BROADCASTING

     The Company's television broadcasting operations began in 1950 with the acquisition of WFAA-TV shortly after the station commenced operations. In 1984, the Company expanded its television operations with the purchase of stations in Houston, Sacramento, Hampton/Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired stations in New Orleans and Seattle/Tacoma, respectively. The Providence Journal Company ("PJC") acquisition in February 1997 added nine television stations, including NBC-affiliated KING-TV. In accordance with Federal Communications Commission ("FCC" or "Commission") regulations prohibiting ownership of two or more stations in a single market, Belo exchanged its United Paramount Network ("UPN") affiliate, KIRO-TV in Seattle/Tacoma, for CBS affiliate KMOV-TV in St. Louis, Missouri, in June 1997. In October 1997, Belo acquired CBS affiliate KENS-TV in San Antonio, Texas. On February 25, 1999, the Company announced that it has entered into an agreement to acquire KVUE-TV, the ABC affiliate in Austin, Texas in exchange for KXTV, the Company's ABC affiliate in Sacramento, California.

     The following table sets forth information for each of the Company's stations and their markets:

---------------------------------------------------------------------------------------------------------------------------

                                                                                       Number of                  Station
                                                                                      Commercial   Station       Audience
                        Market                   Year        Network                  Stations in   Rank in      Share in
       Market           Rank(1)   Station      Acquired    Affiliation    Channel      Market(2)   Market(3)     Market(4)
---------------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth            7    WFAA-TV        1950          ABC             8          15        1                19

Houston                     11    KHOU-TV        1984          CBS            11          15        1*               15

Seattle/Tacoma              12    KING-TV        1997          NBC             5          10        1*               16

Sacramento(5)               20    KXTV           1984          ABC            10          10        2*               12

St. Louis                   21    KMOV-TV        1997          CBS             4           8        2                17

Portland                    23    KGW-TV         1997          NBC             8           8        2*               14

Charlotte                   28    WCNC-TV        1997          NBC            36           8        3                 9

San Antonio                 37    KENS-TV        1997          CBS             5           9        2*               13

Hampton/Norfolk             40    WVEC-TV        1984          ABC            13           7        1*               15

New Orleans                 41    WWL-TV         1994          CBS             4           9        1                21

Louisville                  48    WHAS-TV        1997          ABC            11           7        1*               15

Albuquerque                 49    KASA-TV        1997          FOX             2           6        4                 9

Tulsa                       59    KOTV           1984          CBS             6           9        1                21

Honolulu                    71    KHNL-TV        1997          NBC            13           9        4                10

Spokane                     72    KREM-TV        1997          CBS             2           5        1*               17

Tucson                      78    KMSB-TV        1997          FOX            11           7        4                 9

Boise                      125    KTVB-TV        1997          NBC             7           5        1                25

---------------------------------------------------------------------------------------------------------------------------

*    Tied with one or more other stations in the market.

     (1) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 211 generally recognized DMAs in the United States, based on November 1998 Nielsen estimates.

     (2) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.

     (3) Station rank is derived from the station's rating, which is based on November 1998 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.

     (4) Station audience share is based on November 1998 Nielsen estimates of the number of television households tuned to the Company's station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

     (5) The Company has entered into an agreement to exchange KXTV for the ABC affiliate in Austin, Texas (market rank 60).

     Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station's programming and market size.

     Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (ABC, CBS, NBC and FOX). The second category is comprised of stations affiliated with newer national networks, such as UPN and the Warner Brothers ("WB") Television Network. The third category includes independent stations ("IND") that are not affiliated with any network and rely principally on local and syndicated programming.

     Affiliation with a television network can have a significant influence on the revenues of a television station because the audience ratings generated by a network's programming can affect the rates at which a station can sell advertising time. Each of the Company's network affiliation agreements provides the station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Each station receives a specified amount of network compensation for broadcasting network programming. To the extent that a station's preemptions of network programming exceed a designated amount, that compensation may be reduced. These payments are also subject to decreases by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice. The Company has long-term network affiliation agreements in place with ABC and CBS, and shorter-term agreements in place with NBC and FOX. Final documentation of the ABC affiliation agreements has not been completed. However, the Company is currently compensated under the terms of the draft agreements with ABC. Three of the Company's LMA's have affiliation agreements with UPN. In addition, two of these LMA's have a secondary affiliation with the WB network.

                              NEWSPAPER PUBLISHING

     The Company's principal newspaper, The Dallas Morning News, was established in 1885. In late 1991, after years of intense competition, The Dallas Morning News' principal newspaper competitor, the Dallas Times Herald, ceased operations, and the Company purchased its assets. In late 1995 and early 1996, the Company expanded its Publishing Division by acquiring daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. The Providence Journal was acquired in February 1997 and The Gleaner, serving Henderson, Kentucky, was acquired in March 1997. In July 1997, Belo completed the acquisition of The Press-Enterprise, a daily newspaper serving Riverside, California.

     The following table sets forth information concerning the Company's daily newspaper operations:

----------------------------------------------------------------------------------------------------------------------------------
                                                                              1998                              1997
                                                                  ------------------------------    ------------------------------
                                                                      Daily          Sunday             Daily          Sunday
              Newspaper                        Location           Circulation(1)  Circulation(1)    Circulation(1)  Circulation(1)
----------------------------------------------------------------------------------------------------------------------------------
The Dallas Morning News ("TDMN")              Dallas, TX               515,181        780,084            517,215        789,004
The Providence Journal ("PJ")               Providence, RI             167,381        239,193            170,292        242,755
The Press-Enterprise ("PE")                  Riverside, CA             161,612        168,222            162,551        170,478
Messenger-Inquirer                           Owensboro, KY              31,767         34,991             31,754         34,657
The Eagle                              Bryan-College Station, TX        22,449         27,219             21,939         27,358
The Gleaner                                  Henderson, KY              11,152         13,167             11,247         13,476
----------------------------------------------------------------------------------------------------------------------------------

(1) Average paid circulation for the six months ended September 30, 1998 and 1997, respectively, according to the Audit Bureau of Circulation's FAS-FAX report.

     Each of Belo's daily newspapers strives to serve community interests by maintaining a strong and independent voice in matters of public concern. It is the policy of the Company to allocate such resources as may be necessary to maintain excellence in news reporting and editorial comment in all of its newspaper publications.

     The Company's three largest newspapers, The Dallas Morning News, The Providence Journal and The Press-Enterprise, provide coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the 12 counties surrounding Dallas. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout Riverside County and the inland southern California area. Riverside County is expected to be among the fastest growing counties in California over the next decade.

     The basic material used in publishing Belo's newspapers is newsprint. During 1998, the Company's publishing operations consumed approximately 253,000 metric tons of newsprint at an average cost of $566 per metric ton. Consumption of newsprint in the previous year was approximately 254,000 metric tons at an average cost per metric ton of $535. At present, newsprint is generally purchased from eight suppliers. In addition, The Providence Journal and The Press-Enterprise purchased approximately 50 percent and 70 percent, respectively, of their newsprint from other suppliers under pre-existing contracts. These contracts provide for certain minimum purchases per year at rates commonly available throughout the region. Management believes its sources of newsprint, along with alternate sources that are available, are adequate for its current needs.

                                   COMPETITION

     The success of broadcast operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. The Company's television stations compete for advertising revenues directly with other media such as newspapers (including those owned and operated by the Company), other television stations, direct satellite distribution, radio stations, cable television systems, outdoor advertising, the Internet, magazines and direct mail advertising.

     The four major national television networks are represented in each television market in which the Company has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.

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

     Each of the Company's daily newspapers competes for advertising with television and radio stations (including stations owned and operated by the Company in the same or overlapping markets), magazines, direct mail, cable television, direct satellite distribution, outdoor advertising, the Internet and other newspapers. The Dallas Morning News' primary competitor in certain smaller cities located between Dallas and Fort Worth is the Fort Worth Star-Telegram. The Providence Journal and The Press-Enterprise each has five competing daily newspapers in the Rhode Island and Riverside County markets, respectively.

                      REGULATION OF TELEVISION BROADCASTING

     The Company's television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). Among other things, the Act empowers the FCC to assign frequency bands; determine stations' operating frequencies, location and power; issue, renew, revoke and modify station licenses; regulate equipment used by stations; impose penalties for violation of the Act or of FCC regulations; impose fees for processing applications and other administrative functions; and adopt regulations to carry out the Act's provisions. The Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations.

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

     Prior to the passage of the 1996 Act, television station licenses were granted for a period of five years. Renewal applications were granted without a hearing if there were no competing applications or issues raised by petitioners to deny such applications that would cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required. Under the 1996 Act, the statutory restriction on the length of a license term was amended to allow the FCC to grant television licenses for terms of up to eight years. In January 1997, the FCC adopted specific procedures to extend television license terms to the eight-year limit. The 1996 Act also requires renewal of a television license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Act or the FCC's rules and regulations by the licensee; and (3) there have been no other violations of either the Act or the FCC's rules and regulations by the licensee which, taken together, constitute a pattern of abuse. In making its determination, the FCC cannot consider whether the public interest would be better served by a party other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

    The current license expiration dates for each of the Company's television broadcast stations are as follows: WVEC-TV, October 1, 2004; WCNC-TV, December 1, 2004; WWL-TV, June 1, 2005; WHAS-TV, August 1, 2005; KMOV-TV, February 1, 2006; KOTV, June 1, 2006; KENS-TV, August 1, 2006; KHOU-TV, August 1, 2006; WFAA-TV, August 1, 2006; KASA-TV, October 1, 2006; KMSB-TV, October 1, 2006; KTVB-TV, October 1, 2006; KXTV, December 1, 2006; KING-TV, February 1, 2007; KGW-TV, February 1, 2007; KREM-TV, February 1, 2007; and KHNL-TV, February 1, 2007.

     FCC ownership rules, as modified pursuant to the 1996 Act, limit the aggregate audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 35 percent of the total national audience. FCC rules also place certain limits on common ownership, operation and control of, or cognizable interests or voting power in, (a) television stations serving the same area, (b) television stations and daily newspapers serving the same area and (c) television stations and cable systems serving the same area.

     The 1996 Act left in place the FCC rule which prohibits common ownership of two television stations serving the same area, but directed the Commission to conduct a rulemaking proceeding to determine whether the restriction should be eliminated or modified. In addition, the 1996 Act eliminated a statutory prohibition against common ownership of television stations and cable systems serving the same area, but left the FCC rule in place. The 1996 Act stipulates that the FCC should not consider the repeal of this statutory ban in any review of its applicable rules. The 1996 Act also left in place the FCC rule which prohibits common ownership of a broadcast station and a daily newspaper serving the same area, but required the Commission to review this and all other cross-ownership rules biennially, beginning in 1998, to determine if they remain necessary. In early 1998, the FCC announced the beginning of the biennial review process, which will also include a review of a broad range of other rules affecting broadcasters. In late 1998, the Commission announced a number of such changes which, among other things, are directed toward simplifying application and ownership report forms and supplying greater certainty as to construction deadlines for technical facilities modifications.

     The FCC ownership rules affect the number, type and location of newspaper, broadcast and cable television properties that the Company might acquire in the future. For example, under current FCC rules, the Company generally could not acquire any daily newspaper, broadcast or cable television properties in a market where it now owns or has an interest in a television station deemed attributable under FCC rules. However, the FCC's rules and policies (as modified by the 1996 Act) provide that waivers of these restrictions generally would be available to permit the Company's acquisition of radio stations in most of the markets in which the Company currently owns television stations or of "satellite" television stations located within a parent station's Grade B service contour which rebroadcast all or most of the parent station's programming.

     The Company's ownership of The Dallas Morning News and WFAA, which are both located in the Dallas/Fort Worth DMA, predates the adoption of the FCC's rules regarding newspaper/broadcast cross-ownership and was "grandfathered" by the FCC.

     The FCC has instituted proceedings looking toward possible relaxation of certain of its rules regulating television station ownership and changes in the standards used to determine what type of interests are considered to be attributable under its rules. For example, the FCC has initiated proceedings looking toward possible relaxation of its rules regulating the common ownership of two television stations. In addition, other parties have challenged the newspaper/television cross-ownership prohibition in court and in petitions to the FCC, and legislation to repeal that prohibition has been introduced in the U.S. Senate and House of Representatives.

     The FCC has significantly reduced its regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network/affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has eliminated its former rules that restricted network participation in program production and syndication. The FCC also eliminated the prime time access rule ("PTAR"), effective August 30, 1996. The PTAR limited the ability of some stations in the 50 largest television markets to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming televised by a station affiliated with ABC, NBC or CBS. The U.S. Supreme Court refused to review a lower court decision that upheld FCC action invalidating most aspects of the Fairness Doctrine, which required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts.

     The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The Commission recently adopted stricter children's programming requirements, including a requirement that television broadcasters provide a minimum of three hours of "core" children's educational programming per week.

     In April 1998, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's Equal Employment Opportunity regulations as being unconstitutional. Recently the Commission commenced a proceeding in which it proposed new rules that it suggests would not share the constitutional flaws of the former rules. It has invited public comment on its proposals. The Company cannot predict whether new rules will be adopted, the form of any such rules, or the impact of the rules on the Company's operations.

     The FCC also has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable systems. In March 1997, the Supreme Court upheld a statutory provision requiring cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Moreover, the 1992 Cable Act was amended in certain important respects by the 1996 Act. Most notably, the 1996 Act repealed the cross-ownership ban between cable and telephone entities and the FCC's video dial tone rules. These actions, among other regulatory developments, permit involvement by telephone companies in providing video services.

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

     Under the FCC's DTV rules, each broadcaster who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station will be assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the 10 largest markets must be on the air with a digital signal by May 1, 1999. (Several stations in the top 10 markets voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998. The Company's stations, WFAA, KHOU and KING, made such commitments and subsequently met the accelerated schedule.) Affiliates of the four major networks in the top 30 markets must be transmitting digital signals by November 1999 and all other commercial broadcasters must follow suit by 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum. It is likely that some of the vacated spectrum will be allocated to public safety, while the remainder will be auctioned for use by other telecommunication services.

     The FCC hopes to complete the full transition to DTV by 2006. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of the television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, among other factors, may cause delays in this transition. The FCC is currently considering a rule which would set strict time limits within which local zoning authorities must act on zoning petitions by local television stations. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

     The Commission is currently considering whether cable television system operators should be required to carry stations' DTV signals in addition to the currently required carriage of stations' analog signals. In July 1998, the Commission issued a Notice of Proposed Rulemaking posing seven different options for the carriage of digital signals and solicited comments from all interested parties. The Commission has yet to issue a decision on this matter.

     Under their network affiliation agreements and licensing agreements with program syndicators, television stations obtain the valuable right to serve as the exclusive or primary source of certain programming in their local service areas. A recent FCC proposal aimed at rectifying perceived problems in the Satellite Home View Act (which established a copyright license for limited distribution of television network programming to direct broadcast satellite viewers) also could result in significant shrinkage of the area generally considered to be the station's local service area. Whether the FCC will adopt this proposal and how new FCC rules may be affected by related legislative or judicial action cannot be predicted at this time.

     The foregoing does not purport to be a complete summary of all the provisions of the Act or the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. The Company cannot predict the effect of existing and proposed federal legislation, regulations and policies on its broadcast business. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

                                    EMPLOYEES

     As of December 31, 1998, the Company had 6,920 full-time employees. The Company has approximately 900 employees who are represented by various employee unions. The majority of these employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations. The Company believes its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     At December 31, 1998, the Company owned broadcast operating facilities in the following U. S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING); Sacramento, California (KXTV); Portland, Oregon
(KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); Norfolk, Virginia (WVEC); New Orleans, Louisiana (WWL); Louisville, Kentucky (WHAS); Albuquerque, New Mexico (KASA); Tulsa, Oklahoma (KOTV); Spokane, Washington
(KREM); Tucson, Arizona (KMSB); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri and KHNL in Honolulu, Hawaii. Four of the Company's broadcast facilities use broadcast towers that are jointly owned with another network-affiliated television station in the same market (WFAA, KXTV, KENS and KOTV). The broadcast towers associated with the Company's other television stations are wholly-owned by the Company.

     The Company leases a facility in Washington, D.C. that is used by its broadcasting and publishing operations for the gathering and distribution of news from the nation's capital. This facility includes a broadcast studio as well as general office space.

     The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas where seven high-speed offset presses are housed to print The Dallas Morning News. An eighth press of The Dallas Morning News has been placed with a broker for sale in anticipation of the installation of a replacement press, which will provide improved production capacity and greater flexibility. Certain other operations of The Dallas Morning News are housed in a Company-owned, five-story building in downtown Dallas, which is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

     The Company also owns and operates a newspaper printing facility in Providence, Rhode Island, where three high-speed flexographic presses are housed to print The Providence Journal. The remainder of The Providence Journal's operations is housed in a Company-owned, five-story building in downtown Providence. This facility is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

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

     During 1998, the Company converted a former newsprint warehouse in downtown Dallas into a fully-equipped digital television facility for its 24-hour regional cable news operation, Texas Cable News ("TXCN"). TXCN's studios and newsroom, along with its editorial, sales, marketing and administrative offices are located in this facility. TXCN began transmitting news and information 24 hours a day on January 1, 1999. TXCN's signal is distributed to cable companies by either fiber or Ku-band satellite.

     Northwest Cable News ("NWCN"), the Company's regional cable news network in the Pacific Northwest, conducts its operations from the KING facility.

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

ITEM 3. LEGAL PROCEEDINGS

     There are legal proceedings pending against the Company, including a number of actions for alleged libel and slander. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's authorized common equity consists of 450,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except that Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder, and Series B shares are convertible at any time on a one-for-one basis into Series A shares. Shares of the Company's Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. The Company has also issued certain Preferred Stock Purchase Rights that accompany the outstanding shares of the Company's Common Stock. See Note 9 of the Notes to Consolidated Financial Statements.

     On June 5, 1998, the Company completed a two-for-one stock split in the form of a stock dividend whereby one additional share of Series A and Series B Common Stock was issued for each share of Series A and Series B Common Stock outstanding on May 22, 1998, the record date for the split. The effect of the stock split was to double the number of shares outstanding and reduce earnings per share amounts by one-half. Total shareholders' equity and the proportionate ownership in the Company of individual shareholders were not affected by the stock split. All earnings and dividends per share, weighted average shares outstanding and share trading prices in this report have been restated to reflect the stock split.

     The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years.

--------------------------------------------------------------------------------------
                                 HIGH            LOW            CLOSE        DIVIDENDS
--------------------------------------------------------------------------------------
1998    Fourth Quarter         $19 15/16       $13 15/16     $19 15/16         $.06
        Third Quarter          $25 5/8         $18 3/8       $20               $.06
        Second Quarter         $27 3/4         $22 1/8       $24 3/8           $.06
        First Quarter          $28 15/32       $26 3/16      $27 1/2           $.06
--------------------------------------------------------------------------------------
1997    Fourth Quarter         $28 1/16        $22 1/2       $28 1/16          $.055
        Third Quarter          $25 5/8         $20 17/32     $24 1/4           $.055
        Second Quarter         $21 1/2         $17 1/16      $20 13/16         $.055
        First Quarter          $19 3/4         $16 5/8       $18 7/16          $.055
--------------------------------------------------------------------------------------

     On January 29, 1999, the closing price for the Company's Series A Common Stock as reported on the New York Stock Exchange was $18.8125. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 19,483 and 601, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 1998. For a more complete understanding of this selected financial data, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data," including the Notes thereto. Certain operations have been reclassified to reflect new requirements under segment reporting standards.

---------------------------------------------------------------------------------------------------------------------
 In thousands, except per share amounts            1998            1997            1996            1995          1994
---------------------------------------------------------------------------------------------------------------------
 Broadcasting revenues (a)                   $  609,068      $  536,737      $  333,396      $  322,642      $258,040
 Newspaper publishing revenues (b)              787,541         694,495         487,560         409,099       369,366
 Other (c)                                       10,736          17,149           3,352           3,602           719
---------------------------------------------------------------------------------------------------------------------

 Net operating revenues                      $1,407,345      $1,248,381      $  824,308      $  735,343      $628,125
                                             ========================================================================

 Net earnings                                $   64,902      $   82,972      $   87,505      $   66,576      $ 68,867
                                             ========================================================================

 Per share amounts: (d)
    Basic earnings per share                 $      .53      $      .72      $     1.07      $      .85      $    .86
    Diluted earnings per share               $      .52      $      .71      $     1.05      $      .84      $    .85
    Cash dividends                           $      .24      $      .22      $      .21      $      .16      $    .15

 Other data:
    Segment operating cash flow: (e)
       Broadcasting (f)                      $  238,745      $  216,654      $  122,837      $  121,716      $106,396
       Newspaper publishing (g)              $  207,663      $  204,898      $  127,945      $   90,915      $ 87,284
    Segment operating cash flow margins:
       Broadcasting (f)                            39.2%           40.4%           36.8%           37.7%         41.2%
       Newspaper publishing (g)                    26.4%           29.5%           26.2%           22.2%         23.6%
---------------------------------------------------------------------------------------------------------------------

 Total assets (a) (b)                        $3,539,089      $3,622,954      $1,224,072      $1,154,022      $913,791
 Long-term debt (h)                          $1,634,029      $1,614,045      $  631,857      $  557,400      $330,400
---------------------------------------------------------------------------------------------------------------------

(a) The Company purchased WWL in June 1994, KIRO in February 1995, nine television stations as part of the PJC acquisition in February 1997 and KENS in October 1997. KMOV was acquired in exchange for KIRO in June 1997.

(b) The Company purchased The Eagle in December 1995, the Messenger-Inquirer in January 1996, The Providence Journal in February 1997, The Gleaner in March 1997, and increased its ownership in The Press-Enterprise to 100 percent in July 1997.

(c) "Other" includes revenues associated with the Company's cable news operations (beginning in March 1997), television production subsidiary and a programming distribution partnership. The Company sold its interest in the partnership in February 1996. From March 1997 through June 1997, "Other" also included a cable network acquired in connection with the PJC acquisition. The cable network was subsequently disposed of and its operations are excluded effective July 1, 1997.

(d) Per share amounts have been restated to reflect the two-for-one common stock split effected as a stock dividend on June 5, 1998 and have been rounded to the nearest whole cent.

(e) Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In 1998, newspaper publishing operating cash flow excludes a non-cash charge of $11,478 for the write-down of a press at TDMN. See Note 14 of the Consolidated Financial Statements.

(f) Broadcasting operating cash flow in 1998 includes a non-recurring charge for a voluntary early retirement program and other employee reduction initiatives, totaling $6,996.

(g) Newspaper publishing operating cash flow in 1998 includes certain voluntary early retirement charges of $6,344.

(h) Long-term debt increased in 1997 due to borrowings of $1,100,545 to finance various acquisitions and in 1998 due to repurchases of 6,727,400 shares of the Company's stock for $129,786.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is an owner and operator of 17 network-affiliated television stations and publisher of six daily newspapers. The following table sets forth the Company's major media assets by segment as of December 31, 1998:

------------------------------------------------------------------------------------------------------------------
Television Broadcasting
------------------------------------------------------------------------------------------------------------------
                                                                 Network
          Market              Market Rank (a)      Station     Affiliation       Status                 Acquired
------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth                    7               WFAA          ABC           Owned                 March 1950
Houston                              11              KHOU          CBS           Owned               February 1984
Seattle/Tacoma                       12              KING          NBC           Owned               February 1997
Seattle/Tacoma                       12              KONG          IND            LMA                February 1997
Sacramento(b)                        20              KXTV          ABC           Owned               February 1984
St. Louis                            21              KMOV          CBS           Owned                 June 1997
Portland                             23              KGW           NBC           Owned               February 1997
Charlotte                            28              WCNC          NBC           Owned               February 1997
San Antonio                          37              KENS          CBS           Owned                October 1997
Hampton/Norfolk                      40              WVEC          ABC           Owned               February 1984
New Orleans                          41              WWL           CBS           Owned                 June 1994
Louisville                           48              WHAS          ABC           Owned               February 1997
Albuquerque                          49              KASA          FOX           Owned               February 1997
Tulsa                                59              KOTV          CBS           Owned               February 1984
Honolulu                             71              KHNL          NBC           Owned               February 1997
Honolulu(c)                          71              KFVE         UPN/WB          LMA                February 1997
Spokane                              72              KREM          CBS           Owned               February 1997
Spokane(c)                           72              KSKN         UPN/WB          LMA                February 1997
Tucson                               78              KMSB          FOX           Owned               February 1997
Tucson                               78              KTTU          UPN            LMA                February 1997
Boise                               125              KTVB          NBC           Owned               February 1997
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Newspaper Publishing
--------------------------------------------------------------------------------------------------------------------------
                                                                                               Daily            Sunday
               Newspaper                            Location                Acquired       Circulation(e)   Circulation(e)
--------------------------------------------------------------------------------------------------------------------------
The Dallas Morning News("TDMN")                    Dallas, TX                  (d)            515,181           780,084
The Providence Journal("PJ")                     Providence, RI           February 1997       167,381           239,193
The Press-Enterprise ("PE")                      Riverside, CA              July 1997         161,612           168,222
Messenger-Inquirer                               Owensboro, KY            January 1996         31,767            34,991
The Eagle                                  Bryan-College Station, TX      December 1995        22,449            27,219
The Gleaner                                      Henderson, KY             March 1997          11,152            13,167
--------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Other
---------------------------------------------------------------------------------------------------------------------------
               Company                                                      Description
---------------------------------------------------------------------------------------------------------------------------
Northwest Cable News                   Cable news network offering regional news distributed to approximately 2 million
("NWCN")                                 homes in the Pacific Northwest
Texas Cable News ("TXCN")              Cable news network offering regional news in Texas; operations began January 1, 1999
---------------------------------------------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 211 generally recognized DMAs in the United States, based on November 1998 Nielsen estimates.

(b) The Company has entered into an agreement to exchange KXTV for the ABC affiliate in Austin, Texas (market rank 60). See Other Matters.

(c) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(d) The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(e) Average paid circulation for the six months ended September 30, 1998, according to the Audit Bureau of Circulation's FAS-FAX report.

     The Company depends on advertising as its principal source of revenues. As a result, the Company's operations are sensitive to changes in the economy, particularly in the Dallas/Fort Worth metropolitan area, where its two largest properties are located. The Company also derives revenues, to a much lesser extent, from the daily sale of newspapers and from compensation paid by networks to its television stations for broadcasting network programming.

     All references herein to broadcasting operating cash flow or newspaper publishing operating cash flow refer to segment earnings from operations plus depreciation and amortization, as defined in Item 6. "Selected Financial Data." Operating cash flow as defined should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. All references to earnings per share represent diluted earnings per share.

     Statements in Items 7. and 7A. and elsewhere in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures or other financial items, together with the discussion regarding Year 2000 impact and other statements that are not historical facts, are "forward-looking statements" as that term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, uncertainties and factors include, but are not limited to, changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K.

                              RESULTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

1998 COMPARED WITH 1997

     Results for 1998 include a full year's operations for each of the following 1997 acquisitions: The Providence Journal Company ("PJC"), acquired February 28, 1997, The Gleaner, acquired March 31, 1997, The Press-Enterprise, acquired July 25, 1997 and KENS, acquired October 15, 1997. Also in 1997, TVFN, a cable network acquired in connection with PJC, was disposed of as a part of the acquisition of KENS. In addition, KIRO was exchanged for KMOV effective June 2, 1997.

Consolidated Results of Operations

     The Company recorded net earnings of $64,902 or 52 cents per share for 1998, compared with $82,972 or 71 cents per share in 1997. Results for 1998 include non-recurring charges of $26,157, comprised of an $11,478 non-cash charge for the write-down of a press at The Dallas Morning News, separation costs of $14,229 associated with a voluntary early retirement program and other employee reduction initiatives and $450 for severance and asset disposal costs related to the termination of operations of the Company's programming subsidiary. These charges resulted in a reduction in earnings per share of 13 cents in 1998. In addition, the Company realized a net gain of two cents per share related to the disposition of its investment in Peapod, Inc. stock, which was acquired in the PJC acquisition. Excluding these non-recurring items, earnings per share for 1998 were 63 cents compared with 71 cents for 1997.

     Depreciation and amortization expense for 1998 was $159,442, excluding the $11,478 write-down of a press at TDMN, compared with 1997 depreciation and amortization of $134,993. The increase in 1998 is due to a full year's effect of the 1997 acquisitions.

     Interest expense in 1998 was $107,638, compared with $90,778 in 1997. Average debt levels in 1998 were up 14.3 percent from 1997 average debt levels, due to a full year's effect of the debt incurred to finance 1997 acquisitions and 1998 share repurchases of $129,786. In addition, the 1998 weighted average interest rate on total debt was 6.7 percent, compared with 6.6 percent in 1997. This increase was due to the conversion of $1 billion of revolving debt to fixed-rate debt during the second and third quarters of 1997.

     The effective tax rate in 1998 was 50.3 percent compared with 46.2 percent in 1997. The increase for 1998 was due primarily to lower pre-tax earnings and a full year's effect of non-deductible goodwill amortization expense.

Segment Results of Operations

     To enhance comparability of the Company's segment results of operations for the years ended December 31, 1998 and 1997, certain information below is presented on an "as adjusted" basis and takes into account the acquisitions of PJC, The Gleaner, The Press-Enterprise and KENS and reflects the KIRO/KMOV exchange as though each had occurred at the beginning of 1997. The "as adjusted" amounts exclude TVFN, which was acquired from PJC but subsequently disposed of in connection with the KENS acquisition. In addition, certain operations have been reclassified to reflect new requirements under Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information."

-----------------------------------------------------------------------------------------------------------------
                                                                  %                                        %
Year ended December 31,               1998          1997        Change        1998          1997        Change
-----------------------------------------------------------------------------------------------------------------
                                                 As Adjusted                              As Reported
                                   ------------------------------------     -------------------------------------
 Net Operating Revenues:
      Broadcasting                 $ 609,068      $ 580,908       4.8%      $ 609,068      $ 536,737      13.5%
      Newspaper publishing           787,541        770,713       2.2%        787,541        694,495      13.4%
      Other                           10,736          9,185      16.9%         10,736         17,149     (37.4)%
 Operating Cash Flow:
      Broadcasting                 $ 238,745      $ 235,375       1.4%      $ 238,745      $ 216,654      10.2%
      Newspaper publishing (1)       207,663        217,928      (4.7)%       207,663        204,898       1.3%
      Other                           (4,182)        (2,496)    (67.5)%        (4,182)        (7,672)     45.5%
-----------------------------------------------------------------------------------------------------------------

(1) Both as reported and as adjusted operating cash flow for newspaper publishing in 1998 exclude the effect of the $11,478 non-cash charge to write down a press at TDMN.

The discussion that follows compares segment operations on an "as adjusted" basis only.

BROADCAST DIVISION

     Broadcasting revenues in 1998 were $609,068, an increase of 4.8 percent over 1997 revenues of $580,908. Double digit revenue increases were realized by several Belo television stations, including three stations in the top 25 markets (Sacramento, St. Louis and Portland). The majority of these revenue increases were attributable to political advertising revenues. Congressional and gubernatorial races in several states contributed to political advertising revenues of more than $36 million in 1998, compared with 1997 political advertising revenues of just over $7 million. Local advertising revenues in 1998 increased by 1.8 percent over the prior year due to early gains in automotive advertising and broadcast of the Winter Olympics on the Company's six CBS stations. These gains were offset by lower national advertising revenues, which were down 3.8 percent compared with 1997. The decline was attributable to generally weak demand from national advertisers beginning in the second quarter, which continued with the General Motors strike in the third quarter.

     Belo's Television Group includes four ABC affiliates, five NBC affiliates and six CBS affiliates, with the top three stations by market rank each affiliated with a different network (ABC in Dallas/Fort Worth, CBS in Houston and NBC in Seattle/Tacoma). This balance contributes to more stable revenues despite variations in network ratings performance, caused by factors such as prime time programming preferences and special events like the Olympics and the Super Bowl. Revenue increases by affiliate group in 1998 compared with 1997 were as follows: ABC, 4.6 percent; NBC, 4.2 percent; and CBS, 4.7 percent.

     Broadcasting operating cash flow increased 1.4 percent to $238,745 during 1998 compared with 1997 broadcasting operating cash flow of $235,375. Broadcasting operating cash flow margin of 39.2 percent was down from the 1997 margin of 40.5 percent. Excluding the effect of the fourth quarter 1998 charge for the voluntary early retirement program and other employee reduction initiatives totaling $6,996, operating cash flow was $245,741 and operating cash flow margin was 40.3 percent. Total cash expenses increased 7.2 percent in 1998, including the fourth quarter non-recurring charge. Excluding this charge, total cash expenses were up 5.1 percent, led by an increase in employee costs of 6 percent due to an increased number of employees (primarily in sales), normal merit adjustments, overtime and higher benefit costs. Programming expenses were higher in 1998 by nearly 10 percent as programming content was improved at some of Belo's recently acquired stations. Other expenses were relatively flat when compared with 1997 as higher costs related to Olympic coverage were substantially offset by lower expenditures for advertising and promotion.

NEWSPAPER PUBLISHING DIVISION

     Newspaper publishing revenues of $787,541 increased 2.2 percent in 1998 compared with 1997 revenues of $770,713. Revenues increased at all of the Company's newspapers, including .4 percent at The Dallas Morning News, 4.2 percent at The Providence Journal and 6.4 percent at The Press-Enterprise. Advertising revenues comprised 85 percent of total 1998 newspaper publishing revenues, circulation revenues accounted for 12 percent, and commercial printing contributed to the remainder.

     Newspaper volume is measured in column inches. Volume for TDMN was as follows (in thousands):

-------------------------------------------------------------
Year ended December 31,           1998      1997     % Change
-------------------------------------------------------------
 Full-run ROP inches (1)
          Classified             1,989     2,053      (3.1)%
          Retail                 1,376     1,485      (7.3)%
          General                  304       327      (7.0)%
                                 -----     -----
               Total             3,669     3,865      (5.1)%
-------------------------------------------------------------


(1) Full-run ROP inches refers to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.

     While advertising linage decreased in all three major categories at TDMN in 1998 versus 1997, the newspaper instituted rate increases in all categories effective January 1, 1998. These rate increases ranged from 5 percent to 12.75 percent. The decline in classified advertising volume was primarily in the classified employment category. In 1997, TDMN had a year of record performance and classified employment linage reached a five-year high. However, low unemployment levels in North Texas contributed to an 11.1 percent decline in employment classified advertising volume during 1998. Despite the decline in employment classified volume, higher average rates and increased linage in the automotive and real estate categories contributed to an overall year-to-year increase in total classified advertising revenues. Retail volumes declined 7.3 percent while average rates increased 3.9 percent, resulting in a 3.8 percent decrease in retail revenue in 1998 versus 1997. The decrease in retail advertising was primarily due to a decline in department store linage. General advertising revenues were down 8.2 percent due to a volume decline of 7 percent and lower average rates. Circulation revenues were lower by 5 percent due to declines in both daily and Sunday volumes of 1 percent and 1.5 percent, respectively, and higher contractor rates.

     Revenues for PJ were higher in 1998 versus 1997 due to gains in both retail and classified advertising. Higher rates contributed the majority of the increase in retail advertising revenue, with average rates during 1998 up 6.1 percent over the prior year. The 1998 classified advertising gain over the previous year was largely due to higher rates as volume gains in classified employment were offset by lower linage in automotive, rentals and merchandise classified advertising. General advertising volumes were down at PJ, primarily due to a decline in airline advertising. Circulation revenues were down .9 percent due to declines in daily and Sunday volume of 1.5 percent and 1.4 percent, respectively.

     Advertising revenue at PE increased 7.5 percent in 1998 compared with 1997, due primarily to increases in classified advertising, which improved 15.8 percent. Classified volumes were up 3.5 percent, most significantly in employment advertising, and average rates were better by 3.9 percent. Advertising revenue improvement was also the result of the expansion of PE's total market coverage program and an increase in preprints. Circulation revenues for PE in 1998 were unchanged relative to 1997 as increased volume in daily circulation was offset by decreased Sunday circulation.

     Newspaper publishing operating cash flow for 1998 was $207,663, a decrease of 4.7 percent when compared with $217,928 in 1997. Operating cash flow margin was 26.4 percent in 1998 compared to 28.3 percent in 1997. Excluding the effect of a $6,344 non-recurring charge for early retirement costs in the fourth quarter, newspaper publishing operating cash flow for 1998 was $214,007 and the margin was 27.2 percent. Total cash expenses for the publishing segment were up $27,095 or 4.9 percent in 1998 compared with 1997, including the fourth quarter charge. Excluding the charge, cash expenses increased 3.8 percent. The largest contributing factor to the increase was newsprint, ink and other supplies expense, which was up 5.8 percent over last year as a result of higher newsprint prices. Employee costs for the publishing segment during 1998, excluding the early retirement charge, increased 2.6 percent over the prior year. Other production, distribution and operating costs were 3.4 percent higher in 1998, due to higher distribution costs and advertising and promotion efforts.

OTHER

     Other revenues comprised the Company's regional cable news operations and programming subsidiary. The improvement in 1998 was due to increased revenues at Northwest Cable News, offset somewhat by slightly lower revenues at the programming subsidiary. Other operating cash flow declined due to start-up costs associated with TXCN, a regional cable news operation that was launched on January 1, 1999. Other operating cash flow also included a $450 non-recurring charge for severance and asset disposition costs related to the termination of operations of the programming subsidiary.

1997 COMPARED WITH 1996

Consolidated Results of Operations

     The Company recorded net earnings for 1997 of $82,972 or 71 cents per share, compared with $87,505 or $1.05 per share in 1996. Results for 1996 include a net gain of $3,895 (3 cents per share) on the sale of Maxam Entertainment, a programming distribution partnership, to CBS. Net earnings and earnings per share for 1997 were diluted by the amortization of intangibles, increased interest expense and an increase in shares outstanding as a result of the Company's acquisitions during 1997, as described previously.

     Depreciation and amortization expense in 1997 was $134,993 compared with $65,183 in 1996. The majority of the increase in 1997 was due to the PJC acquisition in February. Amortization of intangibles associated with PJC was approximately $39,024 for the year while additional depreciation expense due to the step-up in fixed asset basis was $4,729 in 1997.

     Interest expense for 1997 was $90,778 compared with $27,643 in 1996. Total borrowings for 1997 acquisitions were $1,100,545, a significant portion of which related to the PJC acquisition. Also contributing to the increase in 1997 interest expense was the additional debt associated with fourth quarter 1996 share repurchases of $306,146. In addition, during 1997 the Company converted $1 billion in revolving debt to fixed-rate debt to reduce the Company's exposure to interest rate risk. Overall, weighted average interest rates for 1997 increased to 6.6 percent from 5.7 percent in 1996.

     The effective tax rate for 1997 was 46.2 percent compared with 39.2 percent in 1996. The increase in the effective rate in 1997 was due primarily to the amortization of non-deductible goodwill and higher state taxes, both of which were a result of the PJC acquisition.

Segment Results of Operations

     To enhance comparability of Belo's segment results of operations for the years ended December 31, 1997 and 1996, certain information below is presented on an "as adjusted" basis and includes the acquisitions of PJC, The Gleaner, The Press-Enterprise and KENS and reflects the KIRO/KMOV exchange as though each had occurred at the beginning of the respective periods presented. The "as adjusted" amounts exclude TVFN, which was acquired from PJC but subsequently disposed of in connection with the KENS acquisition. In addition, certain operations have been reclassified to reflect new requirements under segment reporting standards.

------------------------------------------------------------------------------------------------------------------------
                                                   As Adjusted                               As Reported
                                  ------------------------------------------   -----------------------------------------
Year ended December 31,                 1997            1996        % Change       1997             1996        % Change
------------------------------------------------------------------------------------------------------------------------
 Net Operating Revenues:
    Broadcasting                  $    580,908    $    560,759          3.6%   $    536,737    $    333,396        61.0%
    Newspaper publishing               770,713         718,491          7.3%        694,495         487,560        42.4%
    Other                                9,185           6,244         47.1%         17,149           3,352         *

 Operating Cash Flow:
    Broadcasting                  $    235,375    $    226,044          4.1%   $    216,654    $    122,837        76.4%
    Newspaper publishing               217,928         164,361         32.6%        204,898         127,945        60.1%
    Other                               (2,496)         (3,754)        33.5%         (7,672)           (865)        *
------------------------------------------------------------------------------------------------------------------------

*Not meaningful.

The discussion that follows compares segment operations on an "as adjusted" basis only.

BROADCAST DIVISION

     Broadcasting revenues in 1997 of $580,908 were $20,149 higher than 1996 broadcasting revenues of $560,759, an increase of 3.6 percent. Local and national spot revenues combined for an increase of $41,011, while political advertising revenues were down $24,636 compared with the prior year.

     Local revenues were 8.4 percent higher in 1997 compared with 1996, with increases in each of Belo's television markets with the exception of New Orleans and Honolulu, where local economic conditions were generally unfavorable throughout 1997. Of the 15 stations recording local revenue increases, 13 had increases of 5 percent or more and six were up 10 percent or more. The largest local revenue increases were in Seattle/Tacoma, Dallas/Fort Worth, Houston, St. Louis, Sacramento, Portland and Louisville, due largely to strong ratings, market growth and substantial automotive advertising.

     National revenues in 1997 were 9.1 percent higher than 1996, with 10 of Belo's television stations recording increases ranging from 8.1 percent to 22.6 percent. The most significant growth in national revenues occurred in the Dallas/Fort Worth, Seattle/Tacoma, Portland, Houston, St. Louis and San Antonio markets. Much of this growth was due to automotive, communications and financial advertising.

     Political revenues in 1997 decreased significantly from those in 1996, a Presidential election year that also included Senate races in Texas and California and several local and state political issues. Year-to-year spot revenue increases by affiliate group were as follows: ABC, 6.1 percent; CBS, 1.1 percent; and NBC, 2.5 percent.

     Broadcasting operating cash flow for 1997 was $235,375, an increase of 4.1 percent over 1996 broadcasting operating cash flow of $226,044. Operating cash flow margins grew slightly to 40.5 percent in 1997 compared with 40.3 percent in 1996. Revenues increased 3.6 percent, while cash expenses increased 3.2 percent. Salaries, wages and employee benefits expense was up 4.3 percent due to a greater number of employees, normal merit increases and higher bonuses. Programming expenses were 3.6 percent higher in 1997 due to increased rates for certain first-run programming. These increases were offset by savings of 8 percent in advertising and promotion expense, due to several significant advertising campaigns in 1996 that were not repeated in 1997.

NEWSPAPER PUBLISHING DIVISION

     Newspaper publishing revenues increased 7.3 percent in 1997. Revenues were up at The Dallas Morning News by 7.5 percent. The Providence Journal revenues improved 7.8 percent while The Press-Enterprise revenues were up 6.7 percent. Advertising revenues comprised 84 percent of total 1997 newspaper publishing revenues while circulation contributed 13 percent. Commercial printing contributed most of the remainder.

     Newspaper advertising volume is measured in column inches. Volume for TDMN was as follows (in thousands):

------------------------------------------------------------------------------
 Years ended December 31,                          1997      1996     % change
------------------------------------------------------------------------------
   Full-run ROP inches:
       Classified                                  2,053     2,057       (.2)%
       Retail                                      1,485     1,435       3.5%
       General                                       327       296      10.5%
                                                   -----     -----
          Total                                    3,865     3,788       2.0%
------------------------------------------------------------------------------

     Classified advertising revenue at TDMN increased 11.2 percent despite relatively flat volumes, due to higher average rates. Employment advertising led the improvement in classified over 1996 with increases in both volume and rate, while automotive and real estate advertising had higher rates but lower volumes. Retail advertising revenue at TDMN increased 7.7 percent due to a 3.5 percent increase in volume combined with a 4.1 percent increase in average rates. A 7.9 percent increase in general advertising revenue was driven by a 10.5 percent volume increase, primarily in the technology category, slightly offset by lower average rates. While year-to-year circulation volumes were relatively unchanged, circulation revenue at TDMN was down 3.4 percent due to changes in circulation mix between home delivery and single-copy sales.

     Advertising revenues at PJ increased 8.1 percent due to across-the-board rate increases effective January 1, 1997, PJ's first rate increases since October 1, 1995. Classified revenues in 1997 increased 12.5 percent over 1996, due primarily to the rate increases in the employment and automotive categories. Volumes were also up 4 percent in classified advertising. Retail advertising revenues were 11.6 percent higher than the prior year, due to the higher rates and increased volumes of 3.3 percent. On average, retail rates were up 9.6 percent over 1996. Contributing to the volume gains in 1997 were improvements in automotive and telecommunication advertising and gains from a new monthly Health & Fitness section. General advertising revenue was down slightly as airline advertising, which was significant in 1996 due to the completion of an airport renovation in Providence, was replaced in 1997 by lower-rate automotive advertising. Circulation revenue for PJ was up slightly due to increases in Sunday prices in February 1996 and daily home delivery prices in January 1997, which were offset by volume declines of 1 percent and 2.4 percent for daily and Sunday, respectively.

     The majority of PE's 1997 revenue improvement over 1996 was attributable to classified advertising, which was up 11.8 percent due to higher rates, offset somewhat by a reduction in volume. Circulation revenues for PE were up 2.6 percent in 1997 over 1996 due to both rate and volume increases.

     Newspaper publishing operating cash flow was $217,928 in 1997 and $164,361 in 1996, resulting in operating cash flow margins of 28.3 percent and 22.9 percent, respectively. The 32.6 percent increase in operating cash flow and corresponding improvement in operating cash flow margin were due to the 7.3 percent increase in revenues, while cash expenses were substantially unchanged. Newsprint, ink and other supplies expense was 13.5 percent lower than in 1996, due primarily to lower prices for newsprint, offset somewhat by increased consumption. Salaries, wages and employee benefits expense in 1997 was 4 percent higher due to a greater number of employees and merit increases. Other operating expenses were up 10.5 percent over 1996 due to increases in distribution expenses, outside services, features and news services, solicitation fees, advertising and promotion, and bad debt expense.

                         LIQUIDITY AND CAPITAL RESOURCES
                (dollars in thousands, except per share amounts)

     Net cash provided by operations, bank borrowings and term debt are Belo's primary sources of liquidity. On an as reported basis, 1998 net cash provided by operations was $234,872, compared with $256,418 in 1997. During 1998, increases in cash earnings (defined as net earnings plus depreciation and amortization and other non-cash charges) and receivable collections were more than offset by greater working capital requirements for interest and 1997 bonuses paid in 1998 and the timing of payments for income taxes, including those resulting from acquisition-related transactions. Net cash provided by operations was used to fund capital expenditures, common stock dividends and a substantial portion of 1998 share repurchases of $129,786. As a result, long-term debt increased $19,984 from December 31, 1997 to December 31, 1998.

     During 1998, the Company recorded non-recurring charges of $26,157 comprising a non-cash charge of $11,478 for the write-down of a press at TDMN, separation costs of $14,229 associated with a voluntary early retirement program and other employee reduction initiatives, and $450 for severance and asset disposal costs related to the termination of operations of Belo's programming subsidiary. The majority of the separation costs were paid in 1998.

     At December 31, 1998, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6-7/8% Senior Notes due 2002; $300,000 of 7-1/8% Senior Notes due 2007; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for these debt instruments is 7.3 percent. The Company also has $500,000 of additional debt securities available for issuance under a shelf registration statement filed in April 1997. Future issues of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate purposes as determined by management.

     At December 31, 1998, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $580,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. The Company also had $31,500 of short-term unsecured notes outstanding at December 31, 1998. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements. The Company is required to maintain certain financial ratios as of the end of each quarter, as defined in its revolving credit agreement. As of December 31, 1998, the Company was in compliance with all ratio requirements.

     On June 25, 1998, the Company announced its intention to repurchase shares from time to time under its existing share repurchase authorization. This repurchase authority covered 10,673,744 shares at the time of the announcement. As of December 31, 1998, 6,727,400 shares had been repurchased for an aggregate purchase price of $129,786. These purchases were funded primarily through cash from operations and borrowings under the Company's revolving credit facility. All treasury shares purchased during 1998 have been retired. The remaining authorization for the repurchase of shares as of December 31, 1998 was 3,946,344 shares. During January and February 1999, the Company repurchased an additional 861,200 shares of its stock for an aggregate cost of $15,990.

     During 1998, the Company paid dividends of $29,694 or 24 cents per share on Series A and Series B Common Stock outstanding, compared with $24,428 or 22 cents per share during 1997. The higher dividends in 1998 were due to the higher dividend rate and the full-year effect of the shares issued in 1997 in connection with the PJC acquisition. In June 1998, the Company completed a two-for-one stock split in the form of a dividend. All record holders of Series A and Series B Common Stock as of May 22, 1998 received an equal number of Series A or Series B shares on June 5, 1998. All earnings and dividends per share, weighted average shares outstanding and share trading prices have been restated to retroactively reflect the stock split.

     Total capital expenditures for 1998 were $102,927. The Company's television stations spent $55,035, primarily on new broadcast equipment, including $23,328 for equipment to be used in the transmission of digital television ("DTV"). Newspaper publishing capital expenditures were $25,847, and included publishing equipment and amounts for certain system replacements. 1998 capital expenditures for building and equipment installations necessary to commence operations at TXCN were approximately $16 million. Capital spending in 1999 is expected to be approximately $97 million and includes $22.7 million for additional DTV expenditures and $15.7 million toward the purchase of the new press at TDMN. The total cost to purchase and install the new press over the next eighteen months is approximately $36 million. The new press will replace an existing press that, because of production limitations, is significantly less efficient than TDMN's other presses. Because the output of the older press can be managed on an interim basis by the other presses, it has been placed with a broker for sale.

     As of December 31, 1998, required future payments for capital projects in 1999 were $31,810. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

     The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

                                  OTHER MATTERS

     The Company has announced plans to exchange its ABC affiliate in Sacramento, California plus up to $55 million in cash for the ABC affiliate in Austin, Texas. The Company will report a non-cash gain on the transaction. While the amount of the non-cash gain has not been determined, it is expected to be significant. The Company anticipates closing the transaction in the second quarter of 1999 following FCC and other regulatory approvals.

     Statement of Position ("SOP") 98-1 requires the capitalization of internally developed software costs beginning January 1, 1999. The Company's 1999 capital plan includes certain system replacements that will be accounted for in accordance with this new accounting guidance. As it has been the Company's practice to capitalize certain system development costs in the past, the adoption of SOP 98-1 is not expected to have a significant effect on future results of operations.

                                    YEAR 2000

     The Company has performed an enterprise-wide evaluation to assess the ability of its information technology ("IT") and non-IT systems to function properly and execute transactions relating to the year 2000. The program includes the following phases: (1) project identification, (2) estimation of costs and target end dates, (3) system remediation or replacement, (4) testing,
(5) integration, and (6) vendor compliance assessment. The Company has substantially completed the first two phases of the program. Active management of projects in all other phases is ongoing. All phases of the program are expected to be completed by December 31, 1999 or sooner.

     The Company is in the process of replacing systems in the Publishing Division, including certain systems related to advertising, circulation and editorial applications. Remediation and replacement of other systems in both the Publishing and Broadcast Divisions is also underway. The Company expects to remediate or replace the affected systems in a timely manner.

     The Company's program includes testing of systems that have been corrected, upgraded or replaced and testing of applications and equipment identified as compliant. Once a system has been fully tested, it is integrated into the production environment. While testing provides assurance that individual applications will properly perform required functions in 2000, it is not possible to completely simulate the effect of Year 2000 requirements.

     The vendor compliance assessment phase includes contacting significant third-party vendors in an effort to determine the state of their Year 2000 readiness. As are all businesses, Belo is dependent upon certain vendors and suppliers whose delivery of product or service is material to the production and distribution of the Company's products. Material vendors include, but are not limited to, utilities providers, telecommunications, news and content providers, television network and programming suppliers, and newsprint suppliers. The Company has initiated formal communications with its significant vendors and is monitoring responses and implementing additional follow-up measures as necessary. However, there can be no assurances that IT and non-IT systems of third parties that the Company may rely upon will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to become Year 2000 compliant.

     The Company believes the Year 2000 issues associated with its IT and non-IT systems will be mitigated by the implementation of previously planned system replacements. Costs associated with these system replacements have been included in the Company's capital plans and have been funded primarily with cash provided by operations. The

Company has expensed $3.1 million in connection with its Year 2000 program through December 31, 1998, including $2.8 million expensed in 1997, and does not expect remaining Year 2000 expenses to be significant.

     The business risks to the Company for failure to achieve Year 2000 compliance vary, and depend upon the system and the business unit affected. While the Company believes its Year 2000 projects will be completed on a timely basis, failure to successfully complete significant portions of its Year 2000 program or failure by significant third parties to be Year 2000 compliant could have a material adverse effect on various phases of the Company's newspaper and broadcasting operations, and therefore, on its operating results and financial condition.

     Although the Company has not adopted a formal contingency plan, it is in the process of reviewing existing contingency plans and assessing alternatives at the individual project level in the event Year 2000 issues arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company's strategy in managing its exposure to interest rate changes is to maintain a balance of fixed and variable-rate debt instruments. See Note 4 to the Consolidated Financial Statements for information concerning the contractual interest rates of the Company's debt. At December 31, 1998 and 1997, the fair value of the Company's fixed-rate debt was estimated to be $1,035,965 and $1,024,515, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. Such fair values exceeded the carrying value of fixed-rate debt at December 31, 1998 and 1997 by $35,965 and $24,515, respectively.

     Various financial instruments issued by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to the Company's fixed-rate debt outstanding at December 31, 1998 and 1997, a 10 percent decline in interest rates would have resulted in no material effect on the Company's consolidated financial position, results of operations or cash flows. With respect to the floating-rate debt at December 31, 1998, a 10 percent increase in interest rates would result in a $3,492 annual change in the Company's pre-tax earnings and cash flows.

     In addition to interest rate risk, the Company has exposure to changes in the price of newsprint. The average price of newsprint is expected to be lower in 1999 than 1998, although future prices for newsprint cannot be predicted with certainty. The Company historically has managed the risk of price increases through a combination of rate increases and expense reductions.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders," "Executive Officers of the Company," "Election of Directors" and "Executive Compensation and Other Matters" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation and Other Matters" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference.

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

         Exhibit
         Number      Description
         -------     -----------
         2.1  *      Amended and Restated Agreement and Plan of Merger, dated as of September 26, 1996 (Appendix A of the Joint Proxy
                     Statement/Prospectus of Belo and Providence Journal Company
                     included in Belo's Registration Statement on Form S-4
                     (Registration No. 333-19337) filed with the Commission on
                     January 8, 1997)

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

     EXHIBIT
     NUMBER                        DESCRIPTION

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

          3.9 * Amended and Restated Bylaws of the Company, effective September 18, 1998 (Exhibit 3.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

          4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.9 above.

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

                 (1) * Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "2nd Quarter 1997 Form 10-Q"))

                 (2) * (a) $200 million 6-7/8% Senior Note due 2002 (Exhibit
                       4.6(2)(a) to the 2nd Quarter 1997 Form 10-Q) * (b) $50
                       million 6-7/8% Senior Note due 2002 (Exhibit 4.6(2)(b) to the 2nd Quarter 1997 Form 10-Q)

                 (3) * (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                           4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

                     * (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit
                           4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

                 (4) * $200 million 7-3/4% Senior Debenture due 2027 (Exhibit
                       4.6(4) to the 2nd Quarter 1997 Form 10-Q)

                 (5) * Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

     EXHIBIT
     NUMBER                        DESCRIPTION

                 (6) * (a) $200 million 7-1/4% Senior Debenture due 2027
                           (Exhibit 4.6(6)(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "3rd Quarter 1997 Form 10-Q"))

                     * (b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit
                           4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

                 (7) * Officer's Certificate dated September 26, 1997
                       establishing terms of debt securities pursuant to Section
                       3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

          10.1   Contracts relating to television broadcasting:

                 (1) * Form of Agreement for Affiliation between WFAA-TV in
                       Dallas, Texas and ABC (Exhibit 10.1(1) to the 1995 Form 10-K/A)

          10.2   Financing agreements:

                 (1) * Amended and Restated Credit Agreement (Five-year
                       $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd., as Co-Syndication Agents, and NationsBank, as Documentation Agent) (Exhibit 10.2(1) to the 3rd Quarter 1997 Form 10-Q)

          10.3   Compensatory plans:

                ~(1) The A. H. Belo Corporation Employee Savings and Investment Plan:

                     * (a) The A. H. Belo Corporation Employee Savings and
                           Investment Plan Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)

                       (b) First Amendment to A. H. Belo Corporation Employee
                           Savings and Investment Plan

                       (c) Second Amendment to A. H. Belo Corporation Employee
                           Savings and Investment Plan

                     * (d) Restated Master Trust Agreement between the Company
                           and Fidelity Management Trust Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

                ~(2)   The A. H. Belo Corporation 1986 Long-Term Incentive Plan:

                     * (a) The A. H. Belo Corporation 1986 Long-Term Incentive
                           Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3(2) to the Company's Annual Report on Form 10-K dated March 10, 1997 (the "1996 Form 10-K"))

                     * (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(2)(b) to the 1997 Form 10-K)

                     * (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(9) to the 1995 Form 10-K)

                     * (d) Amendment No. 8 to 1986 Long-Term Incentive Plan
                           (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form
                           10-Q)

                ~(3) * A. H. Belo Corporation 1995 Executive Compensation Plan,
                       as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

                     * (a) Amendment to 1995 Executive Compensation Plan, dated
                           July 21, 1998 (Exhibit 10.3 (3)(a) to the 2nd Quarter 1998 Form 10-Q)

                ~(4) * Management Security Plan (Exhibit 10.3(1) to the 1996
                       Form 10-K)

     EXHIBIT
     NUMBER                        DESCRIPTION

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

                     * (b) Trust Agreement dated February 28, 1994, between the
                           Company and Mellon Bank, N.A. (Exhibit 10.3(28) to the 1993 Form 10-K)

          10.4   Agreement with Officers:

                 (1) * Separation Agreement between A. H. Belo Corporation and
                       Michael D. Perry dated June 30, 1998 (Exhibit 10.4 to the 2nd Quarter 1998 Form 10-Q)

          12  Ratio of Earnings to Fixed Charges

          21  Subsidiaries of the Company

          23  Consent of Ernst & Young LLP

          27  Financial Data Schedule (filed electronically with the SEC)

     (b) Reports on Form 8-K.

         During the last quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       A. H. BELO CORPORATION


                                       By: /s/
                                           -------------------------------------
                                            Robert W. Decherd
                                            Chairman of the Board, President
                                               & Chief Executive Officer

                                       Dated:  March 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              SIGNATURE                                     TITLE                              DATE
              ---------                                     -----                              ----
/s/                                               Chairman of the Board, President         March 17, 1999
------------------------------------              & Chief Executive Officer
Robert W. Decherd


/s/                                               Vice Chairman of the                     March 17, 1999
------------------------------------              Board and President/
Ward L. Huey, Jr.                                 Broadcast Division


/s/                                               Director, President/Publishing           March 17, 1999
------------------------------------              Division and Publisher/
Burl Osborne                                      The Dallas Morning News


/s/                                               Director                                 March 17, 1999
------------------------------------
John W. Bassett, Jr.

/s/                                               Director                                 March 17, 1999
------------------------------------
Henry P. Becton, Jr.

/s/                                               Director                                 March 17, 1999
------------------------------------
Fanchon M. Burnham

/s/                                               Director                                 March 17, 1999
------------------------------------
Judith L. Craven, M.D., M.P.H.

/s/                                               Director                                 March 17, 1999
------------------------------------
Roger A. Enrico

/s/                                               Director                                 March 17, 1999
------------------------------------
Stephen Hamblett

/s/                                               Director                                 March 17, 1999
------------------------------------
Dealey D. Herndon

              SIGNATURE                                     TITLE                              DATE
              ---------                                     -----                              ----

/s/                                               Director                                 March 17, 1999
------------------------------------
Arturo Madrid, Ph.D.

/s/                                               Director and Former                      March 17, 1999
------------------------------------              Chairman of the Board
James M. Moroney, Jr.

/s/                                               Director                                 March 17, 1999
------------------------------------
Hugh G. Robinson

/s/                                               Director                                 March 17, 1999
------------------------------------
William T. Solomon

/s/                                               Director                                 March 17, 1999
------------------------------------
Thomas B. Walker, Jr.

/s/                                               Director                                 March 17, 1999
------------------------------------
J. McDonald Williams

/s/                                               Senior Vice President/                   March 17, 1999
------------------------------------              Chief Financial Officer
Dunia A. Shive

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
A. H. Belo Corporation

We have audited the accompanying consolidated balance sheets of A. H. Belo Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. H. Belo Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                           /s/ ERNST & YOUNG LLP






Dallas, Texas
January 27, 1999

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. BELO CORPORATION AND SUBSIDIARIES

                                                                              Years ended December 31,
-----------------------------------------------------------------------------------------------------------
 In thousands, except per share amounts                                 1998           1997         1996
-----------------------------------------------------------------------------------------------------------
 NET OPERATING REVENUES (Note 3)
      Broadcasting                                                  $   609,068    $   536,737    $ 333,396
      Newspaper publishing                                              787,541        694,495      487,560
      Other                                                              10,736         17,149        3,352
-----------------------------------------------------------------------------------------------------------
          Total net operating revenues                                1,407,345      1,248,381      824,308
-----------------------------------------------------------------------------------------------------------

 OPERATING COSTS AND EXPENSES
      Salaries, wages and employee benefits (Notes 6 and 7)             455,526        391,726      231,856
      Other production, distribution and operating costs (Note 8)       359,224        328,719      215,295
      Newsprint, ink and other supplies                                 173,911        152,141      146,325
      Depreciation                                                       84,578         73,089       45,408
      Amortization (Note 3)                                              74,864         61,904       19,775
      Non-recurring charges (Note 2)                                     26,157             --           --
-----------------------------------------------------------------------------------------------------------
          Total operating costs and expenses                          1,174,260      1,007,579      658,659
-----------------------------------------------------------------------------------------------------------
               Earnings from operations                                 233,085        240,802      165,649
-----------------------------------------------------------------------------------------------------------

 OTHER INCOME AND EXPENSE
      Interest expense (Note 4)                                        (107,638)       (90,778)     (27,643)
      Other, net (Note 10)                                                5,013          4,098        6,034
-----------------------------------------------------------------------------------------------------------
          Total other income and expense                               (102,625)       (86,680)     (21,609)
-----------------------------------------------------------------------------------------------------------

 EARNINGS
      Earnings before income taxes                                      130,460        154,122      144,040
      Income taxes (Note 5)                                              65,558         71,150       56,535
-----------------------------------------------------------------------------------------------------------
          Net earnings (Note 12)                                    $    64,902    $    82,972    $  87,505
                                                                    =======================================


 Net earnings per share (Notes 9 and 11):
      Basic                                                         $       .53    $       .72    $    1.07
      Diluted                                                       $       .52    $       .71    $    1.05

 Weighted average shares outstanding (Notes 9 and 11):
      Basic                                                             123,508        115,692       81,780
      Diluted                                                           124,836        117,122       83,004

 Dividends per share                                                $       .24    $       .22    $     .21

-----------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
A. H. BELO CORPORATION AND SUBSIDIARIES

ASSETS                                                       December 31,
=============================================================================
 In thousands                                             1998         1997
-----------------------------------------------------------------------------
 Current assets:
    Cash and temporary cash investments               $   19,451   $   11,852
    Accounts receivable (net of allowance of $7,823
       and $8,314 in 1998 and 1997, respectively)        211,428      220,297
    Inventories                                           20,308       20,356
    Deferred income taxes (Note 5)                        11,742       12,626
    Other current assets                                  12,852       11,865
-----------------------------------------------------------------------------
      Total current assets                               275,781      276,996

 Property, plant and equipment, at cost:
    Land                                                  72,904       70,710
    Buildings and improvements                           266,426      259,594
    Broadcast equipment                                  263,553      222,523
    Newspaper publishing equipment (Note 2)              257,732      278,037
    Other                                                132,971       92,222
    Advance payments on plant and equipment
       expenditures (Note 8)                              61,921       30,146
-----------------------------------------------------------------------------

 Total property, plant and equipment                   1,055,507      953,232
    Less accumulated depreciation                        428,754      344,914
-----------------------------------------------------------------------------

 Property, plant and equipment, net                      626,753      608,318

 Intangible assets, net (Note 3)                       2,543,143    2,626,953
 Other assets  (Note 6)                                   93,412      110,687
-----------------------------------------------------------------------------
      Total assets                                    $3,539,089   $3,622,954
-----------------------------------------------------------------------------

A. H. BELO CORPORATION AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY                                                     December 31,
==========================================================================================================
 In thousands, except share and per share data                                         1998        1997
----------------------------------------------------------------------------------------------------------
 Current liabilities:
    Accounts payable                                                               $   56,044   $   43,818
    Accrued compensation and benefits                                                  58,861       69,643
    Other accrued expenses                                                             32,485       41,374
    Income taxes payable (Note 5)                                                          --       29,355
    Advance subscription payments                                                      21,538       18,327
    Accrued interest payable                                                           11,820       11,945
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                       180,748      214,462

 Long-term debt (Note 4)                                                            1,634,029    1,614,045
 Deferred income taxes (Note 5)                                                       439,240      435,695
 Other liabilities                                                                     36,972       32,748

 Commitments and contingent liabilities (Note 8)

 Shareholders' equity (Notes 7 and 9):
    Preferred stock, $1.00 par value.  Authorized 5,000,000 shares; none issued
    Common stock, $1.67 par value.  Authorized 450,000,000 shares
          Series A:  Issued 100,028,891 and 52,998,586 shares
            at December 31, 1998 and 1997, respectively;                              167,048       88,508
          Series B:  Issued 18,896,263 and 9,283,001 shares
            at December 31, 1998 and 1997, respectively                                31,557       15,503
    Additional paid-in capital                                                        879,856    1,015,345
    Retained earnings                                                                 169,639      203,276
    Accumulated other comprehensive income (Note 12)                                       --        4,144
----------------------------------------------------------------------------------------------------------

 Total                                                                              1,248,100    1,326,776
    Less deferred compensation - restricted shares (Note 7)                                --          772
----------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                    1,248,100    1,326,004
----------------------------------------------------------------------------------------------------------

        Total liabilities and shareholders' equity                                 $3,539,089   $3,622,954
----------------------------------------------------------------------------------------------------------




See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
A. H. BELO CORPORATION AND SUBSIDIARIES

==================================================================================================================
Dollars in thousands
------------------------------------------------------------------------------------------------------------------
                                       COMMON STOCK
                                                                                                     Accumulated
                                                                              Additional                Other
                                       Shares          Shares                   Paid-in   Retained   Comprehensive
                                      Series A        Series B       Amount     Capital    Earnings    Income
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1995        28,961,753      9,280,179      $ 63,864  $   97,930     $230,203          --
   Exercise of stock options            498,302          2,360           835       9,098
   Restricted shares                                                                   7
   Tax benefit from long-
        term incentive plan                                                        3,589
   Employer's matching
        contribution to Savings
        and Investment Plan                             89,389           150       3,214
   Sale of stock                      5,750,000                        9,603     188,899
   Purchase of treasury stock
   Net earnings                                                                                87,505
   Cash dividends                                                                             (16,392)
   Conversion of Series B
         to Series A                    194,795       (194,795)
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1996        35,404,850      9,177,133      $ 74,452  $  302,737     $301,316          --
   Exercise of stock options            416,446        110,239           880      11,046
   Stock issued in acquisition
        of PJC                       25,394,564                       42,409     827,990
   Restricted shares                                                                 672
   Tax benefit from long-
        term incentive plan                                                        4,560
   Employer's matching
        contribution to Savings
        and Investment Plan                            100,055           167       4,005
   Unrealized holding gains
        on available-for-sale
        securities, net of tax                                                                              6,505
   Reclassification of unrealized
        gains subsequently recognized
        in net earnings                                                                                    (2,361)
   Retirement of treasury stock      (8,321,700)                     (13,897)   (135,665)    (156,584)
   Net earnings                                                                                82,972
   Cash dividends                                                                             (24,428)
   Conversion of Series B
         to Series A                    104,426       (104,426)
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997         52,998,586      9,283,001      $104,011  $1,015,345     $203,276      $4,144
   Exercise of stock options            298,185        169,557           781       8,173
   Change in valuation of
        incentive plans                                                              392
Restricted shares                       (18,540)                         (31)       (528)
   Tax benefit from long-
        term incentive plan                                                        3,900
   Employer's matching
        contribution to Savings
        and Investment Plan                            267,824           447       6,912
   Reclassification of unrealized
        gains subsequently recognized
        in net earnings                                                                                    (4,144)
   Purchases and subsequent
        retirement of treasury stock (6,727,400)                     (11,235)    (49,706)     (68,845)
   Two-for-one stock split           53,306,307      9,347,634       104,632    (104,632)
   Net earnings                                                                                64,902
   Cash dividends                                                                             (29,694)
   Conversion of Series B
         to Series A                    171,753       (171,753)
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998        100,028,891     18,896,263      $198,605  $  879,856     $169,639     $    --


======================================================================================
                                      Three years ended December 31, 1998
--------------------------------------------------------------------------------------
                                       TREASURY STOCK
                                                             Deferred
                                                            Compensation
                                        Shares               Restricted
                                       Series A       Amount   Shares           Total
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1995                --     $      --  $(3,533)     $  388,464
   Exercise of stock options                                                     9,933
   Restricted shares                                             1,657           1,664
   Tax benefit from long-
        term incentive plan                                                      3,589
   Employer's matching
        contribution to Savings
        and Investment Plan                                                      3,364
   Sale of stock                                                               198,502
   Purchase of treasury stock        (8,321,700)     (306,146)                (306,146)
   Net earnings                                                                 87,505
   Cash dividends                                                              (16,392)
   Conversion of Series B
         to Series A                                                                --
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER  31, 1996        (8,321,700)    $(306,146) $(1,876)     $  370,483
   Exercise of stock options                                                    11,926
   Stock issued in acquisition
        of PJC                                                                 870,399
   Restricted shares                                             1,104           1,776
   Tax benefit from long-
        term incentive plan                                                      4,560
   Employer's matching
        contribution to Savings
        and Investment Plan                                                      4,172
   Unrealized holding gains
        on available-for-sale
        securities, net of tax                                                   6,505
   Reclassification of unrealized
        gains subsequently recognized
        in net earnings                                                         (2,361)
   Retirement of treasury stock       8,321,700       306,146                       --
   Net earnings                                                                 82,972
   Cash dividends                                                              (24,428)
   Conversion of Series B
         to Series A                                                                --
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                 --     $      --   $ (772)     $1,326,004
   Exercise of stock options                                                     8,954
   Change in valuation of
        incentive plans                                                            392
Restricted shares                                                  772             213
   Tax benefit from long-
        term incentive plan                                                      3,900
   Employer's matching
        contribution to Savings
        and Investment Plan                                                      7,359
   Reclassification of unrealized
        gains subsequently recognized
        in net earnings                                                         (4,144)
   Purchases and subsequent
        retirement of treasury stock                                          (129,786)
   Two-for-one stock split                                                          --
   Net earnings                                                                 64,902
   Cash dividends                                                              (29,694)
   Conversion of Series B
         to Series A                                                                --
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 --     $      --   $   --      $1,248,100

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
A. H. BELO CORPORATION AND SUBSIDIARIES

CASH PROVIDED (USED)                                                       Years ended December 31,
========================================================================================================
 In thousands                                                       1998            1997          1996
--------------------------------------------------------------------------------------------------------
 OPERATIONS
      Net earnings                                               $  64,902     $    82,972     $  87,505
      Adjustments to reconcile net earnings to net cash
        provided by operations:
           Depreciation and amortization                           159,442         134,993        65,183
           Deferred income taxes                                     1,705          (4,198)        6,610
           Non-cash portion of non-recurring charges (Note 2)       11,764              --            --
           Other non-cash expenses (Note 6)                         12,303           7,950         5,569
           Other, net                                               (2,037)            493        (3,898)
           Net change in current assets and liabilities:
              Accounts receivable                                    9,560         (21,244)      (11,867)
              Inventories and other current assets                     575          (3,859)        3,669
              Accounts payable                                       9,026           8,808        (1,003)
              Accrued compensation and benefits                    (10,782)          9,931         5,207
              Other accrued liabilities                             (4,080)         12,735           785
              Income taxes payable                                 (17,506)         27,837         6,661

--------------------------------------------------------------------------------------------------------
           Net cash provided by operations                         234,872         256,418       164,421
--------------------------------------------------------------------------------------------------------

 INVESTMENTS
      Capital expenditures                                        (102,927)        (83,317)      (49,800)
      Acquisitions                                                      --        (946,259)      (74,091)
      Sale of investments                                            7,995           3,045         3,750
      Other, net                                                    (4,999)          1,124        (3,788)

--------------------------------------------------------------------------------------------------------
           Net cash used for investments                           (99,931)     (1,025,407)     (123,929)
--------------------------------------------------------------------------------------------------------

 FINANCING
      Net proceeds from sale of stock                                   --              --       198,502
      Borrowings for acquisitions                                       --       1,100,545        75,180
      Refinancing of Providence Journal debt                            --        (200,000)           --
      Net proceeds from fixed-rate debt offerings                       --         989,994            --
      Net proceeds from (payments on) revolving debt                23,184      (1,111,025)         (586)
      Payments of dividends on stock                               (29,694)        (24,428)      (16,392)
      Net proceeds from exercise of stock options                    8,954          11,926         9,933
      Purchase of treasury stock                                  (129,786)             --      (306,146)

--------------------------------------------------------------------------------------------------------
           Net cash provided by (used for) financing              (127,342)        767,012       (39,509)
--------------------------------------------------------------------------------------------------------

              Net increase (decrease) in cash and
                 temporary cash investments                          7,599          (1,977)          983
--------------------------------------------------------------------------------------------------------

 Cash and temporary cash investments at beginning of year           11,852          13,829        12,846

 Cash and temporary cash investments at end of year              $  19,451     $    11,852     $  13,829

--------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL DISCLOSURES (Note 13)
--------------------------------------------------------------------------------------------------------


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

C) Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $6,497, $9,273 and $5,647 in 1998, 1997 and 1996, respectively. Accounts written off during these years were $6,988, $9,988 and $4,535, respectively.

D) Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

E) Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

         --------------------------------------------------------------
                                                             ESTIMATED
                                                          USEFUL LIVES
         --------------------------------------------------------------
         Buildings and improvements                         5-30 years
         Broadcast equipment                                5-15 years
         Newspaper publishing equipment                     5-20 years
         Other                                              3-10 years
         --------------------------------------------------------------

F) Intangible Assets, Net Intangible assets, net consists of excess cost over values assigned to tangible assets of purchased subsidiaries and is amortized primarily on a straight-line basis over 40 years. Accumulated amortization of intangible assets was $292,931 and $218,067 at December 31, 1998 and 1997, respectively. The carrying values of all intangible assets are periodically reviewed to determine whether impairment exists, and adjustments to net realizable value are made as needed. No such adjustments were required in 1998.

G) Other Assets The Company classifies its investments in equity securities with readily determinable fair values as available-for-sale. At December 31, 1997, these equity securities were included in Other assets and reported at fair value, with unrealized gains and losses excluded from income and reported as a component of shareholders' equity, net of tax. All available-for-sale securities were either sold or donated during 1998. See Notes 10 and 12.

H) Stock Options Stock options granted to employees are accounted for using the intrinsic value of the options granted. Because it is the Company's policy to grant stock options at the market price on the date of the grant, the intrinsic value is zero, and therefore no compensation expense is recorded.

I) Revenue Recognition The Company's primary sources of revenue are the sale of air time on its television stations, advertising space in published issues of its newspapers, and the sale of newspapers to distributors and individual subscribers. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

J) Advertising Expense The cost of advertising is expensed as incurred. The Company incurred $25,858, $25,557 and $14,934 in advertising and promotion costs during 1998, 1997 and 1996, respectively.

K) Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2:  NON-RECURRING CHARGES
--------------------------------------------------------------------------------

     Earnings from operations for 1998 include non-recurring charges of $26,157 comprised primarily of an $11,478 non-cash charge for the write-down of a press at The Dallas Morning News ("TDMN") and separation costs of $14,229 associated with 189 employees who accepted a voluntary early retirement offer and 31 employees who were terminated under other employee reduction initiatives. The workforce reduction initiatives were the result of the Company's on-going review of its operations and organizational structure.

     The press write-down followed a decision by TDMN to replace one of its less productive presses with a new $36 million WIFAG press that offers improved production capacity and greater flexibility. The write-down of the press resulted in a remaining estimated salvage value of $2,000, which is included in Other current assets in the Company's Balance Sheet as of December 31, 1998. The salvage value is based upon a third-party estimate of current market rates for used press equipment. The press has been made available for sale through an independent broker. The press write-down results in lower annual depreciation expense of approximately $900.

     The $14,229 charge for certain employee related costs includes $12,449 of cash payments made as of December 31, 1998, $946 made in January 1999 and the remaining $834 to be paid in monthly installments through December 31, 2001, under contractual arrangements.

     The remaining $450 in non-recurring charges was for severance and asset retirements associated with terminating the operations of the Company's programming subsidiary, Belo Productions, Inc., effective December 31, 1998.

--------------------------------------------------------------------------------
NOTE 3:  ACQUISITIONS

     On February 28, 1997, Belo completed the acquisition of The Providence Journal Company ("PJC") by issuing 25,394,564 shares of Series A Common Stock (on a pre-split basis) and paying $587,096 to former shareholders of PJC. Belo also incurred approximately $100,000 in employee and transaction costs and refinanced $200,000 of PJC debt. The acquisition was accounted for as a purchase. The Company's consolidated financial results for the year ended December 31, 1997 include the operations of PJC since March 1, 1997 and exclude the results of the Company's interest in America's Health Network ("AHN"), a cable network acquired as part of the PJC transaction, but subsequently disposed of effective July 31, 1997. The results of the Television Food Network ("TVFN"), also acquired as part of the PJC transaction, are excluded effective July 1, 1997, as a result of the Company's decision in June 1997 to divest its interest in TVFN.

     The cost of the PJC acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Goodwill and intangibles arising from the purchase of PJC are being amortized on a straight-line basis over 40 years, except for the value assigned to the newspaper subscriber list, which is being amortized over 18 years.

     As a result of the PJC acquisition, the Company initially owned two television stations in the Seattle/Tacoma, Washington market (KIRO and KING). To comply with FCC regulations that required the Company to divest one of these stations, the Company completed an exchange of assets among multiple parties on June 2, 1997, whereby KIRO was exchanged for CBS affiliate KMOV in St.
Louis, Missouri.  No gain was recorded on this exchange of like-kind assets.

     On July 25, 1997, the Company completed the acquisition of The Press-Enterprise Company ("PE"), publisher of a daily newspaper serving Riverside County and the inland southern California area. The transaction was accounted for as a purchase. The purchase price allocation was based upon the estimated fair market value of the net assets acquired. The Company previously held a 38.45 percent interest in PE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     On October 15, 1997, Belo exchanged its partnership interest in TVFN and $75,000 in cash for CBS affiliate KENS in San Antonio, Texas. The transaction was accounted for as a purchase. The purchase price allocation was based on the estimated fair market value of the net assets acquired.

     The cash portion of each acquisition was financed through the Company's revolving credit facility, a portion of which was converted to fixed-rate debt during 1997. See Note 4.

     The pro forma financial results of operations that follow assume the PJC, PE and KENS acquisitions, the KIRO/KMOV exchange and the disposition of TVFN were completed as of January 1, 1996 and include adjustments for incremental interest costs, depreciation, amortization and taxes as they relate to the purchase price allocations of the transactions for the years ended December 31, 1997 and 1996.

        -----------------------------------------------------------------------------------------
                                                                       1997             1996
        -----------------------------------------------------------------------------------------
        Net operating revenues                                    $  1,360,233    $     1,274,738
        Net earnings from continuing operations(a)                $     83,910    $        50,730
        Net earnings(b)                                           $     83,910    $        48,052
        Net earnings per share                                    $        .67    $           .36
        -----------------------------------------------------------------------------------------

         (a) Net earnings from continuing operations for the year ended December 31, 1997 include a pre-tax gain of $10,672 on the sale of an investment. Net earnings from continuing operations for the year ended December 31, 1996 include pre-tax charges for PJC stock-based compensation of $12,394 and PJC newspaper restructuring of $1,791. All periods exclude the effect of AHN and TVFN.

         (b) Net earnings for the year ended December 31, 1996 include an after-tax charge of $2,678 representing discontinued operations attributable to PJC's former cable operations.

NOTE 4:  LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt consists of the following at December 31, 1998 and 1997:

  ------------------------------------------------------------------------------
                                                          1998            1997
  ------------------------------------------------------------------------------
  6-7/8% Senior Notes Due June 1, 2002               $   250,000     $   250,000
  7-1/8% Senior Notes Due June 1, 2007                   300,000         300,000
  7-3/4% Senior Debentures Due June 1, 2027              200,000         200,000
  7-1/4% Senior Debentures Due September 15, 2027        250,000         250,000
  ------------------------------------------------------------------------------
       Fixed-rate debt                                 1,000,000       1,000,000
  Revolving credit agreement, including
     short-term unsecured notes classified
     as long-term                                        611,500         588,000
  Other                                                   25,839          26,355
  Less:  current maturities of long-term debt             (3,310)           (310)
  ------------------------------------------------------------------------------
  Total                                              $ 1,634,029     $ 1,614,045
  ------------------------------------------------------------------------------

     The Company's long-term debt maturities for the five years following December 31, 1998 are $3,310 in 1999, $6,956 in 2000, $291 in 2001, $861,782 in
2002 and $200 in 2003. Of the amount due in 2002, $580,000 represents revolving debt and $31,500 represents short-term unsecured notes, which could be converted, at the Company's option, to revolving debt.

     During 1997, the Company issued $1 billion in fixed-rate debt. The net proceeds from these debt offerings were used to retire debt previously outstanding under the Company's revolving credit facility. At December 31, 1998 and 1997, the weighted average effective interest rate on the fixed-rate debt was 7.3 percent and the fair value exceeded the carrying value by $35,965 and $24,515, respectively. The fair value was estimated using quoted market prices for those instruments publicly traded.

    At the end of 1998, the Company had a revolving credit facility for $1 billion. Loans under the revolving credit agreement bear interest at a rate based, at the option of the Company, on the bank's alternate base rate, certificate of deposit rate, LIBOR or competitive bid. The rate obtained through competitive bid is either a Eurodollar rate or a rate agreed to by the Company and the bank. At December 31, 1998 and 1997, the weighted average interest rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

for borrowings under the revolving credit agreement, which includes a facility fee of up to 0.15 percent on the total commitment, were 5.7 percent and 6.1 percent, respectively. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. The carrying value of borrowings under the Company's revolving credit agreement approximates fair value.

    The revolving credit agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0, (2) a Funded Debt (excluding subordinated debt) to Pro Forma Operating Cash Flow ratio not exceeding 5.0 to 1.0, and (3) an Interest Coverage ratio of not less than 2.5 to 1.0, all as such terms are defined in the agreement. At December 31, 1998, the Company was in compliance with these requirements.

     During 1998, the Company used various short-term unsecured notes as an additional source of financing. The weighted average interest rate on this debt was 5.9 percent and 6.5 percent at December 31, 1998 and 1997, respectively. Due to the Company's intent to renew the short-term notes and its continued ability to refinance these borrowings on a long-term basis through its revolving credit agreement, $31,500 and $18,000 of short-term notes outstanding at December 31, 1998 and 1997, respectively, have been classified as long-term.

     In 1998, 1997 and 1996, the Company incurred interest costs of $109,318, $91,288 and $27,898, respectively, of which $1,680, $510 and $255, respectively, were capitalized as components of construction cost.

     At December 31, 1998, the Company had outstanding letters of credit of $32,347 issued in the ordinary course of business.

NOTE 5:  INCOME TAXES
--------------------------------------------------------------------------------


     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

------------------------------------------------------------------------------
                                          1998           1997          1996
------------------------------------------------------------------------------
          Current
               Federal                 $ 53,812       $ 56,792       $ 42,298
               State                     10,041         18,556          7,627
------------------------------------------------------------------------------
                    Total current        63,853         75,348         49,925
          Deferred
               Federal                   (2,200)         1,587          6,765
               State                      3,905         (5,785)          (155)
------------------------------------------------------------------------------
                    Total deferred        1,705         (4,198)         6,610
          Total tax expense            $ 65,558       $ 71,150       $ 56,535
------------------------------------------------------------------------------

          Effective tax rate               50.3%          46.2%          39.2%
------------------------------------------------------------------------------


     The variation in both current and deferred state income taxes between 1997 and 1998 is due to the recognition of a gain in 1997 on the disposition of TVFN, a cable network acquired in connection with PJC and subsequently exchanged for KENS. See Note 3.

     Income tax provisions for the years ended December 31, 1998, 1997 and 1996 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

--------------------------------------------------------------------------
                                        1998          1997          1996
--------------------------------------------------------------------------
Computed expected income tax expense  $ 45,661      $ 53,943      $ 50,414
Amortization of excess cost             11,533         9,645         2,235
State income taxes                       9,065         8,301         4,857
Other                                     (701)         (739)         (971)
--------------------------------------------------------------------------
                                      $ 65,558      $ 71,150      $ 56,535
--------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997, are as follows:

-----------------------------------------------------------------------------
                                                          1998          1997
-----------------------------------------------------------------------------
 Deferred tax liabilities:
     Excess tax depreciation and amortization           $458,022     $442,949
     Basis differences in investments                     20,986       22,769
     Deferred compensation                                    --       10,600
     Expenses deductible for tax purposes in a year
         different from the year accrued                   2,584        4,431
     Other                                                 4,277        1,328
-----------------------------------------------------------------------------
         Total deferred tax liabilities                  485,869      482,077
-----------------------------------------------------------------------------

 Deferred tax assets:
     Deferred compensation                                10,176       11,198
     State net operating losses                            6,938        8,004
     State taxes                                           6,602        6,179
     Expenses deductible for tax purposes in a year
         different from the year accrued                  22,246       21,298
     Other                                                12,409       12,329

-----------------------------------------------------------------------------
         Total deferred tax assets                        58,371       59,008
-----------------------------------------------------------------------------
              Net deferred tax liability                $427,498     $423,069
-----------------------------------------------------------------------------

    State net operating loss carryforwards are generally associated with entities acquired in the PJC acquisition and have expiration dates ranging from 2000 through 2003.

NOTE 6:  EMPLOYEE RETIREMENT PLANS
--------------------------------------------------------------------------------

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

     During 1997, the Company acquired PJC, which had a noncontributory defined benefit pension plan covering substantially all of its employees. Effective December 31, 1997, the PJC plan was merged into the Company's pension plan. The following disclosures reflect these combined pension plans at December 31, 1998 and 1997. The following table sets forth the plan's funded status and prepaid pension costs (included in Other assets on the Consolidated Balance Sheets) at December 31, 1998 and 1997:

------------------------------------------------------------------
                                           1998            1997
------------------------------------------------------------------
 Vested benefit obligation               $(225,337)     $(198,500)
 Accumulated benefit obligation          $(233,963)     $(211,052)
 Projected benefit obligation            $(304,375)     $(273,534)
 Estimated fair value of plan assets       302,831        274,903
------------------------------------------------------------------
 Funded status                              (1,544)         1,369
 Unrecognized net loss                      12,494         16,593
 Unrecognized net transition asset              --           (371)
 Unrecognized prior service cost               188         (2,114)
------------------------------------------------------------------
 Prepaid pension cost                    $  11,138      $  15,477
------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     Changes in plan assets for the years ended December 31, 1998 and 1997 were as follows:

-----------------------------------------------------------------------
                                                 1998            1997
-----------------------------------------------------------------------
 Fair value of plan assets at January 1,       $ 274,903      $ 108,009
 Acquisition of PJC                                   --        136,083
 Actual return on plan assets                     39,273         40,678
 Benefits paid                                   (11,345)        (9,867)
                                               ---------      ---------
 Fair value of plan assets at December 31,     $ 302,831      $ 274,903
                                               =========      =========
-----------------------------------------------------------------------

     Changes in plan benefit obligation for the years ended December 31, 1998 and 1997 were as follows:

--------------------------------------------------------------------
                                              1998            1997
--------------------------------------------------------------------
 Benefit obligation as of January 1,       $ 273,534      $ 116,887
 Acquisition of PJC                               --        130,555
 Actuarial losses                             11,693         10,553
 Service cost                                 11,089          8,851
 Interest cost                                19,404         16,555
 Benefits paid                               (11,345)        (9,867)
                                           ---------      ---------
 Benefit obligation as of December 31,     $ 304,375      $ 273,534
                                           =========      =========
--------------------------------------------------------------------

     The net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 includes the following components:

------------------------------------------------------------------------------------------
                                                        1998          1997          1996
------------------------------------------------------------------------------------------
 Service cost - benefits earned during the period     $ 11,089      $  8,851      $ 5,462
 Interest cost on projected benefit obligation          19,404        16,555        8,290
 Expected return on assets                             (25,875)      (21,552)      (9,663)
 Amortization of:
      Net asset                                           (371)       (1,233)      (1,233)
      Unrecognized prior service cost                     (220)         (376)        (376)
      Unrecognized loss                                    311         1,723        2,408
------------------------------------------------------------------------------------------
 Net periodic pension cost                            $  4,338      $  3,968      $ 4,888
------------------------------------------------------------------------------------------

     Assumptions used in accounting for the defined benefit plan are as follows:

--------------------------------------------------------------------------------------
                                                           1998       1997       1996
--------------------------------------------------------------------------------------
 Discount rate in determining benefit obligation           7.00%      7.25%      7.50%
 Discount rate in determining net periodic pension
    cost                                                   7.25%      7.50%      7.25%
 Expected long-term rate of return on assets              10.25%     10.25%     10.25%
 Rate of increase in future compensation                   5.50%      5.50%      5.50%
--------------------------------------------------------------------------------------

     The Company sponsors defined contribution plans that cover substantially all of its employees. Subject to certain dollar limits, employees may contribute a percentage of their salaries to these plans, and the Company will match a portion of the employees' contributions with shares of the Company's Series B Common Stock. The Company's contributions totaled $7,359, $6,069 and $3,587 in 1998, 1997 and 1996, respectively.

     The Company also sponsors non-qualified retirement plans for key employees. Expense for the plans recognized in 1998, 1997 and 1996 was $1,316, $1,138 and $1,150, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


NOTE 7:  LONG-TERM INCENTIVE PLAN
--------------------------------------------------------------------------------

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

    The non-qualified options granted to employees under the Company's long-term incentive plan become exercisable in cumulative installments over periods of three to seven years and expire after 10 years. Shares of common stock reserved for grants under the plan were 3,672,024 and 2,697,816 at December 31, 1998 and 1997, respectively.

    Stock-based activity in the long-term incentive plan relates to non-qualified stock options and is summarized in the following table. Amounts shown in this table have not been retroactively restated to reflect the June 5, 1998 stock split:

----------------------------------------------------------------------------------------------------------------------------
                                                1998                          1997                         1996
----------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                       Weighted                       Weighted
                                     Number of        Average       Number of       Average        Number of       Average
                                      Options          Price         Options         Price          Options         Price
----------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1,           4,222,341      $    34.31      3,819,938      $    28.43      3,097,777      $    24.16
      Two-for-one stock split        3,951,488      $    17.16             --              --             --              --
      Granted                        1,882,027      $    18.16        947,100      $    51.58      1,237,850      $    35.63
      Exercised                       (467,742)     $    11.47       (526,685)     $    22.64       (500,662)     $    19.82
      Canceled                        (182,106)     $    19.77        (18,012)     $    35.01        (15,027)     $    28.69
                                     ---------                      ---------                     ----------
 Outstanding at December 31,         9,406,008      $    17.78      4,222,341      $    34.31      3,819,938      $    28.43
 Exercisable at December 31,         5,388,934                      2,191,315                      1,984,442
----------------------------------------------------------------------------------------------------------------------------
 Weighted average fair value of
      options granted                               $     4.76                     $    12.95                     $     9.68
----------------------------------------------------------------------------------------------------------------------------

     The following table summarizes information about non-qualified stock options outstanding at December 31, 1998:

-------------------------------------------------------------------------------------------------------
                    Number of      Weighted Average   Weighted Average     Number of   Weighted Average
   Range of          Options           Remaining          Exercise          Options       Exercise
Exercise Prices    Outstanding       Life (years)           Price         Exercisable        Price
-------------------------------------------------------------------------------------------------------
   $ 6-$11           863,784 (a)          3.1             $ 8.88            863,784       $ 8.88
   $12-$15         1,544,548 (a)          5.0             $12.97          1,544,548       $12.97
   $17-$19         5,212,362 (b)          8.2             $17.75          2,225,902       $17.74
   $22-$27         1,785,314 (b)          8.8             $26.36            754,700       $26.38
                   ----------                                             ---------
   $ 6-$27         9,406,008              7.3             $17.78          5,388,934       $16.16
-------------------------------------------------------------------------------------------------------

     (a) Comprised of Series A Shares
     (b) Comprised of Series B Shares

    Pro forma information regarding net earnings and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 4.62 percent and 5.56 percent, dividend yields of 1.33 percent and .91 percent, volatility factors of the expected market price of the Company's common stock of
 .243 and .228, and weighted average expected lives of the options of approximately 5 years and 4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the full effect of applying SFAS No. 123 for providing pro forma disclosure is first evident in 1998 upon the completion of one full vesting cycle. The pro forma information presented below is not necessarily indicative of the effects on reported or pro forma net earnings for future years. The Company's pro forma information for the three years ended December 31, 1998 follows:

-------------------------------------------------------------------------------------
                                             1998              1997            1996
-------------------------------------------------------------------------------------
Pro forma net earnings                   $   59,036        $   79,562      $   85,731
Pro forma net earnings per share         $      .48        $      .68      $     1.04
-------------------------------------------------------------------------------------

    The Company's long-term incentive plan also provides for the grant of restricted shares of Series A Common Stock. These restricted shares generally vest over a four year period and contain certain performance requirements for a portion of the shares. Restricted stock activity for the three years ended December 31, 1998 is summarized in the following table. Amounts shown in this table have not been retroactively restated to reflect the June 5, 1998 stock split.

-----------------------------------------------------------------------------------------------------------------
                                             1998                       1997                       1996
-----------------------------------------------------------------------------------------------------------------
                                                   Price                       Price                      Price
                                     Shares      Per Share      Shares       Per Share      Shares      Per Share
-----------------------------------------------------------------------------------------------------------------
Outstanding at January 1,             85,392     $27-$56        212,309       $15-$35       279,096      $15-$35
     Two-for-one stock split          84,332     $13-$28             --            --            --           --
     Vested                         (152,246)    $13-$28       (126,917)      $15-$56       (66,787)     $20-$35
     Forfeited                       (17,478)    $13-$28             --            --            --           --
                                     -------     -------       --------       -------       -------      -------
Outstanding at December 31,               --          --         85,392       $27-$56       212,309      $15-$35
-----------------------------------------------------------------------------------------------------------------

     A provision for restricted shares is made ratably over the restriction period. Expense recognized under the plan for restricted shares was $167, $1,776 and $1,664 in 1998, 1997 and 1996, respectively.


NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

     The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

     Commitments for the purchase of broadcast film contract rights totaled approximately $236,519, at December 31, 1998 for broadcasts scheduled through August 2005.

     Advance payments on plant and equipment expenditures at December 31, 1998 primarily relate to newspaper production equipment, DTV equipment and construction projects. Required future payments for capital expenditures for 1999, 2000, 2001 and 2002 are $31,810, $24,430, $2,251 and $630, respectively.
Required future payments for 1999 include $15.7 million toward the purchase of the new press at TDMN. An additional $19.7 million for this press is included in required future payments for 2000. Required future payments for 1999 also include $8.7 million for DTV equipment at seven of the Company's television stations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


     Total lease expense for property and equipment was $8,293, $8,342 and $3,333 in 1998, 1997 and 1996, respectively. Future minimum rental payments for operating leases at December 31, 1998, are as follows:

-------------------------------------------
                                  Operating
                                   Leases
-------------------------------------------
1999                               $ 8,237
2000                                 6,848
2001                                 4,565
2002                                 3,257
2003                                 1,229
2004 & beyond                        2,951
-------------------------------------------
Total commitments                  $27,087
-------------------------------------------


NOTE 9:  COMMON AND PREFERRED STOCK
--------------------------------------------------------------------------------

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

     Each outstanding share of common stock is accompanied by one preferred share purchase right, which entitles shareholders to purchase 1/200 of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of the Company's common stock or makes a tender offer for at least 30 percent of its common stock. At such time, each holder of a right (other than the acquiring person or group) will have the right to purchase common stock of the Company with a value equal to two times the exercise price of the right, which is initially $75 (subject to adjustment). In addition, if the Company is acquired in a merger or business combination, each right can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. Once a person or group has acquired 30 percent of the common stock but before 50 percent of the voting power of the common stock has been acquired, the Company may exchange each right (other than those held by the acquiring person or group) for one share of Company common stock (subject to adjustment). The Company may reduce the 30 percent threshold or may redeem the rights. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to 1/200 of the number of shares of common stock issued and outstanding plus the number of shares reserved for options outstanding and for grant under the 1995 Executive Compensation Plan and for options outstanding under the Company's predecessor plan. The rights will expire in 2006, unless extended.

     On June 5, 1998, the Company completed a two-for-one stock split in the form of a dividend, issuing one additional share of Series A and Series B Common Stock for each corresponding share outstanding as of the May 22, 1998 record date. The effect of the stock split was to double the number of shares outstanding and reduce per share amounts by one-half. All earnings and dividends per share, weighted average shares outstanding and share trading prices in this report have been restated to reflect the stock split.

     Prior to the split, the Company's shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 to 450,000,000 shares.

     As discussed in Note 3, on February 28, 1997, in connection with the acquisition of PJC, the Company issued 25,394,564 shares of Series A Common Stock, on a pre-split basis.

     The Company has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually and, as of December 31, 1998, the Company has authority to purchase an additional 3,946,344 shares. During 1998, the Company purchased 6,727,400 shares of its Series A Common Stock at an aggregate cost of $129,786. These shares were retired effective December 31, 1998. No shares of stock were purchased during 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES



NOTE 10:  OTHER INCOME AND EXPENSE
--------------------------------------------------------------------------------

     In 1998, the Company sold 982,000 shares of Peapod, Inc. ("Peapod") common stock and donated 827,113 shares of Peapod common stock to The A. H. Belo Corporation Foundation. These transactions increased 1998 net earnings by $2,042 as the $6,244 charge for the charitable contribution was more than offset by the net gain on the disposition of shares and the tax benefit from the charitable contribution.

     In 1997, the Company sold 220,000 shares of Gemstar International Group Limited ("Gemstar") common stock and donated 208,440 shares of Gemstar common stock to The A. H. Belo Corporation Foundation. These transactions did not have an effect on 1997 net earnings as the $4,560 charge for the charitable contribution was offset by a net gain on the disposition of the shares and the tax benefit from the charitable contribution.

NOTE 11:  EARNINGS PER SHARE
--------------------------------------------------------------------------------

     The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years ended December 31, 1998 (in thousands, except per share amounts):

-----------------------------------------------------------------------------------------
                                                            1998        1997        1996
-----------------------------------------------------------------------------------------
Weighted average shares for basic earnings per share       123,508     115,692     81,780
Effect of employee stock options                             1,328       1,430      1,224
                                                           -------     -------     ------
Weighted average shares for diluted earnings per share     124,836     117,122     83,004

Options excluded due to exercise price in excess of
     average market price
          Number outstanding                                 1,765       1,728        110
          Exercise price                                   $ 26.41     $ 26.38     $19.25
-----------------------------------------------------------------------------------------

NOTE 12:  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting requirements for comprehensive income and its components, but has no effect on the Company's net earnings or total shareholders' equity. SFAS No. 130, among other things, requires unrealized gains and losses related to available-for-sale securities to be included in other comprehensive income. Previously, these amounts were reported as adjustments to retained earnings. For the years ended December 31, 1998, 1997 and 1996, total comprehensive income was comprised as follows:

-----------------------------------------------------------------------------
                                            1998          1997         1996
-----------------------------------------------------------------------------
 Net earnings                             $ 64,902      $ 82,972      $87,505
      Unrealized holding gains,
          net of taxes of $596 in
          1998 and $3,503 in
          1997                               1,107         6,505           --
      Less reclassification for
          gains included in Net
          earnings, net of taxes
          of $2,827 in 1998 and
          $1,271 in 1997                    (5,251)       (2,361)          --
                                          --------      --------      -------
      Accumulated other
          comprehensive income (loss)       (4,144)        4,144           --
                                          --------      --------      -------

 Total comprehensive income               $ 60,758      $ 87,116      $87,505
                                          ========      ========      =======
-----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


NOTE 13:  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

     Supplemental cash flow information and significant non-cash investing and financing activities for the three years ended December 31, 1998, are as follows:

----------------------------------------------------------------------------------------------
                                                              1998          1997        1996
----------------------------------------------------------------------------------------------
          Supplemental cash flow information
            Cash paid during the period for:
                    Interest, net of amounts capitalized     $107,763     $ 81,676     $27,201
                    Income taxes, net of refunds             $ 84,407     $ 54,436     $43,344


          Supplemental non-cash investing and financing
            activities:
                    Stock issued for PJC acquisition         $     --     $870,399     $    --
                    KIRO/KMOV asset exchange                 $     --     $152,000     $    --
                    Non-cash consideration for KENS          $     --     $125,000     $    --
----------------------------------------------------------------------------------------------


NOTE 14:  INDUSTRY SEGMENT INFORMATION
--------------------------------------------------------------------------------

     The Company operates in two primary industries: television broadcasting and newspaper publishing. Operations in the broadcast industry involve the sale of air time for advertising and the broadcast of news, entertainment and other programming. The Company's television stations are located in Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Sacramento, California; St. Louis, Missouri; Portland, Oregon; Charlotte, North Carolina; Norfolk, Virginia; New Orleans, Louisiana; Louisville, Kentucky; Albuquerque, New Mexico; Tulsa, Oklahoma; Honolulu, Hawaii; Tucson, Arizona; and Boise, Idaho. Operations in the newspaper publishing industry involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company's major publishing units are The Dallas Morning News, located in Dallas, Texas; The Providence Journal, located in Providence, Rhode Island; and The Press-Enterprise, located in Riverside, California. The Company has other newspaper operations in Owensboro and Henderson, Kentucky and Bryan-College Station, Texas. The Company's other industry segment is comprised primarily of cable news operations, which are located in Seattle, Washington and Dallas, Texas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES

     Selected segment data for the years ended December 31, 1998, 1997 and 1996 is as follows. Certain operations have been reclassified to reflect new requirements for reporting under SFAS No. 131:

--------------------------------------------------------------------------------
                                       1998            1997(a)            1996
--------------------------------------------------------------------------------
 Net operating revenues
   Broadcasting (b)                $   609,068      $   536,737      $   333,396
   Newspaper publishing (c)            787,541          694,495          487,560
   Other                                10,736           17,149            3,352
--------------------------------------------------------------------------------
                                   $ 1,407,345      $ 1,248,381      $   824,308
--------------------------------------------------------------------------------

 Earnings from operations
   Broadcasting (b)(e)             $   138,679      $   132,237      $    83,862
   Newspaper publishing (c)(f)         140,584          157,506          102,873
   Other (d)                            (5,212)          (9,237)          (1,065)
   Corporate expenses                  (40,966)         (39,704)         (20,021)
--------------------------------------------------------------------------------
                                   $   233,085      $   240,802      $   165,649
--------------------------------------------------------------------------------

 Depreciation and amortization
   Broadcasting (b)                $   100,066      $    84,417      $    38,975
   Newspaper publishing (c)(g)          67,079           47,392           25,072
   Other                                 1,030            1,565              200
   Corporate                             2,745            1,619              936
--------------------------------------------------------------------------------
                                   $   170,920      $   134,993      $    65,183
--------------------------------------------------------------------------------

 Operating cash flow (h)
   Broadcasting                    $   238,745      $   216,654      $   122,837
   Newspaper publishing                207,663          204,898          127,945
   Other                                (4,182)          (7,672)            (865)
   Corporate                           (38,221)         (38,085)         (19,085)
--------------------------------------------------------------------------------
                                   $   404,005      $   375,795      $   230,832
--------------------------------------------------------------------------------
 Identifiable assets
   Broadcasting                    $ 2,502,839      $ 2,544,323      $   709,884
   Newspaper publishing                870,675          919,379          372,958
   Other                                23,922            3,412            6,118
   Corporate                           141,653          155,840          135,112
--------------------------------------------------------------------------------
                                   $ 3,539,089      $ 3,622,954      $ 1,224,072
--------------------------------------------------------------------------------

 Capital expenditures
   Broadcasting                    $    55,035      $    48,176      $    22,814
   Newspaper publishing                 25,847           23,224           18,268
   Other (d)                            16,898            1,787            1,338
   Corporate                             5,147           10,130            7,380
--------------------------------------------------------------------------------
                                   $   102,927      $    83,317      $    49,800
--------------------------------------------------------------------------------

(a) Segment results for 1997 include 10 months of operations of PJC, which Belo acquired on February 28, 1997. See Note 3. PJC operations include nine television stations, a daily newspaper, a cable news operation and a cable network. The cable network was subsequently disposed of and its operations are excluded effective July 1, 1997.

(b) In 1997, the broadcasting segment also includes two-and-one-half months of operations of KENS, which Belo acquired on October 15, 1997. See Note 3.

(c) In 1997, the newspaper publishing segment includes five months of operations of PE, due to Belo increasing its ownership interest from 38 percent to 100 percent on July 25, 1997. See Note 3.

(d) In 1998, operations include start-up costs for TXCN, the Company's regional cable news channel in Dallas, Texas, which began broadcasting January 1, 1999.

(e) Broadcasting earnings from operations for 1998 include a $6,996 charge for early retirement costs and other employee reduction initiatives.

(f) Newspaper publishing earnings from operations for 1998 include a non-cash charge for the write-down of a press at TDMN of $11,478 and a charge of $6,344 for certain early retirement costs.

(g) Newspaper publishing depreciation and amortization expense for 1998 includes the $11,478 non-cash charge for the write-down of a press at TDMN.

(h) Operating cash flow is defined as segment earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. H. BELO CORPORATION AND SUBSIDIARIES


NOTE 15:  QUARTERLY RESULTS OF OPERATIONS (unaudited)
--------------------------------------------------------------------------------

     Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997. Certain previously reported data has been reclassified to reflect new requirements under segment reporting standards:

--------------------------------------------------------------------------------------------
                                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
--------------------------------------------------------------------------------------------
1998
 Net operating revenues
      Broadcasting                 $ 136,708      $ 163,142      $ 137,885      $ 171,333
      Newspaper publishing           190,369        200,790        192,276        204,106
      Other                            2,383          2,338          2,457          3,558
--------------------------------------------------------------------------------------------
                                   $ 329,460      $ 366,270      $ 332,618      $ 378,997
--------------------------------------------------------------------------------------------

 Earnings from operations
      Broadcasting                 $  23,642      $  47,991      $  24,732      $  42,314(a)
      Newspaper publishing            39,186         44,043         35,379         21,976(b)
      Other                           (1,097)          (763)        (1,116)        (2,236)
      Corporate expenses             (10,138)        (8,682)       (11,229)       (10,917)
--------------------------------------------------------------------------------------------
                                   $  51,593      $  82,589      $  47,766      $  51,137
--------------------------------------------------------------------------------------------
 Net earnings                      $  13,635      $  29,823      $   9,707      $  11,737
--------------------------------------------------------------------------------------------

 Basic earnings per share          $     .11      $     .24      $     .08      $     .10

 Diluted earnings per share        $     .11      $     .24      $     .08      $     .10
--------------------------------------------------------------------------------------------

1997
 Net operating revenues
      Broadcasting (c)             $  92,002      $ 152,194      $ 132,957      $ 159,584
      Newspaper publishing (d)       137,255        171,651        183,103        202,486
      Other (e)                        3,445          7,972          2,996          2,736
--------------------------------------------------------------------------------------------
                                   $ 232,702      $ 331,817      $ 319,056      $ 364,806
--------------------------------------------------------------------------------------------

 Earnings from operations
      Broadcasting (c)             $  16,869      $  44,849      $  26,063      $  44,456
      Newspaper publishing (d)        38,679         40,500         36,932         41,395
      Other (e)                       (1,336)        (5,430)        (1,162)        (1,309)
      Corporate expenses              (6,761)        (9,205)        (9,725)       (14,013)

--------------------------------------------------------------------------------------------
                                   $  47,451      $  70,714      $  52,108      $  70,529
--------------------------------------------------------------------------------------------
 Net earnings                      $  17,627      $  26,313      $  14,958      $  24,074
--------------------------------------------------------------------------------------------

 Basic earnings per share          $     .19      $     .21      $     .12      $     .19

 Diluted earnings per share        $     .19      $     .21      $     .12      $     .19
--------------------------------------------------------------------------------------------

(a) Broadcasting earnings from operations in fourth quarter 1998 include a $6,996 charge for early retirement costs and other employee reduction initiatives.

(b) Newspaper publishing earnings from operations in fourth quarter 1998 include a non-cash charge for the write-down of a press at TDMN of $11,478 and a charge of $6,344 for certain early retirement costs.

(c) Broadcasting results include the operations of nine new television stations beginning in March 1997, and KENS beginning in October 1997. See Note 3.

(d) Publishing results include the operations of The Providence Journal beginning in March 1997, and The Press-Enterprise beginning in August 1997. See Note 3.

(e)  Results for TVFN are included from March through June 1997. See Note 3.

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

Management maintains a system of internal control that is designed to provide reasonable assurance of the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. This system of internal control provides for appropriate division of responsibility. Policies and procedures, as they relate to internal control, are updated as necessary and communicated to those employees having a significant role in the financial reporting process. Management continually monitors the system of internal control for compliance.

Management believes that as of December 31, 1998, the Company's system of internal control is adequate to accomplish the objectives described above. Management recognizes, however, that no system of internal control can ensure the elimination of all errors and irregularities, and it recognizes that the cost of the internal controls should not exceed the value of the benefits derived.

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


/s/

Dunia A. Shive
Senior Vice President/Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                                                SEQUENTIAL
NUMBER                             DESCRIPTION                                                          PAGE NO.
-------                            -----------                                                         ----------
2.1  Amended and Restated Agreement and Plan of Merger, dated as of September
     26, 1996 (Appendix A of the Joint Proxy Statement/Prospectus of Belo and
     Providence Journal Company included in Belo's Registration Statement on
     Form S-4 (Registration No. 333-19337) filed with the Commission on January
     8, 1997)                                                                                            N/A

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

3.8  Certificate of Designation of Series B Common Stock of the Company dated
     May 4, 1988 (Exhibit 3.7 to the 1995 Form 10-K/A)                                                   N/A

3.9  Amended and Restated Bylaws of the Company, effective September 18, 1998
     (Exhibit 3.9 to the Company's Quarterly Report on Form 10-Q for the
     quarterly period ended September 30, 1998)                                                          N/A

4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1- 3.9 above.

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

EXHIBIT                                                                                                SEQUENTIAL
NUMBER                             DESCRIPTION                                                          PAGE NO.
-------                            -----------                                                         ----------
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

     (2)  (a) $200 million 6-7/8% Senior Note due 2002 (Exhibit 4.6(2)(a) to the
              2nd Quarter 1997 Form 10-Q)                                                                N/A

          (b) $50 million 6-7/8% Senior Note due 2002 (Exhibit 4.6(2)(b) to the
              2nd Quarter 1997 Form 10-Q)                                                                N/A

     (3)  (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the
              2nd Quarter 1997 Form 10-Q)                                                                N/A

          (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the
              2nd Quarter 1997 Form 10-Q)                                                                N/A

     (4)  $200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the
          2nd Quarter 1997 Form 10-Q)                                                                    N/A

     (5)  Officer's Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to
          the 2nd Quarter 1997 Form 10-Q)                                                                N/A

     (6)  (a)  $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a)
               to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "3rd Quarter 1997
               Form 10-Q"))                                                                              N/A

          (b)  $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b)
               to the 3rd Quarter 1997 Form 10-Q)                                                        N/A

     (7)  Officer's Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit
          4.6(7) to the 3rd Quarter 1997 Form 10-Q)                                                      N/A

10.1 Contracts relating to television broadcasting:

     (1)  Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and
          ABC (Exhibit 10.1(1) to the 1995 Form 10-K/A)                                                  N/A

10.2 Financing agreements:

     (1)  Amended and Restated Credit Agreement (Five-year $1,000,000,000 revolving credit and competitive advance facility dated as of August
          29, 1997 among the Company and The Chase Manhattan Bank, as
          Administrative Agent and Competitive Advance Facility Agent, Bank of
          America National Trust and Savings Association and Bank of
          Tokyo-Mitsubishi, Ltd., as Co-Syndication Agents, and NationsBank, as
          Documentation Agent) (Exhibit 10.2(1) to the 3rd Quarter 1997 Form
          10-Q)                                                                                          N/A

10.3 Compensatory plans:

     (1)  The A. H. Belo Corporation Employee Savings and Investment Plan:

          (a) The A. H. Belo Corporation Employee Savings and Investment Plan
              Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a) to the
              1997 Form 10-K)                                                                            N/A

          (b) First Amendment to A. H. Belo Corporation Employee Savings and
              Investment Plan                                                                            ---

          (c) Second Amendment to A. H. Belo Corporation Employee Savings and
              Investment Plan                                                                            ---

          (d) Restated Master Trust Agreement between the Company and Fidelity
              Management Trust Company, as restated and dated March 13, 1998
              (Exhibit 10.3(1)(b) to the 1997 Form 10-K)                                                 N/A

     (2)  The A. H. Belo Corporation 1986 Long-Term Incentive Plan:

          (a) The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective
              May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit
              10.3(2) to the Company's Annual Report on Form 10-K dated March 10,
              1997 (the "1996 Form 10-K"))                                                               N/A

          (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit
              10.3(2)(b) to the 1997 Form 10-K)                                                          N/A

          (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.3(9)
              to the 1995 Form 10-K)                                                                     N/A

          (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit
              10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)                                              N/A

     (3)  A. H. Belo Corporation 1995 Executive Compensation Plan, as restated
          to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to
          the 1997 Form 10-K)                                                                            N/A

          (a) Amendment to 1995 Executive Compensation Plan, dated July 21, 1998
              (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)                                     N/A

     (4)  Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)                               N/A

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

          (b) Trust Agreement dated February 28, 1994, between the Company and
              Mellon Bank, N.A. (Exhibit 10.3(28) to the 1993 Form 10-K)                                 N/A

10.4 Agreement with Officers:

     (1)  Separation Agreement between A. H. Belo Corporation and Michael D.
          Perry dated June 30, 1998 (Exhibit 10.4 to the 2nd Quarter 1998 Form
          10-Q)                                                                                          N/A

12   Ratio of Earnings to Fixed Charges                                                                  ---

21   Subsidiaries of the Company                                                                         ---

23   Consent of Ernst & Young LLP                                                                        ---

27   Financial Data Schedule (filed electronically with the SEC)                                         N/A