Form 10-Q
period 1999-03-31
BELO A H CORP
filed 1999-05-07
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

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

                                   YES  X  NO
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                         OUTSTANDING AT APRIL 30, 1999
                         -----                         -----------------------------
             Common Stock, $1.67 par value                     118,030,997*

     * Consisting of 99,054,972 shares of Series A Common Stock and 18,976,025 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       6

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................      10


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      10

Item 2.           Changes in Securities..........................................................      10

Item 3.           Defaults Upon Senior Securities................................................      10

Item 4.           Submission of Matters to a Vote of Security Holders............................      10

Item 5.           Other Information..............................................................      10

Item 6.           Exhibits and Reports on Form 8-K...............................................      11

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                  Three months ended March 31,
-------------------------------------------------------------------------------------------------

In thousands, except per share amounts (unaudited)                1999                    1998
-------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
Broadcasting                                                    $ 131,385               $ 132,885
Newspaper publishing                                              192,473                 190,369
Other                                                               2,762                   2,383
                                                                ---------               ---------

         Total net operating revenues                             326,620                 325,637

OPERATING COSTS AND EXPENSES
Salaries, wages and employee benefits                             115,761                 112,781
Other production, distribution and operating costs                 79,496                  79,373
Newsprint, ink and other supplies                                  41,150                  41,828
Depreciation                                                       22,277                  21,418
Amortization                                                       18,695                  18,644
                                                                ---------               ---------

         Total operating costs and expenses                       277,379                 274,044
                                                                ---------               ---------

              Earnings from operations                             49,241                  51,593

OTHER INCOME AND EXPENSE
Interest expense                                                  (26,570)                (27,234)
Other, net                                                          1,217                   1,272
                                                                ---------               ---------

         Total other income and expense                           (25,353)                (25,962)

EARNINGS
Earnings before income taxes                                       23,888                  25,631
Income taxes                                                       11,298                  11,996
                                                                ---------               ---------

         Net earnings                                           $  12,590               $  13,635
                                                                =========               =========

NET EARNINGS PER SHARE
Basic                                                           $     .11               $     .11
Diluted                                                         $     .11               $     .11

AVERAGE SHARES OUTSTANDING
Basic                                                             118,331                 124,830
Diluted                                                           119,016                 126,768

DIVIDENDS PER SHARE                                             $     .06               $     .06
-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

------------------------------------------------------------------------------------------
                                                                  March 31,   December 31,
Dollars in thousands  (Current year unaudited)                      1999         1998
------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                         $   19,760   $     19,451
     Accounts receivable, net                                       187,739        211,428
     Other current assets                                            45,066         44,902
                                                                 ----------   ------------
         Total current assets                                       252,565        275,781

Property, plant and equipment, net                                  631,841        626,753
Intangible assets, net                                            2,524,448      2,543,143
Other assets                                                         90,676         93,412
                                                                 ----------   ------------
         Total assets                                            $3,499,530   $  3,539,089
                                                                 ==========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $   33,645   $     56,044
     Accrued expenses                                                75,058         84,026
     Other current liabilities                                       60,290         40,678
                                                                 ----------   ------------
         Total current liabilities                                  168,993        180,748

Long-term debt                                                    1,620,228      1,634,029
Deferred income taxes                                               438,887        439,240
Other liabilities                                                    36,450         36,972

Shareholders' equity:
     Preferred stock, $1.00 par value.
      Authorized 5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares
         Series A:  Issued 98,922,089 shares at March 31, 1999
          and 100,028,891 shares at December 31, 1998               165,200        167,048
         Series B:  Issued 18,997,534 shares at March 31, 1999
          and 18,896,263 shares at December 31, 1998                 31,726         31,557
      Additional paid-in capital                                    873,937        879,856
      Retained earnings                                             164,109        169,639
                                                                 ----------   ------------

          Total shareholders' equity                              1,234,972      1,248,100
                                                                 ----------   ------------

              Total liabilities and shareholders' equity         $3,499,530   $  3,539,089
                                                                 ==========   ============

------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                Three months ended March 31,
--------------------------------------------------------------------------------------------

In thousands  (unaudited)                                       1999                 1998
--------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                             $ 12,590              $ 13,635
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                     40,972                40,062
              Deferred income taxes                                 24                   252
              Non cash expenses                                  4,165                 3,826
              Other, net                                        (1,266)               (1,847)
              Net change in current assets and liabilities:
                  Accounts receivable                           24,849                27,942
                  Other current assets                            (573)                 (753)
                  Accounts payable                             (19,399)              (10,616)
                  Accrued expenses                              (8,968)              (24,066)
                  Other current liabilities                     19,708                 1,143
                                                              --------              --------

         Net cash provided by operations                        72,102                49,578

INVESTMENTS
     Capital expenditures                                      (26,529)              (12,269)
     Other, net                                                    (79)               (4,604)
                                                              --------              --------

         Net cash used for investments                         (26,608)              (16,873)

FINANCING
     Purchase of treasury shares                               (21,793)                   --
     Net payments on debt                                      (16,801)              (20,939)
     Payment of dividends on stock                              (7,103)               (7,490)
     Net proceeds from exercise of stock options                   512                 4,679
                                                              --------              --------

         Net cash used for financing                           (45,185)              (23,750)

Net increase in cash and temporary cash investments                309                 8,955

Cash and temporary cash investments at beginning of period      19,451                11,852
                                                              --------              --------

Cash and temporary cash investments at end of period          $ 19,760              $ 20,807
                                                              ========              ========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                $ 17,884              $ 18,223
     Income taxes paid, net of refunds                        $   (193)             $ 20,750
--------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The accompanying unaudited consolidated condensed financial statements of A. H. Belo Corporation and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         Certain amounts for the prior period have been reclassified to conform to the current year presentation, including a change in presentation of revenue and expense with respect to certain barter programming transactions.

(2) The Company had total comprehensive income for the three months ended March 31, 1998 of $14,291. During 1998, Belo either sold or donated all of its available-for-sale securities; therefore, total comprehensive income for the three months ended March 31, 1999 is equivalent to net earnings.

(3) Per share amounts and weighted average shares for the three months ended March 31, 1998 have been restated to reflect a two-for-one stock split in the form of a dividend, effective June 5, 1998.

(4) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 (in thousands):

         -----------------------------------------------------------------------------------------------
         Three months ended March 31,                                   1999                      1998
         -----------------------------------------------------------------------------------------------
         Weighted average shares for basic earnings per share         118,331                    124,830
         Effect of employee stock options                                 685                      1,938
                                                                      -------                   --------
         Weighted average shares for diluted earnings per share       119,016                    126,768
         -----------------------------------------------------------------------------------------------

(5) The Company has announced plans to exchange its ABC affiliate in Sacramento, California plus up to $55,000 in cash for the ABC affiliate in Austin, Texas. The Company will report a non-cash gain on the transaction. While the amount of the non-cash gain has not been determined, it is expected to be significant. The Company anticipates closing the transaction in the second quarter of 1999.

(6) Net operating revenues, earnings from operations, depreciation and amortization and operating cash flow by industry segment are shown below (in thousands):

-----------------------------------------------------------------------------------
Three months ended March 31,                          1999                  1998
-----------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                   $ 131,385             $ 132,885
     Newspaper publishing                             192,473               190,369
     Other                                              2,762                 2,383
                                                    ---------             ---------
         Total net operating revenues               $ 326,620             $ 325,637
                                                    =========             =========

EARNINGS FROM OPERATIONS
     Broadcasting                                   $  19,976             $  23,642
     Newspaper publishing                              39,449                39,186
     Other                                             (1,718)               (1,097)
     Corporate expenses                                (8,466)              (10,138)
                                                    ---------             ---------
         Total earnings from operations             $  49,241             $  51,593
                                                    =========             =========

DEPRECIATION AND AMORTIZATION
     Broadcasting                                   $  25,789             $  24,971
     Newspaper publishing                              13,685                14,342
     Other                                                665                   256
     Corporate                                            833                   493
                                                    ---------             ---------
         Total depreciation and amortization        $  40,972             $  40,062
                                                    =========             =========

OPERATING CASH FLOW
     Broadcasting                                   $  45,765             $  48,613
     Newspaper publishing                              53,134                53,528
     Other                                             (1,053)                 (841)
     Corporate                                         (7,633)               (9,645)
                                                    ---------             ---------
         Total operating cash flow                  $  90,213             $  91,655
                                                    =========             =========
-----------------------------------------------------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

The Company is an owner and operator of 17 network-affiliated television stations and publisher of six daily newspapers. The following table sets forth Belo's major media assets by segment as of March 31, 1999:

------------------------------------------------------------------------------------------------------------------
BROADCASTING
------------------------------------------------------------------------------------------------------------------
                              MARKET                              NETWORK
       MARKET                 RANK(a)         STATION           AFFILIATION         STATUS             ACQUIRED
------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth               7                WFAA               ABC              Owned             March 1950
Houston                        11                KHOU               CBS              Owned           February 1984
Seattle/Tacoma                 12                KING               NBC              Owned           February 1997
Seattle/Tacoma                 12                KONG               IND               LMA            February 1997
Sacramento(b)                  20                KXTV               ABC              Owned           February 1984
St. Louis                      21                KMOV               CBS              Owned             June 1997
Portland                       23                 KGW               NBC              Owned           February 1997
Charlotte                      28                WCNC               NBC              Owned           February 1997
San Antonio                    37                KENS               CBS              Owned            October 1997
Hampton/Norfolk                40                WVEC               ABC              Owned           February 1984
New Orleans                    41                 WWL               CBS              Owned             June 1994
Louisville                     48                WHAS               ABC              Owned           February 1997
Albuquerque                    49                KASA               FOX              Owned           February 1997
Tulsa                          59                KOTV               CBS              Owned           February 1984
Honolulu                       71                KHNL               NBC              Owned           February 1997
Honolulu(c)                    71                KFVE              UPN/WB             LMA            February 1997
Spokane                        72                KREM               CBS              Owned           February 1997
Spokane(c)                     72                KSKN              UPN/WB             LMA            February 1997
Tucson                         78                KMSB               FOX              Owned           February 1997
Tucson                         78                KTTU               UPN               LMA            February 1997
Boise                          125               KTVB               NBC              Owned           February 1997
------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
----------------------------------------------------------------------------------------------------------------------
                                                                                               DAILY         SUNDAY
                NEWSPAPER                            LOCATION                ACQUIRED       CIRCULATION    CIRCULATION
                                                                                                (e)            (e)
----------------------------------------------------------------------------------------------------------------------
The Dallas Morning News ("TDMN")                    Dallas, TX                  (d)          513,544         775,493
The Providence Journal ("PJ")                     Providence, RI           February 1997     164,626         237,786
The Press-Enterprise ("PE")                       Riverside, CA              July 1997       166,418         172,798
Messenger-Inquirer                                Owensboro, KY             January 1996      32,022          35,014
The Eagle                                   Bryan-College Station, TX      December 1995      23,994          28,839
The Gleaner                                       Henderson, KY              March 1997       11,152          13,167
----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
OTHER
-----------------------------------------------------------------------------------------------
         COMPANY                                           DESCRIPTION
-----------------------------------------------------------------------------------------------
Northwest Cable News ("NWCN")          Cable news network offering regional news distributed to
                                       approximately 2 million homes in the Pacific Northwest
Texas Cable News ("TXCN")              Cable news network offering regional news in Texas
-----------------------------------------------------------------------------------------------

(a)Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on February 1999 Nielsen estimates.

(b)The Company has entered into an agreement to exchange KXTV for the ABC affiliate in Austin, Texas (market rank 60).

(c)The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(d)The first issue of The Dallas Morning News was published October 1, 1885.

(e)Average paid circulation for the six months ended March 31, 1999, according to the Audit Bureau of Circulation's FAS-FAX report, except for The Gleaner, for which the most recent data available is as of September 30, 1998.


                              RESULTS OF OPERATIONS

Net earnings for the first quarter of 1999 were $12,590 (11 cents per share) compared with $13,635 (11 cents per share) for the first quarter of 1998. First quarter 1999 net earnings were lower than the comparable 1998 quarter due to slightly higher revenues that were more than offset by higher operating costs, primarily for salaries, wages and employee benefits.


Broadcasting

Broadcasting revenues for the first quarter of 1999 were $131,385, a decrease of
1.1 percent compared with first quarter 1998 revenues of $132,885. Advertising revenues in 1998 were influenced by the broadcast of the Super Bowl on Belo's five NBC television stations and the Winter Olympics on the Company's six CBS television stations. Advertising revenues from the Olympics were approximately $5,300 in the first quarter of 1998. The first quarter of 1998 also included higher political advertising than the first quarter of 1999. Belo's first quarter 1999 local advertising revenues increased 8 percent compared with last year, with significant increases in the Dallas/Fort Worth, Seattle/Tacoma, Sacramento and Portland markets. National advertising revenues declined 8.7 percent, with the largest declines in the Dallas/Fort Worth, Houston, St. Louis and New Orleans markets.

Broadcasting operating cash flow margins for the first quarter of 1999 and 1998 were 34.8 percent and 36.6 percent, respectively. Broadcasting operating cash flow of $45,765 was 5.9 percent lower than last year's first quarter operating cash flow of $48,613. In addition to lower first quarter 1999 revenues, cash expenses were 1.6 percent higher. Programming costs and outside services were higher by 11.5 and 6.6 percent, respectively. These increases were largely offset by savings in advertising and promotion costs, which were down nearly 16 percent, and employee costs, which were lower by .7 percent as a result of last year's early retirement program and other employee reduction initiatives.


Newspaper Publishing

First quarter 1999 revenues for newspaper publishing were $192,473, or 1.1 percent higher than first quarter 1998 revenues of $190,369. First quarter 1999 revenues at The Dallas Morning News were approximately 1 percent lower than last year due mostly to a decline in classified advertising. While classified automotive and real estate advertising revenues improved, classified employment revenues were down from the first quarter of

1998, contributing to an overall classified advertising decrease of 6.8 percent. Retail advertising revenues were up 1.2 percent as higher average rates were partially offset by volume declines, primarily in department store linage. General advertising revenues were 8.3 percent higher due to volume increases, primarily in the automotive and travel categories. Other revenues improved due to increased TMC and preprints volume. Circulation revenues for TDMN were lower as a home delivery rate increase effective December 1, 1998 was offset by higher contractor rates and slightly lower volumes.

Revenues for The Providence Journal were up 5.6 percent in the first quarter of 1999 compared to the same period in 1998. Retail advertising revenues improved
9.2 percent due to higher average rates while the 9.4 percent increase in general advertising revenue was due to volume gains. Classified advertising revenues were up 2.6 percent due mainly to rate increases. Total revenue for The Press-Enterprise in Riverside, California, improved 5.5 percent over last year with increases in all advertising categories.

Newspaper publishing operating cash flow margins during the first quarters of 1999 and 1998 were 27.6 percent and 28.1 percent, respectively. Publishing operating cash flow of $53,134 was .7 percent lower than last year's first quarter operating cash flow of $53,528. The 1.1 percent improvement in revenues was offset by a 1.8 percent increase in cash expenses, primarily due to higher employee costs, offset somewhat by lower newsprint expense. The average cost per metric ton of newsprint was almost 5 percent lower in the first quarter of 1999 as compared to the first quarter of 1998. Increases in distribution and outside services expenses were largely offset by savings in communications and supplies expenses.

Consolidated results

Depreciation and amortization expenses were higher for the first quarter of 1999 compared with 1998 due to prior year capital expenditures. Interest expense for the first quarter of 1999 was lower than in 1998 due to lower weighted average interest rates.

The effective tax rate for the first three months of 1999 was 47.3 percent, compared with 46.8 percent for the first quarter of 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first quarter of 1999, net cash provided by operations was $72,102, compared with $49,578 for the same period in 1998. Working capital requirements for taxes, interest and bonus payments were lower in 1999 than in 1998, contributing to the increase in cash provided by operations. Net cash provided by operations was sufficient to fund capital expenditures, share repurchases and common stock dividends. Total debt decreased $16,801 from December 31, 1998 to March 31, 1999.

At March 31, 1999, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6 7/8% Senior Notes due 2002; $300,000 of 7 1/8% Senior
Notes due 2007; $200,000 of 7 3/4% Senior Debentures due 2027; and $250,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At March 31, 1999, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $530,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $67,800 of short-term unsecured notes outstanding at March 31, 1999. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 1999, the Company was in compliance with all debt covenant requirements.

The Company paid first quarter 1999 dividends of $7,103 or 6 cents per share on Series A and Series B common stock outstanding, compared with $7,490 or 6 cents per share in the first quarter of 1998. The lower dividends in 1999 were due to the repurchase of 6,727,400 treasury shares during 1998. In addition, during the three months ended March 31, 1999, 1,187,300 shares were repurchased for an aggregate cost of $21,793.

First quarter 1999 capital expenditures were $26,529. Approximately $16,000 of this amount represents the first installment payment of a new press at TDMN. The remaining expenditures were for broadcast equipment purchases, including those for the conversion to digital television, and other publishing equipment purchases.

The Company has announced plans to exchange its ABC affiliate in Sacramento, California plus up to $55,000 in cash for the ABC affiliate in Austin, Texas. The Company expects to finance the payment using borrowings under its revolving credit agreement.

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

The Company is in the process of replacing systems in the Publishing Division, including certain systems related to advertising, circulation and editorial applications. Remediation and replacement of other systems in both the Publishing and Broadcast divisions are also underway. The Company expects to remediate or replace the affected systems in a timely manner.

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

The Company believes the Year 2000 issues associated with its IT and non-IT systems will be mitigated by the implementation of previously planned system replacements. Costs associated with these system replacements have been included in the Company's capital plans and have been funded primarily with cash provided by operations. The Company has expensed $3,100 in connection with its Year 2000 program through March 31, 1999, including $2,800 expensed in 1997 and $300 in 1998, and does not expect remaining Year 2000 expenses to be significant.

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

Although the Company has not adopted a formal contingency plan, it is currently reviewing existing contingency plans and assessing alternatives at the individual project level in the event Year 2000 issues arise.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's future financings and the Year 2000, as well as any other statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, cash flows or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, continuing internal and external Year 2000-related developments, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K and in the Company's periodic press releases.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.


PART II.

ITEM 1.  LEGAL PROCEEDINGS

There are a number of legal proceedings pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

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

        EXHIBIT
        NUMBER             DESCRIPTION
        -------            -----------
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

        EXHIBIT
        NUMBER             DESCRIPTION
        -------            -----------
          10.3   Compensatory plans:

                 ~(1)   The A. H. Belo Corporation Employee Savings and Investment Plan:
                       * (a) The A. H. Belo Corporation Employee Savings and Investment Plan Amended and
                             Restated January 1, 1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)
                       * (b) First Amendment to A. H. Belo Corporation Employee Savings and Investment Plan
                             (Exhibit 10.3(1)(b) to the Company's Annual Report on Form 10-K dated March 17,
                             1999 (the "1998 Form 10-K"))
                       * (c) Second Amendment to A. H. Belo Corporation Employee Savings and Investment
                             plan (Exhibit 10.3(1)(c) to the 1998 Form 10-K)
                       * (d) Restated Master Trust Agreement between the Company and Fidelity Management Trust
                             Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997
                             Form 10-K)

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


                                             A. H. BELO CORPORATION



May  7, 1999                                 By: /s/ Dunia A. Shive
                                                 -------------------------------
                                                 Dunia A. Shive
                                                 Senior Vice President/
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                       SEQUENTIAL
EXHIBIT                                                                                                   Page
NUMBER                     DESCRIPTION                                                                   Number
-------                    -----------                                                                 ----------
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

                                                                                           SEQUENTIAL
EXHIBIT                                                                                       Page
NUMBER                     DESCRIPTION                                                       Number
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

10.1  Contracts relating to television broadcasting:

     (1)   Form of Agreement for Affiliation between WFAA-TV in Dallas, Texas and ABC
           (Exhibit 10.1 (1) to the 1995 Form 10-K/A)                                         N/A

10.2  Financing agreements:

     (1)   Amended and Restated Credit Agreement (Five-year $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the
           Company and The Chase Manhattan Bank, as Administrative Agent and
           Competitive Advance Facility Agent, Bank of America National Trust and
           Savings Association and Bank of Tokyo-Mitsubishi, Ltd. as Co-Syndication
           Agents, and NationsBank as Documentation Agent)(Exhibit 10.2 (1) to the 3rd
           Quarter 1997 Form 10-Q)                                                            N/A

                                                                                                 SEQUENTIAL
EXHIBIT                                                                                             Page
NUMBER                     DESCRIPTION                                                             Number
-------                    -----------                                                           ----------
10.3      Compensatory plans:

          (1)  The A. H. Belo Corporation Employee Savings and Investment Plan:
               (a) The A. H. Belo Corporation Employee Savings and Investment Plan
                   Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a) to the
                   1997 Form 10-K)                                                                   N/A
               (b) First Amendment to A. H. Belo Corporation Employee Savings and
                   Investment Plan (Exhibit 10.3(1)(b) to the Company's Annual Report
                   on Form 10-K dated March 17, 1999 (the "1998 Form 10-K"))                         N/A
               (c) Second Amendment to A. H. Belo Corporation Employee Savings and
                   Investment Plan (Exhibit 10.3(1)(c) to the 1998 Form
                   10-K) N/A (d) Restated Master Trust Agreement between the
                   Company and Fidelity
                   Management Trust Company, as restated and dated March 13, 1998
                   (Exhibit 10.3(1)(b) to the 1997 Form 10-K)                                        N/A

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