Form 10-Q
period 1999-06-30
BELO A H CORP
filed 1999-08-09
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1999

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

                               YES  X    NO
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                            OUTSTANDING AT JULY 31, 1999
        -----------------------------                                ----------------------------
        Common Stock, $1.67 par value                                        *118,325,546

* Consisting of 99,285,026 shares of Series A Common Stock and 19,040,520 shares of Series B Common Stock.

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

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                                Three months              Six months
                                                               ended June 30,            ended June 30,
-------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts
(unaudited)                                                  1999          1998        1999          1998
-------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcast                                             $158,063    $  159,643   $  289,448   $  292,528
     Newspaper publishing                                   205,977       200,790      398,450      391,159
     Other                                                    2,862         2,338        5,624        4,721
                                                           ------------------------------------------------
         Total net operating revenues                       366,902       362,771      693,522      688,408

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                  118,217       112,710      233,978      225,491
     Other production, distribution and operating costs      85,396        83,968      164,892      163,341
     Newsprint, ink and other supplies                       40,672        43,250       81,822       85,078
     Depreciation                                            22,353        21,551       44,630       42,969
     Amortization                                            18,864        18,703       37,559       37,347
                                                           ------------------------------------------------
         Total operating costs and expenses                 285,502       280,182      562,881      554,226
                                                           ------------------------------------------------

              Earnings from operations                       81,400        82,589      130,641      134,182

OTHER INCOME AND EXPENSE
     Interest expense                                       (26,282)      (27,363)     (52,852)     (54,597)
     Gain on sale of KXTV                                    50,312           --        50,312          --
     Other, net                                               1,587           850        2,804        2,122
                                                           ------------------------------------------------
         Total other income and expense                      25,617       (26,513)         264      (52,475)

EARNINGS
     Earnings before income taxes                           107,017        56,076      130,905       81,707
     Income taxes                                            27,254        26,253       38,552       38,249
                                                           ------------------------------------------------
         Net earnings                                      $ 79,763    $   29,823   $   92,353   $   43,458
                                                           ================================================

NET EARNINGS PER SHARE
     Basic                                                 $    .68    $      .24   $      .78   $      .35
     Diluted                                               $    .67    $      .24   $      .78   $      .34

AVERAGE SHARES OUTSTANDING
     Basic                                                  118,108       125,213      118,210      125,023
     Diluted                                                119,289       126,874      119,143      126,822

CASH DIVIDENDS DECLARED PER SHARE                          $    .06    $      .06   $      .12   $      .12

------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

----------------------------------------------------------------------------------------------------------------
In thousands, except share and per share data                               June 30,               December 31,
(Current year unaudited)                                                      1999                     1998
----------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and temporary cash investments                               $      29,495             $      19,451
     Accounts receivable, net                                                214,662                   211,428
     Other current assets                                                     55,277                    44,902
                                                                       ---------------------------------------
         Total current assets                                                299,434                   275,781

Property, plant and equipment, net                                           638,453                   626,753
Intangible assets, net                                                     2,611,773                 2,543,143
Other assets                                                                  86,397                    93,412
                                                                       ---------------------------------------
         Total assets                                                  $   3,636,057             $   3,539,089
                                                                       =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $      42,995             $      56,044
     Accrued expenses                                                         81,305                    84,026
     Other current liabilities                                                56,320                    40,678
                                                                       ---------------------------------------
         Total current liabilities                                           180,620                   180,748

Long-term debt                                                             1,660,778                 1,634,029
Deferred income taxes                                                        428,743                   439,240
Other liabilities                                                             52,151                    36,972

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
          5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 99,248,675 shares at June 30, 1999
          and 100,028,891 shares at December 31, 1998                        165,745                   167,048
         Series B:  Issued 19,022,417 shares at June 30, 1999
          and 18,896,263 shares at December 31, 1998                          31,767                    31,557
      Additional paid-in capital                                             879,468                   879,856
      Retained earnings                                                      236,785                   169,639
                                                                       ---------------------------------------
          Total shareholders' equity                                       1,313,765                 1,248,100

              Total liabilities and shareholders' equity               $   3,636,057             $   3,539,089
                                                                       =======================================


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries


                                                                                 Six months ended June 30,
--------------------------------------------------------------------------------------------------------------
In thousands
(unaudited)                                                                    1999                     1998
--------------------------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                                      $      92,353             $      43,458
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of KXTV                                       (48,981)                      --
              Depreciation and amortization                                   82,189                    80,316
              Deferred income taxes                                             (605)                   (2,102)
              Other, net                                                       6,019                     7,727
              Net change in current assets and liabilities:
                  Accounts receivable                                         (2,304)                    4,738
                  Other current assets                                           164                    (2,593)
                  Accounts payable                                           (16,741)                  (13,699)
                  Accrued expenses                                            (4,051)                  (22,645)
                  Other current liabilities                                    8,261                   (10,598)
                                                                       ---------------------------------------
         Net cash provided by operations                                     116,304                    84,602

INVESTING
     Acquisitions                                                            (64,151)                      --
     Capital expenditures                                                    (47,173)                  (31,708)
     Other, net                                                                6,875                    (4,440)
                                                                       ---------------------------------------
         Net cash used for investing                                        (104,449)                  (36,148)

FINANCING
     Borrowings for acquisitions                                              64,151                       --
     Purchase of treasury shares                                             (21,793)                      --
     Net payments on debt                                                    (33,745)                  (27,333)
     Payment of dividends on stock                                           (14,190)                  (15,003)
     Net proceeds from exercise of stock options                               3,766                     7,176
                                                                       ---------------------------------------
         Net cash used for financing                                          (1,811)                  (35,160)

Net increase in cash and temporary cash investments                           10,044                    13,294

Cash and temporary cash investments at beginning of period                    19,451                    11,852
                                                                       ---------------------------------------

Cash and temporary cash investments at end of period                   $      29,495             $      25,146
                                                                       =======================================

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                         $      53,701             $      55,609
     Income taxes paid, net of refunds                                 $      26,282             $      52,576
     KXTV/KVUE asset exchange                                          $     112,098             $         --
--------------------------------------------------------------------------------------------------------------


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation, including a change in presentation of revenue and expense with respect to certain barter programming transactions.

(2) The Company had total comprehensive income for the three and six months ended June 30, 1998 of $28,177 and $42,468, respectively. During 1998, Belo either sold or donated all of its available-for-sale securities; therefore, total comprehensive income for the three and six months ended June 30, 1999 is equivalent to net earnings.

(3) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                     Three months ended June 30,    Six months ended June 30,
-------------------------------------------------------------------------------------------------------------
                                                               1999         1998          1999         1998
-------------------------------------------------------------------------------------------------------------
         Weighted average shares for basic earnings
              per share                                       118,108      125,213       118,210      125,023
         Effect of employee stock options                       1,181        1,661           933        1,799
                                                          ---------------------------------------------------
         Weighted average shares for diluted earnings
              per share                                       119,289      126,874       119,143      126,822
                                                          ===================================================

(4) On June 1, 1999, Belo acquired ABC-affiliated KVUE-TV in Austin, Texas, in exchange for ABC-affiliated KXTV in Sacramento, California and certain cash consideration. The transaction was accounted for as a purchase and recorded based on the fair value of the assets exchanged. The preliminary purchase price allocation resulted in a net increase in intangible assets of approximately $106 million. The excess cost over values assigned to tangible assets of KVUE-TV is being amortized on a straight-line basis over 40 years. Belo recognized a gain on the transaction of $48,981, net of taxes incurred on the exchange.

         On June 30, 1999, Belo acquired Denton Publishing Company, publisher of the Denton Record-Chronicle and two free-distribution newspapers. The acquisition will be accounted for as a purchase. Pending a final purchase price allocation, the acquisition price is included in other assets at June 30, 1999.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

         The cash portion of both acquisitions was funded with borrowings from the Company's existing credit agreement.

 (5) Net operating revenues, earnings from operations, depreciation and amortization and operating cash flow by industry segment are shown below. Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcast and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                                                     Three months ended June 30,    Six months ended June 30,
------------------------------------------------------------------------------------------------------------
In thousands                                                 1999          1998         1999         1998
------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcast                                            $ 158,063    $  159,643   $  289,448   $  292,528
     Newspaper publishing                                   205,977       200,790      398,450      391,159
     Other                                                    2,862         2,338        5,624        4,721
                                                          -------------------------------------------------
         Total net operating revenues                     $ 366,902    $  362,771   $  693,522   $  688,408
                                                          =================================================

EARNINGS FROM OPERATIONS
     Broadcast                                            $  45,137    $   47,991   $   65,113   $   71,633
     Newspaper publishing                                    48,699        44,043       88,148       83,229
     Other                                                   (1,947)         (763)      (3,665)      (1,860)
     Corporate expenses                                     (10,489)       (8,682)     (18,955)     (18,820)
                                                          --------------------------------------------------
         Total earnings from operations                   $  81,400    $   82,589   $  130,641   $  134,182
                                                          =================================================

DEPRECIATION AND AMORTIZATION
     Broadcast                                            $  25,990    $   24,998   $   51,779   $   49,969
     Newspaper publishing                                    13,724        14,427       27,409       28,769
     Other                                                      666           245        1,331          501
     Corporate                                                  837           584        1,670        1,077
                                                          -------------------------------------------------
         Total depreciation and amortization              $  41,217    $   40,254   $   82,189   $   80,316
                                                          =================================================

OPERATING CASH FLOW
     Broadcast                                            $  71,127    $   72,989   $  116,892   $  121,602
     Newspaper publishing                                    62,423        58,470      115,557      111,998
     Other                                                   (1,281)         (518)      (2,334)      (1,359)
     Corporate                                               (9,652)       (8,098)     (17,285)     (17,743)
                                                          --------------------------------------------------
         Total operating cash flow                        $ 122,617    $  122,843   $  212,830   $  214,498
                                                          =================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The Company is the owner and operator of 17 network-affiliated television stations and publisher of seven daily newspapers. The following table sets forth Belo's major media assets by segment as of June 30, 1999:

---------------------------------------------------------------------------------------------------------------------
BROADCAST
---------------------------------------------------------------------------------------------------------------------
                                                                  NETWORK
        MARKET           MARKET RANK(a)         STATION         AFFILIATION          STATUS            ACQUIRED
---------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth               7                WFAA               ABC              Owned            March 1950
Houston                        11                KHOU               CBS              Owned          February 1984
Seattle/Tacoma                 12                KING               NBC              Owned          February 1997
Seattle/Tacoma                 12                KONG               IND               LMA           February 1997
St. Louis                      21                KMOV               CBS              Owned            June 1997
Portland                       23                 KGW               NBC              Owned          February 1997
Charlotte                      28                WCNC               NBC              Owned          February 1997
San Antonio                    37                KENS               CBS              Owned           October 1997
Hampton/Norfolk                40                WVEC               ABC              Owned          February 1984
New Orleans                    41                 WWL               CBS              Owned            June 1994
Louisville                     48                WHAS               ABC              Owned          February 1997
Albuquerque(b)                 49                KASA               FOX              Owned          February 1997
Tulsa                          59                KOTV               CBS              Owned          February 1984
Austin                         60                KVUE               ABC              Owned            June 1999
Honolulu(b)                    71                KHNL               NBC              Owned          February 1997
Honolulu(b)(c)                 71                KFVE              UPN/WB             LMA           February 1997
Spokane                        72                KREM               CBS              Owned          February 1997
Spokane(c)                     72                KSKN              UPN/WB             LMA           February 1997
Tucson                         78                KMSB               FOX              Owned          February 1997
Tucson                         78                KTTU               UPN               LMA           February 1997
Boise                         125                KTVB               NBC              Owned          February 1997
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
---------------------------------------------------------------------------------------------------------------------
                                                                                       DAILY            SUNDAY
           NEWSPAPER                       LOCATION                ACQUIRED       CIRCULATION(d)    CIRCULATION(d)
---------------------------------------------------------------------------------------------------------------------
The Dallas Morning News ("TDMN")            Dallas, TX                   (e)            513,544         775,493
The Providence Journal ("PJ")             Providence, RI            February 1997       164,626         237,786
The Press-Enterprise ("PE")                Riverside, CA              July 1997         166,418         172,798
Messenger-Inquirer                         Owensboro, KY            January 1996         32,022          35,014
The Eagle                            Bryan-College Station, TX      December 1995        23,994          28,839
Denton Record-Chronicle(d)                  Denton, TX                June 1999          15,843          19,005
The Gleaner                                Henderson, KY             March 1997          11,302          13,069
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
OTHER
---------------------------------------------------------------------------------------------------------------------------
              COMPANY                                                           DESCRIPTION
---------------------------------------------------------------------------------------------------------------------------
Northwest Cable News ("NWCN")                               Cable news network distributed to approximately 2 million homes
Texas Cable News ("TXCN")                                   Cable news network offering regional news in Texas
---------------------------------------------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the 211 generally recognized DMA's in the United States, based on May 1999 Nielsen estimates.
(b) The Company has announced an agreement to sell KASA (FOX) in Albuquerque, New Mexico and KHNL (NBC) in Honolulu, Hawaii, along with its rights to operate KFVE (UPN) in Honolulu under a local marketing agreement, for $88 million in cash.
(c) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.
(d) Average paid circulation for the six months ended March 31, 1999, according to the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve month period ended December 31, 1998.
(e)  The first issue of The Dallas Morning News was published October 1, 1885.


                              RESULTS OF OPERATIONS

Net earnings for the three and six months ended June 30, 1999 were $79,763 (67 cents per share) and $92,353 (78 cents per share), respectively. These results include a second quarter net gain of $48,981 on the exchange of KXTV (the ABC affiliate in Sacramento, California) plus certain cash consideration, for KVUE-TV (the ABC affiliate in Austin, Texas). Excluding this gain, results of operations for the second quarter and year-to-date 1999 were $30,782 (26 cents per share) and $43,372 (36 cents per share), respectively. Results for the comparable periods of 1998 were $29,823 (24 cents per share) and $43,458 (34 cents per share), respectively.

Broadcast

Broadcast revenues for the second quarter of 1999 were $158,063, a decrease of 1 percent compared with second quarter 1998 revenues of $159,643. Year-to-date broadcast revenues were down 1.1 percent from $292,528 in 1998 to $289,448 in the current year. Advertising revenues in 1998 were influenced by the broadcast of the Super Bowl on Belo's five NBC television stations and the Winter Olympics on Belo's six CBS television stations. Political advertising was higher in 1998 for both the three and six-month periods as well. In 1999, local advertising revenues increased 10.3 percent and 9.2 percent for the quarter and year-to-date periods, respectively, with the most significant improvements in the Dallas/Fort Worth and Seattle/Tacoma markets. National advertising revenues decreased 9.9 and 9.3 percent for the quarter and year-to-date periods of 1999, respectively, compared with 1998, due to declines in nearly all major Belo markets, most significantly in Dallas/Fort Worth, Seattle/Tacoma, Portland and Houston. On a pro forma basis, which assumes the KVUE/KXTV transaction took place on January 1, 1998, revenues were up .1 percent and down .5 percent for the quarter and year-to-date periods, respectively.

Broadcast operating cash flow margins for the three and six-month periods of 1999 were 45 percent and 40.4 percent, respectively, and 45.7 percent and 41.6 percent for the comparable periods in 1998. Broadcast operating cash flow for the quarter of $71,127 was 2.6 percent lower than last year's second quarter operating cash flow of $72,989. Year-to-date broadcast operating cash flow in 1999 was $116,892, or 3.9 percent lower when compared with $121,602 in 1998. Before considering the KVUE/KXTV transaction, cash expenses were up .3 percent for the quarter and 1 percent year-to-date. Contributing to the increase were higher programming, outside services and advertising and promotion expenses, offset somewhat by lower communications expense and lower compensation and benefits as a result of last year's early retirement offer and other employee reduction initiatives. On a pro forma basis, excluding KXTV and including KVUE-TV, cash expenses were up 2 percent and 2.2 percent, respectively, and operating cash flow was down 2 percent and 4 percent, respectively.

Newspaper Publishing

Second quarter 1999 revenues for newspaper publishing were $205,977, or 2.6 percent higher than second quarter 1998 revenues of $200,790. Newspaper publishing year-to-date revenues in 1999 were $398,450 or 1.9 percent better than 1998 year-to-date revenues of $391,159.

Revenues at TDMN were up slightly in second quarter 1999 when compared with second quarter 1998 and were flat year-over-year. In the three and six-month periods of 1999, gains from both higher average rates and increased volume resulted in higher general advertising revenues, while retail advertising revenues were flat in the second quarter and up slightly on a year-to-date basis, due to lower volumes and higher average rates than last year. Classified advertising revenue was down for both the three and six-month periods in 1999 due to lower classified employment advertising volumes. Higher volumes in automotive and real estate classified advertising partially offset the employment classified decline. Circulation revenues for the quarter were up approximately 4 percent and flat for the year-to-date period due primarily to an increase in second quarter 1999 average daily circulation and an increase in home delivery prices initiated in December 1998.

Revenues for PJ increased 2.7 percent for the quarter and 3 percent year-to-date as compared with 1998, with improvements in retail, general and classified advertising in both periods in 1999. The increase in classified advertising revenue was primarily due to employment advertising, which had both higher volume and average rates. The general advertising revenue increase was due to volume gains, primarily in automotive advertising, while the increase in retail advertising came almost entirely from higher average rates. Circulation revenues were down slightly for the second quarter of 1999 and flat on a year-to-date basis due to lower average daily and Sunday circulation volumes.

Total revenue for PE increased 9.3 percent for the quarter and 7.4 percent year-to-date. While retail advertising revenues for the quarter and year-to-date periods in 1999 were generally flat, higher volume in both general (from automotive and telecommunications advertising) and classified (employment and real estate) contributed to the significant revenue increases for PE.

Newspaper publishing operating cash flow margins for the three and six-month periods of 1999 were 30.3 percent and 29 percent, respectively. Newspaper publishing operating cash flow margins in 1998 were 29.1 percent and 28.6 percent for the three and six-month periods, respectively. Publishing operating cash flow for the second quarter of 1999 was $62,423 or 6.8 percent higher than second quarter 1998 operating cash flow of $58,470. For the year-to-date periods, 1999 operating cash flow was $115,557 or 3.2 percent better than 1998. Cash expenses were up .9 percent and 1.3 percent for the three and six-month periods ended June 30, 1999, respectively. While compensation and benefit costs were higher in 1999, newsprint expense was lower due to a decline in the average cost per metric ton of newsprint. Increases in distribution and outside services expenses were largely offset by savings in communications, travel and entertainment and supplies expenses.

Consolidated results

Depreciation expense was higher for the three and six-month periods of 1999 compared with 1998 due to prior year capital expenditures. Interest expense for the three and six-month periods of 1999 was lower than in 1998 due to lower weighted average interest rates on revolving debt.

Excluding the effect of the KVUE/KXTV exchange transaction, the effective tax rates for the three and six-month periods of 1999 were 45.7 percent and 46.2 percent, respectively, compared with a 46.8 percent rate for the comparable 1998 periods. The effective tax rates for the three and six-month periods of 1999 after consideration of the KVUE/KXTV transaction, were 25.5 percent and 29.5 percent, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first six months of 1999, net cash provided by operations was $116,304, compared with $84,602 for the same period in 1998. Working capital requirements for taxes, interest and bonus payments were lower in the first six months of 1999 than in 1998, contributing to the increase in cash provided by operations. Net cash provided by operations was sufficient to fund capital expenditures, share repurchases and common stock dividends. Total debt increased $30,406 due to borrowings of $64,151 to complete the acquisitions of KVUE-TV and Denton Publishing Company, partially offset by reductions in debt from cash provided by operations.

At June 30, 1999, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6-7/8% Senior Notes due 2002; $300,000 of 7-1/8% Senior
Notes due 2007; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At June 30, 1999, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $620,000. The weighted average interest rate of these borrowings at June 30, 1999 was 5.3 percent. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $25,000 of short-term unsecured notes outstanding at June 30, 1999. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements. The Company is required to maintain certain financial ratios as of the end of each quarter, as defined in its revolving credit agreement. For the four quarters ended June 30, 1999, the Company's ratio of funded debt to pro forma operating cash flow, which is not to exceed 5.0, was
3.9. The Company's interest coverage ratio for the four quarters ended June 30, 1999 was 4 times compared with a minimum coverage requirement of 2.5 times.

The Company paid dividends in the first six months of 1999 of $14,190 or 12 cents per share on its outstanding shares of common stock, compared with $15,003 or 12 cents per share in 1998. The lower dividends in 1999 were due to the repurchase of 6,727,400 treasury shares during 1998. In addition, during the six months ended June 30, 1999, 1,187,300 shares were repurchased for an aggregate cost of $21,793.

Year-to-date 1999 capital expenditures were $47,173. Approximately $16,000 of this amount represents the first installment payment of a new press at TDMN. The remaining expenditures were mainly for broadcast equipment purchases, including those for the conversion to digital television, and other publishing equipment purchases.

Other Matters

On July 2, 1999, the Company announced an agreement to acquire independent television station KTVK in Phoenix, Arizona, along with the rights to operate WB-affiliated KASW-TV in Phoenix through a local marketing agreement. In connection with the acquisition, the Company will also acquire a 50 percent interest in a cable news joint venture with Cox Cable. The acquisition price is $315,000 in cash. Belo has also reached an agreement to sell KASA-TV (FOX) in Albuquerque, New Mexico, KHNL-TV (NBC) in Honolulu, Hawaii and the rights to operate KFVE-TV, also in Honolulu, for $88,000 in cash. Belo currently expects to fund the net cash amount of these transactions with borrowings under its revolving credit agreement or other debt financing. Pending FCC and other regulatory approvals, these transactions are each expected to close in late third quarter or early fourth quarter of 1999.

The Company currently expects to realize a net gain of approximately $29,000 from the pending sale of Falcon Communications, a cable system operator in which Belo has an investment. This transaction is expected to close in late 1999 or early 2000.

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

The Company is in the process of replacing systems in the Publishing Division, including certain systems related to advertising, circulation and editorial applications. Those circulation and editorial applications not completed by the end of the second quarter are expected to be complete before the end of the third quarter of 1999. Classified advertising system replacements will be completed in the third and fourth quarters of 1999. Remediation and replacement of other systems in both the Publishing and Broadcast Divisions is also underway. The Company expects to remediate or replace these systems in a timely manner.

The Company's program includes testing of systems that have been corrected, upgraded or replaced and testing of applications and equipment identified as compliant. Once a system has been fully tested, it is integrated into the production environment. While testing provides assurance that individual applications of IT and non-IT systems will properly perform required functions in 2000, it is not possible to completely simulate the effect of Year 2000 requirements.

The vendor compliance assessment phase includes contacting significant third-party vendors in an effort to determine the state of their Year 2000 readiness. As are all businesses, Belo is dependent upon certain vendors and suppliers whose delivery of product or service is material to the production and distribution of the Company's products. Material vendors include, but are not limited to, utilities providers, telecommunications, news and content providers, television network and programming suppliers, and newsprint suppliers. The Company has initiated formal communications with its significant vendors and is monitoring responses and implementing additional follow-up measures as necessary. However, there can be no assurances that IT and non-IT systems of third parties upon which the Company may rely will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to be Year 2000 compliant.

The Company believes the Year 2000 issues associated with its IT and non-IT systems will be mitigated by the implementation of previously planned system replacements. Costs associated with these system replacements have been included in the Company's capital plans and have been funded primarily with cash provided by operations. The Company has expensed $3,200 in connection with its Year 2000 program through June 30, 1999, including $2,800 expensed in 1997 and $300 in 1998, and does not expect remaining Year 2000 expenses to be significant.

In terms of project counts (number of projects identified), the Company has completed in excess of 90 percent of its projects as of June 30, 1999.

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

The Company is in the process of adopting contingency plans for its broadcast and publishing operating units.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's future financings, pending acquisitions and dispositions, and the Year 2000, as well as any other statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, cash flows or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.


                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

A number of legal proceedings are pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders was held on May 12, 1999. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

                                                                                                       Broker
         Nominee                              For             Withheld               Abstain          Non-Votes
     --------------------                 -----------         ---------              -------          ---------
     John W. Bassett, Jr.                 262,849,424           918,780               ---               ---
     Robert W. Decherd                    262,807,391           960,813               ---               ---
     Burl Osborne                         262,739,606         1,028,598               ---               ---
     J. McDonald Williams                 262,835,477           932,727               ---               ---

No other matters were submitted to a vote of security holders at the Annual Meeting.

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

  4.1     *    Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.9 above

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

               (3)  *    (a)$200 million 7-1/8% Senior Note due 2007 (Exhibit
                         4.6 (3)(a) to the 2nd Quarter 1997 Form 10-Q)
                    *    (b)$100 million 7-1/8% Senior Note due 2007 (Exhibit
                         4.6 (3)(b) to the 2nd Quarter 1997 Form 10-Q)

               (4)  *    $200 million 7-3/4% Senior Debenture due 2027 (Exhibit
                         4.6 (4) to the 2nd Quarter 1997 Form 10-Q)

               (5)  *    Officer's Certificate dated June 13, 1997 establishing
                         terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6 (5) to the 2nd Quarter 1997 Form
                         10-Q)

               (6)  *    (a)$200 million 7-1/4% Senior Debenture due 2027
                         (Exhibit 4.6 (6)(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September
                         30, 1997 (the "3rd Quarter 1997 Form 10-Q"))
                    *    (b)$50 million 7-1/4% Senior Debenture due 2027
                         (Exhibit 4.6 (6)(b) to the 3rd Quarter 1997 Form 10-Q)

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

 10.1          Contracts relating to television broadcasting:

               (1)  *    Form of Agreement for Affiliation between WFAA-TV in
                         Dallas, Texas and ABC (Exhibit 10.1 (1) to the 1995
                         Form 10-K/A)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

 10.3          Compensatory plans:

               ~(1)   The A. H. Belo Corporation Employee Savings and Investment
                      Plan:
                    * (a) The A. H. Belo Corporation Employee Savings and
                          Investment Plan Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)
                    * (b) First Amendment to A. H. Belo Corporation Employee
                          Savings and Investment Plan (Exhibit 10.3(1)(b) to the Company's Annual Report on Form 10-K dated March 17, 1999 (the "1998 Form 10-K"))
                    * (c) Second Amendment to A. H. Belo Corporation Employee
                          Savings and Investment Plan (Exhibit 10.3(1)(c) to the 1998 Form 10-K)
                      (d) Third Amendment to A. H. Belo Corporation Employee
                          Savings and Investment Plan
                    * (e) Restated Master Trust Agreement between the Company
                          and Fidelity Management Trust Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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


                                          A. H. BELO CORPORATION



August 9, 1999                            By:/s/ DUNIA A. SHIVE
                                             -----------------------------------
                                                 Dunia A. Shive
                                                 Senior Vice President and
                                                 Chief Financial Officer

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

                                                                                                      SEQUENTIAL
EXHIBIT                                                                                                  PAGE
NUMBER    DESCRIPTION                                                                                   NUMBER
-------   -----------                                                                                 ----------
 10.3          Compensatory plans:

          (1)  The A. H. Belo Corporation Employee Savings and Investment Plan:
               (a)  The A. H. Belo Corporation Employee Savings and Investment Plan
                    Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a) to the
                    1997 Form 10-K)                                                                       N/A
               (b)  First Amendment to A. H. Belo Corporation Employee Savings and
                    Investment Plan (Exhibit 10.3(1)(b) to the Company's Annual Report
                    on Form 10-K dated March 17, 1999 (the "1998 Form 10-K"))                             N/A
               (c)  Second Amendment to A. H. Belo Corporation Employee Savings and
                    Investment Plan (Exhibit 10.3(1)(c) to the 1998 Form 10-K)                            N/A
               (d)  Third Amendment to A. H. Belo Corporation Employee Savings and
                    Investment Plan                                                                       ___
               (e)  Restated Master Trust Agreement between   the Company and Fidelity
                    Management Trust Company, as restated and dated March 13, 1998
                    (Exhibit 10.3(1)(b) to the 1997 Form 10-K)                                            N/A

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