Form 10-Q
period 1999-09-30
BELO A H CORP
filed 1999-11-12
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

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

                                     YES X   NO
                                        ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                                           OUTSTANDING AT OCTOBER 29, 1999
                         -----                                           -------------------------------
             Common Stock, $1.67 par value                                        * 118,440,477

     * Consisting of 99,342,218 shares of Series A Common Stock and 19,098,259 shares of Series B Common Stock.

================================================================================

                             A. H. BELO CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................       1

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.....................       7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........      12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings....................................................      12

Item 2.   Changes in Securities and Use of Proceeds............................      12

Item 3.   Defaults Upon Senior Securities......................................      12

Item 4.   Submission of Matters to a Vote of Security Holders..................      12

Item 5.   Other Information....................................................      12

Item 6.   Exhibits and Reports on Form 8-K.....................................      13

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                             Three months ended        Nine months ended
                                                               September 30,             September 30,
                                                          =======================   =======================
In thousands, except per share amounts
(unaudited)                                                  1999          1998        1999         1998
                                                          ---------    ----------   ----------   ----------
NET OPERATING REVENUES
     Broadcast                                            $ 138,747    $  133,795   $  428,195   $  426,323
     Newspaper publishing                                   203,544       192,276      601,994      583,435
     Other                                                    3,003         2,457        8,627        7,178
                                                          ---------    ----------   ----------   ----------

         Total net operating revenues                       345,294       328,528    1,038,816    1,016,936

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                  120,019       112,513      353,997      338,004
     Other production, distribution and operating costs      86,819        85,934      251,711      249,275
     Newsprint, ink and other supplies                       37,724        42,894      119,546      127,972
     Depreciation                                            23,588        20,717       68,218       63,686
     Amortization                                            19,404        18,704       56,963       56,051
                                                          ---------    ----------   ----------   ----------

         Total operating costs and expenses                 287,554       280,762      850,435      834,988
                                                          ---------    ----------   ----------   ----------

              Earnings from operations                       57,740        47,766      188,381      181,948

OTHER INCOME AND EXPENSE
     Interest expense                                       (27,239)      (27,124)     (80,091)     (81,721)
     Gain on sale of KXTV                                        --            --       50,312           --
     Other, net                                                 742           355        3,546        2,477
                                                          ---------    ----------   ----------   ----------

         Total other income and expense                     (26,497)      (26,769)     (26,233)     (79,244)

EARNINGS
     Earnings before income taxes                            31,243        20,997      162,148      102,704
     Income taxes                                            14,655        11,290       53,207       49,539
                                                          ---------    ----------   ----------   ----------

         Net earnings                                     $  16,588    $    9,707   $  108,941   $   53,165
                                                          =========    ==========   ==========   ==========
NET EARNINGS PER SHARE
     Basic                                                $     .14    $      .08   $      .92   $      .43
     Diluted                                              $     .14    $      .08   $      .91   $      .42

AVERAGE SHARES OUTSTANDING
     Basic                                                  118,333       123,784      118,252      124,605
     Diluted                                                119,177       124,881      119,155      126,170

CASH DIVIDENDS DECLARED PER SHARE                         $     .14    $      .12   $      .26   $      .24
                                                          ---------    ----------   ----------   ----------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

==============================================================================================================
In thousands, except share and per share data                           September 30,            December 31,
(Current year unaudited)                                                    1999                      1998
                                                                       --------------            -------------
ASSETS

Current assets:
     Cash and temporary cash investments                               $      30,780             $      19,451
     Accounts receivable, net                                                202,085                   211,428
     Other current assets                                                     56,299                    44,902
                                                                       -------------             -------------
         Total current assets                                                289,164                   275,781

Property, plant and equipment, net                                           635,851                   626,753
Intangible assets, net                                                     2,627,796                 2,543,143
Other assets                                                                  85,397                    93,412
                                                                       -------------             -------------
         Total assets                                                  $   3,638,208             $   3,539,089
                                                                       =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $      40,735             $      56,044
     Accrued expenses                                                         87,015                    84,026
     Other current liabilities                                                54,007                    40,678
                                                                       -------------             -------------
         Total current liabilities                                           181,757                   180,748

Long-term debt                                                             1,653,585                 1,634,029
Deferred income taxes                                                        426,672                   439,240
Other liabilities                                                             51,635                    36,972

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 99,333,204 shares at September 30, 1999
          and 100,028,891 shares at December 31, 1998                        165,886                   167,048
         Series B:  Issued 19,077,606 shares at September 30, 1999
          and 18,896,263 shares at December 31, 1998                          31,860                    31,557
      Additional paid-in capital                                             881,724                   879,856
      Retained earnings                                                      245,089                   169,639
                                                                       -------------             -------------
          Total shareholders' equity                                       1,324,559                 1,248,100

              Total liabilities and shareholders' equity               $   3,638,208             $   3,539,089
                                                                       =============             =============


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                            Nine  months ended September 30,
============================================================================================
In thousands
(unaudited)                                                       1999            1998
                                                                ---------      ---------
OPERATIONS
     Net earnings                                               $ 108,941      $  53,165
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of KXTV                            (48,981)            --
              Depreciation and amortization                       125,181        119,737
              Deferred income taxes                               (10,828)         6,895
              Other, net                                           10,143          9,411
              Net change in current assets and liabilities:
                  Accounts receivable                              11,734         33,814
                  Other current assets                              2,036         (4,304)
                  Accounts payable                                (19,015)        (5,560)
                  Accrued expenses                                    185        (19,337)
                  Other current liabilities                         3,937        (24,781)
                                                                ---------      ---------
         Net cash provided by operations                          183,333        169,040

INVESTING
     Acquisitions                                                 (76,286)            --
     Capital expenditures                                         (63,505)       (59,694)
     Investments and other, net                                   (13,577)        (4,226)
                                                                ---------      ---------
         Net cash used for investing                             (153,368)       (63,920)

FINANCING
     Borrowings for acquisitions                                   76,286             --
     Purchase of treasury shares                                  (21,793)       (72,533)
     Net payments on debt                                         (54,947)       (10,825)
     Payment of dividends on stock                                (22,474)       (22,466)
     Net proceeds from exercise of stock options                    4,292          7,554
                                                                ---------      ---------
         Net cash used for financing                              (18,636)       (98,270)

Net increase in cash and temporary cash investments                11,329          6,850

Cash and temporary cash investments at beginning of period         19,451         11,852
                                                                ---------      ---------

Cash and temporary cash investments at end of period            $  30,780      $  18,702
                                                                =========      =========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                  $  72,014      $  73,538
     Income taxes paid, net of refunds                          $  65,563      $  79,797
     KXTV/KVUE asset exchange                                   $ 112,098      $      --
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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation, including a change in presentation of revenue and expense with respect to certain barter programming transactions.

(2) The Company had total comprehensive income for the three and nine months ended September 30, 1998 of $8,825 and $51,293, respectively. During 1998, Belo either sold or donated all of its available-for-sale securities; therefore, total comprehensive income for the three and nine months ended September 30, 1999 is equivalent to net earnings.

(3) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                               Three months ended         Nine months ended
                                                                  September 30,             September 30,
                                                              --------------------       --------------------
                                                               1999         1998          1999         1998
                                                              =======      =======       =======      =======
         Weighted average shares for basic earnings
              per share                                       118,333      123,784       118,252      124,605
         Effect of employee stock options                         844        1,097           903        1,565
                                                              -------      -------       -------      -------
         Weighted average shares for diluted earnings
              per share                                       119,177      124,881       119,155      126,170
                                                              =======      =======       =======      =======

(4) On June 1, 1999, Belo acquired ABC-affiliated KVUE-TV in Austin, Texas, in exchange for ABC-affiliated KXTV in Sacramento, California and certain cash consideration. The transaction was accounted for as a purchase and recorded based on the fair value of the assets exchanged. The preliminary purchase price allocation resulted in a net increase in intangible assets of approximately $106,000. The excess cost over values assigned to tangible assets of KVUE-TV is being amortized on a straight-line basis over 40 years. Belo recognized a gain on the transaction of $48,981, net of taxes incurred on the exchange.

         On June 30, 1999, Belo acquired Denton Publishing Company, publisher of the Denton Record-Chronicle and two free-distribution newspapers. The acquisition was accounted for as a purchase.

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

                                                            Three months ended         Nine months ended
                                                               September 30,             September 30,
                                                          -----------------------   ------------------------
In thousands                                                1999          1998          1999        1998
                                                          =========    ==========   ===========  ===========
NET OPERATING REVENUES
     Broadcast                                            $ 138,747    $  133,795   $   428,195  $   426,323
     Newspaper publishing                                   203,544       192,276       601,994      583,435
     Other                                                    3,003         2,457         8,627        7,178
                                                          ---------    ----------   -----------  -----------

         Total net operating revenues                     $ 345,294    $  328,528   $ 1,038,816  $ 1,016,936
                                                          =========    ==========   ===========  ===========

EARNINGS FROM OPERATIONS
     Broadcast                                            $  26,960    $   24,732   $    92,073  $    96,365
     Newspaper publishing                                    42,810        35,379       130,958      118,608
     Other                                                   (1,997)       (1,116)       (5,662)      (2,976)
     Corporate expenses                                     (10,033)      (11,229)      (28,988)     (30,049)
                                                          ---------    ----------   -----------  -----------

         Total earnings from operations                   $  57,740    $   47,766   $   188,381  $   181,948
                                                          =========    ==========   ===========  ===========

DEPRECIATION AND AMORTIZATION
     Broadcast                                            $  27,530    $   24,772   $    79,309  $    74,741
     Newspaper publishing                                    13,919        13,463        41,328       42,233
     Other                                                      700           253         2,031          753
     Corporate                                                  843           933         2,513        2,010
                                                          ---------    ----------   -----------  -----------

         Total depreciation and amortization              $  42,992    $   39,421   $   125,181  $   119,737
                                                          =========    ==========   ===========  ===========

OPERATING CASH FLOW
     Broadcast                                            $  54,490    $   49,504   $   171,382  $   171,106
     Newspaper publishing                                    56,729        48,842       172,286      160,841
     Other                                                   (1,297)         (863)       (3,631)      (2,223)
     Corporate                                               (9,190)      (10,296)      (26,475)     (28,039)
                                                          ---------    ----------   -----------  -----------

         Total operating cash flow                        $ 100,732    $   87,187   $   313,562  $   301,685
                                                          =========    ==========   ===========  ===========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

 (6) On October 29, 1999, the Company completed the sale of KASA-TV in Albuquerque, New Mexico, and KHNL-TV in Honolulu, Hawaii, along with its rights to operate KFVE-TV in Honolulu under a local marketing agreement. The selling price was $88,000 in cash. The Company expects to realize a gain on the sale transaction.

         On November 1, 1999, the Company completed the acquisition of independent television station KTVK in Phoenix, Arizona, along with the rights to operate WB-affiliated KASW-TV in Phoenix through a local marketing agreement and an option to purchase KASW-TV. The acquisition also includes a 50 percent interest in a cable news joint venture. The acquisition price was $315,000 in cash. The transaction will be accounted for as a purchase.

         The Company funded the net amount of the purchase of KTVK and sale of KASA-TV and KHNL-TV with borrowings under its revolving credit agreement. If the transactions had closed at the end of the third quarter, total debt outstanding at September 30, 1999 would have been approximately $1,887,000.

         Belo has announced its intention to purchase KASW-TV in Phoenix, Arizona and KONG-TV, an independent station in the Seattle/Tacoma, Washington market. Both stations are currently operated under local marketing agreements. These transactions are subject to the Federal Communications Commission's ("FCC") procedures, not yet finalized, for processing applications for television market duopoly ownership. Subject to FCC processing and approval, the transactions could close during first quarter 2000. Total acquisition cost for both KASW and KONG will be less than $20,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

The Company is owner and operator of 17 network-affiliated television stations and publisher of seven daily newspapers. The following table sets forth Belo's major media assets by segment as of September 30, 1999:


---------------------------------------------------------------------------------------------------------------------
BROADCAST
---------------------------------------------------------------------------------------------------------------------
                                                                  NETWORK
      MARKET(a)          MARKET RANK(b)         STATION         AFFILIATION          STATUS            ACQUIRED
----------------------- ------------------ ------------------ ----------------- ----------------- -------------------
Dallas/Fort Worth               7                WFAA               ABC              Owned            March 1950
Houston                        11                KHOU               CBS              Owned          February 1984
Seattle/Tacoma                 12                KING               NBC              Owned          February 1997
Seattle/Tacoma                 12                KONG               IND               LMA           February 1997
St. Louis                      21                KMOV               CBS              Owned            June 1997
Portland                       23                 KGW               NBC              Owned          February 1997
Charlotte                      28                WCNC               NBC              Owned          February 1997
San Antonio                    37                KENS               CBS              Owned           October 1997
Hampton/Norfolk                40                WVEC               ABC              Owned          February 1984
New Orleans                    41                 WWL               CBS              Owned            June 1994
Louisville                     48                WHAS               ABC              Owned          February 1997
Albuquerque(c)                 49                KASA               FOX              Owned          February 1997
Tulsa                          59                KOTV               CBS              Owned          February 1984
Austin                         60                KVUE               ABC              Owned            June 1999
Honolulu(c)                    71                KHNL               NBC              Owned          February 1997
Honolulu(c)(d)                 71                KFVE              UPN/WB             LMA           February 1997
Spokane                        72                KREM               CBS              Owned          February 1997
Spokane(d)                     72                KSKN              UPN/WB             LMA           February 1997
Tucson                         78                KMSB               FOX              Owned          February 1997
Tucson                         78                KTTU               UPN               LMA           February 1997
Boise                         125                KTVB               NBC              Owned          February 1997
----------------------- ------------------ ------------------ ----------------- ----------------- -------------------


---------------------------------------------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
---------------------------------------------------------------------------------------------------------------------
                                                                                         DAILY           SUNDAY
           NEWSPAPER                         LOCATION                 ACQUIRED       CIRCULATION(e)   CIRCULATION(f)
----------------------------------- ---------------------------- ------------------ ---------------- ----------------
The Dallas Morning News ("TDMN")            Dallas, TX                   (f)            518,548         781,959
The Providence Journal ("PJ")             Providence, RI            February 1997       166,888         237,629
The Press-Enterprise ("PE")                Riverside, CA              July 1997         165,043         171,813
Messenger-Inquirer                         Owensboro, KY            January 1996         31,764          34,574
The Eagle                            Bryan-College Station, TX      December 1995        23,493          28,295
Denton Record-Chronicle(e)                  Denton, TX                June 1999          15,843          19,005
The Gleaner                                Henderson, KY             March 1997          11,109          13,044
----------------------------------- ---------------------------- ------------------ ---------------- ----------------

---------------------------------------------------------------------------------------------------------------------
OTHER
---------------------------------------------------------------------------------------------------------------------

         COMPANY                                                DESCRIPTION
-----------------------------        ---------------------------------------------------------------------
Northwest Cable News ("NWCN")        Cable news network distributed to approximately 2 million homes
Texas Cable News ("TXCN")            Cable news network offering regional news in Texas
-----------------------------        ---------------------------------------------------------------------

(a)  Table is as of September 30, 1999 and does not include KTVK, an independent station in Phoenix, Arizona
     (market rank 17), which was acquired on November 1, 1999. The acquisition also includes the rights to operate
     WB-affiliated KASW-TV in Phoenix through a local marketing agreement and an option to purchase KASW-TV.
(b)  Market rank is based on the relative size of the television market or Designated Market Area ("DMA") among the
     211 generally recognized DMA's in the United States, based on May 1999 Nielsen estimates.
(c)  On October 29, 1999, the Company completed the sale of KASA-TV (FOX) in Albuquerque, New Mexico and KHNL-TV
     (NBC) in Honolulu, Hawaii, along with its rights to operate KFVE-TV (UPN) in Honolulu under a local marketing agreement, for $88,000 in cash.
(d)  The primary affiliation is with UPN. The WB network is currently a secondary affiliation.
(e)  Average paid circulation for the six months ended September 30, 1999, according to the Audit Bureau of
     Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 1998.
(f)  The first issue of The Dallas Morning News was published October 1, 1885.


                              RESULTS OF OPERATIONS

Net earnings for the three and nine months ended September 30, 1999 were $16,588 (14 cents per share) and $108,941 (91 cents per share), respectively. The year-to-date results include a second quarter net gain of $48,981 on the exchange of KXTV (the ABC affiliate in Sacramento, California) plus certain cash consideration, for KVUE-TV (the ABC affiliate in Austin, Texas). Excluding this gain, net earnings for 1999 year-to-date were $59,960 (50 cents per share). Results for the three and nine-month periods of 1998 were $9,707 (8 cents per share) and $53,165 (42 cents per share), respectively.

Broadcast

Broadcast revenues for the third quarter of 1999 were $138,747, an increase of
3.7 percent compared with third quarter 1998 revenues of $133,795. Year-to-date broadcast revenues were up .4 percent from $426,323 in 1998 to $428,195 in the current year. Advertising revenues in 1998 were influenced by the broadcast of the Super Bowl on Belo's five NBC television stations and the Winter Olympics on Belo's six CBS television stations. Political advertising was significantly higher in 1998 for both the three and nine-month periods as well. In 1999, local advertising revenues increased 15.4 percent and 10.8 percent for the quarter and year-to-date periods, respectively, with the most significant improvements in the Dallas/Fort Worth and Seattle/Tacoma markets. National advertising revenues improved 1.8 percent for the quarter, primarily in Houston and Seattle/Tacoma. Year-to-date national advertising revenues were 6 percent lower in 1999 than in 1998, with the largest declines in Dallas/Fort Worth, New Orleans and Norfolk. Pro forma for the KVUE/KXTV transaction, total broadcast revenues were up 5.5 percent and 1.4 percent for the quarter and year-to-date periods, respectively.

Broadcast operating cash flow margins for the three and nine-month periods of 1999 were 39.3 percent and 40 percent, respectively, and 37 percent and 40.1 percent for the comparable periods in 1998. Broadcast operating cash flow for the quarter of $54,490 was 10.1 percent higher than last year's third quarter operating cash flow of $49,504. Year-to-date broadcast operating cash flow in 1999 was $171,382 or .2 percent higher when compared with $171,106 in 1998. Before considering the KVUE/KXTV transaction, cash expenses were flat for the quarter and up .6 percent year-to-date when compared with the prior year periods. Higher programming and outside services expenses were offset by lower communications and advertising and promotion expense and slightly lower compensation and benefits expense due to last year's early retirement program and other employee reduction initiatives. Pro forma for the KVUE/KXTV transaction, for the three and nine-month periods of 1999 versus 1998, cash expenses were up 4 percent and 2.8 percent, respectively, and operating cash flow was up 7.9 percent and down .6 percent, respectively.

Newspaper Publishing

Third quarter 1999 revenues for newspaper publishing were $203,544 or 5.9 percent higher than third quarter 1998 revenues of $192,276. Newspaper publishing year-to-date revenues in 1999 were $601,994 or 3.2 percent better than 1998 year-to-date revenues of $583,435. Pro forma for the Denton Publishing Company acquisition, revenues were 4.3 percent and 2.7 percent higher for the three and nine-month periods of 1999, respectively, when compared with 1998.

Revenues at TDMN were up 1.6 percent in third quarter 1999 when compared with third quarter 1998 and increased .8 percent year-over-year. In the three and nine-month periods of 1999, gains from both higher average rates and increased volume resulted in higher general advertising revenues. Retail advertising revenues were higher in the third quarter and year-to-date periods of 1999 as relatively flat quarter volume and lower year-to-date volumes were offset by higher average rates. Classified advertising revenue was down for both the three and nine-month periods in 1999 due to lower overall classified rates and volumes. While classified automotive and real estate volumes were favorable for the quarter and year-to-date periods, classified employment volumes were down significantly. Circulation revenues for the quarter and year-to-date periods were up approximately 4.3 percent and 1.5 percent, respectively, due primarily to an increase in 1999 average daily circulation and an increase in home delivery prices initiated in December 1998.

Revenues for PJ increased 6.4 percent for the quarter and 4.2 percent year-to-date when compared with 1998, with improvements in retail, general and classified advertising in both the quarter and year-to-date periods in 1999. The increase in classified advertising revenue was primarily due to strength in the employment and automotive advertising categories. The general advertising revenue increase was due to volume gains, primarily in automotive advertising. The increase in retail advertising revenue was due to higher volumes and rates. Circulation revenues for the quarter and year-to-date periods in 1999 were flat when compared to the comparable 1998 periods.

Total revenue for PE increased 14.5 percent for the quarter and 9.8 percent year-to-date compared with the same periods in 1998. Classified advertising revenues in 1999 increased significantly for both the three and nine-month periods when compared with 1998 due primarily to higher employment advertising rates. Retail and general advertising revenues also improved in 1999 compared with 1998. Other advertising revenues were up considerably in 1999 due mainly to new initiatives including certain new publications.

Newspaper publishing operating cash flow margins for the three and nine-month periods of 1999 were 27.9 percent and 28.6 percent, respectively. Newspaper publishing operating cash flow margins in 1998 were 25.4 percent and 27.6 percent for the three and nine month periods, respectively. Publishing operating cash flow for the third quarter of 1999 was $56,729 or 16.1 percent higher than third quarter 1998 operating cash flow of $48,842. For the year-to-date periods, 1999 operating cash flow was $172,286 or 7.1 percent better than 1998. Cash expenses were up 2.4 percent and 1.7 percent for the three and nine-month periods ended September 30, 1999, respectively. While compensation and benefit costs were higher in 1999, newsprint expense was 17 percent lower due to a decline in the average cost per metric ton of newsprint. Higher distribution and advertising and promotion expenses were offset somewhat by lower communications and travel and entertainment expenses.

Consolidated results

Depreciation and amortization expenses were higher for the three and nine-month periods of 1999 compared with 1998 due mostly to prior year capital expenditures and the KVUE/KXTV exchange transaction. Interest expense for the third quarter of 1999 was relatively flat while interest expense for the 1999 year-to-date period was lower due primarily to lower weighted average interest rates on revolving debt.

The effective tax rates for the three and nine-month periods of 1999 were 46.9 percent and 32.8 percent, respectively. Excluding the effect of the KVUE/KXTV exchange transaction, the year-to-date effective tax rate for 1999 was 46.4 percent. Comparable 1998 rates for the three and nine-month periods were 53.8 percent and 48.2 percent respectively. The higher effective rates for 1998 were due to lower 1998 pre-tax earnings.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the period ended September 30, 1999, net cash provided by operations was $183,333, compared with $169,040 for the same period in 1998. Working capital requirements for taxes and bonus payments were lower in 1999 than in 1998, contributing to the increase in cash provided by operations. Net cash provided by operations was sufficient to fund capital expenditures, share repurchases and common stock dividends. Total debt increased $23,213 due mainly to borrowings of $76,286 to complete acquisitions, which include KVUE-TV and Denton Publishing Company, partially offset by reductions in debt from cash provided by operations.

At September 30, 1999, the Company had $1 billion in fixed-rate debt securities outstanding as follows: $250,000 of 6-7/8% Senior Notes due 2002; $300,000 of 7-1/8% Senior Notes due 2007; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 of debt available for issuance under a shelf registration statement filed in April 1997. Future issuances of debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At September 30, 1999, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $605,000. The weighted average interest rate of these borrowings at September 30, 1999 was 5.6 percent. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $42,000 of short-term unsecured notes outstanding at September 30, 1999. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements. The Company is required to maintain certain financial ratios as of the end of each quarter, as defined in its revolving credit agreement. For the four quarters ended September 30, 1999, the Company's ratio of funded debt to pro forma operating cash flow, which is not to exceed 5.0, was 3.8. The Company's interest coverage ratio for the four quarters ended September 30, 1999 was 4.1 times compared with a minimum coverage requirement of 2.5 times.

The Company paid dividends of $22,474 (19 cents per share) during 1999 compared with $22,466 (18 cents per share) in 1998.

During 1999, the Company purchased 1,187,300 treasury shares for an aggregate cost of $21,793, all in the first quarter.

Year-to-date 1999 capital expenditures were $63,505. Approximately $16,000 of this amount represents the first installment payment of a new press at TDMN. The remaining expenditures were mainly for broadcast equipment purchases, including those for the conversion to digital television, and other publishing equipment purchases.

Other Matters

On October 29, 1999, the Company completed the sale of KASA-TV in Albuquerque, New Mexico, and KHNL-TV in Honolulu, Hawaii, along with its rights to operate KFVE-TV in Honolulu under a local marketing agreement. The sales price was $88,000 in cash. The Company expects to realize a gain on the sale transaction.

On November 1, 1999, the Company completed the acquisition of independent television station KTVK in Phoenix, Arizona, along with the rights to operate WB-affiliated KASW-TV in Phoenix through a local marketing agreement and an option to purchase KASW-TV. The acquisition also includes a 50 percent interest in a cable news joint venture. The acquisition price was $315,000 in cash. The transaction will be accounted for as a purchase. The Company funded the net amount of these sale and purchase transactions with borrowings under its revolving credit agreement, which resulted in a net increase in outstanding revolving debt of approximately $227,000.

Belo has announced its intention to purchase KASW-TV in Phoenix, Arizona and KONG-TV in the Seattle/Tacoma, Washington market. Both stations are currently operated under local marketing agreements. These transactions are subject to the FCC's procedures, not yet finalized, for processing applications for television market duopoly ownership. Subject to FCC processing and approval, the transactions could close during first quarter 2000. Total acquisition cost for both KASW and KONG will be less than $20,000 in cash.

The Company currently expects to realize a net gain of approximately $30,000 from the pending sale of Falcon Communications, a cable system operator in which Belo has an investment. This transaction is expected to close in the fourth quarter of 1999.


Year 2000

The Company has performed an enterprise-wide evaluation to assess the ability of its information technology ("IT") and non-IT systems to function properly and execute transactions relating to the year 2000. The program includes the following phases: (1) project identification, (2) estimation of costs and target end dates, (3) system remediation or replacement, (4) testing, (5) integration, and (6) vendor compliance assessment. The Company has substantially completed the major projects included in the first five phases of the program. All phases of the program are expected to be completed by December 31, 1999 or sooner.

The Company has been in the process of replacing or upgrading systems in the Publishing Division, including certain systems related to advertising, circulation and editorial applications. Each of the advertising, circulation and editorial system projects have been completed as of September 30, 1999, with the exception of the circulation system at The Providence Journal and the classified advertising system at the Press-Enterprise, both of which are expected to be completed by November 30, 1999. Remediation and replacement of other systems in both the Publishing and Broadcast Divisions is also underway. In terms of project counts (number of projects identified) as of September 30, 1999, the Company has completed 98 percent of its projects relating to Year 2000 issues.

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

The vendor compliance assessment phase includes contacting significant third-party vendors in an effort to determine the state of their Year 2000 readiness. As are many businesses, Belo is dependent upon certain vendors and suppliers whose delivery of product or service is material to the production and distribution of the Company's products. Material vendors include, but are not limited to, utilities providers, telecommunications, news and content providers, television network and programming suppliers, and newsprint suppliers. The Company has initiated formal communications with its significant vendors and is monitoring responses and implementing additional follow-up measures as necessary. However, there can be no assurances that IT and non-IT systems of third parties upon which the Company may rely will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to be Year 2000 compliant.

The Company believes the Year 2000 issues associated with its IT and non-IT systems will be mitigated by the implementation of previously planned system replacements. Costs associated with these system replacements have been included in the Company's capital plans and have been funded primarily with cash provided by operations. The Company has expensed approximately $3,300 in connection with its Year 2000 program through September 30, 1999, including $2,800 expensed in 1997 and $300 in 1998, and does not expect remaining Year 2000 expenses to be significant.

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

The Company's broadcast and publishing operating units are currently finalizing contingency plans. These plans should be in place by November 30, 1999.


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

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

  10.3    Compensatory plans:

          ~(1)   The A. H. Belo Corporation Employee Savings and Investment
                 Plan:
               * (a) The A. H. Belo Corporation Employee Savings and Investment
                     Plan Amended and Restated January 1, 1998 (Exhibit
                     10.3(1)(a) to the 1997 Form 10-K)
               * (b) First Amendment to A. H. Belo Corporation Employee Savings
                     and Investment Plan (Exhibit 10.3(1)(b) to the Company's
                     Annual Report on Form 10-K dated March 17, 1999 (the "1998
                     Form 10-K"))
               * (c) Second Amendment to A. H. Belo Corporation Employee Savings
                     and Investment Plan (Exhibit 10.3(1)(c) to the 1998 Form
                     10-K)
               * (d) Third Amendment to A. H. Belo Corporation Employee Savings
                     and Investment Plan (Exhibit 10.3(1)(d) to the Company's
                     Quarterly Report on Form 10-Q for the period ended June 30,
                     1999)
               * (e) Restated Master Trust Agreement between the Company and
                     Fidelity Management Trust Company, as restated and dated
                     March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

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


                                           A. H. BELO CORPORATION



November 11, 1999                          By: /s/ Dunia A. Shive
                                              -------------------------------
                                              Dunia A. Shive
                                              Senior Vice President and
                                              Chief Financial Officer

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

                                                                                          SEQUENTIAL
EXHIBIT                                                                                      PAGE
NUMBER                     DESCRIPTION                                                      NUMBER
-------                    -----------                                                    ----------
10.3     Compensatory plans:

         (1)  The A. H. Belo Corporation Employee Savings and Investment Plan:
              (a) The A. H. Belo Corporation Employee Savings and Investment
                  Plan Amended and Restated January 1, 1998 (Exhibit 10.3(1)(a)
                  to the 1997 Form 10-K)                                                      N/A
              (b) First Amendment to A. H. Belo Corporation Employee Savings and
                  Investment Plan (Exhibit 10.3(1)(b) to the Company's Annual
                  Report on Form 10-K dated March 17, 1999 (the "1998 Form 10-K"))            N/A
              (c) Second Amendment to A. H. Belo Corporation Employee Savings and
                  Investment Plan (Exhibit 10.3(1)(c) to the 1998 Form 10-K)                  N/A
              (d) Third Amendment to A. H. Belo Corporation Employee Savings and
                  Investment Plan (Exhibit 10.3(1)(d) to the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1999)                     N/A
              (e) Restated Master Trust Agreement between the Company and Fidelity
                  Management Trust Company, as restated and dated March 13, 1998
                  (Exhibit 10.3(1)(b) to the 1997 Form 10-K)                                  N/A

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