Form 10-K
period 1999-12-31
BELO A H CORP
filed 2000-03-15
CIK 356080

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on February 29, 2000, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,360,866,000. *

Shares of Common Stock outstanding at February 29, 2000: 118,769,176 shares. (Consisting of 99,681,964 shares of Series A Common Stock and 19,087,212 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:
Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 10, 2000 are incorporated by reference into Part III (Items 10, 11, 12 and 13). Also incorporated by reference into Part II are certain items included in the Company's 1999 Annual Report to Shareholders (Items 5, 6, 7, 7A and 8).

                             A. H. BELO CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                        PART I

Item 1.    Business..........................................................................................    1
Item 2.    Properties........................................................................................    8
Item 3.    Legal Proceedings.................................................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders...............................................    8

                                                        PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................    9
Item 6.    Selected Financial Data...........................................................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............    9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.......................................    9
Item 8.    Financial Statements and Supplementary Data (see Index to Financial Statements below).............    9
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    9

                                                       PART III

Item 10.   Directors and Executive Officers of the Registrant................................................    9
Item 11.   Executive Compensation............................................................................    9
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................   10
Item 13.   Certain Relationships and Related Transactions....................................................   10

                                                        PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................   10

Signatures ..................................................................................................   13

                                     PART I

ITEM 1.  BUSINESS

     Belo (the "Company") is one of the nation's largest media companies, with a diversified group of television broadcasting, newspaper publishing, interactive media and cable news operations. The Company's group of 18 television stations currently reaches 14 percent of U.S. television households. In addition, the Company manages two television stations through local marketing agreements ("LMA").

     Six of the Company's television stations are located in four major metropolitan areas which are among the fastest growing in the country: WFAA-TV
(ABC) in Dallas/Fort Worth, KHOU-TV (CBS) in Houston, KING-TV (NBC) and KONG-TV (Independent or "IND") in Seattle/Tacoma and KTVK-TV (IND) and KASW-TV (Warner Brothers Network or "WB") in Phoenix. These stations are located in the top 17 television markets. Belo has nine stations in the top 30 markets, 13 stations in the top 50 markets, and network affiliations as follows: four ABC affiliates, six CBS affiliates, four NBC affiliates, two independent stations, one WB affiliate and one FOX affiliate. Fourteen of the Company's 18 stations are ranked either number one or two in overall sign-on/sign-off audience delivery.

    Belo's television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo's television stations have garnered 14 Alfred I. duPont-Columbia Awards, 11 George Foster Peabody Awards and 21 Edward R. Murrow Awards - the industry's most prestigious honors.

    Belo's Publishing Division is headed by The Dallas Morning News, which has the country's seventh-largest Sunday circulation and ninth-largest daily circulation, and The Providence Journal, the leading newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts. Belo also owns The Press-Enterprise, a daily newspaper serving Riverside, California, and other daily newspapers as follows: the Messenger-Inquirer in Owensboro, Kentucky; The Eagle in Bryan-College Station, Texas; the Denton Record-Chronicle in Denton, Texas; and The Gleaner in Henderson, Kentucky. In addition, the Company publishes the Arlington Morning News, eight community newspapers (seven in the Dallas/Fort Worth area and one in the Riverside suburban area) and operates certain commercial printing businesses.

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

     Belo Interactive, Inc. ("Belo Interactive"), Belo's Internet subsidiary, includes the Web site operations of Belo's television stations and newspapers, interactive alliances and partnerships, and a broad range of Internet-based products and services.

     Belo's cable news operations utilize the news resources of KING-TV, KGW-TV, KREM-TV and KTVB-TV in the Pacific Northwest and WFAA-TV, KHOU-TV, KENS-TV, KVUE-TV, The Dallas Morning News and The Eagle in Texas. Northwest Cable News ("NWCN") and Texas Cable News ("TXCN") provide regional news coverage in a comprehensive 24-hour a day format.

     The Company believes the success of its media franchises is built upon providing local and regional news, information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided Belo's success for 158 years.

     Note 14 to the Consolidated Financial Statements, which is incorporated by reference to Belo's Annual Report to Shareholders, contains information about the Company's industry segments for the years ended December 31, 1999, 1998 and 1997.

                             TELEVISION BROADCASTING

     The Company's television broadcast operations began in 1950 with the acquisition of WFAA-TV shortly after the station commenced operations. In 1984, the Company expanded its television operations with the purchase of stations in Houston, Sacramento, Hampton/Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired stations in New Orleans and Seattle/Tacoma, respectively. The Providence Journal Company ("PJC") acquisition in February 1997 added nine television stations, including NBC-affiliated KING-TV in Seattle/Tacoma. In accordance with Federal Communications Commission ("FCC" or "Commission") regulations, which at that time prohibited ownership of two or more stations in a single market, Belo exchanged its United Paramount Network ("UPN") affiliate, KIRO-TV, in Seattle/Tacoma for CBS affiliate KMOV-TV in St. Louis in June 1997. In October 1997, Belo acquired CBS affiliate KENS-TV in San Antonio. In June 1999, Belo acquired KVUE-TV, the ABC affiliate in Austin in exchange for KXTV, the Company's ABC affiliate in Sacramento. KASA-TV (FOX) in Albuquerque and KHNL-TV (NBC) in Honolulu were sold in October 1999, and KTVK-TV (IND) in Phoenix was acquired in November 1999. On March 1, 2000, Belo acquired KONG-TV
(IND) in Seattle/Tacoma and KASW-TV (WB) in Phoenix, which were previously operated by Belo under LMAs.

     The following table sets forth information for each of the Company's stations (including stations with which it has an LMA) and their markets:

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Number of     Station   Station
                                  Market                                                Commercial    Rank in   Audience
                                   Rank                  Year      Network              Stations in    Market   Share in
            Market                 (1)      Station    Acquired  Affiliation Channel     Market(2)      (3)     Market(4)
-------------------------------- -------- ------------ --------- ----------- --------- -------------- --------- ----------
Dallas/Fort Worth                    7      WFAA-TV      1950       ABC         8          15            1          16
Houston                             11      KHOU-TV      1984       CBS        11          15            2          14
Seattle/Tacoma                      12      KING-TV      1997       NBC         5          10            1*         15
Seattle/Tacoma                      12      KONG-TV      2000       IND        16          10            7*          2
Phoenix                             17      KTVK-TV      1999       IND         3          12            2*         11
Phoenix                             17      KASW-TV      2000       WB         61          12            6           5
St. Louis                           21      KMOV-TV      1997       CBS         4           8            2          16
Portland                            23      KGW-TV       1997       NBC         8           8            2*         14
Charlotte                           28      WCNC-TV      1997       NBC        36           8            3           9
San Antonio                         37      KENS-TV      1997       CBS         5           9            2          13
New Orleans                         41      WWL-TV       1994       CBS         4           8            1          21
Hampton/Norfolk                     42      WVEC-TV      1984       ABC        13           7            2          11
Louisville                          48      WHAS-TV      1997       ABC        11           7            1*         14
Tulsa                               58       KOTV        1984       CBS         6          10            2          19
Austin                              61      KVUE-TV      1999       ABC        24           6            1          17
Tucson                              72      KMSB-TV      1997       FOX        11           7            3           7
Tucson [LMA]                        72      KTTU-TV      ---        UPN        18           7            4*          2
Spokane                             78      KREM-TV      1997       CBS         2           6            2          15
Spokane [LMA]                       78      KSKN-TV      ---      UPN/WB       22           6            3*          2
Boise                              125      KTVB-TV      1997       NBC         7           5            1          23
-------------------------------- -------- ------------ --------- ---------- --------- -------------- --------- ----------

*    Tied with one or more other stations in the market.

     (1) Market rank is based on the relative size of the television market Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 1999 Nielsen estimates.
     (2) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.
     (3) Station rank is derived from the station's rating, which is based on November 1999 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.
     (4) Station audience share is based on November 1999 Nielsen estimates of the number of television households tuned to the Company's station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

     Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (ABC, CBS, NBC and FOX). The second category is comprised of stations affiliated with newer national networks, such as UPN, WB, and Paxson Communications Corporation ("PAX TV"). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenues of a television station because the audience ratings generated by a network's programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station's programming and market size.

     The Company's network affiliation agreements generally provide the station with the exclusive right to broadcast in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Stations generally receive a specified amount of network compensation for broadcasting network programming. To the extent that a station's preemptions of network programming exceed a designated amount, that compensation may be reduced. These payments are also subject to decreases by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice. The Company has network affiliation agreements in place with ABC, CBS, NBC, FOX and WB. Belo's two stations with which it has LMAs have affiliation agreements with UPN and one has a secondary affiliation with WB.


                              NEWSPAPER PUBLISHING

     The Company's principal newspaper, The Dallas Morning News, was established in 1885. In late 1995 and early 1996, the Company expanded its Publishing Division by acquiring daily newspapers serving Bryan-College Station, Texas and Owensboro, Kentucky. The Providence Journal was acquired in February 1997 and The Gleaner, serving Henderson, Kentucky, was acquired in March 1997. In July 1997, Belo completed the acquisition of The Press-Enterprise, a daily newspaper serving Riverside, California. In June 1999, Belo acquired the Denton Record-Chronicle, in Denton, Texas.

     The following table sets forth information concerning the Company's daily newspaper operations:

------------------------------------------------------------------------------------------------------------------------
                                                                    1999                               1998
                                                        ------------------------------     -----------------------------
                                                            Daily          Sunday              Daily         Sunday
         Newspaper                   Location           Circulation(1)  Circulation(1)     Circulation(1) Circulation(1)
---------------------------- -------------------------- --------------- --------------     -------------- --------------
The Dallas Morning News             Dallas, TX               518,548        781,959            515,181        780,084
The Providence Journal            Providence, RI             166,888        237,629            167,381        239,193
The Press-Enterprise               Riverside, CA             165,043        171,813            161,612        168,222
Messenger-Inquirer                 Owensboro, KY              31,764         34,574             31,767         34,991
The Eagle                    Bryan-College Station, TX        23,493         28,295             22,449         27,219
Denton Record-Chronicle             Denton, TX                15,967         18,808             15,843         19,005
The Gleaner                        Henderson, KY              11,109         13,044             11,152         13,167
---------------------------- -------------------------- --------------- -------------- --- -------------- --------------

(1) Average paid circulation for the six months ended September 30, 1999 and 1998, respectively, according to the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month periods ended December 31, 1999 (unaudited) and 1998.

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

     The basic material used in publishing Belo's newspapers is newsprint. During 1999, Belo's publishing operations consumed approximately 266,000 metric tons of newsprint at an average cost of $487 per metric ton. Consumption of newsprint in the previous year was approximately 253,000 metric tons at an average cost per metric ton of $566. At present, newsprint is generally purchased from eight suppliers. In addition, The Providence Journal and The Press-Enterprise purchased approximately 50 percent and 80 percent, respectively, of their newsprint from other suppliers under long-term contracts. These contracts provide for certain minimum purchases per year at rates commonly available throughout the region. Management believes its sources of newsprint, along with available alternate sources, are adequate for its current needs.


                                   COMPETITION

     The success of broadcast operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. Competition for advertising revenues at Belo's television stations, as well as its daily newspapers, Web sites and cable news stations, include other television stations and newspapers (including those owned and operated by Belo), digital broadcast satellite ("DBS"), radio stations, cable television systems, outdoor advertising, the Internet, magazines and direct mail advertising.

     The four major national television networks are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.

     The Dallas Morning News' primary competitor in certain smaller cities located between Dallas and Fort Worth is the Fort Worth Star-Telegram. The Providence Journal has five competing daily newspapers in the Rhode Island market and The Press-Enterprise has four daily newspaper competitors in the Riverside County market.

     The entry of local telephone companies and other multichannel video programming distributors into the market for video programming services can be expected to have an impact on competition in the television industry. Belo is unable to predict the effect that these or other technological and related regulatory changes will have on the television industry or on the future results of Belo's operations.


                                 FCC REGULATION

     GENERAL. Belo's television broadcast operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). Among other things, the Act empowers the FCC to assign frequency bands; determine stations' operating frequencies, location and power; issue, renew, revoke and modify station licenses; regulate equipment used by stations; impose penalties for violation of the Act or of FCC regulations; impose fees for processing applications and other administrative functions; and adopt regulations to carry out the Act's provisions. The Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations. The Act would prohibit Belo's subsidiaries from continuing as broadcast licensees if record ownership or power to vote more than one-fourth of Belo's stock were to be held by aliens, foreign governments or their representatives, or by corporations formed under the laws of foreign countries.

     STATION LICENSES. Under the Act, as amended in the Telecommunications Act of 1996 (the "1996 Act"), the FCC grants television station licenses for terms of up to eight years. In January 1997, the FCC adopted specific procedures to extend television license terms to the eight-year limit. The 1996 Act also requires renewal of a television license if the FCC finds that:

     o the station has served the public interest, convenience, and necessity;

     o there have been no serious violations of either the Act or the FCC's rules and regulations by the licensee; and

     o there have been no other violations of either the Act or the FCC's rules and regulations by the licensee which, taken together, constitute a pattern of abuse.

In making its determination, the FCC cannot consider whether the public interest would be better served by a party other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

     The current license expiration dates for each of Belo's television broadcast stations are as follows: WVEC-TV, October 1, 2004; WCNC-TV, December 1, 2004; WWL-TV, June 1, 2005; WHAS-TV, August 1, 2005; KMOV-TV, February 1, 2006; KOTV, June 1, 2006; KENS-TV, August 1, 2006; KHOU-TV, August 1, 2006; KVUE-TV, August 1, 2006; WFAA-TV, August 1, 2006; KASW-TV, October 1, 2006; KMSB-TV, October 1, 2006; KTVB-TV, October 1, 2006; KTVK-TV, October 1, 2006; KING-TV, February 1, 2007; KONG-TV, February 1, 2007; KGW-TV, February 1, 2007; and KREM-TV, February 1, 2007. The current license expiration dates for each of the television broadcast stations with which the Company has an LMA are as follows: KTTU-TV, October 1, 2006; and KSKN-TV, February 1, 2007.

     OWNERSHIP RULES. The FCC's ownership rules, as modified pursuant to the 1996 Act and in a recently concluded FCC rulemaking proceeding, limit the aggregate audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 35 percent of the total national audience. FCC rules also place certain limits on common ownership, operation and control of, or cognizable or "attributable" interests or voting power in:

     o    television stations serving the same area;

     o    television stations and radio stations serving the same area;

     o    television stations and daily newspapers serving the same area; and

     o    television stations and cable systems serving the same area.

     The FCC's ownership rules affect the number, type and location of newspaper, broadcast and cable television properties that Belo might acquire in the future. For example, under current FCC rules, Belo generally may not acquire any daily newspaper or cable television property in a market where it now owns or has an interest in a television station deemed attributable under FCC rules. Belo's ownership of The Dallas Morning News and WFAA-TV, which are both located in the Dallas/Fort Worth DMA, predates the adoption of the FCC's rules regarding newspaper/broadcast cross-ownership and was "grandfathered" by the FCC. The 1996 Act requires the Commission to review all of its broadcast ownership rules biennially, beginning in 1998, to determine if they remain necessary in the public interest.

     In August 1999, the FCC concluded long-standing proceedings to review and revise certain of its rules regulating television station ownership and the standards used to determine what types of interests are considered to be attributable under its rules. The revised rules became effective in November 1999. To date, the FCC has not completed its 1998 biennial review of its remaining rules affecting ownership of broadcast stations.

     Under the FCC's new television "duopoly" rules, a party may own two or more television stations that (1) are located in separate DMAs or (2) are located in the same DMA, but do not have overlapping Grade B service contours. In addition, a party may acquire a second television station in the same DMA where it already owns or has an interest in a television station, if (1) at least eight television "voices" (independently owned and operated stations, excluding LMAs) will remain in the market following the acquisition of the new television station and (2) one of the two stations is not ranked among the top four stations in the market based on Nielsen audience share ratings. It is pursuant to this new rule that on March 1, 2000, Belo acquired KONG-TV and KASW-TV, which are located in the same DMA as Belo's stations KING-TV and KTVK-TV, respectively. In addition, the FCC's rules provide that future waivers of the duopoly restrictions will be available to permit acquisition of "failed" or "failing" stations or unbuilt stations, subject to certain conditions.

     In its August 1999 decision, the FCC also relaxed its restrictions on the common ownership of television and radio stations. The new FCC rules generally permit the common ownership of up to two television and six radio stations, or one television and seven radio stations, provided at least 20 independent media "voices" would remain in the market. In addition, the FCC's new rules provide that future waivers of the television/radio ownership restrictions generally will be available to permit the acquisition of "failed" stations.

     Under the FCC's revised rules, the following relationships and interests generally are attributable for purposes of the agency's broadcast ownership restrictions:

     o all officers and directors of a licensee and its direct or indirect parent(s);

     o    voting stock interests of at least five percent;

     o stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

     o any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; and

     o equity and/or debt interests which in the aggregate exceed 33 percent of a licensee's total assets, if the interest holder supplies more than 15 percent of the station's total weekly programming, or is a same-market broadcast company, cable operator or newspaper.

     PROGRAMMING AND OPERATIONS. The FCC has significantly reduced its regulation of the programming and other operations of broadcast stations in recent years, including elimination of formal ascertainment requirements and guidelines concerning the amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network/affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, application procedures and other areas affecting the business or operations of broadcast stations. The U.S. Supreme Court refused to review a lower court decision that upheld FCC action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts.

     The Children's Television Act of 1990 limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. In August 1996, the Commission adopted stricter children's programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children's educational programming per week.

     In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC responded to the court's ruling in September 1998 by suspending certain reporting requirements and commencing a proceeding to consider new rules that would not be subject to the court's constitutional objections. In January 2000, the FCC adopted new EEO rules, which:

     o require broadcast licensees to widely disseminate information about job openings to all segments of the community; and

     o give broadcasters the choice of implementing two FCC-suggested supplemental recruitment measures or, alternatively, designing their own broad recruitment/outreach programs.

The Commission also reinstated its former requirement that broadcasters file annual employment reports with the FCC.

     The FCC has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable systems. In March 1997, the Supreme Court upheld a statutory provision of the 1992 Cable Act requiring cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations. The 1996 Act amended the 1992 Cable Act in certain important respects. Most notably, the 1996 Act repealed the cross-ownership ban between cable and telephone entities, and established certain means by which common carriers may enter into the video programming marketplace (including common carriage of video traffic, cable systems and open video systems). These actions, among other regulatory developments, permit involvement by telephone companies and cable companies in providing video services.

     DIGITAL TELEVISION SERVICE. In April 1997, the FCC adopted rules for implementing digital television ("DTV") service in the United States. Implementation of DTV will improve the technical quality of television signals received by viewers and will give television broadcasters the flexibility to provide new services, including high-definition television or multiple programs of standard definition television and data transmission.

     On April 3, 1997, a second channel on which to initially provide separate DTV programming or simulcast its analog programming was assigned to all broadcasters holding a license to operate a full-power television station or a construction permit for such a station. These second channels are assigned for an eight-year transition period scheduled to end in 2006. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the 10 largest markets were required to be on the air with a digital signal by May 1, 1999. Several stations in large markets voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998. The Company's stations in Dallas, Houston and Seattle met the accelerated schedule. Affiliates of the four major networks in the top 30 markets were required to begin transmitting digital signals by November 1999. Belo's stations in St. Louis, Portland and Charlotte each met this schedule. All other commercial broadcasters must follow suit by May 1, 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum. Some of the vacated spectrum has been allocated to public safety transmissions, while the remainder will be auctioned for use by other telecommunications services.

     The FCC hopes to complete the full transition to DTV by 2006. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of the television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, as well as other factors including the pace of DTV receiver production and sales, may cause delays in this transition. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary. In addition, the FCC commenced, but has not completed, a proceeding to consider setting strict time limits within which local zoning authorities must act on zoning petitions by local television stations.

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

     In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees. Specifically, the Commission requested information in four general areas:

     o the new flexibility and capabilities of digital television, such as multiple channel transmission;

     o service to local communities including information on public interest activities and disaster relief;

     o enhancing access to the media by persons with disabilities and using DTV to encourage diversity in the digital era; and

     o    enhancing the quality of political discourse.

The FCC has not proposed specific new rules or policies, but states that it is seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV.

     SATELLITE TRANSMISSION OF LOCAL TELEVISION SIGNALS. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. Under SHVIA, satellite carriers are permitted to retransmit local signals of television broadcasters for a period of six months from the November 29, 1999 enactment of SHVIA, without receiving retransmission consent. After the six-month period, satellite carriers will be required to enter into retransmission consent agreements to allow for satellite carriage of local television stations. SHVIA also contemplates a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. In addition, SHVIA extends the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate). Finally, SHVIA directs the FCC to conduct a series of rulemaking proceedings to implement these requirements.

     The foregoing does not purport to be a complete summary of all the provisions of the Act or the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its broadcast business. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and Belo cannot predict the outcome of any such litigation or the impact on its broadcast business.


                                    EMPLOYEES

     As of December 31, 1999, the Company had 7,612 full-time employees. Belo has approximately 1,000 employees who are represented by various employee unions. Approximately one-half of these employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations. Belo believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     At December 31, 1999, Belo owned broadcast operating facilities in the following U. S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING); Phoenix, Arizona (KTVK); Portland, Oregon (KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); New Orleans, Louisiana (WWL); Norfolk, Virginia (WVEC); Louisville, Kentucky (WHAS); Tulsa, Oklahoma (KOTV); Austin, Texas (KVUE); Tucson, Arizona (KMSB); Spokane, Washington (KREM); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri. Four of the Company's broadcast facilities use broadcast towers that are jointly owned with another television station in the same market (WFAA, KGW, KENS and KOTV). The broadcast towers associated with the Company's other television stations are wholly-owned by the Company.

     The Company leases a facility in Washington, D.C. that is used by its broadcasting and publishing operations for the gathering and distribution of news from the nation's capital. This facility includes a broadcast studio as well as general office space.

     The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas where seven high-speed offset presses are housed to print The Dallas Morning News. An eighth press, which will provide improved production capacity and greater flexibility, is being installed and Belo expects to begin initial testing in second quarter 2000. Certain other operations of The Dallas Morning News are housed in a Company-owned, four-story building in downtown Dallas.

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

     Each of Belo's three large-market newspapers' facilities is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy. The Company owns other newspaper production facilities in Owensboro and Henderson, Kentucky and Bryan-College Station and Denton, Texas.

     TXCN's cable news operations are conducted from a fully-equipped digital television facility located in downtown Dallas. NWCN conducts its regional cable news operations from the KING facility.

     The Company's corporate operations, several departments of The Dallas Morning News, certain broadcast administrative functions and Belo Interactive have offices located in downtown Dallas in office buildings owned by the Company.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the heading "Market Data" and "Note 9:
Common and Preferred Stock" contained in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the heading "Selected Financial Data" contained in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information set forth under the heading "Market Risks" contained in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the headings "Consolidated Statements of Earnings", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," together with the "Report of Independent Auditors" contained in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders," "Executive Officers of the Company," "Election of Directors" and "Executive Compensation and Other Matters" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 2000, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation and Other Matters" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 2000, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 2000, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 2000, is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements referenced in Item 8 are incorporated herein by reference to the 1999 Annual Report to Shareholders, a portion of which is filed as Exhibit 13 to this Form 10-K.

     (2) The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the 1999 Annual Report to Shareholders.

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

         3.8 Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988

         3.9 Amended and Restated Bylaws of the Company, effective February 10, 2000

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
4.1        Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.9 above.

4.2       *Specimen Form of Certificate representing shares of the Company's
           Series A Common Stock (Exhibit 4.2 to the Company's Annual Report on
           Form 10-K dated March 18, 1998 (the "1997 Form 10-K"))

4.3       *Specimen Form of Certificate representing shares of the Company's
           Series B Common Stock (Exhibit 4.3 to the 1997 Form 10-K)

4.4 Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation

4.5       *Supplement No. 1 to Amended and Restated Rights Agreement between the
           Company and The First National Bank of Boston dated as of November
           11, 1996 (Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

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

         10.1   Financing agreements:

                (1)    *Amended and Restated Credit Agreement (Five-year
                        $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America
                        National Trust and Savings Association and Bank of
                        Tokyo-Mitsubishi, Ltd., as Co-Syndication Agents, and
                        NationsBank, as Documentation Agent) (Exhibit 10.2(1) to the 3rd Quarter 1997 Form 10-Q)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

   10.2  Compensatory plans:

         ~(1)     A. H. Belo Corporation Employee Savings and Investment Plan:
              *   (a) A. H. Belo Corporation Employee Savings and Investment Plan Amended and Restated
                      January 1, 1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)
              *   (b) First Amendment to A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit
                      10.3(1)(b) to the Company's Annual Report on Form 10-K dated March 17, 1999 (the "1998
                      Form 10-K"))
              *   (c) Second Amendment to A. H. Belo Corporation Employee Savings and Investment Plan
                      (Exhibit 10.3(1)(c) to the 1998 Form 10-K)
              *   (d) Third Amendment to A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit
                      10.3(1)(d) to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                      1999)
                  (e) Fourth Amendment to A. H. Belo Corporation Employee Savings and Investment Plan
              *   (f) Restated Master Trust Agreement between the Company and Fidelity Management Trust
                      Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form
                      10-K)

         ~(2)     The A. H. Belo Corporation 1986 Long-Term Incentive Plan:
              *   (a) The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3(2) to the Company's Annual Report on
                      Form 10-K dated March 10, 1997 (the "1996 Form 10-K"))
              *   (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the 1997 Form 10-K)
                  (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
              *   (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd
                      Quarter 1998 Form 10-Q)

         ~(3) *   A. H. Belo Corporation 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
              *   (a) Amendment to A. H. Belo Corporation 1995 Executive Compensation Plan, dated July 21,
                      1998 (Exhibit 10.3 (3)(a) to the 2nd Quarter 1998 Form 10-Q)
                  (b) Amendment to A. H. Belo Corporation 1995 Executive Compensation Plan, dated
                      December 16, 1999

         ~(4) *   Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
                  (a)Amendment to Management Security Plan of A. H. Belo Corporation and Affiliated
                     Companies (as Restated Effective January 1, 1982)

         ~(5)     Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2000

   12   Ratio of Earnings to Fixed Charges

   13   Portions of the 1999 Annual Report to Shareholders (Items 5, 6, 7, 7A, and 8)

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


                                       A. H. BELO CORPORATION


                                       By: /s/ ROBERT W. DECHERD
                                          ------------------------------------
                                           Robert W. Decherd
                                           Chairman of the Board, President
                                              & Chief Executive Officer

                                       Dated:  March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----
/s/ ROBERT W. DECHERD                             Chairman of the Board, President         March 15, 2000
------------------------------------              & Chief Executive Officer
Robert W. Decherd


/s/ WARD L. HUEY, JR.                             Vice Chairman of the                     March 15, 2000
------------------------------------              Board and President/
Ward L. Huey, Jr.                                 Broadcast Division

/s/ BURL OSBORNE                                  Director, President/Publishing           March 15, 2000
------------------------------------              Division and Publisher/
Burl Osborne                                      The Dallas Morning News


/s/ JOHN W. BASSETT, JR.                          Director                                 March 15, 2000
------------------------------------
John W. Bassett, Jr.

/s/ HENRY P. BECTON, JR.                          Director                                 March 15, 2000
------------------------------------
Henry P. Becton, Jr.

/s/ JUDITH L. CRAVEN, M.D., M.P.H.                Director                                 March 15, 2000
------------------------------------
Judith L. Craven, M.D., M.P.H.

/s/ ROGER A. ENRICO
------------------------------------              Director                                 March 15, 2000
Roger A. Enrico

/s/ STEPHEN HAMBLETT                              Director                                 March 15, 2000
------------------------------------
Stephen Hamblett

/s/  DEALEY D. HERNDON                            Director                                 March 15, 2000
------------------------------------
Dealey D. Herndon

/s/ LAURENCE E. HIRSCH                            Director                                 March 15, 2000
------------------------------------
Laurence E. Hirsch

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----
/s/  ARTURO MADRID, PH.D.                         Director                                 March 15, 2000
------------------------------------
Arturo Madrid, Ph.D.

/s/ JAMES M. MORONEY, JR.                         Director and Former                      March 15, 2000
------------------------------------              Chairman of the Board
James M. Moroney, Jr.

/s/  HUGH G. ROBINSON                             Director                                 March 15, 2000
------------------------------------
Hugh G. Robinson

/s/ WILLIAM T. SOLOMON                            Director                                 March 15, 2000
------------------------------------
William T. Solomon

/s/   J. MCDONALD WILLIAMS                        Director                                 March 15, 2000
------------------------------------
J. McDonald Williams

/s/  DUNIA A. SHIVE                               Senior Vice President/                   March 15, 2000
------------------------------------              Chief Financial Officer
Dunia A. Shive

                               INDEX TO EXHIBITS

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

         3.7    Amended Certificate of Designation of Series A Junior
                Participating Preferred Stock of the Company dated May 4, 1988

         3.8    Certificate of Designation of Series B Common Stock of the
                Company dated May 4, 1988

         3.9    Amended and Restated Bylaws of the Company, effective February
                10, 2000

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
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

         10.1   Financing agreements:

                (1)    *Amended and Restated Credit Agreement (Five-year
                        $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America
                        National Trust and Savings Association and Bank of
                        Tokyo-Mitsubishi, Ltd., as Co-Syndication Agents, and
                        NationsBank, as Documentation Agent) (Exhibit 10.2(1) to the 3rd Quarter 1997 Form 10-Q)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

   10.2  Compensatory plans:

          (1)     A. H. Belo Corporation Employee Savings and Investment Plan:
              *   (a) A. H. Belo Corporation Employee Savings and Investment Plan Amended and Restated
                      January 1, 1998 (Exhibit 10.3(1)(a) to the 1997 Form 10-K)
              *   (b) First Amendment to A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit
                      10.3(1)(b) to the Company's Annual Report on Form 10-K dated March 17, 1999 (the "1998
                      Form 10-K"))
              *   (c) Second Amendment to A. H. Belo Corporation Employee Savings and Investment Plan
                      (Exhibit 10.3(1)(c) to the 1998 Form 10-K)
              *   (d) Third Amendment to A. H. Belo Corporation Employee Savings and Investment Plan (Exhibit
                      10.3(1)(d) to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                      1999)
                  (e) Fourth Amendment to A. H. Belo Corporation Employee Savings and Investment Plan
              *   (f) Restated Master Trust Agreement between the Company and Fidelity Management Trust
                      Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form
                      10-K)

          (2)     The A. H. Belo Corporation 1986 Long-Term Incentive Plan:
              *   (a) The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3(2) to the Company's Annual Report on Form
                      10-K dated March 10, 1997 (the "1996 Form 10-K"))
              *   (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the 1997 Form 10-K)
                  (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
              *   (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd
                      Quarter 1998 Form 10-Q)

          (3) *   A. H. Belo Corporation 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
              *   (a) Amendment to A. H. Belo Corporation 1995 Executive Compensation Plan, dated July 21,
                      1998 (Exhibit 10.3 (3)(a) to the 2nd Quarter 1998 Form 10-Q)
                  (b) Amendment to A. H. Belo Corporation 1995 Executive Compensation Plan, dated
                      December 16, 1999

          (4) *   Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
                  (a)Amendment to Management Security Plan of A. H. Belo Corporation and Affiliated
                     Companies (as Restated Effective January 1, 1982)

          (5)     Belo Supplemental Executive Retirement Plan As Amended and Restated Effective
                  January 1, 2000

   12   Ratio of Earnings to Fixed Charges

   13   Portions of the 1999 Annual Report to Shareholders (Items 5, 6, 7, 7A, and 8)

   21   Subsidiaries of the Company

   23   Consent of Ernst & Young  LLP

   27   Financial Data Schedule

* Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the company with the Securities and Exchange Commission, as indicated.