Form 10-Q
period 2000-03-31
BELO A H CORP
filed 2000-05-09
CIK 356080

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                              OUTSTANDING AT APRIL 30, 2000
               -----                              -----------------------------

     Common Stock, $1.67 par value                         118,869,671*

* Consisting of 99,846,701 shares of Series A Common Stock and 19,022,970 shares of Series B Common Stock.


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

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                               Three months ended March 31,
                                                               ----------------------------
In thousands, except per share amounts (unaudited)                2000              1999
                                                               ---------         ----------
NET OPERATING REVENUES
     Broadcast                                                 $ 152,975         $ 131,255
     Newspaper publishing                                        206,117           191,344
     Interactive media                                             2,187             1,259
     Other                                                         3,219             2,762
                                                               ---------         ---------

         Total net operating revenues                            364,498           326,620

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                       130,439           115,761
     Other production, distribution and operating costs           90,886            79,496
     Newsprint, ink and other supplies                            38,616            41,150
     Depreciation                                                 24,399            22,277
     Amortization                                                 20,920            18,695
                                                               ---------         ---------

         Total operating costs and expenses                      305,260           277,379
                                                               ---------         ---------

              Earnings from operations                            59,238            49,241

OTHER INCOME AND EXPENSE
     Interest expense                                            (31,480)          (26,570)
     Other, net                                                      648             1,217
                                                               ---------         ---------

         Total other income and expense                          (30,832)          (25,353)

EARNINGS
     Earnings before income taxes                                 28,406            23,888
     Income taxes                                                 13,013            11,298
                                                               ---------         ---------
         Net earnings                                          $  15,393         $  12,590
                                                               =========         =========

NET EARNINGS PER SHARE
     Basic                                                     $     .13         $     .11
     Diluted                                                   $     .13         $     .11

AVERAGE SHARES OUTSTANDING
     Basic                                                       118,715           118,331
     Diluted                                                     119,032           119,016

DIVIDENDS PER SHARE                                            $     .07         $     .06
                                                               ---------         ---------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

                                                                                         March 31,        December 31,
Dollars in thousands  (Current year unaudited)                                             2000              1999
                                                                                        ----------        -----------
ASSETS

Current assets:
     Cash and temporary cash investments                                                $   24,922        $   45,593
     Accounts receivable, net                                                              228,596           245,949
     Other current assets                                                                   49,254            60,416
                                                                                        ----------        ----------
         Total current assets                                                              302,772           351,958

Property, plant and equipment, net                                                         661,556           655,002
Intangible assets, net                                                                   2,857,333         2,853,192
Other assets                                                                               129,258           116,112
                                                                                        ----------        ----------
         Total assets                                                                   $3,950,919        $3,976,264
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $   43,550        $   69,891
     Accrued expenses                                                                      106,227           109,324
     Other current liabilities                                                              55,359            80,623
                                                                                        ----------        ----------
         Total current liabilities                                                         205,136           259,838

Long-term debt                                                                           1,870,485         1,849,490
Deferred income taxes                                                                      419,165           422,465
Other liabilities                                                                           56,663            54,634

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized 450,000,000 shares
         Series A:  Issued 99,844,153 shares at March 31, 2000
          and 99,515,495 shares at December 31, 1999                                       166,740           166,191
         Series B:  Issued 18,986,216 shares at March 31, 2000
          and 19,142,616 shares at December 31, 1999                                        31,707            31,968
      Additional paid-in capital                                                           887,784           885,522
      Retained earnings                                                                    313,239           306,156
                                                                                        ----------        ----------

          Total shareholders' equity                                                     1,399,470         1,389,837
                                                                                        ----------        ----------

              Total liabilities and shareholders' equity                                $3,950,919        $3,976,264
                                                                                        ==========        ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                     Three months ended March 31,
                                                                     ----------------------------
In thousands  (unaudited)                                               2000               1999
                                                                     --------            --------
OPERATIONS
     Net earnings                                                    $ 15,393            $ 12,590
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                            45,319              40,972
              Deferred income taxes                                       610                  24
              Non cash expenses                                         3,704               4,165
              Other, net                                               (5,025)             (1,266)
              Net change in current assets and liabilities:
                  Accounts receivable                                  17,010              24,849
                  Other current assets                                  7,614                (573)
                  Accounts payable                                    (19,684)            (19,399)
                  Accrued expenses                                     (7,234)             (8,968)
                  Other current liabilities                           (24,169)             19,708
                                                                     --------            --------

         Net cash provided by operations                               33,538              72,102

INVESTMENTS
     Capital expenditures                                             (30,889)            (26,529)
     Acquisitions                                                     (16,100)                 --
     Investments in Interactive media                                 (12,573)                 --
     Other, net                                                          (902)                (79)
                                                                     --------            --------

         Net cash used for investments                                (60,464)            (26,608)

FINANCING
     Purchase of treasury shares                                           --             (21,793)
     Net borrowings (payments) on debt                                 14,338             (16,801)
     Payment of dividends on stock                                     (8,310)             (7,103)
     Net proceeds from exercise of stock options                          227                 512
                                                                     --------            --------

         Net cash provided by (used for) financing                      6,255             (45,185)

Net increase (decrease) in cash and temporary cash investments        (20,671)                309

Cash and temporary cash investments at beginning of period             45,593              19,451
                                                                     --------            --------

Cash and temporary cash investments at end of period                 $ 24,922            $ 19,760
                                                                     ========            ========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                       $ 25,570            $ 17,884
     Income taxes paid, net of refunds                               $ 45,104            $   (193)
                                                                     --------            --------

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(1) The accompanying unaudited consolidated condensed financial statements of A. H. Belo Corporation and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         Certain amounts for the prior period have been reclassified to conform to the current year presentation, including the reclassification of prior year data to reflect segment operations of the Interactive media segment.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in thousands):


         Three months ended March 31,                                   2000                     1999
                                                                      --------                 ---------
         Weighted average shares for basic earnings per share          118,715                   118,331
         Effect of employee stock options                                  317                       685
                                                                      --------                 ---------
         Weighted average shares for diluted earnings per share        119,032                   119,016
                                                                      --------                 ---------

(3) Net operating revenues, earnings from operations, depreciation and amortization and operating cash flow by industry segment are shown below (in thousands):

Three months ended March 31,                        2000         1999
                                                  ---------    ---------
NET OPERATING REVENUES
     Broadcast                                    $ 152,975    $ 131,255
     Newspaper publishing                           206,117      191,344
     Interactive media                                2,187        1,259
     Other                                            3,219        2,762
                                                  ---------    ---------
         Total net operating revenues             $ 364,498    $ 326,620
                                                  =========    =========

EARNINGS FROM OPERATIONS
     Broadcast                                    $  31,653    $  21,479
     Newspaper publishing                            43,729       38,881
     Interactive media                               (3,545)      (1,244)
     Other                                           (1,508)      (1,718)
     Corporate expenses                             (11,091)      (8,157)
                                                  ---------    ---------
         Total earnings from operations           $  59,238    $  49,241
                                                  =========    =========

DEPRECIATION AND AMORTIZATION
     Broadcast                                    $  27,991    $  24,525
     Newspaper publishing                            15,255       14,848
     Interactive media                                  237          101
     Other                                              817          665
     Corporate                                        1,019          833
                                                  ---------    ---------
         Total depreciation and amortization      $  45,319    $  40,972
                                                  =========    =========

OPERATING CASH FLOW
     Broadcast                                    $  59,644    $  46,004
     Newspaper publishing                            58,984       53,729
     Interactive media                               (3,308)      (1,143)
     Other                                             (691)      (1,053)
     Corporate                                      (10,072)      (7,324)
                                                  ---------    ---------
         Total operating cash flow                $ 104,557    $  90,213
                                                  =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     The Company is an owner and operator of 18 television stations and publisher of seven daily newspapers. The following table sets forth the Company's major media assets by segment as of March 31, 2000:


-------------------------------------------------------------------------------------------------------------------------
Television Broadcasting
-------------------------------------------------------------------------------------------------------------------------
                                                                 Network
          Market                Market Rank(a)      Station     Affiliation       Status               Acquired
---------------------------- ------------------- ------------- ------------- --------------- ----------------------------
Dallas/Fort Worth                    7               WFAA          ABC           Owned               March 1950
Houston                              11              KHOU          CBS           Owned              February 1984
Seattle/Tacoma                       12              KING          NBC           Owned              February 1997
Seattle/Tacoma                       12              KONG          IND           Owned(c)            March 2000(c)
Phoenix                              17              KTVK          IND           Owned              November 1999
Phoenix                              17              KASW           WB           Owned(c)            March 2000(c)
St. Louis                            21              KMOV          CBS           Owned                June 1997
Portland                             23              KGW           NBC           Owned              February 1997
Charlotte                            28              WCNC          NBC           Owned              February 1997
San Antonio                          37              KENS          CBS           Owned              October 1997
New Orleans                          41              WWL           CBS           Owned                June 1994
Hampton/Norfolk                      42              WVEC          ABC           Owned              February 1984
Louisville                           48              WHAS          ABC           Owned              February 1997
Tulsa                                58              KOTV          CBS           Owned              February 1984
Austin                               61              KVUE          ABC           Owned                June 1999
Tucson                               72              KMSB          FOX           Owned              February 1997
Tucson                               72              KTTU          UPN            LMA               February 1997
Spokane                              78              KREM          CBS           Owned              February 1997
Spokane(b)                           78              KSKN         UPN/WB          LMA               February 1997
Boise                               125              KTVB          NBC           Owned              February 1997
---------------------------- ------------------- ------------- ------------- --------------- ----------------------------

---------------------------------------- ----------------------------- ----------------- ---------------- ---------------
Newspaper Publishing
---------------------------------------- ----------------------------- ----------------- ---------------- ---------------

                                                                                              Daily           Sunday
               Newspaper                           Location                Acquired      Circulation(e)   Circulation(e)
---------------------------------------- ----------------------------- ----------------- ---------------- ---------------
The Dallas Morning News
("TDMN")                                          Dallas, TX                 (d)             523,099         783,944
The Providence Journal ("PJ")                   Providence, RI          February 1997        166,888         237,629
The Press-Enterprise ("PE")                     Riverside, CA             July 1997          173,132         180,008
Messenger-Inquirer                              Owensboro, KY            January 1996         31,917          34,824
The Eagle                                 Bryan-College Station, TX     December 1995         24,620          28,633
Denton Record-Chronicle                           Denton, TX              June 1999           15,967          18,808
The Gleaner                                     Henderson, KY             March 1997          11,109          13,044
---------------------------------------- ----------------------------- ----------------- ---------------- ---------------

----------------------------------- -------------------------------------------------------------------------------------
Other
----------------------------------- -------------------------------------------------------------------------------------
             Company                                                    Description
----------------------------------- -------------------------------------------------------------------------------------
Northwest Cable News ("NWCN")       Cable news network
                                    offering regional news distributed to
                                    approximately 2 million homes in the Pacific
                                    Northwest

Texas Cable News ("TXCN")           Cable news network offering regional news in Texas beginning January 1, 1999
----------------------------------- -------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 1999 Nielsen estimates.

(b) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(c) Belo acquired KONG-TV and KASW-TV, previously operated as LMAs, on March 1, 2000 for $16,100 in cash.

(d) The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(e) Average paid circulation for the six months ended March 31, 2000, according to the Audit Bureau of Circulation's FAS-FAX report, except for The Providence Journal and The Gleaner, for which circulation data is for the six months ended September 30, 1999; and except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 1999 (unaudited).

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

The Company recorded net earnings for the first quarter of 2000 of $15,393 (13 cents per share) compared with $12,590 (11 cents per share) for the first quarter of 1999. First quarter 2000 net earnings were higher than the comparable 1999 quarter due to higher revenues that were partially offset by higher operating costs, primarily for salaries, wages and employee benefits.

Depreciation and amortization expense for the first quarter of 2000 ($45,319) was 10.6 percent higher than the first quarter of 1999 ($40,972), due to prior year capital expenditures and the acquisitions of KVUE-TV, the Denton Record-Chronicle, and KTVK-TV and KASW-TV, offset somewhat by the dispositions of KXTV, KASA-TV, KHNL-TV and KFVE-TV.

Interest expense for the first quarter of 2000 ($31,480) was 18.5 percent higher than the first quarter of 1999 ($26,570), reflecting higher borrowings due to acquisitions and higher weighted average interest rates.

The effective tax rate for the first quarter of 2000 was 45.8 percent, compared with 47.3 percent for the first quarter of 1999.

Segment Results of Operations

To enhance comparability of the Company's results of operations for the quarters ended March 31, 2000 and 1999, certain information below is presented on an "as adjusted" basis and includes the acquisitions of KVUE-TV, the Denton Record-Chronicle, KTVK-TV and KASW-TV and the dispositions of KXTV, KASA-TV, KHNL-TV and KFVE-TV as though each had occurred at the beginning of the respective periods presented. Additionally, the prior year segments have been restated to reflect the reclassification of Belo's interactive businesses to the Interactive media operating segment.

                                                      As Reported                           As Adjusted
                                                    (in thousands)                         (in thousands)
                                             Three months ended March 31,           Three months ended March 31,
                                         ---------------------------------      ---------------------------------
                                            2000         1999       % Chg.         2000         1999       % Chg.
                                         ----------   ----------    ------      ----------   ----------   -------
Net operating revenues
     Broadcast                           $  152,975   $  131,255      16.5%     $  152,975   $  140,815      8.6%
     Newspaper publishing                   206,117      191,344       7.7%        206,117      194,060      6.2%
     Interactive media                        2,187        1,259      73.7%          2,187        1,495     46.3%
     Other                                    3,219        2,762      16.5%          3,219        2,762     16.5%
                                          ---------   ----------                ----------   ----------
          Segment revenues               $  364,498   $  326,620      11.6%     $  364,498   $  339,132      7.5%
                                         ==========   ==========                ==========   ==========
Operating cash flow
     Broadcast                           $   59,644   $   46,004      29.6%     $   59,644   $   50,630     17.8%
     Newspaper publishing                    58,984       53,729       9.8%         58,984       53,794      9.6%
     Interactive media                       (3,308)      (1,143)   (189.4)%        (3,308)      (1,034)  (219.9)%
     Other                                     (691)      (1,053)     34.4%           (691)      (1,053)    34.4%
                                         -----------  -----------               -----------  ----------
          Segment operating cash flow    $  114,629   $   97,537      17.5%     $  114,629   $  102,337     12.0%
                                         ==========   ==========                ==========   ==========


The discussion that follows compares segment operations on an "as adjusted" basis only.

Broadcast Division

Broadcast revenues for the first quarter of 2000 were $152,975, an increase of
8.6 percent compared with first quarter 1999 revenues of $140,815. Advertising revenues in 2000 were favorably impacted by the broadcast of the Super Bowl on Belo's four ABC television stations, political revenues of just over $4 million and .com advertising of about $4 million. The strongest revenue performance was recorded at the Company's large-market stations in Dallas/Fort Worth, Seattle/Tacoma and Houston. Other stations reporting strong revenue growth were in the Phoenix, St. Louis, Portland, Charlotte, San Antonio and Austin markets.

Broadcast operating cash flow margins improved to 39 percent in the first quarter of 2000 from 36 percent in the first quarter of 1999. Broadcast operating cash flow increased 17.8 percent, from $50,630 in the first quarter of 1999 to $59,644 in the first quarter of 2000. Cash operating expenses were up
3.5 percent, primarily due to higher salaries, wages and benefits.

Newspaper Publishing Division

Newspaper publishing revenues increased 6.2 percent in the first quarter of 2000 to $206,117 as compared to the prior year period of $194,060. The Dallas Morning News reported an increase in total revenues of approximately 4 percent from the first quarter of 1999. General advertising revenues increased approximately 31 percent due to strength in the telecommunications, technology and financial services categories. Retail advertising revenue was approximately 4.7 percent less in the first quarter of 2000 as compared with the first quarter of 1999, due primarily to lower spending by large department stores. Classified revenues were relatively flat compared to the prior year. Improvement in classified employment linage, which began in the fourth quarter of 1999, accelerated in the first quarter of 2000, finishing the quarter down slightly from the first quarter of 1999.

The Providence Journal reported an increase in first quarter 2000 revenues of approximately 6 percent and an increase in operating cash flow of more than 18 percent as compared to the prior year period. Full-run retail, classified and general revenues were all higher than first quarter 1999.

The Press-Enterprise reported an increase in revenues of 19.4 percent and an increase in cash flow of approximately 75 percent during the first quarter of 2000 as compared with the first quarter of 1999. Revenues improved in all major advertising categories with the most significant improvement in classified advertising.

Newspaper publishing operating cash flow margins during the first quarters of 2000 and 1999 were 28.6 percent and 27.7 percent, respectively. Newspaper publishing operating cash flow increased 9.6 percent during the first quarter of 2000 as compared to the first quarter of 1999. Cash operating expenses were up approximately 4.9 percent. Higher expenses related to incentive-based compensation, revenue-enhancing initiatives, promotion and distribution were partially offset by lower newsprint expense, primarily due to lower prices. Newsprint prices are, however, expected to be higher for the remainder of the year due to the effect of industry-wide price increases implemented April 1, 2000.

Interactive Media

Interactive media revenues increased 46.3 percent, from $1,495 in the first quarter of 1999 to $2,187 in the first quarter of 2000, reflecting the Company's increased focus on the new segment and the addition of a dedicated management team in mid-1999. The Interactive media segment reported operating cash flow deficits of $3,308 and $1,034 in the first quarters of 2000 and 1999, respectively, reflecting increased staffing and levels of operations.

Other

Other revenues consist of Belo's regional cable news operations, NWCN and TXCN. Other revenues increased from $2,762 in the first quarter of 1999 to $3,219 in the first quarter of 2000, an improvement of 16.5 percent, reflecting increased revenue at both NWCN and TXCN. Cash expenses increased only 2.5 percent, resulting in a 34.4 percent decrease in cash operating losses. NWCN's positive cash flow in the first quarter of 2000 was more than offset by continued TXCN start-up losses.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first quarter of 2000, net cash provided by operations was $33,538, compared with $72,102 for the same period in 1999. Tax payments in the first quarter of 2000 included $35,600 for taxes due on the sale of the Company's interest in Falcon Communications in the fourth quarter of 1999. Total debt increased $14,338 from December 31, 1999 to March 31, 2000 due primarily to cash payments of $16,100 for the KONG-TV and KASW-TV acquisitions.

At March 31, 2000, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6 7/8 percent Senior Notes due 2002; $300,000 of 7 1/8 percent Senior Notes due 2007; $200,000 of 7 3/4 percent Senior Debentures due 2027; and $250,000 of 7 1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At March 31, 2000, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $819,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $45,000 of short-term unsecured notes outstanding at March 31, 2000. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2000, the Company was in compliance with all debt covenant requirements.

The Company paid first quarter 2000 dividends of $8,310 or 7 cents per share on Series A and Series B common stock outstanding, compared with $7,103 or 6 cents per share in the first quarter of 1999.

First quarter 2000 capital expenditures were $30,889. Approximately $14,500 of this amount represents payments on a new press at TDMN. Substantially all of the remaining expenditures were for broadcast equipment purchases including those for the conversion to digital television, and other publishing equipment purchases.

Also during the first three months of 2000, Belo Interactive made additional investments totaling $12,573 in certain companies that provide solutions for strategy implementation. These investments were funded by cash provided by operations.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's future financings, as well as any other statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, cash flows or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects; other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K and in the Company's periodic press releases.

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


       EXHIBIT
       NUMBER             DESCRIPTION
       -------            -----------
        3.1 *  Certificate of Incorporation of the Company (Exhibit 3.1 to the
               Company's Amended Annual Report on Form 10-K dated March 15, 2000
               (the "1999 Form 10-K"))

        3.2 *  Certificate of Correction to Certificate of Incorporation dated
               May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

        3.3 *  Certificate of Designation of Series A Junior Participating
               Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

        3.4 *  Certificate of Amendment of Certificate of Incorporation of the
               Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

       EXHIBIT
       NUMBER             DESCRIPTION
       -------            -----------
         3.5  *   Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 3, 1995 (Exhibit 3.5 to the "1999 Form
                  10-K")

         3.6  *   Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 15, 1998 (Exhibit 3.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1998 (the "2nd Quarter 1998 Form 10-Q"))

         3.7  *   Amended Certificate of Designation of Series A Junior
                  Participating Preferred Stock of the Company dated May 4, 1988
                  (Exhibit 3.7 to the 1999 Form 10-K)

         3.8  *   Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

         3.9  *   Amended and Restated Bylaws of the Company, effective February
                  10, 2000 (Exhibit 3.9 to the 1999 Form 10-K)

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

         4.3  *   Specimen Form of Certificate representing shares of the
                  Company's Series B Common Stock (Exhibit 4.3 to the 1997 Form
                  10-K)

         4.4  *   Amended and Restated Form of Rights Agreement as of February
                  28, 1996 between the Company and Chemical Mellon Shareholder
                  Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

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

                  (2) *  (a) $200 million 6-7/8% Senior Note due 2002 (Exhibit
                             4.6 (2)(a) to the 2nd Quarter 1997 Form 10-Q)

                      *  (b) $50 million 6-7/8% Senior Note due 2002 (Exhibit
                             4.6 (2)(b) to the 2nd Quarter 1997 Form 10-Q)

                  (3) *  (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                             4.6 (3)(a) to the 2nd Quarter 1997 Form 10-Q)

                      *  (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit
                             4.6 (3)(b) to the 2nd Quarter 1997 Form 10-Q)

       EXHIBIT
       NUMBER             DESCRIPTION
       -------            -----------

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

        10.1      Financing agreements:

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

        10.2     Compensatory plans:

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

                      * (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.3 (2)(b) to the 1997 Form 10-K)

                      * (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

                      * (d) Amendment No. 8 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form
                            10-Q)

       EXHIBIT
       NUMBER             DESCRIPTION
       -------            -----------
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

                      * (a) Amendment to 1995 Executive Compensation Plan, dated
                            July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter
                            1998 Form 10-Q)

                 ~(4)    A. H. Belo Corporation Supplemental Executive
                         Retirement Plan:

                      * Belo Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2000 (Exhibit 10.2(5) to the 1999 form 10-K)

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


                                              A. H. BELO CORPORATION



May 9, 2000                                 By:  /s/ DUNIA A. SHIVE
                                                 ------------------------------
                                                 Dunia A. Shive
                                                 Senior Vice President/
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


                                                                                                                         SEQUENTIAL
         EXHIBIT                                                                                                            PAGE
         NUMBER                     DESCRIPTION                                                                            NUMBER
         -------                    -----------                                                                          ----------

         3.1   *  Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's Amended
                  Annual Report on Form 10-K dated March 15, 2000 (the "1999 Form 10-K"))                                    N/A

         3.2   *  Certificate of Correction to Certificate of Incorporation dated May 13, 1987
                  (Exhibit 3.2 to the 1999 Form 10-K)                                                                        N/A

         3.3   *  Certificate of Designation of Series A Junior Participating Preferred Stock of
                  the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)                                       N/A

         3.4   *  Certificate of Amendment of Certificate of Incorporation of the Company
                  dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)                                                      N/A

         3.5   *  Certificate of Amendment of Certificate of Incorporation of the Company
                  dated May 3, 1995 (Exhibit 3.5 to the "1999 Form 10-K")                                                    N/A

         3.6   *  Certificate of Amendment of Certificate of Incorporation of the Company dated
                  May 15, 1998 (Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for
                  the quarterly period ended June 30, 1998 (the "2nd Quarter 1998 Form 10-Q"))                               N/A

         3.7   *  Amended Certificate of Designation of Series A Junior Participating Preferred
                  Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)                                 N/A

         3.8   *  Certificate of Designation of Series B Common Stock of the Company dated
                  May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)                                                            N/A

         3.9   *  Amended and Restated Bylaws of the Company, effective February 10, 2000
                  (Exhibit 3.9 to the 1999 Form 10-K)                                                                        N/A

         4.1      Certain rights of the holders of the Company's Common Stock are set forth in
                  Exhibits 3.1-3.9 above                                                                                     N/A

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

         4.3   *  Specimen Form of Certificate representing shares of the Company's Series B
                  Common Stock  (Exhibit 4.3 to the 1997 Form 10-K)                                                          N/A

         4.4   *  Amended and Restated Form of Rights Agreement as of February 28, 1996
                  between the Company and Chemical Mellon Shareholder Services, L.L.C., a
                  New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)                                           N/A

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

        10.1      Financing agreements:

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


        10.2      Compensatory plans:

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

                      *  (b)   Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3 (2)(b)
                               to the 1997 Form 10-K)                                                                        N/A

                      *  (c)   Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c)
                               to the 1999 Form 10-K)                                                                        N/A

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

                      *    (a) Amendment to 1995 Executive Compensation Plan, dated
                               July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)                          N/A

                 ~(4)      A. H. Belo Corporation Supplemental Executive Retirement Plan:
                      *    Belo Supplemental Executive Retirement Plan as Amended and
                           Restated Effective January 1, 2000 (Exhibit 10.2(5) to the 1999 form 10-K)                        N/A

         12   Ratio of Earnings to Fixed Charges

         27   Financial Data Schedule

     (b) Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.