Form 10-Q
period 2000-06-30
BELO A H CORP
filed 2000-08-11
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2000

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

                                  YES  X    NO
                                      ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                         CLASS                                            OUTSTANDING AT JULY 31, 2000
                         -----                                            ----------------------------
             Common Stock, $1.67 par value                                        *117,731,487

     * Consisting of 99,082,172 shares of Series A Common Stock and 18,649,315 shares of Series B Common Stock.

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

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                             Three months ended         Six months ended
                                                                  June 30,                  June 30,
                                                          ---------------------     ----------------------
In thousands, except per share amounts
(unaudited)                                                  2000        1999          2000         1999
--------------------------------------                    ---------    ---------    ---------    ---------
NET OPERATING REVENUES
     Broadcast                                            $ 183,800    $ 157,885    $ 336,775    $ 289,140
     Newspaper publishing                                   223,374      204,708      429,491      396,052
     Interactive media                                        2,565        1,448        4,752        2,707
     Other                                                    3,489        2,861        6,708        5,623
     Intercompany elimination                                  (990)          --         (990)          --
                                                          ---------    ---------    ---------    ---------

         Total net operating revenues                       412,238      366,902      776,736      693,522

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                  133,789      118,217      264,228      233,978
     Other production, distribution and operating costs     100,355       85,396      191,241      164,892
     Newsprint, ink and other supplies                       40,766       40,672       79,382       81,822
     Depreciation                                            24,680       22,353       49,079       44,630
     Amortization                                            21,143       18,864       42,063       37,559
                                                          ---------    ---------    ---------    ---------

         Total operating costs and expenses                 320,733      285,502      625,993      562,881
                                                          ---------    ---------    ---------    ---------

              Earnings from operations                       91,505       81,400      150,743      130,641

OTHER INCOME AND EXPENSE
     Interest expense                                       (33,296)     (26,282)     (64,776)     (52,852)
     Gain on sale of KXTV                                        --       50,312           --       50,312
     Other, net                                               1,080        1,587        1,728        2,804
                                                          ---------    ---------    ---------    ---------

         Total other income and expense                     (32,216)      25,617      (63,048)         264

EARNINGS
     Earnings before income taxes                            59,289      107,017       87,695      130,905
     Income taxes                                            27,030       27,254       40,043       38,552
                                                          ---------    ---------    ---------    ---------

         Net earnings                                     $  32,259    $  79,763    $  47,652    $  92,353
                                                          =========    =========    =========    =========


NET EARNINGS PER SHARE
     Basic                                                $     .27    $     .68    $     .40    $     .78
     Diluted                                              $     .27    $     .67    $     .40    $     .78

AVERAGE SHARES OUTSTANDING
     Basic                                                  118,762      118,108      118,738      118,210
     Diluted                                                119,147      119,289      119,089      119,143

CASH DIVIDENDS DECLARED PER SHARE                         $     .07    $     .06    $     .14    $     .12

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries


In thousands, except share and per share data                             June 30,                 December 31,
(Current year unaudited)                                                    2000                      1999
---------------------------------------------                            ----------                -----------
ASSETS

Current assets:
     Cash and temporary cash investments                                 $    28,869               $    45,593
     Accounts receivable, net                                                265,469                   245,949
     Other current assets                                                     52,191                    60,416
                                                                         -----------               -----------
         Total current assets                                                346,529                   351,958

Property, plant and equipment, net                                           655,615                   655,002
Intangible assets, net                                                     2,836,182                 2,853,192
Other assets                                                                 152,219                   116,112
                                                                         -----------               -----------
         Total assets                                                    $ 3,990,545               $ 3,976,264
                                                                         ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $    46,445               $    69,891
     Accrued expenses                                                        108,197                   109,324
     Other current liabilities                                                50,743                    80,623
                                                                         -----------               -----------
         Total current liabilities                                           205,385                   259,838

Long-term debt                                                             1,907,790                 1,849,490
Deferred income taxes                                                        418,073                   422,465
Other liabilities                                                             49,992                    54,634

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 100,349,366 shares at June 30, 2000
          and 99,515,495 shares at December 31, 1999                         167,583                   166,191
         Series B:  Issued 18,630,747 shares at June 30, 2000
          and 19,142,616 shares at December 31, 1999                          31,113                    31,968
      Additional paid-in capital                                             890,011                   885,522
      Retained earnings                                                      337,176                   306,156
                                                                         -----------               -----------
         Total                                                             1,425,883                 1,389,837
         Less cost of 994,100 shares of treasury stock                       (16,578)                      ---
              Total shareholders' equity                                   1,409,305                 1,389,837
                                                                         -----------               -----------

              Total liabilities and shareholders' equity                 $ 3,990,545               $ 3,976,264
                                                                         ===========               ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                Six months ended June 30,
                                                                -------------------------
In thousands
(unaudited)                                                         2000        1999
------------                                                     ---------    ---------
OPERATIONS
     Net earnings                                                $  47,652    $  92,353
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of KXTV                                  --      (48,981)
              Depreciation and amortization                         91,142       82,189
              Deferred income taxes                                   (744)        (605)
              Other, net                                             1,051        6,019
              Net change in current assets and liabilities:
                  Accounts receivable                              (20,074)      (2,304)
                  Other current assets                               5,012          164
                  Accounts payable                                 (16,789)     (16,741)
                  Accrued expenses                                  (5,358)      (4,051)
                  Other current liabilities                        (28,080)       8,261
                                                                 ---------    ---------
         Net cash provided by operations                            73,812      116,304

INVESTING
     Capital expenditures                                          (49,042)     (47,173)
     Acquisitions                                                  (16,100)     (64,151)
     Investments in Interactive media                              (38,283)          --
     Other, net                                                     (1,963)       6,875
                                                                 ---------    ---------
         Net cash used for investing                              (105,388)    (104,449)

FINANCING
     Borrowings for acquisitions                                        --       64,151
     Net borrowings (payments) on debt                              47,343      (33,745)
     Purchase of treasury shares                                   (16,578)     (21,793)
     Payment of dividends on stock                                 (16,632)     (14,190)
     Net proceeds from exercise of stock options                       719        3,766
                                                                 ---------    ---------
         Net cash provided by (used for) financing                  14,852       (1,811)

Net increase (decrease) in cash and temporary cash investments     (16,724)      10,044

Cash and temporary cash investments at beginning of period          45,593       19,451
                                                                 ---------    ---------

Cash and temporary cash investments at end of period             $  28,869    $  29,495
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                   $  68,306    $  53,701
     Income taxes paid, net of refunds                           $  71,639    $  26,282
     KXTV/KVUE asset exchange                                    $      --    $ 112,098

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries
(in thousands)

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation, including the reclassification of prior year data to reflect segment operations of the Interactive media segment.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:

                                               Three months ended  Six months ended
                                                    June 30,           June 30,
                                               ------------------  -----------------
                                                 2000     1999      2000      1999
                                               -------   -------   -------   -------
Weighted average shares for basic earnings
     per share                                 118,762   118,108   118,738   118,210
Effect of employee stock options                   385     1,181       351       933
                                               -------   -------   -------   -------
Weighted average shares for diluted earnings
     per share                                 119,147   119,289   119,089   119,143
                                               =======   =======   =======   =======

(3) On August 4, 2000, the Company filed with the Securities and Exchange Commission to register the additional 10,000 shares of common stock reserved for issuance under the Belo 2000 Executive Compensation Plan, as approved by shareholders at the Company's Annual Meeting held on May 10, 2000.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(4) Net operating revenues, earnings from operations, depreciation and amortization and operating cash flow by industry segment are shown below. The intercompany elimination removes $203, $739, $45 and $3 of revenues for Broadcast, Newspaper publishing, Interactive media and Other, respectively, for advertising provided to affiliates. Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcast and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


                                                  Three months ended       Six months ended
                                                       June 30,               June 30,
                                               ----------------------    ----------------------
In thousands                                     2000         1999          2000         1999
------------                                   ---------    ---------    ---------    ---------
NET OPERATING REVENUES
     Broadcast                                 $ 183,800    $ 157,885    $ 336,775    $ 289,140
     Newspaper publishing                        223,374      204,708      429,491      396,052
     Interactive media                             2,565        1,448        4,752        2,707
     Other                                         3,489        2,861        6,708        5,623
     Intercompany elimination                       (990)          --         (990)          --
                                               ---------    ---------    ---------    ---------
         Total net operating revenues          $ 412,238    $ 366,902    $ 776,736    $ 693,522
                                               =========    =========    =========    =========

EARNINGS FROM OPERATIONS
     Broadcast                                 $  58,480    $  46,866    $  90,133    $  68,345
     Newspaper publishing                         51,096       48,238       94,825       87,119
     Interactive media                            (4,985)      (1,576)      (8,530)      (2,820)
     Other                                        (1,621)      (1,948)      (3,129)      (3,666)
     Corporate expenses                          (11,465)     (10,180)     (22,556)     (18,337)
                                               ---------    ---------    ---------    ---------
         Total earnings from operations        $  91,505    $  81,400    $ 150,743    $ 130,641
                                               =========    =========    =========    =========

DEPRECIATION AND AMORTIZATION
     Broadcast                                 $  28,453    $  24,728    $  56,444    $  49,253
     Newspaper publishing                         15,235       14,848       30,490       29,696
     Interactive media                               234          139          471          240
     Other                                           831          666        1,648        1,331
     Corporate                                     1,070          836        2,089        1,669
                                               ---------    ---------    ---------    ---------
         Total depreciation and amortization   $  45,823    $  41,217    $  91,142    $  82,189
                                               =========    =========    =========    =========

OPERATING CASH FLOW
     Broadcast                                 $  86,933    $  71,594    $ 146,577    $ 117,598
     Newspaper publishing                         66,331       63,086      125,315      116,815
     Interactive media                            (4,751)      (1,437)      (8,059)      (2,580)
     Other                                          (790)      (1,282)      (1,481)      (2,335)
     Corporate                                   (10,395)      (9,344)     (20,467)     (16,668)
                                               ---------    ---------    ---------    ---------
         Total operating cash flow             $ 137,328    $ 122,617    $ 241,885    $ 212,830
                                               =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The Company is the owner and operator of 18 television stations and publisher of seven daily newspapers. The following table sets forth Belo's major media assets by segment as of June 30, 2000:

Television Broadcasting
-----------------------
                                                                  Network
        Market           Market Rank (a)        Station         Affiliation          Status              Acquired
        ------           ---------------        -------         -----------          ------              --------
Dallas/Fort Worth               7                WFAA               ABC              Owned              March 1950
Houston                        11                KHOU               CBS              Owned            February 1984
Seattle/Tacoma                 12                KING               NBC              Owned            February 1997
Seattle/Tacoma                 12                KONG               IND              Owned(b)           March 2000(b)
Phoenix                        17                KTVK               IND              Owned            November 1999
Phoenix                        17                KASW                WB              Owned(b)           March 2000(b)
St. Louis                      21                KMOV               CBS              Owned              June 1997
Portland                       23                 KGW               NBC              Owned            February 1997
Charlotte                      28                WCNC               NBC              Owned            February 1997
San Antonio                    37                KENS               CBS              Owned             October 1997
New Orleans                    41                 WWL               CBS              Owned              June 1994
Hampton/Norfolk                42                WVEC               ABC              Owned            February 1984
Louisville                     48                WHAS               ABC              Owned            February 1997
Tulsa                          58                KOTV               CBS              Owned            February 1984
Austin                         61                KVUE               ABC              Owned              June 1999
Tucson                         72                KMSB               FOX              Owned            February 1997
Tucson                         72                KTTU               UPN               LMA             February 1997
Spokane                        78                KREM               CBS              Owned            February 1997
Spokane                        78                KSKN            UPN/WB(c)            LMA             February 1997
Boise                          125               KTVB               NBC              Owned            February 1997

Newspaper Publishing
--------------------
                                                                                              Daily           Sunday
               Newspaper                           Location                Acquired      Circulation(e)   Circulation(e)
               ---------                           --------                --------      --------------   --------------
The Dallas Morning News ("TDMN")                  Dallas, TX                 (d)             523,099         783,944
The Providence Journal ("PJ")                   Providence, RI          February 1997        162,099         232,634
The Press-Enterprise ("PE")                     Riverside, CA             July 1997          173,132         180,008
Messenger-Inquirer(f)                           Owensboro, KY            January 1996         31,917          34,824
The Eagle(f)                              Bryan-College Station, TX     December 1995         24,620          28,633
Denton Record-Chronicle                           Denton, TX              June 1999           15,967          18,808
The Gleaner(f)                                  Henderson, KY             March 1997          11,349          13,089

Other
-----
               Company                                                    Description
               -------                                                    -----------
Northwest Cable News ("NWCN")           Cable news network offering regional news distributed to approximately 2 million homes in the Pacific Northwest
Texas Cable News ("TXCN")               Cable news network offering regional news in Texas beginning January 1, 1999

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on May 2000 Nielsen estimates.

(b) Belo acquired KONG-TV and KASW-TV, previously operated as LMAs, on March 1, 2000 for $16,100 in cash.

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

(f) On June 27, 2000, the Company announced its intent to sell the Messenger-Inquirer, The Eagle and The Gleaner. See "Liquidity and Capital Resources - Other Matters."

                             RESULTS OF OPERATIONS

Net earnings for the three and six months ended June 30, 2000 were $32,259 (27 cents per share) and $47,652 (40 cents per share), respectively, as compared to $79,763 (67 cents per share) and $92,353 (78 cents per share) for the comparable periods in 1999. The 1999 results included a second quarter net gain of $48,981 on the exchange of KXTV (the ABC affiliate in Sacramento, California) plus certain cash consideration, for KVUE-TV (the ABC affiliate in Austin, Texas). Excluding this gain, net earnings for the second quarter and year-to-date 1999 were $30,782 (26 cents per share) and $43,372 (36 cents per share), respectively. Excluding the gain, the Company's 2000 net earnings were higher than the comparable periods in 1999 due to higher revenues that were partially offset by higher operating costs, primarily for salaries and benefits.

Depreciation and amortization expense was higher for the three and six-month periods of 2000 as compared to 1999 due to prior year capital expenditures and the acquisitions of KVUE-TV, the Denton Record-Chronicle and KTVK-TV and KASW-TV, offset somewhat by the dispositions of KXTV, KASA-TV, KHNL-TV and KFVE-TV.

Interest expense was higher for the three and six-month periods of 2000 compared with 1999, reflecting higher borrowings due to acquisitions, investments and the share repurchases and higher weighted average interest rates.

The effective tax rates for the three and six-month periods of 2000 were 45.6 percent and 45.7 percent, respectively. Excluding the effect of the KVUE/KXTV exchange transaction, the effective tax rates for the three and six-month periods of 1999 were 45.7 percent and 46.2 percent, respectively. The effective tax rates for the three and six-month periods of 1999 after consideration of the KVUE/KXTV transaction were 25.5 percent and 29.5 percent, respectively.

Segment Results of Operations

To enhance comparability of the Company's results of operations for the quarters and six-month periods ended June 30, 2000 and 1999, certain information below is presented on an "as adjusted" basis and includes the acquisitions of KVUE-TV, the Denton Record-Chronicle, KTVK-TV and KASW-TV and the dispositions of KXTV, KASA-TV, KHNL-TV and KFVE-TV as though each had occurred at the beginning of the respective periods presented. Additionally, the prior year segments have been restated to reflect the reclassification of Belo's interactive businesses to the Interactive media operating segment.

                                                 AS REPORTED                           AS ADJUSTED
                                                (in thousands)                        (in thousands)
                                          Three months ended June 30,           Three months ended June 30,
                                         2000         1999       % Chg       2000        1999         % Chg
                                         ----         ----       -----       ----        ----         -----
Net operating revenues
     Broadcast                       $ 183,800    $ 157,885       16.4%  $ 183,800    $ 169,906        8.2%
     Newspaper publishing              223,374      204,708        9.1%    223,374      207,673        7.6%
     Interactive media                   2,565        1,448       77.1%      2,565        1,738       47.6%
     Other                               3,489        2,861       22.0%      3,489        2,861       22.0%
     Eliminations                         (990)          --        N/A        (990)          --        N/A
                                     ---------    ---------              ---------    ---------
       Segment revenues              $ 412,238    $ 366,902       12.4%  $ 412,238    $ 382,178        7.9%
Operating cash flow
     Broadcast                       $  86,933    $  71,594       21.4%  $  86,933    $  75,362       15.4%
     Newspaper publishing               66,331       63,086        5.1%     66,331       63,399        4.6%
     Interactive media                  (4,751)      (1,437)    (230.6%)    (4,751)      (1,295)    (266.9%)
     Other                                (790)      (1,282)      38.4%       (790)      (1,282)      38.4%
                                     ---------    ---------              ---------    ---------
       Segment operating cash flow   $ 147,723    $ 131,961       11.9%  $ 147,723    $ 136,184        8.5%

                                                  AS REPORTED                           AS ADJUSTED
                                                (in thousands)                        (in thousands)
                                           Six months ended June 30,             Six months ended June 30,
                                         2000         1999       % Chg       2000        1999        % Chg
                                         ----         ----       -----       ----        ----         -----
Net operating revenues
     Broadcast                        $ 336,775    $ 289,140       16.5%  $ 336,775    $ 310,721        8.4%
     Newspaper publishing               429,491      396,052        8.4%    429,491      401,733        6.9%
     Interactive media                    4,752        2,707       75.5%      4,752        3,233       47.0%
     Other                                6,708        5,623       19.3%      6,708        5,623       19.3%
     Eliminations                          (990)          --        N/A        (990)          --        N/A
                                      ---------    ---------              ---------    ---------
        Segment revenues              $ 776,736    $ 693,522       12.0%  $ 776,736    $ 721,310        7.7%
Operating cash flow
     Broadcast                        $ 146,577    $ 117,598       24.6%  $ 146,577    $ 125,992       16.3%
     Newspaper publishing               125,315      116,815        7.3%    125,315      117,193        6.9%
     Interactive media                   (8,059)      (2,580)    (212.4%)    (8,059)      (2,329)    (246.0%)
     Other                               (1,481)      (2,335)      36.6%     (1,481)      (2,335)      36.6%
                                      ---------    ---------              ---------    ---------
        Segment operating cash flow   $ 262,352    $ 229,498       14.3%  $ 262,352    $ 238,521       10.0%

The discussion that follows compares segment operations on an "as adjusted" basis only.

Broadcast Division

Broadcast revenues for the second quarter and first six months of 2000 were $183,800 and $336,775, respectively, as compared to revenues of $169,906 and $310,721 in the second quarter and first six months of 1999. The 8.2 percent and
8.4 percent increases in revenues in the quarter and six-month period were largely a result of strong growth in both local and national advertising. Political revenues of $3.7 million in the second quarter of 2000 were comparable to the prior year's second quarter political revenues of $3.3 million. Political revenues in the first six months of 2000 were $7.9 million, as compared to $5.0 million for the 1999 year-to-date period. Broadcast also recorded .com advertising of approximately $4.2 million and $8.5 million in the second quarter and first six months of 2000, respectively. The 2000 year-to-date results were also favorably impacted by the broadcast of the Super Bowl on Belo's four ABC television stations in the first quarter.

Broadcast operating cash flow margins improved from 44.4 percent in the second quarter of 1999 to 47.3 percent in the second quarter of 2000 and from 40.5 percent in the first six months of 1999 to 43.5 percent in the same period in 2000. Operating cash flow for the quarter and six month period ended June 30, 2000 was $86,933 and $146,577 as compared to $75,362 and $125,992 for the comparable periods in 1999. Cash operating expenses for the six-month period ended June 30, 2000 were up approximately 3 percent as compared to the comparable period in 1999, primarily due to higher salaries, wages and benefits.

Newspaper Publishing Division

Newspaper publishing revenues for the second quarter and first six months of 2000 were $223,374 and $429,491, respectively, as compared to revenues of $207,673 and $401,733 in the second quarter and first six months of 1999. The Dallas Morning News reported revenue increases of 6.4 percent and 5.2 percent for the quarter and six-month period ended June 30, 2000 as compared to the year earlier periods. General advertising revenues increased 12.4 percent in the second quarter and 20.7 percent in the first six months of 2000 due to strength in the .com and technology categories. Retail advertising revenue was up 5.9 percent in the second quarter of 2000 and flat for the first six months of 2000. Classified advertising revenue increased 5.3 percent in the second quarter of 2000 and 2.5 percent for the first six months of the year. Improvement in classified employment linage, which began in the fourth quarter of 1999 and accelerated in the first six months of 2000, contributed to the increase.

The Providence Journal reported increases in total revenue of 6.9 percent and
6.4 percent in the second quarter and the year-to-date 2000 period, respectively, as compared to the year earlier periods. Revenues improved in all major advertising categories with the largest improvement reported in retail advertising.

The Press-Enterprise reported increases in total revenue of 14.9 percent and
17.1 percent. The most significant increases in revenue were reported in the classified and other categories.

Total newspaper publishing operating cash flow margins were 29.7 percent and
29.2 percent in the quarter and six-month period ended June 30, 2000, respectively, as compared to 30.5 percent and 29.2 percent in the comparable 1999 periods. Cash operating expenses were up 8.9 percent for the second quarter and 6.9 percent for the year-to-date 2000 period. Higher expenses, primarily related to salaries, wages and benefits were partially offset by lower newsprint expense in the first quarter of the year, primarily due to lower prices. An industry-wide price increase in newsprint implemented April 1, 2000 produced an unfavorable newsprint expense variance of approximately $900 in the second quarter of 2000 as compared to the second quarter of 1999, a trend that is expected to continue for the remainder of the year. Operating cash flow of $66,331 in the second quarter of 2000 and $125,315 in the six month period ended June 30, 2000 was 4.6 percent and 6.9 percent higher than the comparable 1999 periods.

Interactive Media

Interactive media revenues increased 47.6 percent, from $1,738 in the second quarter of 1999 to $2,565 in the second quarter of 2000. For the first six months of 2000, Interactive media revenues increased 47.0 percent over the prior year period, from $3,233 to $4,752. These increases reflect the Company's increased focus on the new segment and the addition of a dedicated management team in mid-1999. The Interactive media segment reported operating cash flow deficits of $4,751 and $8,059 in the quarter and six months ended June 30, 2000, reflecting increased staffing and levels of operations.

Other

Other revenues consist of Belo's regional cable news operations, NWCN and TXCN. Other revenues increased from $2,861 in the second quarter of 1999 to $3,489 in the second quarter of 2000, an improvement of 22.0 percent. During the six-month period, Other revenues increased 19.3 percent, from $5,623 in 1999 to $6,708 in 2000. Cash expenses increased 3.3 percent and 2.9 percent in the second quarter and first six months of 2000, resulting in decreases in cash operating losses of
38.4 percent and 36.6 percent for the respective periods. NWCN's positive cash flow during 2000 was more than offset by continued TXCN start-up losses.

                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first six months of 2000, net cash provided by operations was $73,812, compared with $116,304 for the same period in 1999. The first six months of 2000 included a first quarter payment of $35,600 for taxes due on the sale of the Company's interest in Falcon Communications in the fourth quarter of 1999. Total debt increased $51,643 from December 31, 1999 to June 30, 2000 due primarily to cash payments of $16,100 for the KONG-TV and KASW-TV acquisitions and investments in certain other companies totaling approximately $38,283.

At June 30, 2000, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6 7/8 percent Senior Notes due 2002; $300,000 of 7 1/8 percent Senior Notes due 2007; $200,000 of 7 3/4 percent Senior Debentures due 2027; and $250,000 of 7 1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At June 30, 2000, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $851,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $50,300 of short-term unsecured notes outstanding at June 30, 2000. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2000, the Company was in compliance with all debt covenant requirements.

In the first six months of 2000, the Company paid dividends of $16,632, or 14 cents per share, on Series A and Series B common stock outstanding, compared with $14,190, or 12 cents per share, in the first six months of 1999.

Capital expenditures in the first six months of 2000 were $49,042. Approximately $15,900 of this amount represents payments on a new press at TDMN. Substantially all of the remaining expenditures were for broadcast equipment purchases including those for the conversion to digital television, and other publishing equipment purchases.

In the second quarter of 2000, the Company repurchased 994,100 shares of its stock under an existing authorization for the repurchase of 2,759,044 shares. The total cost of the treasury shares was $16,578. Through August 4, 2000, the Company repurchased an additional 399,100 shares for $7,357. See "Other Matters."

Other Matters

On June 27, 2000, the Company announced its intent to sell three of its smaller newspapers -- the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky, and The Eagle in Bryan/College Station, Texas. The Company expects to record a gain and to generate at least $110 million in after-tax proceeds from the transactions which are expected to close in the fourth quarter of 2000.

On July 28, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 25 million shares of Belo common stock. The Company anticipates that share repurchases will be made from time to time in the open market and in privately negotiated transactions. There is no time limit placed on the authorization.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's future financings and pending acquisitions and dispositions, as well as any other statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, cash flows or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K and in the Company's periodic press releases.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on May 10, 2000. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

                                                              Withheld                                 Broker
         Nominee                              For             Authority              Abstain          Non-Votes
         -------                              ---             ---------              -------          ---------
     Henry P. Becton, Jr.                 253,322,894         2,055,934               ---               ---
     Roger A. Enrico                      253,432,555         1,946,273               ---               ---
     Ward L. Huey, Jr.                    253,376,766         2,002,062               ---               ---
     Arturo Madrid, Ph.D.                 253,385,334         1,993,494               ---               ---
     William T. Solomon                   253,374,576         2,004,252               ---               ---

In addition to those directors elected at the Annual Meeting, the following directors continued in office after the meeting: John W. Bassett, Jr., Judith
L. Craven, M.D., M.P.H., Robert W. Decherd, Stephen Hamblett, Dealey D. Herndon, Laurence E. Hirsch, Burl Osborne, Hugh G. Robinson and J. McDonald Williams.

At the Annual Meeting, an additional proposal to approve the Belo 2000 Executive Compensation Plan was approved by the Company's shareholders. The following chart indicates the number of votes cast and the number of abstentions and broker non-votes with respect to the second proposal:

                                                                                                       Broker
                                              For              Against               Abstain          Non-Votes
                                              ---              -------               -------          ---------
     Proposal II                          225,605,023         19,707,605              766,231        9,299,969

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

       EXHIBIT
       NUMBER            DESCRIPTION
       ------            -----------
          3.1  *   Certificate of Incorporation of the Company (Exhibit 3.1 to
                   the Company's Annual Report on Form 10-K dated March 15,
                   2000 (the "1999 Form 10-K"))

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

          3.4  *   Certificate of Amendment of Certificate of Incorporation of
                   the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form
                   10-K)

          3.5  *   Certificate of Amendment of Certificate of Incorporation of
                   the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form
                   10-K)

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

        EXHIBIT
        NUMBER             DESCRIPTION
        ------             -----------
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

        EXHIBIT
        NUMBER             DESCRIPTION
        ------             -----------
        10.2           Compensatory plans:

                       (1) Belo Savings Plan as Amended and Restated Effective
                           July 1, 2000

                           *  (a) Restated Master Trust Agreement between the
                                  Company and Fidelity Management Trust
                                  Company, as restated and dated March 13, 1998
                                  (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

                       (2) *  The A. H. Belo Corporation 1986 Long-Term
                              Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3
                              (2) to the Company's Annual Report on Form 10-K dated March 10, 1997 (the "1996 Form 10-K")) *

                           *  (a) Amendment No. 6 to 1986 Long-Term Incentive
                                  Plan (Exhibit 10.3 (2)(b) to the 1997 Form
                                  10-K)

                           *  (b) Amendment No. 7 to 1986 Long-Term Incentive
                                  Plan (Exhibit 10.2(2)(c) to the 1999 Form
                                  10-K)

                           *  (c) Amendment No. 8 to 1986 Long-Term Incentive
                                  Plan (Exhibit 10.3(2)(d) to the 2nd Quarter
                                  1998 Form 10-Q)


                       (3) *  A. H. Belo Corporation 1995 Executive
                              Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3
                              (3) to the 1997 Form 10-K)

                           *  (a) Amendment to 1995 Executive Compensation
                                  Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

                           *  (b) Amendment to A. H. Belo Corporation 1995
                                  Executive Compensation Plan, dated December
                                  16, 1999 (Exhibit 10.3(b) to the 1999 Form
                                  10-K)

                       (4) *  Belo 2000 Executive Compensation Plan (Exhibit
                              4.15 to Registration Statement Form S-8 (No.
                              333-43056) filed with the Securities and Exchange
                              Commission on August 4, 2000)

                       (5) *  Belo Supplemental Executive Retirement Plan as
                              Amended and Restated Effective January 1, 2000
                              (Exhibit 10.2(5) to the 1999 Form 10-K)

                              (a) First Amendment to Belo Supplemental Executive
                                  Retirement Plan as Amended and Restated
                                  Effective January 1, 2000

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


                                        A. H. BELO CORPORATION



August 11, 2000                         By: /s/ Dunia A. Shive
                                            -----------------------------
                                               Dunia A. Shive
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

                                                                              SEQUENTIAL
         EXHIBIT                                                                 PAGE
         NUMBER                     DESCRIPTION                                 NUMBER
         ------                     -----------                               ----------
         3.1      Certificate of Incorporation of the Company (Exhibit 3.1 to
                  the Company's Annual Report on Form 10-K dated March 15, 2000
                  (the "1999 Form 10-K"))                                         N/A

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

         3.4      Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form
                  10-K)                                                           N/A

         3.5      Certificate of Amendment of Certificate of Incorporation of
                  the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form
                  10-K)                                                           N/A

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

         3.8      Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)   N/A

         3.9      Amended and Restated Bylaws of the Company, effective
                  February 10, 2000 (Exhibit 3.9 to the 1999 Form 10-K)           N/A

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

        10.1      Financing agreements:

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

                                                                              SEQUENTIAL
         EXHIBIT                                                                 PAGE
         NUMBER                     DESCRIPTION                                 NUMBER
         ------                     -----------                               ----------
                 10.2 Compensatory plans:

                      (1)      Belo Savings Plan as Amended and Restated
                               Effective July 1, 2000                           ---

                               (a)  Restated Master Trust Agreement between the
                                    Company and Fidelity Management Trust
                                    Company, as restated and dated March 13,
                                    1998 (Exhibit 10.3(1)(b) to the 1997 Form
                                    10-K)                                        N/A

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

                               (a) Amendment No. 6 to 1986 Long-Term Incentive
                                   Plan (Exhibit 10.3 (2)(b) to the 1997 Form
                                   10-K)                                        N/A

                               (b) Amendment No. 7 to 1986 Long-Term Incentive
                                   Plan (Exhibit 10.2(2)(c) to the 1999 Form
                                   10-K)                                        N/A

                               (c) Amendment No. 8 to 1986 Long-Term Incentive
                                   Plan (Exhibit 10.3(2)(d) to the 2nd Quarter
                                   1998 Form 10-Q)                              N/A

                      (3)      A. H. Belo Corporation 1995 Executive
                               Compensation Plan, as restated to incorporate
                               amendments through December 4, 1997 (Exhibit
                               10.3 (3) to the 1997 Form 10-K)                  N/A

                               (a) Amendment to 1995 Executive Compensation
                                   Plan, dated July 21, 1998 (Exhibit
                                   10.3(3)(a) to the 2nd Quarter 1998 Form
                                   10-Q)                                        N/A

                               (b) Amendment to A. H. Belo Corporation 1995
                                   Executive Compensation Plan, dated December
                                   16, 1999 (Exhibit 10.3(b) to the 1999 Form
                                   10-K)                                        N/A

                      (4)      Belo 2000 Executive Compensation Plan (Exhibit
                               4.15 to Registration Statement Form S-8 (No.
                               333-43056) filed with the Securities and
                               Exchange Commission on August 4, 2000)           N/A

                      (5)      Belo Supplemental Executive Retirement Plan as
                               Amended and Restated Effective January 1, 2000
                               (Exhibit 10.2(5) to the 1999 Form 10-K)          N/A

                               (a) First Amendment to Belo Supplemental
                                   Executive Retirement Plan as Amended and
                                   Restated Effective January 1, 2000           ---

                  12   Ratio of Earnings to Fixed Charges                       ---

                  27   Financial Data Schedule                                  ---