Form 10-Q
period 2000-09-30
BELO A H CORP
filed 2000-11-13
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

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

           CLASS                               OUTSTANDING AT OCTOBER 31, 2000
 Common Stock, $1.67 par value                            *113,680,797

* Consisting of 94,858,919 shares of Series A Common Stock and 18,821,878 shares of Series B Common Stock.

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

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
A. H. Belo Corporation and Subsidiaries

                                                              Three months ended              Nine months ended
                                                                  September 30,                  September 30,
                                                          ----------------------------    ----------------------------
In thousands, except per share amounts
(unaudited)                                                   2000            1999            2000           1999
                                                          ------------    ------------    ------------    ------------
NET OPERATING REVENUES
     Broadcasting                                         $    169,969    $    138,374    $    506,744    $    427,514
     Newspaper publishing                                      218,048         202,038         647,539         598,090
     Interactive media                                           2,904           1,884           7,656           4,591
     Other                                                       3,848           2,998          10,556           8,621
     Intercompany elimination                                   (4,416)             --          (5,406)             --
                                                          ------------    ------------    ------------    ------------

         Total net operating revenues                          390,353         345,294       1,167,089       1,038,816

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                     133,374         120,019         397,602         353,997
     Other production, distribution and operating costs        101,372          86,819         292,613         251,711
     Newsprint, ink and other supplies                          42,816          37,724         122,198         119,546
     Depreciation                                               25,503          23,588          74,582          68,218
     Amortization                                               21,138          19,404          63,201          56,963
                                                          ------------    ------------    ------------    ------------

         Total operating costs and expenses                    324,203         287,554         950,196         850,435
                                                          ------------    ------------    ------------    ------------

              Earnings from operations                          66,150          57,740         216,893         188,381

OTHER INCOME AND EXPENSE
     Interest expense                                          (33,806)        (27,239)        (98,582)        (80,091)
     Gain on sale of KXTV                                           --              --              --          50,312
     Other, net                                                    310             742           2,038           3,546
                                                          ------------    ------------    ------------    ------------

         Total other income and expense                        (33,496)        (26,497)        (96,544)        (26,233)

EARNINGS
     Earnings before income taxes                               32,654          31,243         120,349         162,148
     Income taxes                                               15,132          14,655          55,175          53,207
                                                          ------------    ------------    ------------    ------------

         Net earnings                                     $     17,522    $     16,588    $     65,174    $    108,941
                                                          ============    ============    ============    ============

NET EARNINGS PER SHARE
     Basic                                                $        .15    $        .14    $        .55    $        .92
     Diluted                                              $        .15    $        .14    $        .55    $        .91

AVERAGE SHARES OUTSTANDING
     Basic                                                     116,936         118,333         118,133         118,252
     Diluted                                                   117,569         119,177         118,578         119,155

CASH DIVIDENDS DECLARED PER SHARE                         $        .14    $        .14    $        .28    $        .26

-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
A. H. Belo Corporation and Subsidiaries

In thousands, except share and per share data                            September 30,   December 31,
(Current year unaudited)                                                     2000           1999
                                                                         -------------   ------------
ASSETS

Current assets:
     Cash and temporary cash investments                                 $     36,318    $     45,593
     Accounts receivable, net                                                 243,360         245,949
     Other current assets                                                      53,103          60,416
                                                                         ------------    ------------
         Total current assets                                                 332,781         351,958

Property, plant and equipment, net                                            654,064         655,002
Intangible assets, net                                                      2,822,276       2,853,192
Other assets                                                                  152,922         116,112
                                                                         ------------    ------------

         Total assets                                                    $  3,962,043    $  3,976,264
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $     49,152    $     69,891
     Accrued expenses                                                         120,001         109,324
     Other current liabilities                                                 44,147          80,623
                                                                         ------------    ------------
         Total current liabilities                                            213,300         259,838

Long-term debt                                                              1,913,395       1,849,490
Deferred income taxes                                                         422,834         422,465
Other liabilities                                                              50,910          54,634

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized 5,000,000 shares;
         none issued
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 97,535,971 shares at September 30, 2000
          and 99,515,495 shares at December 31, 1999                          162,885         166,191
         Series B:  Issued 18,660,663 shares at September 30, 2000
          and 19,142,616 shares at December 31, 1999                           31,163          31,968
      Additional paid-in capital                                              871,452         885,522
      Retained earnings                                                       318,308         306,156
                                                                         ------------    ------------
         Total                                                              1,383,808       1,389,837
         Less cost of 1,197,500 shares of treasury stock                      (22,204)             --
              Total shareholders' equity                                    1,361,604       1,389,837
                                                                         ------------    ------------

              Total liabilities and shareholders' equity                 $  3,962,043    $  3,976,264
                                                                         ============    ============


--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
A. H. Belo Corporation and Subsidiaries

                                                                   Nine months ended September 30,
                                                                   -------------------------------
In thousands
(unaudited)                                                             2000            1999
                                                                    ------------    ------------

OPERATIONS
     Net earnings                                                   $     65,174    $    108,941
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of KXTV                                        --         (48,981)
              Depreciation and amortization                              137,783         125,181
              Deferred income taxes                                       (1,683)        (10,828)
              Other, net                                                   4,498          10,143
              Net change in current assets and liabilities:
                  Accounts receivable                                        639          11,734
                  Other current assets                                     4,976           2,036
                  Accounts payable                                       (14,082)        (19,015)
                  Accrued expenses                                         8,019             185
                  Other current liabilities                              (35,440)          3,937
                                                                    ------------    ------------
         Net cash provided by operations                                 169,884         183,333

INVESTING
     Capital expenditures                                                (72,201)        (63,505)
     Acquisitions                                                        (16,100)        (76,286)
     Investments in Interactive media                                    (40,696)        (15,006)
     Other, net                                                           (3,133)          1,429
                                                                    ------------    ------------
         Net cash used for investing                                    (132,130)       (153,368)

FINANCING
     Borrowings for acquisitions                                              --          76,286
     Net borrowings (payments) on debt                                    52,947         (54,947)
     Purchase of treasury shares                                         (78,609)        (21,793)
     Payment of dividends on stock                                       (24,866)        (22,474)
     Net proceeds from exercise of stock options                           3,499           4,292
                                                                    ------------    ------------
         Net cash used for financing                                     (47,029)        (18,636)

Net increase (decrease) in cash and temporary cash investments            (9,275)         11,329

Cash and temporary cash investments at beginning of period                45,593          19,451
                                                                    ------------    ------------

Cash and temporary cash investments at end of period                $     36,318    $     30,780
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                      $     92,597    $     72,014
     Income taxes paid, net of refunds                              $    102,636    $     65,563
     KXTV/KVUE asset exchange                                       $         --    $    112,098


--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Condensed Financial Statements.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation, including the reclassification of prior year data to reflect segment operations of the Interactive media segment.

 (2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                                              Three months ended          Nine months ended
                                                                 September 30,              September 30,
                                                        ---------------------------   ---------------------------
                                                            2000           1999           2000           1999
                                                        ------------   ------------   ------------   ------------

         Weighted average shares for basic earnings
              per share                                      116,936        118,333        118,133        118,252
         Effect of employee stock options                        633            844            445            903
                                                        ------------   ------------   ------------   ------------
         Weighted average shares for diluted earnings
              per share                                      117,569        119,177        118,578        119,155
                                                        ============   ============   ============   ============

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A. H. Belo Corporation and Subsidiaries

(3) Net operating revenues, earnings from operations, depreciation and amortization and operating cash flow by industry segment are shown below. The intercompany elimination removes $4,004, $362, $21 and $29 of revenues for the three months and $4,207, $1,101, $66 and $32 of revenues for the nine months ended September 30, 2000 for Broadcasting, Newspaper publishing, Interactive media and Other, respectively, for advertising provided primarily to the Interactive media segment. Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance, leverage and liquidity. However, operating cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

                                                       Three months ended              Nine months ended
                                                          September 30,                  September 30,
                                                  ----------------------------    ----------------------------
In thousands                                          2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------

NET OPERATING REVENUES
     Broadcasting                                 $    169,969    $    138,374    $    506,744    $    427,514
     Newspaper publishing                              218,048         202,038         647,539         598,090
     Interactive media                                   2,904           1,884           7,656           4,591
     Other                                               3,848           2,998          10,556           8,621
     Intercompany elimination                           (4,416)             --          (5,406)             --
                                                  ------------    ------------    ------------    ------------

         Total net operating revenues             $    390,353    $    345,294    $  1,167,089    $  1,038,816
                                                  ============    ============    ============    ============

EARNINGS FROM OPERATIONS
     Broadcasting                                 $     43,696    $     28,777    $    133,829    $     97,122
     Newspaper publishing                               45,433          42,809         140,258         129,928
     Interactive media                                  (9,880)         (2,163)        (18,410)         (4,983)
     Other                                              (1,431)         (1,959)         (4,560)         (5,625)
     Corporate expenses                                (11,668)         (9,724)        (34,224)        (28,061)
                                                  ------------    ------------    ------------    ------------

         Total earnings from operations           $     66,150    $     57,740    $    216,893    $    188,381
                                                  ============    ============    ============    ============

DEPRECIATION AND AMORTIZATION
     Broadcasting                                 $     28,526    $     26,266    $     84,970    $     75,519
     Newspaper publishing                               15,556          15,052          46,046          44,748
     Interactive media                                     538             131           1,009             371
     Other                                                 945             700           2,593           2,031
     Corporate                                           1,076             843           3,165           2,512
                                                  ------------    ------------    ------------    ------------

         Total depreciation and amortization      $     46,641    $     42,992    $    137,783    $    125,181
                                                  ============    ============    ============    ============

OPERATING CASH FLOW
     Broadcasting                                 $     72,222    $     55,043    $    218,799    $    172,641
     Newspaper publishing                               60,989          57,861         186,304         174,676
     Interactive media                                  (9,342)         (2,032)        (17,401)         (4,612)
     Other                                                (486)         (1,259)         (1,967)         (3,594)
     Corporate                                         (10,592)         (8,881)        (31,059)        (25,549)
                                                  ------------    ------------    ------------    ------------

         Total operating cash flow                $    112,791    $    100,732    $    354,676    $    313,562
                                                  ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The Company is the owner and operator of 18 television stations and publisher of seven daily newspapers. The following table sets forth Belo's major media assets by segment as of September 30, 2000:

Television Broadcasting
----------------------------------------------------------------------------------------------------------------------
                                                                  Network
        Market           Market Rank (a)        Station         Affiliation          Status              Acquired
--------------------     ---------------     -------------     -------------      ------------     -------------------
Dallas/Fort Worth               7                WFAA               ABC              Owned              March 1950
Houston                        11                KHOU               CBS              Owned            February 1984
Seattle/Tacoma                 12                KING               NBC              Owned            February 1997
Seattle/Tacoma                 12                KONG               IND              Owned(b)           March 2000(b)
Phoenix                        17                KTVK               IND              Owned            November 1999
Phoenix                        17                KASW                WB              Owned(b)           March 2000(b)
St. Louis                      21                KMOV               CBS              Owned              June 1997
Portland                       23                 KGW               NBC              Owned            February 1997
Charlotte                      28                WCNC               NBC              Owned            February 1997
San Antonio                    37                KENS               CBS              Owned             October 1997
San Antonio                    37                KBEJ               UPN               LMA                  (c)
New Orleans                    41                 WWL               CBS              Owned              June 1994
Hampton/Norfolk                42                WVEC               ABC              Owned            February 1984
Louisville                     48                WHAS               ABC              Owned            February 1997
Tulsa                          58               KOTV(d)             CBS              Owned            February 1984
Austin                         61                KVUE               ABC              Owned              June 1999
Tucson                         72                KMSB               FOX              Owned            February 1997
Tucson                         72                KTTU               UPN               LMA             February 1997
Spokane                        78                KREM               CBS              Owned            February 1997
Spokane                        78                KSKN            UPN/WB(e)            LMA             February 1997
Boise                          125               KTVB               NBC              Owned            February 1997

Newspaper Publishing
----------------------------------------------------------------------------------------------------------------------
                                                                                              Daily           Sunday
            Newspaper                              Location                Acquired      Circulation(g)   Circulation(g)
-----------------------------------      ---------------------------   ---------------   --------------   --------------
The Dallas Morning News ("TDMN")                  Dallas, TX                 (f)             520,157         785,758
The Providence Journal ("PJ")                   Providence, RI          February 1997        162,099         232,634
The Press-Enterprise ("PE")                     Riverside, CA             July 1997          166,935         174,636
Messenger-Inquirer(h)                           Owensboro, KY            January 1996         31,422          34,135
The Eagle(h)                              Bryan-College Station, TX     December 1995         23,586          28,270
Denton Record-Chronicle                           Denton, TX              June 1999           15,967          18,808
The Gleaner(h)                                  Henderson, KY             March 1997          11,274          13,037

Other
-----------------------------------------------------------------------------------------------------------------------
               Company                                                    Description
----------------------------------     --------------------------------------------------------------------------------
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

(b) Belo acquired KONG-TV and KASW-TV, previously operated under LMAs, on March 1, 2000 for $16,100 in cash.

(c) Belo entered into an agreement to operate KBEJ under an LMA in May 1999; the station's on-air date was August 3, 2000.

(d) On October 17, 2000, the Company announced that it had reached an agreement to sell KOTV. See further discussion in "Liquidity and Capital Resources - Other Matters."

(e) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(f) The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(g) Average paid circulation for the six months ended September 30, 2000, according to the Audit Bureau of Circulation's FAS-FAX report, except for The Providence Journal, for which circulation data is for the six months ended March 31, 2000; and except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 1999 (unaudited).

(h) On June 27, 2000, the Company announced its intent to sell the Messenger-Inquirer, The Eagle and The Gleaner. The Company sold The Gleaner to E.W. Scripps Company on November 1, 2000. The Company has reached an agreement to sell The Eagle to Evening Post Publishing Company. The sales of the Messenger-Inquirer and The Eagle are expected to be completed in the fourth quarter of 2000. See "Liquidity and Capital Resources - Other Matters."

                              RESULTS OF OPERATIONS

Net earnings for the three and nine months ended September 30, 2000 were $17,522 (15 cents per share) and $65,174 (55 cents per share), respectively, as compared to $16,588 (14 cents per share) and $108,941 (91 cents per share) for the comparable periods in 1999. The 1999 results included a second quarter net gain of $48,981 on the exchange of KXTV (the ABC affiliate in Sacramento, California) plus certain cash consideration, for KVUE-TV (the ABC affiliate in Austin, Texas). Excluding this gain, net earnings for 1999 year-to-date were $59,960 (50 cents per share). Excluding the gain, the Company's 2000 net earnings were higher than the comparable periods in 1999 due to higher revenues that were partially offset by higher operating costs, primarily for employee compensation and benefits and other production, distribution and operating costs.

Depreciation expense was higher for the three and nine-month periods of 2000 compared with 1999 due to depreciation of prior year capital expenditures. Amortization expense increased by $1,734 in the third quarter of 2000 as compared to the 1999 third quarter due to the acquisitions of KTVK-TV, KASW-TV and KONG-TV, offset somewhat by the dispositions of KASA-TV, KHNL-TV and KFVE-TV. These transactions and the second quarter 1999 acquisitions of KVUE-TV and the Denton Record-Chronicle and disposition of KXTV resulted in an increase of $6,238 in amortization expense in the first nine months of 2000 as compared to the comparable 1999 period.

Higher borrowings, as a result of acquisitions, investments and share repurchases, and higher weighted average interest rates resulted in higher quarter and year-to-date interest expense in 2000 compared to 1999.

The effective tax rates for the quarter and year-to-date periods of 2000 were
46.3 percent and 45.8 percent, respectively. The effective tax rates for the comparable periods in 1999 were 46.9 percent and 32.8 percent. Excluding the effect of the KVUE/KXTV exchange transaction, the 1999 year-to-date effective tax rate was 46.4 percent.

Segment Results of Operations

To enhance comparability of the Company's results of operations for the quarters and nine-month periods ended September 30, 2000 and 1999, certain information below is presented on an "as adjusted" basis and includes the acquisitions of KVUE-TV, Denton Record-Chronicle, KTVK-TV and KASW-TV and the dispositions of KXTV, KASA-TV, KHNL-TV and KFVE-TV as though each had occurred at the beginning of the respective periods presented. Additionally, the prior year segments have been restated to reflect the reclassification of Belo's interactive businesses to the Interactive media operating segment.

                                                AS REPORTED                                AS ADJUSTED
                                              (in thousands)                             (in thousands)
                                      Three months ended September 30,           Three months ended September 30,
                                      2000         1999          % Chg           2000           1999          % Chg
                                   ----------    ----------     ----------     ----------    ----------     ----------
Net operating revenues
     Broadcasting                  $  169,969    $  138,374           22.8%    $  169,969    $  150,666           12.8%
     Newspaper publishing             218,048       202,038            7.9%       218,048       202,038            7.9%
     Interactive media                  2,904         1,884           54.1%         2,904         2,059           41.0%
     Other                              3,848         2,998           28.4%         3,848         2,998           28.4%
     Eliminations                      (4,416)           --            N/A         (4,416)           --            N/A
                                   ----------    ----------     ----------     ----------    ----------     ----------
       Segment revenues            $  390,353    $  345,294           13.0%    $  390,353    $  357,761            9.1%

Operating cash flow
     Broadcasting                  $   72,222    $   55,043           31.2%    $   72,222    $   56,883           27.0%
     Newspaper publishing              60,989        57,861            5.4%        60,989        57,861            5.4%
     Interactive media                 (9,342)       (2,032)        (359.7%)       (9,342)       (2,026)        (361.1%)
     Other                               (486)       (1,259)          61.4%          (486)       (1,259)          61.4%
                                   ----------    ----------     ----------     ----------    ----------     ----------
       Segment operating cash flow $  123,383    $  109,613           12.6%    $  123,383    $  111,459           10.7%

                                                   AS REPORTED                                 AS ADJUSTED
                                                 (in thousands)                               (in thousands)
                                         Nine months ended September 30,               Nine months ended September 30,
                                        2000          1999          % Chg            2000           1999           % Chg
                                    -----------    -----------    -----------     -----------    -----------    -----------
Net operating revenues
     Broadcasting                   $   506,744    $   427,514           18.5%    $   506,744    $   461,387            9.8%
     Newspaper publishing               647,539        598,090            8.3%        647,539        603,771            7.2%
     Interactive media                    7,656          4,591           66.8%          7,656          5,292           44.7%
     Other                               10,556          8,621           22.4%         10,556          8,621           22.4%
     Eliminations                        (5,406)            --            N/A          (5,406)            --            N/A
                                    -----------    -----------    -----------     -----------    -----------    -----------
      Segment revenues              $ 1,167,089    $ 1,038,816           12.3%    $ 1,167,089    $ 1,079,071            8.2%
Operating cash flow
     Broadcasting                   $   218,799    $   172,641           26.7%    $   218,799    $   182,875           19.6%
     Newspaper publishing               186,304        174,676            6.7%        186,304        175,054            6.4%
     Interactive media                  (17,401)        (4,612)        (277.3%)       (17,401)        (4,355)        (299.6%)
     Other                               (1,967)        (3,594)          45.3%         (1,967)        (3,594)          45.3%
                                    -----------    -----------    -----------     -----------    -----------    -----------
      Segment operating cash flow   $   385,735    $   339,111           13.7%    $   385,735    $   349,980           10.2%


The discussion that follows compares segment operations on an "as adjusted" basis only.

Broadcasting Division

Broadcasting revenues for the third quarter of 2000 were $169,969, an increase of 12.8 percent compared with third quarter 1999 revenues of $150,666. Year-to-date broadcasting revenues rose 9.8 percent from $461,387 in 1999 to $506,744 in the current year. Increases in broadcasting revenues for the third quarter of 2000 were primarily due to strong growth in political advertising and spot revenue of approximately $10,500 from the broadcast of the Summer Olympics on the Company's four NBC affiliates. Political revenues of $13,626 in the third quarter of 2000 were up from $1,403 in the third quarter of 1999. Political revenues in the nine-month period ended September 30, 2000 were $21,489, as compared to $6,445 for the 1999 year-to-date period. The 2000 year-to-date results were also favorably impacted by the broadcast of the Super Bowl on Belo's four ABC television stations in the first quarter.

Broadcasting operating cash flow margins improved from 37.8 percent in the third quarter of 1999 to 42.5 percent in the third quarter of 2000 and from 39.6 percent in the first nine months of 1999 to 43.2 percent in the same period in 2000. Operating cash flow increased by 27 percent from $56,883 in the third quarter of 1999 to $72,222 in the third quarter of 2000. Year-to-date operating cash flow in 2000 was $218,799 or 19.6 percent higher when compared with $182,875 in 1999. Cash operating expenses for third quarter and first nine months of 2000 were up 4.2 percent and 3.4 percent, respectively, as compared to the same periods of 1999, primarily due to higher salaries, wages and employee benefits.

Newspaper Publishing Division

Third quarter 2000 revenues for newspaper publishing were $218,048 or 7.9 percent higher than third quarter 1999 revenues of $202,038. Newspaper publishing revenues for the first nine months of 2000 were $647,539, an increase of 7.2 percent over revenues of $603,771 for the same period of 1999.

Revenues at The Dallas Morning News increased 9.9 percent in the third quarter 2000 as compared to third quarter 1999 and increased 6.7 percent year-over-year. General advertising revenues were 35.1 percent and 24.8 percent higher in the three and nine-month periods of 2000, respectively, as compared to the comparable periods in 1999, due to higher average rates and increased volume. Retail advertising revenues were up 3 percent and 1.5 percent in the three and nine-month periods of 2000 over the same periods in 1999 due to higher rates. Classified advertising revenues increased approximately 11 percent for the quarter and 5.3 percent for the year-to-date period ended September 30, 2000, as compared to the same periods in 1999. The increase in classified advertising revenue was primarily due to strength in the employment and automotive advertising categories.

Total revenue for The Providence Journal increased 2.9 percent and 5.2 percent in the third quarter and the year-to-date 2000 periods, respectively, as compared to the same periods in 1999, with increases in all major advertising categories. The largest revenue increases were in retail and classified advertising revenue, primarily from higher advertising rates.

The Press-Enterprise reported increases in total revenue of 8.8 percent and 14.1 percent in the quarter and nine-month periods ended September 30, 2000 as compared to the prior year periods, due mostly to increases in classified advertising.

Total newspaper publishing operating cash flow margins were 28 percent and 28.8 percent for the quarter and nine-month periods ended September 30, 2000, respectively, as compared to 28.6 percent and 29 percent in the comparable 1999 periods. Operating cash flow for the third quarter of 2000 was $60,989 or 5.4 percent higher than third quarter 1999 operating cash flow of $57,861. For the year-to-date periods, 2000 operating cash flow was $186,304 or 6.4 percent better than 1999. Cash operating expenses were up 8.9 percent and 7.6 percent for the three and nine-month periods ended September 30, 2000, respectively. Industry-wide price increases in newsprint that were implemented April 1 and September 1, 2000, contributed significantly to the increase, a trend that is expected to continue for the remainder of the year. Salaries, wages and employee benefits were also higher due to an increase in the number of employees, primarily at The Dallas Morning News.

Interactive Media

Interactive media revenues increased 41 percent, from $2,059 in the third quarter of 1999 to $2,904 in the third quarter of 2000. For the nine-month period ended September 30, 2000, Interactive media revenues increased 44.7 percent over the prior year period, from $5,292 to $7,656. These increases reflect the Company's increased focus on the new segment and the addition of a dedicated management team in mid-1999. The Interactive media segment reported cash flow deficits of $9,342 and $17,401 in the quarter and nine months ended September 30, 2000, reflecting intercompany advertising expense of $4,395 and $5,340 for the three and nine-month periods in 2000 and increased staffing and levels of operations.

Other

Other represents the Company's regional cable news operations, NWCN and TXCN. Other revenues increased 28.4 percent, from $2,998 in the third quarter of 1999 to $3,848 in the third quarter of 2000. During the nine-month period, Other revenues increased 22.4 percent, from $8,621 in 1999 to $10,556 in 2000. Cash operating expenses increased 1.8 percent and 2.5 percent in the third quarter and first nine months of 2000, respectively, resulting in decreases in cash operating losses of 61.4 percent and 45.3 percent for the respective periods. NWCN's positive cash flow during 2000 was more than offset by continued TXCN start-up losses.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first nine months of 2000, net cash provided by operations was $169,884, compared with $183,333 for the same period in 1999. The first nine months of 2000 included a first quarter payment of $35,600 for taxes due on the sale of the Company's interest in Falcon Communications in the fourth quarter of 1999. Total debt increased $57,247 from December 31, 1999 to September 30, 2000 due primarily to cash payments of $78,609 for share repurchases, $16,100 for the KONG-TV and KASW-TV acquisitions and investments in other companies totaling approximately $40,696.

At September 30, 2000, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6 7/8 percent Senior Notes due 2002; $300,000 of 7 1/8 percent Senior Notes due 2007; $200,000 of 7 3/4 percent Senior Debentures due 2027; and $250,000 of 7 1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At September 30, 2000, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 26 banks under which borrowings were $875,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $31,900 of short-term unsecured notes outstanding at September 30, 2000. These borrowings may be converted at the Company's option into revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 2000, the Company was in compliance with all debt covenant requirements.

In the first nine months of 2000, the Company paid dividends of $24,866, or 21 cents per share, on Series A and Series B common stock outstanding, compared with $22,474, or 19 cents per share, in the first nine months of 1999.

Capital expenditures in the first nine months of 2000 were $72,201. Approximately $18,400 of this amount represents payments on a new press at TDMN. Substantially all of the remaining expenditures were for broadcasting equipment purchases including those for the conversion to digital television, and other publishing equipment purchases.

On July 28, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 25 million shares of Belo common stock. The Company anticipates that share repurchases will be made from time-to-time in the open market and in privately negotiated transactions. During the year-to-date period ended September 30, 2000, 4,283,331 shares had been repurchased for an aggregate purchase price of $78,609 of which 3,085,831 shares were retired. Through November 2, 2000, the Company repurchased an additional 1,474,794 shares for $26,197 and retired an additional 960,694 shares of treasury stock.

Other Matters

On June 27, 2000, the Company announced its intent to sell three of its smaller newspapers -- the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky, and The Eagle in Bryan/College Station, Texas. The Company completed the sale of The Gleaner to E.W. Scripps Company on November 1, 2000 and has reached an agreement to sell The Eagle to Evening Post Publishing Company. The Company expects to generate at least $110 million in after-tax proceeds from the sales of the three newspapers, all of which are expected to close in the fourth quarter of 2000. The Company expects to record a gain on the transactions.

On October 17, 2000, the Company announced that it had reached an agreement to sell KOTV, the Company's CBS affiliate in Tulsa, Oklahoma, to Griffin Television Tulsa, L.L.C. The sale is subject to Federal Communications Commission ("FCC") and other customary approvals and is expected to close in early 2001.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's future financings and pending acquisitions and dispositions, as well as any other statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K and in the Company's periodic press releases.


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

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------

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

         3.9      Amended and Restated Bylaws of the Company, effective July 28,
                  2000

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

                 ~(1) Belo Savings Plan as Amended and Restated Effective July
                      1, 2000
                      *    (a) Restated Master Trust Agreement between the
                               Company and Fidelity Management Trust Company, as restated and dated March 13, 1998 (Exhibit 10.3(1)(b) to the 1997 Form 10-K)

                 ~(2) * The A. H. Belo Corporation 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4, and 5) (Exhibit 10.3 (2) to the Company's Annual Report on Form 10-K dated March 10, 1997 (the "1996 Form 10-K"))

                      *    (a) Amendment No. 6 to 1986 Long-Term Incentive Plan
                               (Exhibit 10.3 (2)(b) to the 1997 Form 10-K)

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

                      *    (b) Amendment to A. H. Belo Corporation 1995
                               Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

                 ~(4) * Belo 2000 Executive Compensation Plan (Exhibit 4.15 to Registration Statement Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------

                 ~(5) * Belo Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2000 (Exhibit 10.2(5) to the 1999 Form 10-K)

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


                                        A. H. BELO CORPORATION



November 13, 2000                       By: /s/ Dunia A. Shive
                                            ----------------------------------
                                            Dunia A. Shive
                                            Senior Vice President and
                                            Chief Financial Officer

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

         3.8      Certificate of Designation of Series B Common Stock of the Company dated
                  May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)                                   N/A

         3.9      Amended and Restated Bylaws of the Company, effective July 28, 2000               --

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

                                                                                                      SEQUENTIAL
       EXHIBIT                                                                                           PAGE
       NUMBER             DESCRIPTION                                                                   NUMBER
       ------             -----------                                                                 ----------

                 10.2 Compensatory plans:

                 ~(1)      Belo Savings Plan as Amended and Restated Effective July 1, 2000              N/A

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

                           (a) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3 (2)(b)
                               to the 1997 Form 10-K)                                                    N/A

                           (b) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c)
                               to the 1999 Form 10-K)                                                    N/A

                           (c) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d)
                               to the 2nd Quarter 1998 Form 10-Q)                                        N/A

                 ~(3)      A. H. Belo Corporation 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3 (3) to the
                           1997 Form 10-K)                                                               N/A

                           (a) Amendment to 1995 Executive Compensation Plan, dated
                               July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)      N/A

                           (b) Amendment to A. H. Belo Corporation 1995 Executive Compensation
                               Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999
                               Form 10-K)                                                                N/A

                 ~(4)      Belo 2000 Executive Compensation Plan (Exhibit 4.15 to Registration
                           Statement Form S-8 (No. 333-43056) filed with the Securities and Exchange
                           Commission on August 4, 2000)                                                 N/A

                 ~(5)      Belo Supplemental Executive Retirement Plan as Amended and Restated
                           Effective January 1, 2000 (Exhibit 10.2(5) to the 1999 Form 10-K)             N/A

                           (a) First Amendment to Belo Supplemental Executive Retirement Plan as
                               Amended and Restated Effective January 1, 2000                            N/A

         12   Ratio of Earnings to Fixed Charges                                                          --

         27   Financial Data Schedule                                                                     --