Form 10-K
period 2000-12-31
BELO CORP
filed 2001-03-13
CIK 356080

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-8598

                                   BELO CORP.
                        (FORMERLY A. H. BELO CORPORATION)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on February 28, 2001, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,757,255,166.*

Shares of Common Stock outstanding at February 28, 2001: 109,480,862 shares. (Consisting of 90,658,142 shares of Series A Common Stock and 18,822,720 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 9, 2001 are incorporated by reference into Part III (Items 10, 11, 12 and 13). Also incorporated by reference into Part II are certain items included in the Company's 2000 Annual Report to Shareholders (Items 5, 6, 7, 7A and 8).

                                   BELO CORP.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                      PART I

Item 1.    Business..........................................................................................    1
Item 2.    Properties........................................................................................    9
Item 3.    Legal Proceedings.................................................................................   10
Item 4.    Submission of Matters to a Vote of Security Holders...............................................   10

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................   10
Item 6.    Selected Financial Data...........................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............   11
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.......................................   11
Item 8.    Financial Statements and Supplementary Data ......................................................   11
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   11

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................................................   11
Item 11.   Executive Compensation............................................................................   11
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................   11
Item 13.   Certain Relationships and Related Transactions....................................................   11

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................................   11

Signatures ..................................................................................................   16

                                     PART I

ITEM 1.  BUSINESS

     Belo Corp. ("Belo" or the "Company") is one of the nation's largest media companies, with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. The Company operates news and information franchises in some of America's most dynamic markets and regions, including Texas, the Pacific Northwest, the Southwest, Rhode Island, and the mid-Atlantic region. Belo owns 17 television stations (six in the top 17 markets) reaching 13.7 percent of U.S. television households. In addition, Belo owns or operates six cable news channels and manages three television stations through local marketing agreements ("LMAs"). Belo publishes four daily newspapers including The Dallas Morning News, The Providence Journal and The Press-Enterprise in Riverside, California.

     Effective January 1, 2001, Belo officially changed its name from A. H. Belo Corporation to Belo Corp. The change was achieved through the merger of a newly organized Delaware subsidiary named Belo Corp. with A. H. Belo Corporation.

     Six of the Company's television stations are located in four major metropolitan areas which are among the fastest growing in the country: WFAA-TV
(ABC) in Dallas/Fort Worth, KHOU-TV (CBS) in Houston, KING-TV (NBC) and KONG-TV (Independent or "IND") in Seattle/Tacoma and KTVK-TV (IND) and KASW-TV (Warner Brothers Network or "WB") in Phoenix. These stations are located in the top 17 television markets. Belo has nine stations in the top 30 markets, 14 stations in the top 50 markets, and network affiliations as follows: four ABC affiliates, five CBS affiliates, four NBC affiliates, two independent stations, one WB affiliate and one FOX affiliate. Twelve of the Company's 17 stations are ranked either number one or two in overall sign-on/sign-off audience delivery.

     Belo's television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo's television stations have garnered 15 Alfred I. duPont-Columbia Awards, 11 George Foster Peabody Awards and 19 Edward R. Murrow Awards - the industry's most prestigious honors.

     Belo's Publishing Division is headed by The Dallas Morning News, which has the country's seventh-largest Sunday circulation and ninth-largest daily circulation, followed by The Providence Journal, the leading newspaper in terms of both advertising and circulation in Rhode Island and southeastern Massachusetts and The Press-Enterprise, a daily newspaper serving Riverside, California. Belo also owns the Denton Record-Chronicle in Denton, Texas and operates certain commercial printing businesses.

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

     Belo Interactive, Inc. ("Belo Interactive"), Belo's Internet subsidiary, includes 35 Web sites, several interactive alliances and a broad range of Internet-based products and services.

     Belo's cable news operations include Northwest Cable News ("NWCN") and Texas Cable News ("TXCN"), which provide regional news coverage in a comprehensive 24-hour a day format, utilizing the news resources of the television stations and newspapers owned by the Company in the Pacific Northwest and Texas. The Company also operates four cable news channels in partnership with Cox Communications and others, which provide local market coverage in New Orleans, LA (NewsWatch on Channel 15), Phoenix, AZ (Arizona NewsChannel and iMas! Arizona) and Norfolk, VA (Local News on Cable). These cable news channels also utilize the news resources of the television stations owned by the Company in those markets. iMas! Arizona is the Southwest's first Spanish-language cable news, information and sports channel. The channel went on-air in September 2000 and provides in-depth coverage of local issues and stories in the community. In 2000, Belo announced the formation of news partnerships with Time Warner Cable that call for the creation of 24-hour news channels in Houston and San Antonio. The relationship combines the resources of Belo, Texas' oldest and largest media company, with those of Time Warner Cable, Texas' largest cable operator.

     The Company believes the success of its media franchises is built upon providing local and regional news, information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided Belo's success for 159 years.

     Note 14 to the Consolidated Financial Statements, which is included in Belo's Annual Report to Shareholders, contains information about the Company's industry segments for the years ended December 31, 2000, 1999 and 1998.

                             TELEVISION BROADCASTING

     The Company's television broadcasting operations began in 1950 with the acquisition of WFAA-TV shortly after the station commenced operations. In 1984, the Company expanded its television operations with the purchase of stations in Houston, Sacramento, Hampton/Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired stations in New Orleans and Seattle/Tacoma, respectively. The Providence Journal Company ("PJC") acquisition in February 1997 added nine television stations, including NBC-affiliated KING-TV in Seattle/Tacoma. In accordance with Federal Communications Commission ("FCC" or "Commission") regulations, which at that time prohibited ownership of two or more stations in a single market, Belo exchanged its United Paramount Network ("UPN") affiliate, KIRO-TV, in Seattle/Tacoma for CBS affiliate KMOV-TV in St. Louis in June 1997. In October 1997, Belo acquired CBS affiliate KENS-TV in San Antonio. In June 1999, Belo acquired KVUE-TV, the ABC affiliate in Austin in exchange for KXTV, the Company's ABC affiliate in Sacramento. KASA-TV (FOX) in Albuquerque and KHNL-TV (NBC) in Honolulu were sold in October 1999, and KTVK-TV (IND) in Phoenix was acquired in November 1999. On March 1, 2000, Belo acquired KONG-TV
(IND) in Seattle/Tacoma and KASW-TV (WB) in Phoenix, which were previously operated by Belo under LMAs. At the end of December 2000, Belo sold KOTV (CBS) in Tulsa and in January 2001, Belo agreed to acquire KTTU-TV (UPN) in Tucson. The acquisition of KTTU-TV, currently managed by Belo under an LMA, is subject to FCC approval, which remains pending.

     The following table sets forth information for each of the Company's stations (including stations with which it has an LMA) and their markets:

                                                                                Number of    Station    Station
                          Market                                                Commercial   Rank in    Audience
                           Rank                   Year      Network             Stations in   Market    Share in
         Market            (1)       Station    Acquired  Affiliation Channel    Market(2)      (3)     Market(4)
------------------------- ------     -------    --------  ----------- -------   -----------   -------   ---------
Dallas/Fort Worth             7      WFAA-TV      1950       ABC         8          15         1          14
Houston                      11      KHOU-TV      1984       CBS        11          16         2          13
Seattle/Tacoma               12      KING-TV      1997       NBC         5          14         1          15
Seattle/Tacoma               12      KONG-TV      2000       IND        16          14         6           2
Phoenix                      17      KTVK-TV      1999       IND         3          12         1*         11
Phoenix                      17      KASW-TV      2000       WB         61          12         6*          5
St. Louis                    22      KMOV-TV      1997       CBS         4           8         2          15
Portland                     23      KGW-TV       1997       NBC         8           8         1*         13
Charlotte                    28      WCNC-TV      1997       NBC        36           8         3           9
San Antonio                  37      KENS-TV      1997       CBS         5          10         1*         13
San Antonio [LMA]            37      KBEJ-TV        --       UPN         2          10         6           2
Hampton/Norfolk              41      WVEC-TV      1984       ABC        13           7         3          11
New Orleans                  42      WWL-TV       1994       CBS         4           8         1          21
Louisville                   48      WHAS-TV      1997       ABC        11           9         1*         13
Austin                       58      KVUE-TV      1999       ABC        24           6         1          16
Tucson                       71      KMSB-TV      1997       FOX        11           9         4           7
Tucson [LMA]                 71      KTTU-TV        --       UPN        18           9         5*          2
Spokane                      77      KREM-TV      1997       CBS         2           6         1*         15
Spokane [LMA]                77      KSKN-TV        --     UPN/WB       22           6         5           2
Boise                       123      KTVB-TV      1997       NBC         7           6         1          23

     (1) Market rank is based on the relative size of the television market Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 2000 Nielsen estimates.

     (2) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.

     (3) Station rank is derived from the station's rating, which is based on November 2000 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.

     (4) Station audience share is based on November 2000 Nielsen estimates of the number of television households tuned to the Company's station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

* Tied with one or more other stations in the market.

     Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (ABC, CBS, NBC and FOX). The second category is comprised of stations affiliated with newer national networks, such as UPN, WB and Paxson Communications Corporation ("PAX TV"). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenues of a television station because the audience ratings generated by a network's programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station's programming and market size.

     The Company's network affiliation agreements generally provide the station with the exclusive right to broadcast in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Stations generally receive a specified amount of network compensation for broadcasting network programming. To the extent that a station's preemptions of network programming exceed a designated amount, that compensation may be reduced. These payments are also subject to decreases by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice. The Company has network affiliation agreements in place with ABC, CBS, NBC, FOX and WB. Belo's three stations with which it has LMAs have affiliation agreements with UPN and one has a secondary affiliation with WB.

                              NEWSPAPER PUBLISHING

     The Company's principal newspaper, The Dallas Morning News, was established in 1885. The Company acquired The Providence Journal in February 1997 and The Press-Enterprise in July 1997. In June 1999, Belo acquired the Denton Record-Chronicle in Denton, Texas. The Company sold The Gleaner in Henderson, Kentucky, The Eagle in Bryan-College Station, Texas, and the Messenger-Inquirer in Owensboro, Kentucky, effective November 1, December 1 and December 31, 2000, respectively.

     The following table sets forth information concerning the Company's daily newspaper operations:

                                                         2000                               1999
                                            ------------------------------     -----------------------------
                                                Daily          Sunday              Daily         Sunday
         Newspaper            Location      Circulation(1)  Circulation(1)     Circulation(1) Circulation(1)
         ---------            --------      --------------  --------------     -------------- --------------
The Dallas Morning News      Dallas, TX          520,157        785,758            518,548        781,959
The Providence Journal     Providence, RI        162,358        230,636            166,888        237,629
The Press-Enterprise        Riverside, CA        166,935        174,636            165,043        171,813
Denton Record-Chronicle      Denton, TX           15,835         19,443             15,967         18,808

(1) Average paid circulation for the six months ended September 30, 2000 and 1999, respectively, according to the Audit Bureau of Circulation's FAS-FAX report, except for The Providence Journal, for which 2000 circulation data is taken from the Audit Bureau of Circulation's FAS-FAX supplement; and except for the Denton Record-Chronicle, for which 2000 circulation data is taken from the Certified Audit of Circulations Report for the six-month period ended September 30, 2000 and 1999 circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 1999.

     The Company's three largest newspapers, The Dallas Morning News, The Providence Journal and The Press-Enterprise, provide coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the 12 counties surrounding Dallas. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout Riverside County and the inland southern California area. The Company recently began distributing its first international publication in Mexico, The Dallas Morning News Express, utilizing news content from its other newspapers.

     The basic material used in publishing Belo's newspapers is newsprint. During 2000, Belo's publishing operations consumed approximately 269,000 metric tons of newsprint at an average cost of $520 per metric ton. Consumption of newsprint in the previous year was approximately 266,000 metric tons at an average cost per metric ton of $487. At present, newsprint is generally purchased from four suppliers. In addition, The Providence Journal and The Press-Enterprise purchased approximately 56 percent and 73 percent, respectively, of their newsprint from other suppliers under long-term contracts. These contracts provide for certain minimum purchases per year at rates commonly available throughout the region. Management believes its sources of newsprint, along with available alternate sources, are adequate for its current needs.

                                   COMPETITION

     The success of broadcasting operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. Competition for advertising revenues at Belo's television stations, as well as its daily newspapers, Web sites and cable news stations, include other television stations and newspapers (including those owned and operated by Belo), direct broadcast satellite ("DBS"), radio stations, cable television systems, outdoor advertising, the Internet, magazines and direct mail advertising.

     The four major national television networks are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.

     The Dallas Morning News' primary newspaper competitor in certain areas of the Dallas/Fort Worth market is the Fort Worth Star-Telegram. The Providence Journal has five competing daily newspapers in the Rhode Island market and The Press-Enterprise has four daily newspaper competitors in the Riverside County market.

     The entry of local telephone companies and other multichannel video programming distributors into the market for video programming services has also had an impact on competition in the television industry. Belo is unable to predict the effect that these or other technological and related regulatory changes will have on the television industry or on the future results of Belo's operations.

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

     The current license expiration dates for each of Belo's television broadcast stations are as follows: WVEC-TV, October 1, 2004; WCNC-TV, December 1, 2004; WWL-TV, June 1, 2005; WHAS-TV, August 1, 2005; KMOV-TV, February 1, 2006; KENS-TV, August 1, 2006; KHOU-TV, August 1, 2006; KVUE-TV, August 1, 2006; WFAA-TV, August 1, 2006; KASW-TV, October 1, 2006; KMSB-TV, October 1, 2006; KTVB-TV, October 1, 2006; KTVK-TV, October 1, 2006; KING-TV, February 1, 2007; KONG-TV, February 1, 2007; KGW-TV, February 1, 2007; and KREM-TV, February 1, 2007. The current license expiration dates for each of the television broadcast stations with which the Company has an LMA are as follows: KBEJ-TV, August 1, 2006; KTTU-TV, October 1, 2006; and KSKN-TV, February 1, 2007.

     OWNERSHIP RULES. The Commission's ownership rules, as modified pursuant to the 1996 Act and in recently concluded FCC proceedings, limit the aggregate audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 35 percent of the total national audience. FCC rules also place certain limits on common ownership, operation and control of, or cognizable or "attributable" interests or voting power in:

     o    Television stations serving the same area;

     o    Television stations and radio stations serving the same area;

     o    Television stations and daily newspapers serving the same area; and

     o    Television stations and cable systems serving the same area.

     The FCC's ownership rules affect the number, type and location of newspaper, broadcast and cable television properties that Belo might acquire in the future. For example, under current FCC rules, Belo generally may not acquire any daily newspaper or cable television property in a market where it now owns or has an interest in a television station deemed attributable under FCC rules. Belo's ownership of The Dallas Morning News and WFAA-

TV, which are both located in the Dallas/Fort Worth DMA, predates the adoption of the FCC's rules regarding newspaper/broadcast cross-ownership and was "grandfathered" by the FCC.

     In August 1999, the FCC concluded long-standing proceedings to review and revise certain of its rules regulating television station ownership and the standards used to determine what types of interests are considered to be attributable under its rules. As modified in 1999, and in an order on reconsideration issued in January 2001, one of these rules, the so-called "duopoly" rule, permits a party to own two or more television stations that (1) are located in separate DMAs or (2) are located in the same DMA, but do not have overlapping Grade B service contours. In addition, a party may acquire a second television station in the same DMA where it already owns or has an interest in a television station, if (1) at least eight television "voices" (independently owned and operated stations whose Grade B signals overlap the Grade B contour of at least one of the stations in the proposed combination, excluding LMAs) will remain in the market following the acquisition of the new television station and
(2) one of the two stations is not ranked among the top four stations in the market based on Nielsen audience share ratings. It is pursuant to this new rule that on March 1, 2000, Belo acquired KONG-TV and KASW-TV, which are located in the same DMA as Belo's stations KING-TV and KTVK-TV, respectively. This new rule also provides the basis for Belo's proposed acquisition of KTTU-TV in Tucson, which is located in the same DMA as Belo's KMSB-TV. In addition, the FCC's rules provide that future waivers of the duopoly restrictions will be available to permit acquisition of "failed" or "failing" stations or unbuilt stations, subject to certain conditions.

     In its August 1999 decision, as modified by the January 2001 reconsideration orders, the FCC relaxed its restrictions on the common ownership of television and radio stations. The new FCC rules generally permit the common ownership of up to two television and six radio stations, or one television and seven radio stations, provided at least 20 independent media "voices" would remain in the market. In addition, the FCC's new rules provide that future waivers of the television/radio ownership restrictions generally will be available to permit the acquisition of "failed" stations.

     The FCC's January 2001 reconsideration orders made several minor changes to the Commission's attribution rules. Under the FCC's attribution rules as they stand after the reconsideration orders, the following relationships and interests generally are attributable for purposes of the agency's broadcast ownership restrictions:

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

     Under the 1996 Act, the Commission must review all of its broadcasting ownership rules biennially to determine if they remain necessary in the public interest. In June 2000, the FCC completed its 1998 biennial review of its rules and decided to retain the 35 percent national television ownership limitation, the cable system/television station cross-ownership rule, and the limit on the number of radio stations a company may own in a given market. In addition, the FCC proposed to consider limited changes to the newspaper/broadcast cross-ownership rule, but has not yet initiated a proceeding on that issue. In January 2001, the FCC also completed its 2000 biennial review, making no additional relevant changes to its ownership rules.

     PROGRAMMING AND OPERATIONS. The FCC has significantly reduced its regulation of the programming and other operations of broadcast stations in recent years, including elimination of formal ascertainment requirements and guidelines concerning the amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network/affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, accessibility of television programming to audience members who are visually or hearing disabled, application procedures and other areas affecting the business or operations of broadcast stations. The courts have refused to overturn the FCC's invalidation of most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. In October 2000, the U.S. Court of Appeals for the D.C. Circuit ordered the FCC to suspend application of the personal attack and political editorializing rules, which had their origins in the Fairness Doctrine and which required broadcasters to provide free response time to certain individuals or groups. The FCC may consider re-instituting fairness obligations at a later date.

     The Children's Television Act of 1990 limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The Commission subsequently adopted stricter children's programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children's educational programming per week. In October 2000, the FCC extended indefinitely the requirement that broadcasters report on their children's programming activities on a quarterly basis, and the agency now is considering a requirement that broadcasters place their children's programming reports on their own Web sites. To date, the Commission has not resolved this issue.

     Broadcasters also are required to place "issues/programs lists" in their public inspection files to provide their communities with information on their level of "public interest" programming. In October 2000, the Commission commenced a proceeding seeking comment on whether it should adopt a standardized form for this purpose and whether it should require television broadcasters to post the new form, as well as all other documents in their public inspection files, either on station Web sites or the Web sites of state broadcasters associations. This proceeding remains pending before the FCC.

     In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's longstanding Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC responded to the court's ruling in September 1998 by suspending certain reporting requirements and commencing a proceeding to consider new rules that would not be subject to the court's constitutional objections. In January 2000, the FCC adopted new EEO rules, which:

     o Required broadcast licensees to widely disseminate information about job openings to all segments of the community;

     o Gave broadcasters the choice of implementing two FCC-suggested supplemental recruitment measures or, alternatively, designing their own broad recruitment/outreach programs; and

     o Imposed significant reporting requirements concerning broadcasters' recruitment efforts.

     The Commission also reinstated its former requirement that broadcasters file annual employment reports with the FCC.

     In January 2001, however, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's new EEO rules. The Commission thereafter suspended the rules, except for the general obligation not to engage in employment discrimination based on race, color, religion, national origin or sex. The Commission has several procedural options which it may pursue in order to revive at least some part of its EEO rules, including filing a petition with the U.S. Supreme Court or opening a new proceeding. At this time, it is difficult to predict how long the suspension period may last and what actions the Commission may take in this area in the future.

     The FCC has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between having a right to mandatory carriage on local cable systems ("must-carry rights") or a right to restrict or prevent cable systems from carrying the station's signal without the station's permission ("retransmission consent"). The Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services.

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

     On April 3, 1997, a second channel on which to initially provide separate DTV programming or simulcast its analog programming was assigned to all broadcasters holding a license to operate a full-power television station or a construction permit for such a station. These second channels are assigned for an eight-year transition period scheduled to end in 2006. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the 10 largest markets were required to be on the air with a digital signal by May 1, 1999. Several stations in large markets voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998. The Company's stations in Dallas, Houston and Seattle met the accelerated schedule. Affiliates of the four major networks in the top 30 markets were required to begin transmitting digital signals by November 1999. Belo's stations in St. Louis, Portland and Charlotte each met this schedule. All other commercial broadcasters must follow suit by May 1, 2002. Belo's remaining stations expect to meet this schedule. At the end of the transition period, analog television transmissions will cease, and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum. Some of the vacated spectrum has been allocated to public safety transmissions, while the remainder will be auctioned for use by other telecommunications services.

     In January 2001, the FCC issued a further order on DTV transition issues which sets a number of deadlines for commercial broadcasters. By December 31, 2003, commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) must elect the channel they will use for broadcasting after the transition is concluded. On December 31, 2004, commercial broadcasters not replicating their existing analog service areas will lose interference protection in those portions of their existing service areas not covered by their digital signal. On that same date, commercial broadcasters must also provide a stronger digital signal to their communities of license than was previously required.

     The FCC hopes to complete the full transition to DTV by 2006. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of the television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, as well as other factors, including the pace of DTV receiver production and sales, may cause delays in this transition. The Commission will periodically review the progress of DTV and make adjustments to the 2006 target date, if necessary. In addition, the FCC commenced, but has not completed, a proceeding to consider setting strict time limits within which local zoning authorities must act on zoning petitions by local television stations.

     In January 2001, the FCC issued an order addressing the must-carry rights of digital television broadcasters. Although the Commission deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV, the Commission did determine the following:

     o Digital-only television stations may immediately assert carriage rights on local cable systems;

     o Television stations that return their analog spectrum and convert to digital operations are entitled to must-carry rights; and

     o A digital-only station asserting must-carry rights is entitled only to carriage of a single programming stream and other "program-related" content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

     In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees. Specifically, the Commission requested information in four general areas:

     o The new flexibility and capabilities of digital television, such as multiple channel transmission;

     o Service to local communities, including information on public interest activities and disaster relief;

     o Enhancing access to the media by persons with disabilities and using DTV to encourage diversity in the digital era; and

     o    Enhancing the quality of political discourse.

In commencing the proceeding, the FCC did not propose specific new rules or policies, but stated that it was seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV.

     In addition, the FCC has commenced, but not completed, a proceeding specifically addressing the children's programming obligations of DTV broadcast licensees and how the current children's programming rules should apply to DTV. In this proceeding, the Commission is considering a number of measures that might increase licensees' current obligation to air at least three hours of educational programming per week.

     SATELLITE TRANSMISSION OF LOCAL TELEVISION SIGNALS. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to Direct Broadcast Satellite ("DBS") viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. As part of those rulemakings, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. Stations in affected markets are required to make must-carry elections by June of 2001. These provisions have been challenged in federal court. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate).

     The foregoing does not purport to be a complete summary of all the provisions of the Act, other applicable statutes or the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and Belo cannot predict the outcome of any such litigation or the impact on its business.

                                    EMPLOYEES

     As of December 31, 2000, the Company had approximately 7,245 full-time employees. Belo has approximately 1,000 employees who are represented by various employee unions. Approximately one-half of these employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations. Belo believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     At December 31, 2000, Belo owned broadcast operating facilities in the following U. S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING and KONG); Phoenix, Arizona (KTVK and KASW); Portland, Oregon
(KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); New Orleans, Louisiana (WWL); Norfolk, Virginia (WVEC); Louisville, Kentucky (WHAS); Austin, Texas (KVUE); Tucson, Arizona (KMSB); Spokane, Washington (KREM); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri. Three of the Company's broadcast facilities use broadcast towers that are jointly owned with another television station in the same market (WFAA, KGW and KENS). The broadcast towers associated with the Company's other television stations are wholly-owned by the Company.

     The Company leases a facility in Washington, D.C. that is used by its broadcasting and publishing operations for the gathering and distribution of news from the nation's capital. This facility includes a broadcast studio as well as general office space.

     The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas where eight high-speed offset presses are housed to print The Dallas Morning News. The eighth press, providing improved production capacity and greater flexibility, began operations in the fourth quarter of 2000. Certain other operations of The Dallas Morning News are housed in a Company-owned, four-story building in downtown Dallas.

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

     Each of Belo's three large-market newspapers' facilities is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy. The Company also owns a newspaper production facility in Denton, Texas.

     TXCN's operations are conducted from a fully-equipped digital television facility located in downtown Dallas. NWCN conducts its regional cable news operations from the KING facility.

     The Company's corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices located in downtown Dallas in an office building owned by the Company.

     The operations of Belo Interactive are located at each of Belo's individual operating units and in leased office space in downtown Dallas.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the heading "Market Data" and "Note 9:
Common and Preferred Stock" contained in the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the heading "Selected Financial Data" contained in the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information set forth under the heading "Market Risks" contained in the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," together with the "Report of Independent Auditors" contained in the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Election of Directors," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation and Other Matters" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements referenced in Item 8 are incorporated herein by reference to the 2000 Annual Report to Shareholders, a portion of which is filed as Exhibit 13 to this Form 10-K.

     (2) The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the 2000 Annual Report to Shareholders.

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

         3.4 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form
                10-K)

         3.5 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form
                10-K)

         3.6 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1998 (the "2nd Quarter 1998 Form 10-Q"))

         3.7 * Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit
                99.2 to Belo's Current Report on Form 8-K filed with the
                Commission on December 29, 2000)

         3.8  * Amended Certificate of Designation of Series A Junior
                Participating Preferred Stock of the Company dated May 4, 1988
                (Exhibit 3.7 to the 1999 Form 10-K)

         3.9  * Certificate of Designation of Series B Common Stock of the
                Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

         3.10   Amended and Restated Bylaws of the Company, effective December
                31, 2000

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.10 above.

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

         4.6 Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998

         4.7    Instruments defining rights of debt securities:

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

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
         10.2   Compensatory plans:

               ~(1)     Belo Savings Plan:

                    *   (a) Belo Savings Plan Amended and Restated July 1,
                            2000 (Exhibit 10.2(1) to the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            June 30, 2000 (the "2nd Quarter 2000 Form 10-Q"))

                        (b) First Amendment to the Belo Savings Plan effective
                            December 31, 2000

               ~(2)     Belo 1986 Long-Term Incentive Plan:

                    *   (a) Belo Corp. 1986 Long-Term Incentive Plan
                            (Effective May 3, 1989, as amended by Amendments 1,
                            2, 3, 4 and 5) (Exhibit 10.3(2) to the Company's
                            Annual Report on Form 10-K dated March 10, 1997 (the
                            "1996 Form 10-K"))

                    *   (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.3(2)(b) to the 1997 Form 10-K)

                    *   (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

                    *   (d) Amendment No. 8 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form
                            10-Q)

               ~(3) * Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit
                        10.3(3) to the 1997 Form 10-K)

                    *   (a) Amendment to 1995 Executive Compensation Plan, dated
                            July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter
                            1998 Form 10-Q)

                    *   (b) Amendment to 1995 Executive Compensation Plan,
                            dated December 16, 1999 (Exhibit 10.3(3)(b) to the
                            1999 Form 10-K)

               ~(4) *   Management Security Plan (Exhibit 10.3(1) to the 1996
                        Form 10-K)

                    *   (a) Amendment to Management Security Plan of Belo Corp.
                            and Affiliated Companies (as Restated Effective
                            January 1, 1982) (Exhibit 10.2(4)(a) to the 1999
                            Form 10-K)

               ~(5) *   Belo Supplemental Executive Retirement Plan

                    *   (a) Belo Supplemental Executive Retirement Plan As
                            Amended and Restated Effective January 1, 2000
                            (Exhibit 10.2(5)(a) to the 1999 Form 10-K)

                    *   (b) First Amendment to Belo Supplemental Executive
                            Retirement Plan as Amended and Restated Effective
                            January 1, 2000, dated July 27, 2000 (Exhibit
                            10.2(5) to the 2nd Quarter 2000 Form 10-Q)

              ~(6)  *   Belo 2000 Executive Compensation Plan (Exhibit 4.15 to
                        Belo's Registration Statement on Form S-8
                        (No. 333-43056) filed with the Commission on August 4,
                        2000)

              ~(7)      Retirement Agreement between the Company and Ward L.
                        Huey, Jr., dated November 3, 2000

         12    Ratio of Earnings to Fixed Charges

         13    Portions of the 2000 Annual Report to Shareholders (Items 5, 6,
               7, 7A and 8)

         21    Subsidiaries of the Company

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
         23       Consent of Ernst & Young LLP

         24       Power of Attorney (set forth on the signature page(s) hereof)

(b)  Reports on Form 8-K.

     During the last quarter covered by this report, a report on Form 8-K was filed on December 29, 2000, containing information under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" concerning the change of the Company's name from A. H. Belo Corporation to Belo Corp.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BELO CORP.
                                            (formerly A. H. Belo Corporation)


                                            By: /s/ Robert W. Decherd
                                                --------------------------------
                                                Robert W. Decherd
                                                Chairman of the Board, President
                                                   & Chief Executive Officer

                                            Dated:  March 13, 2001


                                POWER OF ATTORNEY

     The undersigned hereby constitute and appoint Robert W. Decherd, Michael J. McCarthy and Dunia A. Shive and each of them, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              SIGNATURE                                  TITLE                              DATE
              ---------                                  -----                              ----
/s/ Robert W. Decherd                         Chairman of the Board, President         March 13, 2001
------------------------------------          & Chief Executive Officer
Robert W. Decherd

/s/ Burl Osborne                              Director, President/Publishing           March 13, 2001
------------------------------------          Division and Publisher/
Burl Osborne                                  The Dallas Morning News

/s/ John W. Bassett, Jr.                      Director                                 March 13, 2001
------------------------------------
John W. Bassett, Jr.

/s/ Henry P. Becton, Jr.                      Director                                 March 13, 2001
------------------------------------
Henry P. Becton, Jr.

/s/ Judith L. Craven, M.D., M.P.H.            Director                                 March 13, 2001
------------------------------------
Judith L. Craven, M.D., M.P.H.

/s/ Roger A. Enrico                           Director                                 March 13, 2001
------------------------------------
Roger A. Enrico

/s/ Stephen Hamblett                          Director                                 March 13, 2001
------------------------------------
Stephen Hamblett

/s/ Dealey D. Herndon                         Director                                 March 13, 2001
------------------------------------
Dealey D. Herndon

              SIGNATURE                                  TITLE                              DATE
              ---------                                  -----                              ----
/s/ Laurence E. Hirsch                        Director                                 March 13, 2001
------------------------------------
Laurence E. Hirsch

/s/ Arturo Madrid, Ph.D.                      Director                                 March 13, 2001
------------------------------------
Arturo Madrid, Ph.D.

/s/ Hugh G. Robinson                          Director                                 March 13, 2001
------------------------------------
Hugh G. Robinson

/s/ William T. Solomon                        Director                                 March 13, 2001
------------------------------------
William T. Solomon

/s/ J. McDonald Williams                      Director                                 March 13, 2001
------------------------------------
J. McDonald Williams

/s/ Dunia A. Shive                            Executive Vice President/                March 13, 2001
------------------------------------          Chief Financial Officer
Dunia A. Shive


                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
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

         3.4 Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form
                10-K)

         3.5 Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form
                10-K)

         3.6 Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1998 (the "2nd Quarter 1998 Form 10-Q"))

         3.7 Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit
                99.2 to Belo's Current Report on Form 8-K filed with the
                Commission on December 29, 2000)

         3.8    Amended Certificate of Designation of Series A Junior
                Participating Preferred Stock of the Company dated May 4, 1988
                (Exhibit 3.7 to the 1999 Form 10-K)

         3.9    Certificate of Designation of Series B Common Stock of the
                Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

         3.10   Amended and Restated Bylaws of the Company, effective December
                31, 2000

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.10 above.

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

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
         4.5    Supplement No. 1 to Amended and Restated Rights Agreement
                between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended September 30,
                1996)

         4.6 Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998

         4.7    Instruments defining rights of debt securities:

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

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
         10.2   Compensatory plans:

               ~(1)     Belo Savings Plan:
                        (a) Belo Savings Plan Amended and Restated July 1,
                            2000 (Exhibit 10.2(1) to the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            June 30, 2000 (the "2nd Quarter 2000 Form 10-Q"))

                        (b) First Amendment to the Belo Savings Plan effective
                            December 31, 2000

               ~(2)     Belo 1986 Long-Term Incentive Plan:

                        (a) Belo Corp. 1986 Long-Term Incentive Plan
                            (Effective May 3, 1989, as amended by Amendments 1,
                            2, 3, 4 and 5) (Exhibit 10.3(2) to the Company's
                            Annual Report on Form 10-K dated March 10, 1997 (the
                            "1996 Form 10-K"))

                        (b) Amendment No. 6 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.3(2)(b) to the 1997 Form 10-K)

                        (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

                        (d) Amendment No. 8 to 1986 Long-Term Incentive Plan
                            (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form
                            10-Q)

               ~(3) Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit
                        10.3(3) to the 1997 Form 10-K)

                        (a) Amendment to 1995 Executive Compensation Plan, dated
                            July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter
                            1998 Form 10-Q)

                        (b) Amendment to 1995 Executive Compensation Plan,
                            dated December 16, 1999 (Exhibit 10.3(3)(b) to the
                            1999 Form 10-K)

               ~(4)     Management Security Plan (Exhibit 10.3(1) to the 1996
                        Form 10-K)

                        (a) Amendment to Management Security Plan of Belo Corp.
                            and Affiliated Companies (as Restated Effective
                            January 1, 1982) (Exhibit 10.2(4)(a) to the 1999
                            Form 10-K)

               ~(5)     Belo Supplemental Executive Retirement Plan

                        (a) Belo Supplemental Executive Retirement Plan As
                            Amended and Restated Effective January 1, 2000
                            (Exhibit 10.2(5)(a) to the 1999 Form 10-K)

                        (b) First Amendment to Belo Supplemental Executive
                            Retirement Plan as Amended and Restated Effective
                            January 1, 2000, dated July 27, 2000 (Exhibit
                            10.2(5) to the 2nd Quarter 2000 Form 10-Q)

               ~(6)     Belo 2000 Executive Compensation Plan (Exhibit 4.15 to
                        Belo's Registration Statement on Form S-8
                        (No. 333-43056) filed with the Commission on August 4,
                        2000)

               ~(7)     Retirement Agreement between the Company and Ward L.
                        Huey, Jr., dated November 3, 2000

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
         12     Ratio of Earnings to Fixed Charges

         13     Portions of the 2000 Annual Report to Shareholders (Items 5, 6,
                7, 7A and 8)

         21     Subsidiaries of the Company

         23     Consent of Ernst & Young  LLP

         24     Power of Attorney (set forth on the signature page(s) hereof)