Form 10-Q
period 2001-03-31
BELO CORP
filed 2001-05-14
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                                   YES  X    NO
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT APRIL 30, 2001
            -----                                  -----------------------------
Common Stock, $1.67 par value                               *109,568,770

* Consisting of 90,700,626 shares of Series A Common Stock and 18,868,144 shares of Series B Common Stock.

================================================================================

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS


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

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                          Three months ended March 31,
--------------------------------------------------------------------------------------
In thousands, except per share amounts (unaudited)              2001           2000
--------------------------------------------------------------------------------------
TOTAL NET OPERATING REVENUES                                 $ 331,547       $ 364,498

OPERATING COSTS AND EXPENSES
 Salaries, wages and employee benefits                         126,182         130,439
 Other production, distribution and operating costs             89,478          90,886
 Newsprint, ink and other supplies                              38,433          38,616
 Depreciation                                                   25,222          24,399
 Amortization                                                   20,396          20,920
                                                             ---------       ---------
         Total operating costs and expenses                    299,711         305,260
                                                             ---------       ---------
              Earnings from operations                          31,836          59,238

OTHER INCOME AND EXPENSE
 Interest expense                                              (30,909)        (31,480)
 Other, net                                                        252             648
                                                             ---------       ---------
         Total other income and expense                        (30,657)        (30,832)

EARNINGS
 Earnings before income taxes                                    1,179          28,406
 Income taxes                                                      556          13,013
                                                             ---------       ---------
         Net earnings                                        $     623       $  15,393

NET EARNINGS PER SHARE
 Basic                                                       $     .01       $     .13
 Diluted                                                     $     .01       $     .13

AVERAGE SHARES OUTSTANDING
 Basic                                                         109,544         118,715
 Diluted                                                       110,093         119,032

DIVIDENDS PER SHARE                                          $    .075       $     .07

--------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

-----------------------------------------------------------------------------------------------------------
                                                                             March 31,         December 31,
Dollars in thousands  (Current year unaudited)                                 2001                2000
-----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                                   $   82,833          $   87,680
     Accounts receivable, net                                                 226,628             274,555
     Other current assets                                                      61,685              58,790
                                                                           ----------          ----------
         Total current assets                                                 371,146             421,025

Property, plant and equipment, net                                            625,988             637,645
Intangible assets, net                                                      2,689,958           2,710,209
Other assets                                                                  125,048             124,381
                                                                           ----------          ----------
         Total assets                                                      $3,812,140          $3,893,260
                                                                           ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $   52,616          $   74,979
     Accrued expenses                                                         104,014             127,163
     Other current liabilities                                                 64,491             100,541
                                                                           ----------          ----------
         Total current liabilities                                            221,121             302,683

Long-term debt                                                              1,804,900           1,789,600
Deferred income taxes                                                         404,837             404,221
Other liabilities                                                              46,544              47,348

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized 5,000,000 shares;
         none issued
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares
         Series A:  Issued 90,680,734 shares at March 31, 2001
          and 90,993,229 shares at December 31, 2000                          151,437             151,959
         Series B:  Issued 18,851,236 shares at March 31, 2001
          and 18,860,440 shares at December 31, 2000                           31,481              31,497
      Additional paid-in capital                                              824,896             825,103
      Retained earnings                                                       326,924             340,849
                                                                           ----------          ----------
          Total shareholders' equity                                        1,334,738           1,349,408
                                                                           ----------          ----------

              Total liabilities and shareholders' equity                   $3,812,140          $3,893,260
                                                                           ==========          ==========
-----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                  Three months ended March 31,
-----------------------------------------------------------------------------------------------
In thousands (unaudited)                                            2001               2000
-----------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                                $     623           $  15,393
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                         45,618              45,319
              Deferred income taxes                                  1,127                 610
              Non-cash expenses                                      2,645               3,704
              Other, net                                              (844)             (5,025)
              Net change in current assets and liabilities:
                  Accounts receivable                               47,779              17,010
                  Other current assets                              (3,380)              7,614
                  Accounts payable                                 (22,355)            (19,684)
                  Accrued expenses                                 (20,060)             (7,234)
                  Other current liabilities                        (38,484)            (24,169)
                                                                 ---------           ---------
         Net cash provided by operations                            12,669              33,538

INVESTMENTS
     Capital expenditures                                          (14,711)            (30,889)
     Acquisitions                                                       --             (16,100)
     Other investments                                                (566)            (13,198)
     Other, net                                                        845                (277)
                                                                 ---------           ---------
         Net cash used for investments                             (14,432)            (60,464)

FINANCING
     Purchase of treasury shares                                   (12,621)                 --
     Borrowings of debt                                            228,150             319,000
     Repayment of debt                                            (212,858)           (304,662)
     Payment of dividends on stock                                  (8,211)             (8,310)
     Net proceeds from exercise of stock options                     2,456                 227
                                                                 ---------           ---------
         Net cash provided by (used for) financing                  (3,084)              6,255

Net decrease in cash and temporary cash investments                 (4,847)            (20,671)

Cash and temporary cash investments at beginning of period          87,680              45,593
                                                                 ---------           ---------
Cash and temporary cash investments at end of period             $  82,833           $  24,922
                                                                 =========           =========
SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                   $  25,830           $  25,570
     Income taxes paid, net of refunds                           $  43,576           $  45,104
-----------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries

(1) The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain amounts for the prior period have been reclassified to conform to the current year presentation including reclassification of the elimination of intersegment revenues.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

         -----------------------------------------------------------------------------------------------
         Three months ended March 31, (in thousands)                      2001                      2000
         -----------------------------------------------------------------------------------------------
         Weighted average shares for basic earnings per share          109,544                   118,715
         Effect of employee stock options                                  549                       317
                                                                      --------                  --------
         Weighted average shares for diluted earnings per share        110,093                   119,032
         -----------------------------------------------------------------------------------------------

(3) The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. Belo adopted SFAS No. 133 in the first quarter of fiscal 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

(4) In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition in Financial Statements" which summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequent amendments to SAB No. 101 established the implementation date, in the case of the Company, as the quarter ended December 31, 2000. Belo implemented SAB No. 101 in the fourth quarter of 2000. Such implementation had no impact on the Company's consolidated financial statements.

(5) On February 14, 2001, the FASB issued for public comment its tentative decisions on the accounting for goodwill in a revised limited Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill." The comment deadline was March 16, 2001. In April 2001, the FASB reaffirmed, among other things, its tentative decision to use the nonamortization approach to account for purchased goodwill. Under the revised proposal, goodwill would not be amortized, but instead would be tested for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

         The decisions discussed above are tentative, may be changed at future FASB meetings and would not change current accounting until adoption of such standard is permitted by the final Statement. If the above tentative decisions are included in the FASB's final Statement or Interpretation, they would have a material impact on the Company's financial results through the elimination of substantially all of the Company's amortization expense.

(6) Net operating revenues, earnings from operations, depreciation and amortization, operating cash flow by industry segment and consolidated cash flow information are shown below. Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance and liquidity. Operating cash flow should not be considered as a measure of financial performance or liquidity under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements. Because operating cash flow is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating cash flow as presented may not be comparable to other similarly titled measures of other companies.


-------------------------------------------------------------------------------
Three months ended March 31, (in thousands)          2001                2000
-------------------------------------------------------------------------------
NET OPERATING REVENUES
     Broadcasting                                 $ 143,431           $ 152,975
     Newspaper publishing                           181,313             206,117
     Interactive media                                2,898               2,187
     Other                                            3,905               3,219
                                                  ---------           ---------
         Total net operating revenues             $ 331,547           $ 364,498
                                                  =========           =========

EARNINGS FROM OPERATIONS
     Broadcasting                                 $  25,846           $  31,653
     Newspaper publishing                            24,017              43,729
     Interactive media                               (5,186)             (3,545)
     Other                                           (1,172)             (1,508)
     Corporate expenses                             (11,669)            (11,091)
                                                  ---------           ---------
         Total earnings from operations           $  31,836           $  59,238
                                                  =========           =========

DEPRECIATION AND AMORTIZATION
     Broadcasting                                 $  27,815           $  27,991
     Newspaper publishing                            15,259              15,255
     Interactive media                                  739                 237
     Other                                              653                 817
     Corporate                                        1,152               1,019
                                                  ---------           ---------
         Total depreciation and amortization      $  45,618           $  45,319
                                                  =========           =========

OPERATING CASH FLOW (see definition above)
     Broadcasting                                 $  53,661           $  59,644
     Newspaper publishing                            39,276              58,984
     Interactive media                               (4,447)             (3,308)
     Other                                             (519)               (691)
     Corporate                                      (10,517)            (10,072)
                                                  ---------           ---------
         Total operating cash flow                $  77,454           $ 104,557
                                                  =========           =========

CONSOLIDATED CASH FLOW INFORMATION(a)
     Net cash provided by operations              $  12,669           $  33,538
     Net cash used for investments                $ (14,432)          $ (60,464)
     Net cash provided by (used for) financing    $  (3,084)          $   6,255

--------------------------------------------------------------------------------
(a) Cash flow information is provided on a consolidated basis and is as presented in the Consolidated Condensed Statements of Cash Flows included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     The Company is an owner and operator of 17 television stations and publisher of four daily newspapers. The Company also manages three television stations through local marketing agreements ("LMAs") and owns six cable channels in whole or in part. The following table sets forth the Company's major media assets by segment as of March 31, 2001:

-------------------------------------------------------------------------------------------------------------------------
Television Broadcasting
-------------------------------------------------------------------------------------------------------------------------
                                                                 Network
          Market              Market Rank(a)       Station     Affiliation(b)    Status               Acquired
-------------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth                     7              WFAA          ABC           Owned               March 1950
Houston                              11              KHOU          CBS           Owned              February 1984
Seattle/Tacoma                       12              KING          NBC           Owned              February 1997
Seattle/Tacoma                       12              KONG          IND           Owned                 March 2000
Phoenix                              17              KTVK          IND           Owned              November 1999
Phoenix                              17              KASW           WB           Owned                 March 2000
St. Louis                            22              KMOV          CBS           Owned                June 1997
Portland                             23              KGW           NBC           Owned              February 1997
Charlotte                            28              WCNC          NBC           Owned              February 1997
San Antonio                          37              KENS          CBS           Owned              October 1997
San Antonio                          37              KBEJ          UPN            LMA                    (c)
Hampton/Norfolk                      41              WVEC          ABC           Owned              February 1984
New Orleans                          42              WWL           CBS           Owned                June 1994
Louisville                           48              WHAS          ABC           Owned              February 1997
Austin                               58              KVUE          ABC           Owned                June 1999
Tucson                               71              KMSB          FOX           Owned              February 1997
Tucson                               71              KTTU(d)       UPN            LMA                    (d)
Spokane                              77              KREM          CBS           Owned              February 1997
Spokane                              77              KSKN       UPN/WB(e)         LMA                    (d)
Boise                               123              KTVB          NBC           Owned              February 1997
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Newspaper Publishing
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Daily           Sunday
                Newspaper                           Location               Acquired      Circulation(g)   Circulation(g)
-------------------------------------------------------------------------------------------------------------------------
The Dallas Morning News ("DMN")                    Dallas, TX                (f)             522,538         782,748
The Providence Journal ("PJ")                    Providence, RI         February 1997        160,610         229,271
The Press-Enterprise ("PE")                      Riverside, CA            July 1997          172,007         178,631
Denton Record-Chronicle                            Denton, TX             June 1999           16,630          20,428
-------------------------------------------------------------------------------------------------------------------------
Interactive Media
-------------------------------------------------------------------------------------------------------------------------
Belo Interactive, Inc.                Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services(h)
-------------------------------------------------------------------------------------------------------------------------
Other
-------------------------------------------------------------------------------------------------------------------------
Northwest Cable News ("NWCN")         Cable news channel distributed to approximately 2 million homes in the Pacific
                                      Northwest
Texas Cable News ("TXCN")             Cable news channel distributed to approximately 1 million homes in Texas
-------------------------------------------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 2000 Nielsen estimates.

(b) Substantially all the revenue of the Company's television stations is derived from advertising. Less than 4 percent of broadcasting revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c) Belo entered into an agreement to operate KBEJ-TV under an LMA in May 1999; the station's on-air date was August 3, 2000.

(d) Belo has managed KTTU-TV and KSKN-TV under LMAs since February 1997. Belo has agreed to purchase KTTU-TV, subject to Federal Communications Commission ("FCC") approval.

(e) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(f)  The first issue of DMN was published by Belo on October 1, 1885.

(g) Average paid circulation data for DMN, PJ and PE is for the six months ended March 31, 2001 as filed in the Audit Bureau of Circulation ("ABC") FAS-FAX report and is calculated in accordance with ABC guidelines. Circulation data for the Denton Record-Chronicle is as filed in the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2000 and is calculated in accordance with the report guidelines.

(h) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Total net operating revenues declined $32,951 in the first quarter of 2001 as compared to 2000. First quarter 2000 revenues included $14,299 of revenue for The Gleaner in Henderson, Kentucky, The Eagle in Bryan-College Station, Texas, the Messenger-Inquirer in Owensboro, Kentucky and KOTV (CBS) in Tulsa, Oklahoma, companies that were sold in the fourth quarter of 2000. The balance of the 2001 revenue decline related primarily to lower advertising revenues as a result of the slowdown in the U.S. economy.

Salaries, wages and employee benefits declined $4,257 in the first quarter of 2001 as compared to the year earlier period. Salaries, wages and benefits of the companies sold of $6,206 were offset in part by an $1,949 increase in the first quarter of 2001 in salaries, wages and benefits at Belo's other properties.

Other production, distribution and operating costs declined $1,408 in the first quarter of 2001 as compared to the first quarter of 2000, with a $3,179 reduction as a result of the companies sold, partially offset by an increase of $1,771 at Belo's other properties.

Newsprint, ink and other supplies decreased $183 in the first quarter of 2001 as compared to the year earlier period, with a $1,580 reduction due to the companies sold substantially offset by an increase of $1,397 at Belo's remaining properties. The average cost per metric ton of newsprint increased approximately 23 percent in the first quarter of 2001 as compared to the year earlier period due to higher prices. Newsprint consumption decreased approximately 14 percent as compared to the year earlier period.

Depreciation expense increased $823 in the first quarter of 2001, of which amount $1,677 was due to depreciation on prior year capital expenditures at Belo's current companies, partially offset by a $854 decrease in depreciation expense from the companies sold.

Of the $524 decrease in amortization expense in the first quarter of 2001, $909 was associated with the operating companies sold in the fourth quarter of 2000, partially offset by an increase in amortization expense related primarily to 2000 acquisitions.

Interest expense for the first quarter of 2001 of $30,909 was 1.8 percent lower than first quarter 2000 expense of $31,480, reflecting lower average debt levels and lower average interest rates.

The effective tax rate for the first quarter of 2001 was 47.2 percent, compared with 45.8 percent for the first quarter of 2000 due to lower estimated pretax earnings.

As a result of the factors discussed above, net earnings for the first quarter of 2001 were $623 (1 cent per share) as compared to $15,393 (13 cents per share) for the first quarter of 2000.

Segment Results of Operations

To enhance comparability of the Company's results of operations for the quarters ended March 31, 2001 and 2000, certain information below is presented on a proforma segmented basis, "as adjusted", to take into account the 2000 dispositions of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV as though each had occurred at the beginning of the respective periods presented.

                                                          As Reported                                 As Adjusted
                                                         (in thousands)                              (in thousands)
                                                  Three months ended March 31,                  Three months ended March 31,
                                             ----------------------------------------     ---------------------------------------
                                                 2001            2000         % Chg.        2001            2000         % Chg.
                                             -----------     ------------    --------     --------        --------       --------
Net operating revenues
     Broadcasting                             $ 143,431       $ 152,975        (6.2)%     $  143,431       $ 149,051       (3.8)%
     Newspaper publishing                       181,313         206,117       (12.0)%        181,313         195,790       (7.4)%
     Interactive media                            2,898           2,187        32.5%           2,898           2,139        35.5%
     Other                                        3,905           3,219        21.3%           3,905           3,219        21.3%
                                              ---------       ---------                   ----------       ---------
          Segment revenues                    $ 331,547       $ 364,498        (9.0)%     $  331,547       $ 350,199
                                              =========       =========                   ==========       =========       (5.3)%
Operating cash flow(a)
     Broadcasting                             $  53,661       $  59,644       (10.0)%     $   53,661       $  58,752       (8.7)%
     Newspaper publishing                        39,276          58,984       (33.4)%         39,276          56,448      (30.4)%
     Interactive media                           (4,447)         (3,308)      (34.4)%         (4,447)         (3,214)     (38.4)%
     Other                                         (519)           (691)       24.9%            (519)           (691)       24.9%
                                              ---------       ---------                   ----------       ---------
          Segment operating cash flow            87,971         114,629       (23.3)%     $   87,971       $ 111,295      (21.0)%
                                                                                          ==========       =========
     Corporate expenses                         (10,517)        (10,072)       (4.4)%
     Depreciation and amortization              (45,618)        (45,319)       (0.7)%
                                              ---------       ---------
          Earnings from operations            $  31,836       $  59,238       (46.3)%
                                              =========       =========
--------------------------------------------------------------------------------------------------------------------------------

(a) Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance and liquidity. Operating cash flow should not be considered as a measure of financial performance or liquidity under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements. Because operating cash flow is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating cash flow as presented may not be comparable to other similarly titled measures of other companies.

Broadcasting

On a reported basis, broadcasting revenue decreased $9,544, or 6.2 percent, due to the disposition of KOTV in the fourth quarter of 2000 and lower advertising revenues resulting from the slowdown in the U.S. economy, as well as lower political and .com advertising revenues in the first quarter of 2001 as compared to the first quarter of 2000. Broadcasting cash expenses decreased $3,561, or
3.8 percent, in the first quarter of 2001 as a result of the sale of KOTV and stringent cost controls implemented early in the first quarter of 2001. As a result, on a reported basis, broadcasting operating cash flow decreased $5,983, or 10 percent, in the first quarter of 2001 as compared to the first quarter of 2000.

On an "as adjusted" basis, broadcasting revenue for the first quarter of 2001 was $143,431, a decrease of 3.8 percent compared with first quarter 2000 revenue of $149,051. Broadcast spot revenue decreased 3.6 percent in the first quarter of 2001. Excluding political revenue in both years, spot revenue was down 1.3 percent. Local advertising revenue was up 8.7 percent, while national advertising revenue was down 14.4 percent. The largest national advertising declines were in Seattle and Dallas, due partly to lower .com advertising revenues, and in Seattle, due also to lower political advertising revenues. Local advertising gains were recorded in Houston, Seattle, Phoenix, San Antonio, Austin, Spokane and Boise. Cash operating expenses were down approximately 1 percent due to continued stringent cost controls. An increase of 2.2 percent in direct compensation and benefits was more than offset by a 3.3 percent decline in all other cash expenses.

Broadcasting operating cash flow decreased 8.7 percent, from $58,752 in the first quarter of 2000 to $53,661 in the first quarter of 2001. Broadcasting operating cash flow margins declined to 37.4 percent in the first quarter of 2001 from 39.4 percent in the first quarter of 2000.

Newspaper Publishing

On a reported basis, newspaper publishing revenue decreased $24,804, or 12 percent, due to the sales of The Gleaner, The Eagle and the Messenger-Inquirer and lower advertising revenue as a result of the slowdown in the economy and one fewer Sunday in the first quarter of 2001 than first quarter 2000. Declines were reported in substantially all revenue categories. Publishing cash expenses were down $5,096, or 3.5 percent, as a result of the dispositions, partially offset by higher newsprint costs. As a result, on a reported basis, newspaper publishing operating cash flow declined $19,708, or 33.4 percent.

On an "as adjusted" basis, first quarter 2001 revenues for newspaper publishing were $181,313, or 7.4 percent lower than first quarter 2000 revenues of $195,790, reflecting the significant downturn in classified employment advertising felt by newspapers across the country, the effect of which was greatest at large metropolitan newspapers with significant technical employment categories like DMN. Total advertising revenues were down 8.6 percent. The first quarter of 2000 included one more Sunday than the first quarter of 2001. Adjusting for the extra Sunday in 2000, advertising revenue was down 5.3 percent.

First quarter 2001 revenues at DMN were 7.7 percent lower than the comparable 2000 period (down 4.9 percent adjusting for the extra Sunday in 2000). Classified advertising revenues decreased 10.7 percent in the first quarter due to a 22.5 percent decline in classified employment revenue. The decline in classified employment revenue was offset slightly by classified auto and real estate revenues which were up 10.7 percent and 2.7 percent, respectively. DMN had approximately $5,000 of .com revenues in the first quarter of 2000 with only $1,800 returning in the first quarter of 2001, resulting in a decrease in general advertising revenues of 11.4 percent in the first quarter of 2001. Retail revenue was down 4.6 percent in the first quarter.

PJ and PE reported decreases in first quarter 2001 revenues of 9.5 percent and
3.1 percent, respectively, as compared to first quarter 2000 (down 5.7 percent and 1.4 percent, respectively, after adjusting for the extra Sunday in 2000). Revenues declined in nearly all advertising categories at these papers with the most significant decreases in classified and retail advertising.

On an "as adjusted" basis and excluding newsprint, newspaper publishing cash expenses were flat compared to the first quarter of 2000. Tight cost controls were implemented in early 2001 in response to prevailing economic and advertising conditions. Including an 8.9 percent increase in newsprint expense, newspaper publishing cash expenses were up 1.9 percent. As a result, operating cash flow for newspaper publishing was down $17,172, or 30.4 percent in the first quarter of 2001 as compared to the first quarter of 2000. Newspaper publishing operating cash flow margins during the first quarters of 2001 and 2000 were 21.7 percent and 28.8 percent, respectively.

Interactive Media

On a reported basis, Interactive media revenues, which are derived primarily from advertising, increased 32.5 percent, from $2,187 in the first quarter of 2000 to $2,898 in the first quarter of 2001. Interactive media cash expenses were up 33.7 percent, reflecting increased staffing and levels of operations. As a result, the Interactive media segment reported operating cash flow deficits of $4,447 and $3,308 in the first quarters of 2001 and 2000, respectively.

Other

Other revenues consist of Belo's regional cable news operations, NWCN and TXCN. Other revenues increased 21.3 percent, from $3,219 in the first quarter of 2000 to $3,905 in the first quarter of 2001, reflecting increased revenue at both NWCN and TXCN. Cash expenses increased 13.1 percent as a result of higher salaries, wages and benefits costs as well as higher production, distribution and operating costs. The operating cash flow deficit decreased to $519 in the first quarter of 2001 from $691 in the first quarter of 2000 reflecting a decrease in the cash flow deficit at TXCN between the periods and an increase in cash flow at NWCN.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first quarter of 2001, net cash provided by operations was $12,669, compared with $33,538 for the same period in 2000 due in part to lower net earnings. Tax payments in the first quarter of 2001 included approximately $40,200 for taxes due on fourth quarter 2000 transactions, including the sales of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV and a gain in 2000 from the settlement of a lawsuit brought by the Company against a third party. Total debt increased $15,292 from December 31, 2000 to March 31, 2001.

At March 31, 2001, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6 7/8 percent Senior Notes due 2002; $300,000 of 7 1/8 percent Senior Notes due 2007; $200,000 of 7 3/4 percent Senior Debentures due 2027; and $250,000 of 7 1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At March 31, 2001, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 24 banks under which borrowings were $789,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $9,500 of short-term unsecured notes outstanding at March 31, 2001. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2001, the Company was in compliance with all debt covenant requirements.

The Company paid first quarter 2001 dividends of $8,211 or 7.5 cents per share on Series A and Series B common stock outstanding, compared with $8,310 or 7 cents per share in the first quarter of 2000.

First quarter 2001 capital expenditures were $14,711. Expenditures were primarily for broadcasting equipment purchases, including those for equipment to be used in the transmission of digital television, and publishing equipment purchases.

In the first quarter of 2001, the Company repurchased 683,800 shares of its stock under an existing authorization for the repurchase of 18,116,719 shares as of December 31, 2000. The remaining authorization for the repurchase of shares as of March 31, 2001 was 17,432,919 shares. In addition, the Company also has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. The total cost of the treasury shares purchased in the first quarter of 2001 was $12,621. All shares repurchased during the quarter have been retired.

Other Matters

On January 25, 2001, Belo announced that it had agreed to purchase KTTU-TV, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash, subject to approval by the Federal Communications Commission. Belo currently operates KTTU under a local marketing agreement with Clear Channel Communications, Inc.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.


                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

There are a number of legal proceedings pending against the Company, including several actions for alleged libel and slander incidental to the Company's business. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

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

         3.5 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

      EXHIBIT
       NUMBER   DESCRIPTION
      -------   -----------

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

         3.10 * Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company's Annual Report on Form 10-K dated March 13, 2001 (the "2000 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.10 above.

         4.2 * Specimen Form of Certificate representing shares of the Company's Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

         4.3 * Specimen Form of Certificate representing shares of the Company's Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

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

         4.6 * Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

         4.7    Instruments defining rights of debt securities:

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

                     *  (b) $50 million 6-7/8% Senior Note due 2002 (Exhibit
                            4.6(2)(b) to the 2nd Quarter 1997 Form 10-Q)

                (3)  *  (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                            4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

                     *  (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit
                            4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------
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

                    *  (b) First Amendment to the Belo Savings Plan effective
                           December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

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

     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

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

              ~(7)  *  Retirement Agreement between the Company and Ward L.
                       Huey, Jr., dated November 3, 2000 (Exhibit 10.2(7) to the 2000 Form 10-K)

         12   Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K.

         During the quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BELO CORP.



May 14, 2001                        By: /s/Dunia A. Shive
                                        ----------------------------------------
                                        Dunia A. Shive
                                        Executive Vice President/
                                           Chief Financial Officer

                                        /s/Janice E. Bryant
                                        ----------------------------------------
                                        Janice E. Bryant
                                        Vice President/Controller

                                 EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  12             Ratio of Earnings of Fixed Charges
