Form 10-Q
period 2001-06-30
BELO CORP
filed 2001-08-10
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2001

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

                                    YES  X    NO
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                                            OUTSTANDING AT JULY 31, 2001
                         -----                                            ----------------------------

             Common Stock, $1.67 par value                                         109,901,743*

* Consisting of 90,979,207 shares of Series A Common Stock and 18,922,536 shares of Series B Common Stock.

================================================================================

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................      13


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      13

Item 2.           Changes in Securities and Use of Proceeds......................................      13

Item 3.           Defaults Upon Senior Securities................................................      13

Item 4.           Submission of Matters to a Vote of Security Holders............................      13

Item 5.           Other Information..............................................................      13

Item 6.           Exhibits and Reports on Form 8-K...............................................      14

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                                Three months ended              Six months ended
                                                                     June 30,                        June 30,
                                                            --------------------------      --------------------------
In thousands, except per share amounts
(unaudited)                                                    2001            2000            2001            2000
                                                            ----------      ----------      ----------      ----------

TOTAL NET OPERATING REVENUES                                 $ 361,848      $  412,238      $  693,395      $  776,736

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                     127,589         133,789         253,771         264,228
     Other production, distribution and operating costs         93,120         100,355         182,598         191,241
     Newsprint, ink and other supplies                          38,536          40,766          76,969          79,382
     Depreciation                                               25,086          24,680          50,308          49,079
     Amortization                                               20,373          21,143          40,769          42,063
                                                            ----------      ----------      ----------      ----------

         Total operating costs and expenses                    304,704         320,733         604,415         625,993
                                                            ----------      ----------      ----------      ----------

              Earnings from operations                          57,144          91,505          88,980         150,743

OTHER INCOME AND EXPENSE
     Interest expense                                          (28,205)        (33,296)        (59,114)        (64,776)
     Other, net                                                (29,047)          1,080         (28,795)          1,728
                                                            ----------      ----------      ----------      ----------

         Total other income and expense                        (57,252)        (32,216)        (87,909)        (63,048)

EARNINGS (LOSS)
     Earnings (loss) before income taxes                          (108)         59,289           1,071          87,695
     Income taxes                                                  207          27,030             763          40,043
                                                            ----------      ----------      ----------      ----------

         Net earnings (loss)                                $     (315)     $   32,259      $      308      $   47,652
                                                            ==========      ==========      ==========      ==========

NET EARNINGS PER SHARE
     Basic                                                  $      .00      $      .27      $      .00      $      .40
     Diluted                                                $      .00      $      .27      $      .00      $      .40

AVERAGE SHARES OUTSTANDING
     Basic                                                     109,656         118,762         109,601         118,738
     Diluted                                                   109,656         119,147         110,135         119,089

CASH DIVIDENDS DECLARED PER SHARE                           $     .075      $      .07      $      .15      $      .14


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share data                                         June 30,     December 31,
(Current year unaudited)                                                                2001           2000
                                                                                     ----------    ------------

ASSETS

Current assets:
     Cash and temporary cash investments                                             $   33,213     $   87,680
     Accounts receivable, net                                                           244,589        274,555
     Other current assets                                                                56,535         58,790
                                                                                     ----------     ----------
         Total current assets                                                           334,337        421,025

Property, plant and equipment, net                                                      616,900        637,645
Intangible assets, net                                                                2,658,624      2,710,209
Other assets                                                                             96,132        124,381
                                                                                     ----------     ----------

         Total assets                                                                $3,705,993     $3,893,260
                                                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $   45,760     $   74,979
     Accrued expenses                                                                    90,082        127,163
     Other current liabilities                                                           55,153        100,541
                                                                                     ----------     ----------
         Total current liabilities                                                      190,995        302,683

Long-term debt                                                                        1,738,500      1,789,600
Deferred income taxes                                                                   394,816        404,221
Other liabilities                                                                        49,915         47,348

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 90,955,946 shares at June 30, 2001
          and 90,993,229 shares at December 31, 2000                                    151,896        151,959
         Series B:  Issued 18,892,496 shares at June 30, 2001
          and 18,860,440 shares at December 31, 2000                                     31,551         31,497
      Additional paid-in capital                                                        829,930        825,103
      Retained earnings                                                                 318,390        340,849
                                                                                     ----------     ----------

          Total shareholders' equity                                                  1,331,767      1,349,408
                                                                                     ----------     ----------

              Total liabilities and shareholders' equity                             $3,705,993     $3,893,260
                                                                                     ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                         Six  months ended June 30,
                                                                         --------------------------
In thousands (unaudited)                                                    2001            2000
                                                                         ----------      ----------

OPERATIONS
     Net earnings                                                        $      308      $   47,652
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                                  91,077          91,142
              Deferred income taxes                                          (8,412)           (744)
              Non-cash charge for write-down of Internet investments         28,785              --
              Other, net                                                      6,543           1,051
              Net change in current assets and liabilities:
                  Accounts receivable                                        30,479         (20,074)
                  Other current assets                                        3,103           5,012
                  Accounts payable                                          (29,214)        (16,789)
                  Accrued expenses                                          (18,424)         (5,358)
                  Other current liabilities                                 (53,230)        (28,080)
                                                                         ----------      ----------

         Net cash provided by operations                                     51,015          73,812

INVESTING
     Capital expenditures                                                   (31,015)        (49,042)
     Acquisitions                                                                --         (16,100)
     Investments                                                             (1,493)        (38,283)
     Other, net                                                               1,235          (1,963)
                                                                         ----------      ----------

         Net cash used for investments                                      (31,273)       (105,388)

FINANCING
     Borrowings of debt                                                     840,750         659,300
     Repayment of debt                                                     (891,855)       (611,957)
     Purchase of treasury shares                                            (12,621)        (16,578)
     Payment of dividends on stock                                          (16,430)        (16,632)
     Net proceeds from exercise of stock options                              5,947             719
                                                                         ----------      ----------

         Net cash provided by (used for) financing                          (74,209)         14,852

Net decrease in cash and temporary cash investments                         (54,467)        (16,724)

Cash and temporary cash investments at beginning of period                   87,680          45,593
                                                                         ----------      ----------

Cash and temporary cash investments at end of period                     $   33,213      $   28,869
                                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                           $   63,479      $   68,306
     Income taxes paid, net of refunds                                   $   54,534      $   71,639




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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation, including reclassification of the elimination of intersegment revenues.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000:

                                                              Three months ended           Six months ended
                                                                   June 30,                     June 30,
                                                          -------------------------     -------------------------
                                                             2001           2000           2001           2000
                                                          ----------     ----------     ----------     ----------

         Weighted average shares for basic earnings
              per share                                      109,656        118,762        109,601        118,738
         Effect of employee stock options                         --            385            534            351
                                                          ----------     ----------     ----------     ----------
         Weighted average shares for diluted earnings
              per share                                      109,656        119,147        110,135        119,089
                                                          ==========     ==========     ==========     ==========

(3) On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the provisions of the new standard, goodwill and certain other intangibles will no longer be amortized, but instead will be reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles, is less than its carrying amount. The Company will adopt the new standard on January 1, 2002. The Company has not completed an analysis of the potential impact of application of the impairment test of goodwill; however, amortization of existing goodwill, which was approximately $18,801 and $37,626 for the three and six months ended June 30, 2001, respectively, and estimated to be $75,135 for fiscal year 2001, will cease upon adoption of the new standard.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries

(4) Net operating revenues, earnings from operations, depreciation and amortization, operating cash flow by industry segment and consolidated cash flow information are shown below. Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance and liquidity. Operating cash flow should not be considered as a measure of financial performance or liquidity under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements. Because operating cash flow is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating cash flow as presented may not be comparable to other similarly titled measures of other companies.

                                                       Three months ended              Six months ended
                                                             June 30,                       June 30,
                                                   --------------------------      --------------------------
In thousands                                          2001            2000            2001            2000
                                                   ----------      ----------      ----------      ----------

NET OPERATING REVENUES
     Television group                              $  164,663      $  183,597      $  308,094      $  336,572
     Newspaper group                                  189,650         222,635         370,963         428,752
     Interactive media                                  3,369           2,520           6,267           4,707
     Other                                              4,166           3,486           8,071           6,705
                                                   ----------      ----------      ----------      ----------
         Total net operating revenues              $  361,848      $  412,238      $  693,395      $  776,736
                                                   ==========      ==========      ==========      ==========

EARNINGS FROM OPERATIONS
     Television group                              $   45,818      $   58,277      $   71,664      $   89,930
     Newspaper group                                   33,172          50,402          57,189          94,131
     Interactive media                                 (5,905)         (4,085)        (11,091)         (7,630)
     Other                                             (1,034)         (1,624)         (2,206)         (3,132)
     Corporate expenses                               (14,907)        (11,465)        (26,576)        (22,556)
                                                   ----------      ----------      ----------      ----------
         Total earnings from operations            $   57,144      $   91,505      $   88,980      $  150,743
                                                   ==========      ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION
     Television group                              $   27,678      $   28,453      $   55,493      $   56,444
     Newspaper group                                   15,381          15,235          30,640          30,490
     Interactive media                                    663             234           1,402             471
     Other                                                687             831           1,340           1,648
     Corporate                                          1,050           1,070           2,202           2,089
                                                   ----------      ----------      ----------      ----------
         Total depreciation and amortization       $   45,459      $   45,823      $   91,077      $   91,142
                                                   ==========      ==========      ==========      ==========

OPERATING CASH FLOW (SEE DEFINITION ABOVE)
     Television group                              $   73,496      $   86,730      $  127,157      $  146,374
     Newspaper group                                   48,553          65,637          87,829         124,621
     Interactive media                                 (5,242)         (3,851)         (9,689)         (7,159)
     Other                                               (347)           (793)           (866)         (1,484)
     Corporate                                        (13,857)        (10,395)        (24,374)        (20,467)
                                                   ----------      ----------      ----------      ----------
         Total operating cash flow                 $  102,603      $  137,328      $  180,057      $  241,885
                                                   ==========      ==========      ==========      ==========

CONSOLIDATED CASH FLOW INFORMATION(a)
     Net cash provided by operations                                               $   51,015      $   73,812
     Net cash used for investments                                                 $  (31,273)     $ (105,388)
     Net cash provided by (used for) financing                                     $  (74,209)     $   14,852


(a) Cash flow information is provided on a consolidated basis and is as presented in the Consolidated Condensed Statements of Cash Flows included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS)

     The Company is an owner and operator of 17 television stations and publisher of four daily newspapers. The Company also manages three television stations through local marketing agreements ("LMAs") and owns or operates six cable channels. The following table sets forth the Company's major media assets by group as of June 30, 2001:

Television Group
---------------------------
                                                                 Network
          Market               Market Rank (a)      Station     Affiliation(b)     Status              Acquired
---------------------------  ------------------  ------------   --------------  ------------  --------------------------
Dallas/Fort Worth                     7              WFAA          ABC             Owned              March 1950
Houston                              11              KHOU          CBS             Owned             February 1984
Seattle/Tacoma                       12              KING          NBC             Owned             February 1997
Seattle/Tacoma                       12              KONG          IND             Owned                March 2000
Phoenix                              17              KTVK          IND             Owned             November 1999
Phoenix                              17              KASW           WB             Owned                March 2000
St. Louis                            22              KMOV          CBS             Owned               June 1997
Portland                             23              KGW           NBC             Owned             February 1997
Charlotte                            28              WCNC          NBC             Owned             February 1997
San Antonio                          37              KENS          CBS             Owned             October 1997
San Antonio                          37              KBEJ          UPN              LMA                   (c)
Hampton/Norfolk                      41              WVEC          ABC             Owned             February 1984
New Orleans                          42              WWL           CBS             Owned               June 1994
Louisville                           48              WHAS          ABC             Owned             February 1997
Austin                               58              KVUE          ABC             Owned               June 1999
Tucson                               71              KMSB          FOX             Owned             February 1997
Tucson                               71              KTTU(d)       UPN              LMA                   (d)
Spokane                              77              KREM          CBS             Owned             February 1997
Spokane                              77              KSKN(d)    UPN/WB(e)           LMA                   (d)
Boise                               123              KTVB          NBC             Owned             February 1997

Newspaper Group
-------------------------------------
                                                                                          Daily           Sunday
                Newspaper                       Location               Acquired       Circulation(g)   Circulation(g)
-------------------------------------  --------------------------  ----------------  ----------------  --------------
The Dallas Morning News ("DMN")                Dallas, TX                (f)             522,538         782,748
The Providence Journal ("PJ")                Providence, RI         February 1997        160,610         229,271
The Press-Enterprise ("PE")                  Riverside, CA            July 1997          172,007         178,631
Denton Record-Chronicle                        Denton, TX             June 1999           15,969          20,428

Interactive Media
-------------------------------------
Belo Interactive, Inc.                Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services(h)

Other
-------------------------------------
Northwest Cable News ("NWCN")         Cable news channel distributed to approximately 2 million homes in the Pacific
                                      Northwest
Texas Cable News ("TXCN")             Cable news channel distributed to approximately 1 million homes in Texas

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on May 2001 Nielsen estimates.

(b) Substantially all the revenue of the Company's television stations is derived from advertising. Less than 4 percent of broadcasting revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c) Belo entered into an agreement to operate KBEJ-TV under an LMA in May 1999; the station's on-air date was August 3, 2000.

(d) Belo has managed KTTU-TV and KSKN-TV under LMAs since February 1997. Belo has agreed to purchase KTTU-TV and KSKN-TV, subject to Federal Communications Commission ("FCC") approval.

(e) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(f)  The first issue of DMN was published by Belo on October 1, 1885.

(g) Average paid circulation data for DMN, PJ and PE is for the six months ended March 31, 2001 as filed in the Audit Bureau of Circulation (the "Audit Bureau") FAS-FAX report and is calculated in accordance with Audit Bureau guidelines. Circulation data for the Denton Record-Chronicle is as filed in the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2000 and is calculated in accordance with the report guidelines.

(h) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended June 30, 2001 and 2000

Total net operating revenues declined $50,390 for the three months ended June 30, 2001 as compared to the same period in 2000. Second quarter 2000 revenues included $16,114 of revenue for the following companies that were sold in the fourth quarter of 2000: The Gleaner in Henderson, Kentucky, The Eagle in Bryan-College Station, Texas, the Messenger-Inquirer in Owensboro, Kentucky and KOTV (CBS) in Tulsa, Oklahoma. The balance of the 2001 revenue decline related primarily to lower advertising revenues as a result of the slowdown in the U.S. economy.

Salaries, wages and employee benefits expense declined $6,200 for the second quarter of 2001 as compared to the year earlier period. Salaries, wages and benefits of the companies sold of $6,188 and decreases of $4,473 at Belo's other properties were partially offset by an increase of $4,461 related to early retirement costs and corporate staff reductions.

Other production, distribution and operating costs declined $7,235 in the second quarter of 2001 as compared to the second quarter of 2000, with a $3,321 reduction as a result of the companies sold and decreases of $3,914 at Belo's other properties due to stringent cost controls.

Newsprint, ink and other supplies decreased $2,230 in the second quarter of 2001 as compared to the year earlier period, with a $1,663 reduction due to the companies sold in addition to decreases of $567 at Belo's remaining properties. Newsprint consumption at the remaining properties decreased approximately 17.4 percent as compared to the year earlier period. The decrease in consumption was partially offset by an increase of 19.7 percent in the average cost per metric ton of newsprint in the second quarter of 2001 as compared to the year earlier period.

Depreciation expense increased $406 in the second quarter of 2001, of which amount $1,253 was due to depreciation on prior year capital expenditures at Belo's current companies, partially offset by an $847 decrease in depreciation expense for the companies sold.

The decrease in amortization expense in the second quarter of 2001 of $770 was due to a decrease associated with the operating companies sold in the fourth quarter of 2000 of $909, offset somewhat by an increase in amortization expense related primarily to 2000 acquisitions.

Interest expense for the second quarter of 2001 of $28,205 was 15.3 percent lower than second quarter 2000 expense of $33,296, reflecting lower average debt levels and lower average interest rates.

Other income (expense), net for the second quarter of 2001 decreased from income of $1,080 to expense of $29,047 primarily due to a charge of $28,785 related to the write-down of the Company's investments in certain Internet-related companies.

The Company recorded tax expense of $207 during the second quarter of 2001 on a loss before income taxes of $108. The second quarter 2001 tax provision is due to a 71.2 percent projected annual effective tax rate, resulting from lower projected annual pretax earnings and non-deductible goodwill amortization. The effective tax rate for the second quarter of 2000 was 45.6 percent.

As a result of the factors discussed above, a net loss of $315 (0 cents per share) was reported for the three months ended June 30, 2001, compared with net earnings of $32,259 (27 cents per share) for the same period in 2000.

Six Months Ended June 30, 2001 and 2000

Total net operating revenues declined $83,341 for the six months ended June 30, 2001 as compared to the same period in 2000. Revenues for the six months ended June 30, 2000 included $30,413 of revenue for the companies that were sold in the fourth quarter of 2000. The balance of the 2001 revenue decline related primarily to lower advertising revenues as a result of the slowdown in the U.S. economy.

Salaries, wages and employee benefits expense declined $10,457 for the six months ended June 30, 2001 as compared to the year earlier period. Salaries, wages and benefits of the companies sold of $12,394 and decreases at Belo's other properties of $2,524 were partially offset by an increase of $4,461 related to early retirement costs and corporate staff reductions.

Other production, distribution and operating costs declined $8,643 in the first six months of 2001 as compared to the first six months of 2000, with a $6,500 reduction as a result of the companies sold and decreases of $2,143 at Belo's other properties.

Newsprint, ink and other supplies decreased $2,413 in the six months ended June 30, 2001 as compared to the year earlier period, with a $3,243 reduction due to the companies sold partially offset by an increase of $830 at Belo's remaining properties. Newsprint consumption decreased approximately 14.4 percent for the remaining companies as compared to the year earlier period. The average cost per metric ton of newsprint increased approximately 21.1 percent in the first six months of 2001 as compared to the year earlier period.

Depreciation expense increased $1,229 in the first six months of 2001, of which amount $2,930 was due to depreciation on prior year capital expenditures at Belo's current companies, partially offset by a $1,701 decrease in depreciation expense from the companies sold.

Of the $1,294 decrease in amortization expense in the six months ended June 30, 2001, $1,817 was associated with the operating companies sold in the fourth quarter of 2000, offset somewhat by an increase in amortization expense related primarily to 2000 acquisitions.

Interest expense for the six months ended June 30, 2001 was $59,114 or 8.7 percent lower than the year earlier expense of $64,776, reflecting lower average debt levels and lower average interest rates.

Other income (expense), net for the first six months of 2001 decreased from income of $1,728 to expense of $28,795 primarily due to a charge of $28,785 related to the write-down of the Company's investments in certain
Internet-related companies.

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The effective tax rate for the six months ended June 30, 2001 was 71.2 percent, compared with 45.7 percent for the year earlier period due to lower estimated pretax earnings.

As a result of the factors discussed above, net earnings for the six months ended June 30, 2001 were $308 (0 cents per share) as compared to $47,652 (40 cents per share) for the six months ended June 30, 2000.

Segment Results of Operations

To enhance comparability of the Company's results of operations for the quarters and six-month periods ended June 30, 2001 and 2000, certain information below is presented by segment on a proforma basis, "as adjusted" to take into account the 2000 dispositions of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV as though each had occurred at the beginning of the respective periods presented.

                                                      As Reported                           As Adjusted
                                                    (in thousands)                         (in thousands)
                                              Three months ended June 30,           Three months ended June 30,
                                         ------------------------------------   ------------------------------------
                                            2001         2000        % Chg.        2001         2000       % Chg.
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net operating revenues
     Television group                    $  164,663   $  183,597     (10.3)%    $  164,663   $  178,741     (7.9)%
     Newspaper group                        189,650      222,635     (14.8)%       189,650      211,436    (10.3)%
     Interactive media                        3,369        2,520      33.7%          3,369        2,461     36.9%
     Other                                    4,166        3,486      19.5%          4,166        3,486     19.5%
                                         ----------   ----------                ----------   ----------
          Group revenues                 $  361,848   $  412,238     (12.2)%    $  361,848   $  396,124     (8.7)%
                                         ==========   ==========                ==========   ==========
Operating cash flow(a)
     Television group                    $   73,496   $   86,730     (15.3)%    $   73,496   $   84,924    (13.5)%
     Newspaper group                         48,553       65,637     (26.0)%        48,553       62,376    (22.2)%
     Interactive media                       (5,242)      (3,851)    (36.1)%        (5,242)      (3,724)   (40.8)%
     Other                                     (347)        (793)     56.2%           (347)        (793)    56.2%
                                         ----------   ----------                ----------   ----------
          Group operating cash flow         116,460      147,723     (21.2)%    $  116,460   $  142,783    (18.4)%
                                                                                ==========   ==========
     Corporate expenses                     (13,857)     (10,395)    (33.3)%
     Depreciation and amortization          (45,459)     (45,823)      0.8%
                                         ----------   ----------
          Earnings from operations       $   57,144   $   91,505     (37.6)%
                                         ==========   ==========


                                                      As Reported                           As Adjusted
                                                    (in thousands)                         (in thousands)
                                               Six months ended June 30,             Six months ended June 30,
                                         ------------------------------------   ------------------------------------
                                            2001         2000        % Chg.        2001         2000       % Chg.
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net operating revenues
     Television group                    $  308,094   $  336,572      (8.5)%    $  308,094   $  327,792     (6.0)%
     Newspaper group                        370,963      428,752     (13.5)%       370,963      407,226     (8.9)%
     Interactive media                        6,267        4,707      33.1%          6,267        4,600     36.2%
     Other                                    8,071        6,705      20.4%          8,071        6,705     20.4%
                                         ----------   ----------                ----------   ----------
          Group revenues                 $  693,395   $  776,736     (10.7)%    $  693,395   $  746,323     (7.1)%
                                         ==========   ==========                ==========   ==========
Operating cash flow(a)
     Television group                    $  127,157   $  146,374     (13.1)%    $  127,157   $  143,676    (11.5)%
     Newspaper group                         87,829      124,621     (29.5)%        87,829      118,824    (26.1)%
     Interactive media                       (9,689)      (7,159)    (35.3)%        (9,689)      (6,938)   (39.7)%
     Other                                     (866)      (1,484)     41.6%           (866)      (1,484)    41.6%
                                         ----------   ----------                ----------   ----------
          Group operating cash flow         204,431      262,352     (22.1)%    $  204,431   $  254,078    (19.5)%
                                                                                ==========   ==========
     Corporate expenses                     (24,374)     (20,467)    (19.1)%
     Depreciation and amortization          (91,077)     (91,142)      0.1%
                                         ----------   ----------
          Earnings from operations       $   88,980   $  150,743     (41.0)%
                                         ==========   ==========


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

Television Group

On a reported basis, television group revenues for the quarter and six months ended June 30, 2001 decreased $18,934, or 10.3 percent, and $28,478, or 8.5 percent, respectively, as compared to the prior year periods due to continued lower advertising revenues resulting from the slowdown in the U.S. economy and the disposition of KOTV in the fourth quarter of 2000. Additionally, political and .com advertising revenues declined significantly in 2001 as compared to 2000. Television group cash expenses for the quarter and six months ended June 30, 2001 decreased $5,700, or 5.9 percent, and $9,261, or 4.9 percent, respectively, as a result of stringent cost controls implemented early in 2001 and the sale of KOTV. As a result, on a reported basis, television group operating cash flow for the quarter and six months ended June 30, 2001 decreased $13,234, or 15.3 percent, and $19,217, or 13.1 percent, respectively, from the comparable periods in 2000.

On an "as adjusted" basis, television group revenues for the second quarter of 2001 were $164,663, a 7.9 percent decrease compared with second quarter 2000 revenues of $178,741. Year-to-date television group revenues were down 6 percent from $327,792 in 2000 to $308,094 in the current year. Spot revenues decreased
8.1 percent and 6.1 percent for the quarter and six-month periods ended June 30, 2001, respectively, due in part to a decrease in political advertising. Excluding political advertising revenues, spot revenues were down 7.1 percent for the quarter and 4.3 percent for the six months ended June 30, 2001. National advertising revenues declined 13.5 percent and 13.9 percent for the quarter and year-to-date periods of 2001, compared with 2000, respectively. Decreases in national advertising were reported in nearly all Belo markets, with the most significant decreases in the Dallas/Fort Worth and Seattle/Tacoma markets. Local advertising revenues were down 2.9 percent for the second quarter of 2001 and up
2.2 percent for the first six months of the year. Cash operating expenses decreased 2.8 percent and 1.7 percent in the quarter and six-month periods ended June 30, 2001, respectively, due to cost control measures implemented in early 2001. Second quarter operating cash flow for the television group decreased 13.5 percent, from $84,924 in the second quarter of 2000 to $73,496 in the second quarter of 2001. Operating cash flow for the six month period ended June 30, 2001 declined 11.5 percent, from $143,676 in the six months ended June 30, 2000 to $127,157 for the six months ended June 30, 2001. Television group operating cash flow margins declined from 47.5 percent in the second quarter of 2000 to
44.6 percent in the second quarter of 2001 and from 43.8 percent in the first six months of 2000 to 41.3 percent in the same period of 2001.

Newspaper Group

On a reported basis, newspaper group revenues decreased $32,985, or 14.8 percent, and $57,789, or 13.5 percent, for the quarter and six months ended June 30, 2001, respectively, as compared to the prior year periods due to the sales of The Gleaner, The Eagle and the Messenger-Inquirer in the fourth quarter of 2000 and lower advertising revenues as a result of the slowdown in the U.S. economy. Newspaper group cash operating expenses were down 10.1 percent and 6.9 percent for the three and six month periods of 2001, respectively, as compared to the same periods in 2000, as a result of the dispositions and tight cost controls. As a result, on a reported basis, newspaper group operating cash flow declined $17,084, or 26 percent, and $36,792, or 29.5 percent, for the quarter and six months ended June 30, 2001, respectively.

On an "as adjusted" basis, second quarter 2001 revenues for the newspaper group were $189,650, a decrease of 10.3 percent compared to revenues of $211,436 for the same period of 2000. Newspaper group revenues for the first six months of 2001 were $370,963, a decrease of 8.9 percent compared to revenues of $407,226 for the same period of 2000. Total advertising revenues for the newspaper group declined 11.7 percent and 10.2 percent for the quarter and year-to-date periods ended June 30, 2001, respectively, due mostly to significant declines in the classified employment category and lower .com advertising revenues.

DMN reported revenue decreases of 12.4 percent and 10.1 percent for the second quarter and first six months of 2001 as compared to the year earlier periods. Classified advertising revenues declined 22 percent in the second quarter and
16.6 percent in the first six months of 2001 as compared to the year earlier period, primarily due to significant decreases in classified employment advertising. General advertising revenues declined 10.8 percent and 11.1 percent for the quarter and six months ended June 30, 2001, respectively, due to lower
 .com advertising. Excluding .com advertising, general advertising revenues decreased 0.4 percent and increased 1.2 percent in the quarter and year-to-date periods ended June 30, 2001. Retail advertising revenues were down 5.2 percent and 4.9 percent for the second quarter and first six months of 2001, respectively, as compared to the year earlier periods.

Total revenues for PJ decreased 10.3 percent and 9.9 percent in the second quarter and year-to-date 2001 periods, respectively, as compared to the same periods in 2000. Decreases were reported in all major advertising categories with the most significant decreases in classified employment and retail advertising.

PE reported decreases in total revenues of .6 percent and 1.8 percent in the quarter and six month periods ended June 30, 2001, respectively, as compared to the prior year periods, primarily due to declines in retail and other advertising.

On an "as adjusted" basis, newspaper group cash expenses decreased 5.3 percent and 1.8 percent for the quarter and six-month period ended June 30, 2001, respectively, as compared to the prior year periods due to continued cost controls initiated in early 2001 in response to the softening advertising environment. Operating cash flow for the second quarter of 2001 was $48,553 or
22.2 percent lower than second quarter 2000 operating cash flow of $62,376. For the year-to-date period, 2001 operating cash flow was $87,829 or 26.1 percent lower than 2000. Newspaper group operating cash flow margins were 25.6 percent and 23.7 percent for the quarter and six-month periods ended June 30, 2001, respectively, as compared to 29.5 percent and 29.2 percent for the comparable 2000 periods.

Interactive Media

On a reported basis, Interactive media revenues, which are principally derived from advertising on the group's various Web sites, increased 33.7 percent, from $2,520 in the second quarter of 2000 to $3,369 in the second quarter of 2001. For the first six months of 2001, Interactive media revenues increased 33.1 percent over the year earlier period, from $4,707 to $6,267. Interactive media cash expenses increased 35.2 percent and 34.5 percent for the quarter and six-month periods ended June 30, 2001, respectively, reflecting increased staffing and levels of operations. As a result, the Interactive media group reported operating cash flow deficits of $5,242 and $9,689 for the quarter and six months ended June 30, 2001, respectively, as compared to $3,851 and $7,159 for the comparable prior year periods.

Other

Other represents the Company's regional cable news operations, NWCN and TXCN. On both a reported and "as adjusted" basis, Other revenues increased 19.5 percent, from $3,486 in the second quarter of 2000 to $4,166 in the second quarter of 2001. During the six-month period, Other revenues increased 20.4 percent, from $6,705 in 2000 to $8,071 in 2001. Cash operating expenses increased 5.5 percent and 9.1 percent during the second quarter and first six months of 2001, respectively, as compared to prior year periods. The operating cash flow deficit decreased from $793 for the second quarter of 2000 to $347 for the second quarter of 2001 and from $1,484 for the first six months of 2000 to $866 for the 2001 comparable period, reflecting a decrease in the cash flow deficit at TXCN and an increase in operating cash flow at NWCN.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first six months of 2001, net cash provided by operations was $54,720, compared with $73,812 for the same period in 2000. Tax payments in the first six months of 2001 included approximately $40,200 for taxes due on fourth quarter 2000 transactions, including the sales of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV and a gain in 2000 from the settlement of a lawsuit brought by the Company against a third party. Total debt decreased $51,105 from December 31, 2000 to June 30, 2001.

At June 30, 2001, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6 7/8 percent Senior Notes due 2002; $300,000 of 7 1/8 percent Senior Notes due 2007; $200,000 of 7 3/4 percent Senior Debentures due 2027; and $250,000 of 7 1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. The Company also has $500,000 available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At June 30, 2001, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 24 banks under which borrowings were $722,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002, with one year extensions possible through August 29, 2004, at the request of the Company and with the consent of the participating banks. In addition, the Company had $10,100 of short-term unsecured notes outstanding at June 30, 2001. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2001, the Company was in compliance with all debt covenant requirements.

In the first six months of 2001, the Company paid dividends of $16,430, or 15 cents per share, on Series A and Series B common stock outstanding, compared with $16,632, or 14 cents per share, in the first six months of 2000.

Capital expenditures in the first six months of 2001 were $31,015. Expenditures were primarily for broadcast equipment purchases, including those for equipment to be used in the transmission of digital television, and publishing equipment purchases.

In the six months ended June 30, 2001, the Company repurchased 683,800 shares of its stock under an existing authorization for the repurchase of 18,116,719 shares as of December 31, 2000. The remaining authorization for the repurchase of shares as of June 30, 2001 was 17,432,919 shares. In addition, the Company also has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. The total cost of the treasury shares purchased in the first six months of 2001 was $12,621. All shares repurchased during the six-month period ended June 30, 2001 have been retired.

Other Matters

On January 25, 2001, Belo announced that it had agreed to purchase KTTU-TV, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash, subject to approval by the FCC. Belo currently operates KTTU under a local marketing agreement with Clear Channel Communications, Inc.

On July 26, 2001, Belo announced its agreement to purchase KSKN-TV, the UPN/WB affiliate in the Spokane, Washington television market, for $5,000 in cash, subject to FCC approval. Belo currently operates KSKN under a local marketing agreement.

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the provisions of the new standard, goodwill and certain other intangibles will no longer be amortized, but instead will be reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles, is less than its carrying amount. The Company will adopt the new standard on January 1, 2002. The Company has not completed an analysis of the potential impact of application of the impairment test of goodwill; however, amortization of existing goodwill, which was approximately $18,801 and $37,626 for the three and six months ended June 30, 2001, respectively, and estimated to be $75,135 for fiscal year 2001, will cease upon adoption of the new standard.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's future financings and pending acquisitions, as well as any other statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on May 9, 2001. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

                                                                                      Withheld
                     Nominee                                   For                    Authority
                     -------                                   ---                    ---------

              Judith L. Craven, M.D., M.P.H.               237,566,720                1,799,248
              Stephen Hamblett                             237,427,426                1,938,542
              Dealey D. Herndon                            237,656,910                1,709,058

In addition to those directors elected at the Annual Meeting, the following directors continued in office after the meeting: John W. Bassett, Jr., Henry P. Becton, Jr., Robert W. Decherd, Roger A. Enrico, Laurence E. Hirsch, Arturo Madrid, Ph.D., Burl Osborne, William T. Solomon and J. McDonald Williams.

No other matters were submitted to a vote of security holders at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

On July 27, 2001, the Board of Directors elected Louis E. Caldera as a Class III director and Lloyd D. Ward as a Class II director of the Company to fill existing vacancies on the Board.

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

         3.10  *  Amended and Restated Bylaws of the Company, effective
                  December 31, 2000 (Exhibit 3.10 to the Company's Annual Report on 10-K dated March 13, 2001 (the "2000 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.10 above

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

         10.1     Financing agreements:

                  (1)   *  Amended and Restated Credit Agreement (Five-year
                           $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, Bank of America National Trust and Savings Association and Bank of Tokyo-Mitsubishi, Ltd., as Co-Syndication Agents, and NationsBank, as Documentation Agent)(Exhibit 10.2(1) to the 3rd Quarter 1997 Form 10-Q)

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

                        *  (b)      First Amendment to the Belo Savings Plan
                                    effective December 31, 2000 (Exhibit
                                    10.2(1)(b) to the 2000 Form 10-K)

                  ~(2)  *  Belo 1986 Long-Term Incentive Plan:

                        *  (a)      Belo Corp. 1986 Long-Term Incentive Plan
                                    (Effective May 3, 1989, as amended by
                                    Amendments 1, 2, 3, 4 and 5) (Exhibit
                                    10.3(2) the Company's Annual Report on Form
                                    10-K dated March 10, 1997 (the "1996 Form
                                    10-K"))

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

                  ~(6)  *  Belo 2000 Executive Compensation Plan (Exhibit 4.15
                           to Registration Statement Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                  ~(7)  *  Retirement Agreement between the Company and Ward
                           L. Huey, Jr., dated November 3, 2000 (Exhibit 10.2(7) to the 2000 10-K)

                  ~(8) Retirement Agreement between the Company and Burl Osborne, dated June 27, 2001

         12       Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BELO CORP.



August 10, 2001               By:/s/ Dunia A. Shive
                                 ------------------------------------------
                                     Dunia A. Shive
                                     Executive Vice President/
                                     Chief Financial Officer



                              By:/s/ Janice E. Bryant
                                 ------------------------------------------
                                     Janice E. Bryant
                                     Vice President/Controller

                               INDEX TO EXHIBITS



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

         3.9   *  Certificate of Designation of Series B Common Stock of the
                  Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

         3.10  *  Amended and Restated Bylaws of the Company, effective
                  December 31, 2000 (Exhibit 3.10 to the Company's Annual Report on 10-K dated March 13, 2001 (the "2000 Form 10-K"))

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.10 above

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

         10.1     Financing agreements:

                  (1)   *  Amended and Restated Credit Agreement (Five-year
                           $1,000,000,000 revolving credit and competitive advance facility dated as of August 29, 1997 among the Company and The Chase Manhattan Bank, as
                           Administrative Agent and Competitive Advance Facility
                           Agent, Bank of America National Trust and Savings
                           Association and Bank of Tokyo-Mitsubishi, Ltd., as
                           Co-Syndication Agents, and NationsBank, as
                           Documentation Agent)(Exhibit 10.2(1) to the 3rd
                           Quarter 1997 Form 10-Q)

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

                        *  (b)      First Amendment to the Belo Savings Plan
                                    effective December 31, 2000 (Exhibit
                                    10.2(1)(b) to the 2000 Form 10-K)

                  ~(2)  *  Belo 1986 Long-Term Incentive Plan:

                        *  (a)      Belo Corp. 1986 Long-Term Incentive Plan
                                    (Effective May 3, 1989, as amended by
                                    Amendments 1, 2, 3, 4 and 5) (Exhibit
                                    10.3(2) the Company's Annual Report on Form
                                    10-K dated March 10, 1997 (the "1996 Form
                                    10-K"))

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

                  ~(6)  *  Belo 2000 Executive Compensation Plan (Exhibit 4.15
                           to Registration Statement Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                  ~(7)  *  Retirement Agreement between the Company and Ward
                           L. Huey, Jr., dated November 3, 2000 (Exhibit 10.2(7) to the 2000 10-K)

                  ~(8)     Retirement Agreement between the Company and Burl
                           Osborne, dated June 27, 2001

         12       Ratio of Earnings to Fixed Charges