Form 10-Q
period 2001-09-30
BELO CORP
filed 2001-11-13
CIK 356080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2001

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

                              YES   X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                    OUTSTANDING AT OCTOBER 31, 2001
                     -----                    -------------------------------

         Common Stock, $1.67 par value                 110,073,304*

* Consisting of 91,512,110 shares of Series A Common Stock and 18,561,194 shares of Series B Common Stock.

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................   1

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...................   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  13

Item 2.  Changes in Securities and Use of Proceeds..........................  13

Item 3.  Defaults Upon Senior Securities....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders................  13

Item 5.  Other Information..................................................  13

Item 6.  Exhibits and Reports on Form 8-K...................................  14

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                              Three months ended            Nine months ended
                                                                 September 30,                 September 30,
==================================================================================================================
In thousands, except per share amounts
(unaudited)                                                   2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------

TOTAL NET OPERATING REVENUES                              $   322,485    $   390,353    $ 1,015,880    $ 1,167,089

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                    120,555        133,374        374,326        397,602
     Other production, distribution and operating costs        91,311        101,372        273,909        292,613
     Newsprint, ink and other supplies                         37,163         42,816        114,132        122,198
     Depreciation                                              24,708         25,503         75,016         74,582
     Amortization                                              20,344         21,138         61,113         63,201
                                                          --------------------------------------------------------

         Total operating costs and expenses                   294,081        324,203        898,496        950,196
                                                          --------------------------------------------------------

              Earnings from operations                         28,404         66,150        117,384        216,893

OTHER INCOME AND EXPENSE
     Interest expense                                         (26,150)       (33,806)       (85,264)       (98,582)
     Other, net                                                  (395)           310        (29,190)         2,038
                                                          --------------------------------------------------------

         Total other income and expense                       (26,545)       (33,496)      (114,454)       (96,544)

EARNINGS (LOSS)
     Earnings before income taxes                               1,859         32,654          2,930        120,349
     Income taxes                                               2,377         15,132          3,140         55,175
                                                          --------------------------------------------------------

         Net earnings (loss)                              $      (518)   $    17,522    $      (210)   $    65,174
                                                          ========================================================

NET EARNINGS PER SHARE
     Basic                                                $       .00    $       .15    $       .00    $       .55
     Diluted                                              $       .00    $       .15    $       .00    $       .55

AVERAGE SHARES OUTSTANDING
     Basic                                                    109,918        116,936        109,708        118,133
     Diluted                                                  109,918        117,569        109,708        118,578

CASH DIVIDENDS DECLARED PER SHARE                         $       .15    $       .14    $       .30    $       .28
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

===================================================================================================
In thousands, except share and per share data                         September 30,    December 31,
(Current year unaudited)                                                   2001            2000
---------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and temporary cash investments                                $   33,420      $   87,680
     Accounts receivable, net                                              221,847         274,555
     Other current assets                                                   56,335          58,790
                                                                        ----------      ----------
         Total current assets                                              311,602         421,025

Property, plant and equipment, net                                         603,309         637,645
Intangible assets, net                                                   2,638,447       2,710,209
Other assets                                                               114,276         124,381
                                                                        ----------      ----------

         Total assets                                                   $3,667,634      $3,893,260
                                                                        ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                  $  600,700      $      110
     Accounts payable                                                       51,803          74,869
     Accrued expenses                                                       94,233         127,163
     Other current liabilities                                              46,481         100,541
                                                                        ----------      ----------
         Total current liabilities                                         793,217         302,683

Long-term debt, less current portion                                     1,106,400       1,789,600
Deferred income taxes                                                      396,124         404,221
Other liabilities                                                           54,375          47,348

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 91,417,659 shares at September 30, 2001
          and 90,993,229 shares at December 31, 2000                       152,668         151,959
         Series B:  Issued 18,590,703 shares at September 30, 2001
          and 18,860,440 shares at December 31, 2000                        31,046          31,497
      Additional paid-in capital                                           832,427         825,103
      Retained earnings                                                    301,377         340,849
                                                                        ----------      ----------

          Total shareholders' equity                                     1,317,518       1,349,408
                                                                        ----------      ----------

              Total liabilities and shareholders' equity                $3,667,634      $3,893,260
                                                                        ==========      ==========
---------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

========================================================================================================
                                                                         Nine months ended September 30,
In thousands (unaudited)                                                      2001              2000
--------------------------------------------------------------------------------------------------------

OPERATIONS
     Net earnings (loss)                                                  $      (210)      $    65,174
         Adjustments to reconcile net earnings (loss)
           to net cash provided by operations:
              Depreciation and amortization                                   136,129           137,783
              Deferred income taxes                                            (8,062)           (1,683)
              Non-cash charge for write-down of Internet investments           28,785              --
              Other, net                                                        4,443             4,498
              Net change in current assets and liabilities:
                  Accounts receivable                                          53,160               639
                  Other current assets                                          4,264             4,976
                  Accounts payable                                            (23,066)          (14,082)
                  Accrued expenses                                            (17,607)            8,019
                  Other current liabilities                                   (63,953)          (35,440)
                                                                          -----------       -----------

         Net cash provided by operations                                      113,883           169,884

INVESTING
     Capital expenditures                                                     (42,521)          (72,201)
     Acquisitions                                                                --             (16,100)
     Investments                                                              (14,202)          (43,366)
     Other, net                                                                 1,770              (463)
                                                                          -----------       -----------

         Net cash used for investments                                        (54,953)         (132,130)

FINANCING
     Borrowings of debt                                                     1,598,550           938,100
     Repayment of debt                                                     (1,681,160)         (885,153)
     Purchase of treasury shares                                              (12,621)          (78,609)
     Payment of dividends on stock                                            (24,676)          (24,866)
     Net proceeds from exercise of stock options                                6,717             3,499
                                                                          -----------       -----------

         Net cash used for financing                                         (113,190)          (47,029)

Net decrease in cash and temporary cash investments                           (54,260)           (9,275)

Cash and temporary cash investments at beginning of period                     87,680            45,593
                                                                          -----------       -----------

Cash and temporary cash investments at end of period                      $    33,420       $    36,318
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                            $    80,870       $    92,597
     Income taxes paid, net of refunds                                    $    80,747       $   102,636
--------------------------------------------------------------------------------------------------------

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation, including reclassification of the elimination of intersegment revenues.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000:

                                                            Three months ended        Nine months ended
                                                               September 30,              September 30,
         -----------------------------------------------------------------------------------------------
                                                             2001         2000         2001         2000
         -----------------------------------------------------------------------------------------------
         Weighted average shares for basic earnings
              per share                                    109,918      116,936      109,708      118,133
         Effect of employee stock options                     --            633         --            445
                                                           ----------------------------------------------
         Weighted average shares for diluted earnings
              per share                                    109,918      117,569      109,708      118,578
                                                           ==============================================

(3) As of September 30, 2001, $600,700 of the Company's borrowings, including $250,000 of 6-7/8% Senior Notes due 2002, $327,000 of bank debt outstanding under the Company's revolving credit agreement and bank borrowings of $23,600 have been classified as current. The Company's revolving credit facility, which had a total of $677,000 outstanding at September 30, 2001, expires in August 2002. The Company is currently negotiating a new revolving credit facility and expects that the new facility will be finalized before December 31, 2001, at which time the current portion of the Company's borrowings will be classified as long-term in the financial statements.

         On November 1, 2001, the Company issued $350,000 of 8% Senior Notes due 2008. The net proceeds from the offering were used to repay borrowings under the Company's existing revolving credit facility.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries

(4) Net operating revenues, earnings from operations, depreciation and amortization, operating cash flow by industry segment and consolidated cash flow information are shown below. Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance and liquidity. Operating cash flow should not be considered as a measure of financial performance or liquidity under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated condensed financial statements. Because operating cash flow is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating cash flow as presented may not be comparable to other similarly titled measures of other companies.

                                                       Three months ended              Nine months ended
                                                           September 30,                 September 30,
-------------------------------------------------------------------------------------------------------------
In thousands                                          2001            2000            2001            2000
-------------------------------------------------------------------------------------------------------------

NET OPERATING REVENUES
     Television group                             $   133,998     $   165,965     $   442,092     $   502,537
     Newspaper group                                  181,066         217,686         552,029         646,438
     Interactive media                                  3,449           2,883           9,716           7,590
     Other                                              3,972           3,819          12,043          10,524
                                                  -----------------------------------------------------------
         Total net operating revenues             $   322,485     $   390,353     $ 1,015,880     $ 1,167,089
                                                  ===========================================================

EARNINGS FROM OPERATIONS
     Television group                             $    18,068     $    39,692     $    89,732     $   129,622
     Newspaper group                                   26,529          45,092          83,718         139,223
     Interactive media                                 (4,890)         (5,506)        (15,981)        (13,136)
     Other                                             (1,226)         (1,460)         (3,432)         (4,592)
     Corporate expenses                               (10,077)        (11,668)        (36,653)        (34,224)
                                                  -----------------------------------------------------------
         Total earnings from operations           $    28,404     $    66,150     $   117,384     $   216,893
                                                  ===========================================================

DEPRECIATION AND AMORTIZATION
     Television group                             $    27,319     $    28,526     $    82,812     $    84,970
     Newspaper group                                   15,201          15,556          45,841          46,046
     Interactive media                                    807             538           2,209           1,009
     Other                                                731             945           2,071           2,593
     Corporate                                            994           1,076           3,196           3,165
                                                  -----------------------------------------------------------
         Total depreciation and amortization      $    45,052     $    46,641     $   136,129     $   137,783
                                                  ===========================================================

OPERATING CASH FLOW (SEE DEFINITION ABOVE)
     Television group                             $    45,387     $    68,218     $   172,544     $   214,592
     Newspaper group                                   41,730          60,648         129,559         185,269
     Interactive media                                 (4,083)         (4,968)        (13,772)        (12,127)
     Other                                               (495)           (515)         (1,361)         (1,999)
     Corporate                                         (9,083)        (10,592)        (33,457)        (31,059)
                                                  -----------------------------------------------------------
         Total operating cash flow                $    73,456     $   112,791     $   253,513     $   354,676
                                                  ===========================================================

CONSOLIDATED CASH FLOW INFORMATION (a)
     Net cash provided by operations                                              $   113,883     $   169,884
     Net cash used for investments                                                $   (54,953)    $  (132,130)
     Net cash used for financing                                                  $  (113,190)    $   (47,029)


(a) Cash flow information is provided on a consolidated basis and is as presented in the Consolidated Condensed Statements of Cash Flows included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

     The Company is an owner and operator of 18 television stations and publisher of four daily newspapers. The Company also manages two television stations through local marketing agreements ("LMAs") and owns or operates six cable channels. The following table sets forth the Company's major media assets by group as of September 30, 2001:

-------------------------------------------------------------------------------------------------------
Television Group
-------------------------------------------------------------------------------------------------------
                                                           Network
        Market          Market Rank(a)       Station     Affiliation(b)    Status           Acquired
-------------------------------------------------------------------------------------------------------
Dallas/Fort Worth              7               WFAA          ABC           Owned           March 1950
Houston                        11              KHOU          CBS           Owned          February 1984
Seattle/Tacoma                 12              KING          NBC           Owned          February 1997
Seattle/Tacoma                 12              KONG          IND           Owned             March 2000
Phoenix                        17              KTVK          IND           Owned          November 1999
Phoenix                        17              KASW           WB           Owned             March 2000
St. Louis                      22              KMOV          CBS           Owned            June 1997
Portland                       23              KGW           NBC           Owned          February 1997
Charlotte                      28              WCNC          NBC           Owned          February 1997
San Antonio                    37              KENS          CBS           Owned          October 1997
San Antonio                    37              KBEJ          UPN            LMA                (c)
Hampton/Norfolk                41              WVEC          ABC           Owned          February 1984
New Orleans                    42              WWL           CBS           Owned            June 1994
Louisville                     48              WHAS          ABC           Owned          February 1997
Austin                         58              KVUE          ABC           Owned            June 1999
Tucson                         71              KMSB          FOX           Owned          February 1997
Tucson                         71             KTTU(d)        UPN            LMA                (d)
Spokane                        77              KREM          CBS           Owned          February 1997
Spokane                        77              KSKN        UPN/WB(e)      Owned(f)       October 2001(f)
Boise                         123              KTVB          NBC           Owned          February 1997
-------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Newspaper Group
----------------------------------------------------------------------------------------------------------
                                                                                Daily           Sunday
                Newspaper                Location            Acquired      Circulation(h)   Circulation(h)
----------------------------------------------------------------------------------------------------------
The Dallas Morning News ("DMN")         Dallas, TX             (g)             514,665         776,387
The Providence Journal ("PJ")         Providence, RI      February 1997        160,610         229,271
The Press-Enterprise ("PE")           Riverside, CA         July 1997          168,765         176,968
Denton Record-Chronicle                 Denton, TX          June 1999           15,969          20,428
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Interactive Media
----------------------------------------------------------------------------------------------------------
Belo Interactive, Inc.            Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services(i)
----------------------------------------------------------------------------------------------------------
Other
----------------------------------------------------------------------------------------------------------
Northwest Cable News ("NWCN")     Cable news channel distributed to approximately 2 million homes in the
                                  Pacific Northwest
Texas Cable News ("TXCN")         Cable news channel distributed to approximately 1 million homes in
                                  Texas
----------------------------------------------------------------------------------------------------------


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

(d) Belo has managed KTTU-TV under an LMA since February 1997. Belo has agreed to purchase KTTU-TV, subject to Federal Communications Commission ("FCC") approval.

(e) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(f) Belo acquired KSKN-TV, previously operated under an LMA, on October 1, 2001 for $5,000 in cash.

(g)  The first issue of DMN was published by Belo on October 1, 1885.

(h) Average paid circulation data for DMN and PE is for the six months ended September 30, 2001 as filed in the Audit Bureau of Circulation (the "Audit Bureau") FAS-FAX report. Circulation data for PJ is for the six months ended March 31, 2001 as filed in the Audit Bureau FAS-FAX report. Circulation data as reported in the Audit Bureau FAS-FAX reports is calculated in accordance with Audit Bureau guidelines. Circulation data for the Denton Record-Chronicle is as filed in the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2000 and is calculated in accordance with the report guidelines.

(i) The majority of Belo Interactive's Web sites is associated with the Company's television stations and newspapers and primarily provides news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended September 30, 2001 and 2000

Total net operating revenues for the three months ended September 30, 2001 were $322,485, a decrease of $67,868 from the same period in 2000. Revenue losses related to the events of September 11 are estimated to be approximately $11,000. Additionally, third quarter 2000 revenues included $15,118 of revenue for the following companies that were sold in the fourth quarter of 2000: The Gleaner in Henderson, Kentucky, The Eagle in Bryan-College Station, Texas, the Messenger-Inquirer in Owensboro, Kentucky and KOTV (CBS) in Tulsa, Oklahoma. The balance of the 2001 revenue decline related primarily to continued weakness in the advertising market as a result of the slowdown in the U.S. economy.

Salaries, wages and employee benefits expense declined $12,819 for the third quarter of 2001 as compared to the year earlier period primarily due to a $6,047 reduction as a result of the companies sold and decreases of $6,772 at Belo's other properties.

Other production, distribution and operating costs declined $10,061 in the third quarter of 2001 as compared to the third quarter of 2000, with a $3,258 reduction as a result of the companies sold and decreases of $6,803 at Belo's other properties due to stringent cost controls.

Newsprint, ink and other supplies decreased $5,653 in the third quarter of 2001 as compared to the year earlier period, with a $1,569 reduction due to the companies sold in addition to decreases of $4,084 at Belo's remaining properties. Newsprint consumption at the remaining properties decreased 17.4 percent as compared to the year earlier period due to lower advertising volume and web-width reductions. The decrease in consumption was partially offset by an increase of approximately 9 percent in the average cost per metric ton of newsprint in the third quarter of 2001 as compared to the year earlier period.

Depreciation expense decreased $795 in the third quarter of 2001, $877 of which was due to the companies sold, partially offset by an increase of $82 for depreciation on capital expenditures during the prior year period.

The decrease in amortization expense in the third quarter of 2001 of $794 was due to a decrease of $909 associated with the operating companies sold in the fourth quarter of 2000, offset somewhat by an increase in amortization expense related primarily to 2000 acquisitions.

Interest expense for the third quarter of 2001 of $26,150 was 22.6 percent lower than third quarter 2000 expense of $33,806, reflecting lower average debt levels and lower average interest rates.

The Company recorded tax expense of $2,377 during the third quarter of 2001 on earnings before income taxes of $1,859. The third quarter 2001 tax provision assumes an annual effective tax rate in excess of 100 percent resulting from lower projected annual pretax earnings and non-deductible goodwill amortization. The effective tax rate for the third quarter of 2000 was 46.3 percent.

As a result of the factors discussed above, a net loss of $518 (0 cents per share) was reported for the three months ended September 30, 2001, compared with net earnings of $17,522 (15 cents per share) for the same period in 2000.

Nine Months Ended September 30, 2001 and 2000

Total net operating revenues declined $151,209 for the nine months ended September 30, 2001 as compared to the same period in 2000. Revenues for the nine months ended September 30, 2000 included $45,531 of revenue for the companies that were sold in the fourth quarter of 2000. The balance of the 2001 revenue decline related primarily to lower advertising revenues as a result of the slowdown in the U.S. economy.

Salaries, wages and employee benefits expense declined $23,276 for the nine months ended September 30, 2001 as compared to the year earlier period. Salaries, wages and benefits of the companies sold of $18,442 and decreases at Belo's other properties of $9,295 were partially offset by charges of $4,461 related to early retirement costs and corporate staff reductions in the second quarter of 2001.

Other production, distribution and operating costs declined $18,704 in the first nine months of 2001 as compared to the first nine months of 2000, with a $9,758 reduction as a result of the companies sold and decreases of $8,946 at Belo's other properties.

Newsprint, ink and other supplies decreased $8,066 in the nine months ended September 30, 2001 as compared to the year earlier period, with a $4,812 reduction due to the companies sold and a decrease of $3,254 at Belo's remaining properties. Newsprint consumption decreased 15.4 percent for the remaining companies as compared to the prior year period due to lower advertising volume and web-width reductions. The average cost per metric ton of newsprint at the remaining companies increased 16.9 percent in the first nine months of 2001 as compared to the same period in 2000.

Depreciation expense increased $434 in the first nine months of 2001, of which amount $3,011 was due to depreciation on prior year capital expenditures at Belo's current companies, partially offset by a $2,577 decrease in depreciation expense from the companies sold.

Of the $2,088 decrease in amortization expense in the nine months ended September 30, 2001, $2,726 was associated with the operating companies sold in the fourth quarter of 2000, offset somewhat by an increase in amortization expense related primarily to 2000 acquisitions.

Interest expense for the nine months ended September 30, 2001 was $85,264, or
13.5 percent, lower than the year earlier expense of $98,582, reflecting lower average debt levels and lower average interest rates.

Other income (expense), net for the first nine months of 2001 decreased from income of $2,038 to expense of $29,190 primarily due to a charge of $28,785 related to the write-down of the Company's investments in certain
Internet-related companies in the second quarter of 2001.

The effective tax rate for the nine months ended September 30, 2001 was 107.2 percent, compared with 45.8 percent for the year earlier period. The Company's effective tax rate is projected to be in excess of 100 percent for the full year 2001 due to lower pretax earnings coupled with a fixed amount of non-deductible goodwill amortization. In addition to the effect of this year's advertising downturn, pretax earnings are lower due to special charges recorded in the second quarter of 2001 to write down the Company's investments in certain Internet-related companies.

As a result of the factors discussed above, the Company incurred a net loss for the nine months ended September 30, 2001 of $210 (0 cents per share) as compared to net earnings of $65,174 (55 cents per share) for the nine months ended September 30, 2000.

Segment Results of Operations

To enhance comparability of the Company's results of operations for the quarter and nine-month periods ended September 30, 2001 and 2000, certain information below is presented by segment on an "as adjusted" basis to take into account the 2000 dispositions of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV as though each had occurred at the beginning of the respective periods presented.

                                                     As Reported                          As Adjusted
                                                   (in thousands)                        (in thousands)
                                          Three months ended September 30,     Three months ended September 30,
                                       -------------------------------------------------------------------------
                                          2001          2000       % Chg.       2001          2000       % Chg.
                                          ----          ----       ------       ----          ----       ------
Net operating revenues
     Television group                  $ 133,998     $ 165,965     (19.3)%   $ 133,998     $ 161,509     (17.0)%
     Newspaper group                     181,066       217,686     (16.8)%     181,066       207,106     (12.6)%
     Interactive media                     3,449         2,883     19.6%         3,449         2,801     23.1%
     Other                                 3,972         3,819      4.0%         3,972         3,819      4.0%
                                       ---------     ---------               ---------     ---------
          Group revenues               $ 322,485     $ 390,353     (17.4)%   $ 322,485     $ 375,235     (14.1)%
                                       =========     =========               =========     =========
Operating cash flow(a)
     Television group                  $  45,387     $  68,218     (33.5)%   $  45,387     $  66,773     (32.0)%
     Newspaper group                      41,730        60,648     (31.2)%      41,730        57,744     (27.7)%
     Interactive media                    (4,083)       (4,968)    17.8%        (4,083)       (4,862)    16.0%
     Other                                  (495)         (515)     3.9%          (495)         (515)     3.9%
                                       ---------     ---------               ---------     ---------
          Group operating cash flow       82,539       123,383     (33.1)%   $  82,539     $ 119,140     (30.7)%
                                                                             =========     =========
     Corporate expenses                   (9,083)      (10,592)    14.2%
     Depreciation and amortization       (45,052)      (46,641)     3.4%
                                       ---------     ---------
          Earnings from operations     $  28,404     $  66,150     (57.1)%
                                       =========     =========

                                                       As Reported                              As Adjusted
                                                     (in thousands)                            (in thousands)
                                             Nine months ended September 30,          Nine months ended September 30,
                                       --------------------------------------------------------------------------------
                                          2001            2000         % Chg.       2001            2000         % Chg.
                                          ----            ----         ------       ----            ----         ------
Net operating revenues
     Television group                  $   442,092     $   502,537     (12.0)%   $   442,092     $   489,301     (9.6)%
     Newspaper group                       552,029         646,438     (14.6)%       552,029         614,332     (10.1)%
     Interactive media                       9,716           7,590     28.0%           9,716           7,401     31.3%
     Other                                  12,043          10,524     14.4%          12,043          10,524     14.4%
                                       -----------     -----------               -----------     -----------
          Group revenues               $ 1,015,880     $ 1,167,089     (13.0)%   $ 1,015,880     $ 1,121,558     (9.4)%
                                       ===========     ===========               ===========     ===========

Operating cash flow(a)
     Television group                  $   172,544     $   214,592     (19.6)%   $   172,544     $   210,449     (18.0)%
     Newspaper group                       129,559         185,269     (30.1)%       129,559         176,568     (26.6)%
     Interactive media                     (13,772)        (12,127)    (13.6)%       (13,772)        (11,800)    (16.7)%
     Other                                  (1,361)         (1,999)    31.9%          (1,361)         (1,999)    31.9%
                                       -----------     -----------               -----------     -----------
          Group operating cash flow        286,970         385,735     (25.6)%   $   286,970     $   373,218     (23.1)%
                                                                                 ===========     ===========
     Corporate expenses                    (33,457)        (31,059)    (7.7)%
     Depreciation and amortization        (136,129)       (137,783)     1.2%
                                       -----------     -----------
          Earnings from operations     $   117,384     $   216,893     (45.9)%
                                       ===========     ===========


(a) Operating cash flow is defined as earnings from operations plus depreciation and amortization. Operating cash flow is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance and liquidity. Operating cash flow should not be considered as a measure of financial performance or liquidity under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated condensed financial statements. Because operating cash flow is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, operating cash flow as presented may not be comparable to other similarly titled measures of other companies.

Television Group

On a reported basis, television group revenues for the quarter and nine months ended September 30, 2001 decreased $31,967, or 19.3 percent, and $60,445, or
12.0 percent, respectively, as compared to the prior year periods. These decreases resulted from continued lower advertising revenues due to the slowdown in the U.S. economy, lost advertising revenue estimated at $9,000 resulting from the events of September 11, decreases in political and .com advertising and the disposition of KOTV in the fourth quarter of 2000. Additionally, spot revenues in the third quarter of 2000 included approximately $10,500 from the broadcast of the Summer Olympics. Television group cash expenses for the quarter and nine months ended September 30, 2001 decreased $9,136, or 9.3 percent, and $18,397, or 6.4 percent, respectively, as a result of continued stringent cost controls and the sale of KOTV. As a result, on a reported basis, television group operating cash flow for the quarter and nine months ended September 30, 2001 decreased $22,831, or 33.5 percent, and $42,048, or 19.6 percent, respectively, from the comparable periods in 2000.

On an "as adjusted" basis, television group revenues decreased $27,511, or 17.0 percent, from $161,509 in the third quarter of 2000 to $133,998 in the third quarter of 2001. Year-to-date television group revenues were down 9.6 percent from $489,301 in 2000 to $442,092 in the current year. Spot revenues decreased
17.8 percent and 10 percent for the quarter and nine-month periods ended September 30, 2001, respectively, due in part to a decrease in political advertising. Political advertising revenue decreased $12,926, or 96.8 percent, from the third quarter of 2000 to the third quarter of 2001 and $18,706, or 88.2 percent, from the first nine months of 2000 to the same period in 2001. Excluding political advertising revenues, spot revenues were down 10.2 percent for the quarter and 6.2 percent for the nine months ended September 30, 2001. National advertising revenues declined 14.9 percent and 14.2 percent for the third quarter and nine-month periods of 2001, respectively, compared with 2000. Decreases in national advertising were reported in nearly all Belo markets, with the most significant decreases in the Dallas/Fort Worth, Seattle/Tacoma, Phoenix and Portland markets. Local advertising revenues were down 7.3 percent for the third quarter of 2001 and 0.9 percent for the first nine months of the year. Cash operating expenses decreased 6.5 percent and 3.3 percent in the quarter and nine-month periods ended September 30, 2001, respectively, due to cost control measures implemented in early 2001. Third quarter operating cash flow for the television group decreased 32.0 percent, from $66,773 in the third quarter of 2000 to $45,387 in the third quarter of 2001. For the nine months ended September 30, 2001, operating cash flow declined 18.0 percent, from $210,449 in 2000 to $172,544 in 2001. Television group operating cash flow margins declined from 41.3 percent in the third quarter of 2000 to 33.9 percent in the third quarter of 2001 and from 43.0 percent in the first nine months of 2000 to 39.0 percent in the same period of 2001.

Newspaper Group

On a reported basis, newspaper group revenues decreased $36,620, or 16.8 percent, and $94,409, or 14.6 percent, for the quarter and nine months ended September 30, 2001, respectively, as compared to the prior year periods. These declines were due to the sales of The Gleaner, The Eagle and the Messenger-Inquirer in the fourth quarter of 2000, lower advertising revenues as a result of the slowdown in the U.S. economy and lost advertising revenue estimated at $2,000 from the events of September 11. Newspaper group cash operating expenses were down 11.3 percent and 8.4 percent for the three and nine month periods of 2001, respectively, as compared to the same periods in 2000, as a result of the dispositions, lower newsprint expense and tight cost controls. As a result, on a reported basis, newspaper group operating cash flow declined $18,918, or 31.2 percent, and $55,710, or 30.1 percent, for the quarter and nine months ended September 30, 2001, respectively.

On an "as adjusted" basis, third quarter 2001 revenues for the newspaper group were $181,066, a decrease of 12.6 percent compared to revenues of $207,106 for the same period of 2000. Newspaper group revenues for the first nine months of 2001 were $552,029, a decrease of 10.1 percent compared to revenues of $614,332 for the same period of 2000. Total advertising revenues for the newspaper group declined 14.4 percent and 11.6 percent for the quarter and year-to-date periods ended September 30, 2001, respectively, primarily due to significant declines in classified employment advertising.

DMN reported revenue decreases of 16.1 percent and 12.1 percent for the third quarter and first nine months of 2001, respectively, as compared to the year earlier periods. Decreases in classified advertising revenues of 26.6 percent in the third quarter and 20.0 percent in the first nine months of 2001 as compared to the year earlier period were due to continued weakness in classified employment advertising. General advertising revenues declined 21.6 percent and 14.4 percent for the quarter and nine months ended September 30, 2001, respectively, due primarily to lower .com advertising. Excluding .com advertising, general advertising revenues decreased 8.9 percent and increased
0.2 percent in the quarter and year-to-date periods ended September 30, 2001, respectively. Retail advertising revenues were down 9.3 percent and 6.5 percent for the third quarter and first nine months of 2001, respectively, as compared to the year earlier periods.

PJ reported decreases in total revenues of 7.0 percent and 9.0 percent in the third quarter and year-to-date periods in 2001, respectively, as compared to the same periods in 2000. Decreases were reported in all major advertising categories with the most significant decreases in classified employment and retail advertising.

Total revenue for PE decreased 3.6 percent and 2.4 percent in the quarter and nine month periods ended September 30, 2001, respectively, as compared to the prior year periods, primarily due to declines in retail, classified and other advertising.

On an "as adjusted" basis, newspaper group cash expenses decreased 6.7 percent and 3.5 percent for the quarter and nine-month period ended September 30, 2001, respectively, as compared to the prior year periods due to continued cost controls initiated in early 2001 in response to the softening advertising environment and lower newsprint expense. Operating cash flow for the third quarter of 2001 was $41,730, or 27.7 percent, lower than third quarter 2000 operating cash flow of $57,744. For the year-to-date period, 2001 operating cash flow was $129,559, or 26.6 percent, lower than 2000. Newspaper group operating cash flow margins were 23.0 percent and 23.5 percent for the quarter and nine-month periods ended September 30, 2001, respectively, as compared to 27.9 percent and 28.7 percent for the comparable 2000 periods.

Interactive Media

On a reported basis, Interactive media revenues, which are principally derived from advertising on the Company's various Web sites, increased 19.6 percent, from $2,883 in the third quarter of 2000 to $3,449 in the third quarter of 2001. For the first nine months of 2001, Interactive media revenues increased 28.0 percent over the year earlier period, from $7,590 to $9,716. Interactive media cash expenses decreased 4.1 percent and increased 19.1 percent for the quarter and nine-month periods ended September 30, 2001, respectively, due to increased staffing and levels of operations early in the year, followed by the curtailment of expenses in the third quarter in response to the softening economy. As a result, the Company's Interactive media operations reported operating cash flow deficits of $4,083 and $13,772 for the quarter and nine months ended September 30, 2001, respectively, as compared to $4,968 and $12,127 for the comparable prior year periods.

Other

Other represents the Company's regional cable news operations, NWCN and TXCN. On both a reported and an "as adjusted" basis, Other revenues increased 4.0 percent, from $3,819 in the third quarter of 2000 to $3,972 in the third quarter of 2001. During the nine-month period, Other revenues increased 14.4 percent, from $10,524 in 2000 to $12,043 in 2001. Cash operating expenses increased 3.1 percent and 7.0 percent during the third quarter and first nine months of 2001, respectively, as compared to prior year periods. The operating cash flow deficit decreased from $515 for the third quarter of 2000 to $495 for the third quarter of 2001 and from $1,999 for the first nine months of 2000 to $1,361 for the 2001 comparable period, reflecting a decrease in the cash flow deficit at TXCN and an increase in operating cash flow at NWCN.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first nine months of 2001, net cash provided by operations was $113,883, compared with $169,884 for the same period in 2000. Tax payments in the first nine months of 2001 included $59,370 for taxes due on fourth quarter 2000 transactions, including the sales of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV and a gain in 2000 from the settlement of a lawsuit brought by the Company against a third party. Total debt decreased $82,610 from December 31, 2000 to September 30, 2001.

At September 30, 2001, the Company had $1 billion in fixed-rate debt securities as follows: $250,000 of 6-7/8 percent Senior Notes due 2002; $300,000 of 7-1/8 percent Senior Notes due 2007; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3 percent. On November 1, 2001, the Company issued $350,000 of 8% Senior Notes due 2008. The net proceeds from the offering were used to repay borrowings under the Company's existing revolving credit agreement. The Company also has $150,000 remaining available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

At September 30, 2001, the Company had a $1 billion variable-rate revolving credit agreement with a syndicate of 24 banks under which borrowings were $677,000. Borrowings under the agreement mature upon expiration of the agreement on August 29, 2002. In addition, the Company had $23,600 of short-term unsecured notes outstanding at September 30, 2001. These borrowings may be converted at the Company's option to revolving debt.

As of September 30, 2001, $600,700 of the Company's borrowings, including the $250,000 of 6-7/8% Senior Notes due 2002, $327,000 of bank debt outstanding under the Company's revolving credit agreement and bank borrowings of $23,600 have been classified as current. The Company is currently negotiating a new revolving credit facility and expects that the new facility will be finalized before December 31, 2001, at which time the current portion of the Company's borrowings will be classified as long-term in the financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 2001, the Company was in compliance with all debt covenant requirements.

In the first nine months of 2001, the Company paid dividends of $24,676, or 22.5 cents per share, on Series A and Series B common stock outstanding, compared with $24,866, or 21 cents per share, in the first nine months of 2000.

Capital expenditures in the first nine months of 2001 were $42,521. Expenditures were primarily for broadcast equipment purchases, including those for equipment to be used in the transmission of digital television, and publishing equipment purchases. After taking into account cost reduction measures in the third quarter, capital spending in 2001 is expected to be approximately $70,000. The Company expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

In the nine months ended September 30, 2001, the Company repurchased 683,800 shares of its stock under an existing authorization for the repurchase of 18,116,719 shares as of December 31, 2000. The remaining authorization for the repurchase of shares as of September 30, 2001 was 17,432,919 shares. In addition, the Company also has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. The total cost of the treasury shares purchased in the first nine months of 2001 was $12,621. All shares repurchased during the nine-month period ended September 30, 2001 have been retired.

In 2000, the Company announced the formation of a series of news partnerships with Time Warner Cable. The Time Warner agreements call for the creation of 24-hour news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. During the first nine months of 2001, an investment of $13,350 was made related to the Time Warner partnerships. The Company does not expect additional investments in the Time Warner partnerships during the fourth quarter.

Other Matters

On January 25, 2001, Belo announced that it had agreed to purchase KTTU-TV, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash, subject to approval by the FCC. Belo currently operates KTTU under a local marketing agreement with Clear Channel Communications, Inc.

On October 10, 2001, Belo announced a series of immediate cost reductions designed to align the Company's expense structure with expected revenue generation and maintain strong levels of cash generation. These measures include job eliminations, a one-year Company-wide wage freeze and a hold on capital spending and discretionary expenses at current reduced levels through 2002. As a result of the job eliminations, the Company will record a non-recurring severance charge in the fourth quarter of 2001.

On January 1, 2002, the Company will adopt Financial Accounting Standard No. 142, "Goodwill and Other Intangibles," issued by the Financial Accounting Standards Board in July 2001. Under the provisions of the new standard, goodwill and certain other intangibles will no longer be amortized, but instead will be reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles, is less that its carrying amount. The Company recorded $56,377 of goodwill amortization for the nine months ended September 30, 2001 and estimates that the annual reduction of goodwill expense will be approximately $75,100. The Company expects to complete its review for goodwill impairment, if any, under the new standard by the first quarter of fiscal year 2002. The probable effects of such review for goodwill impairment, if any, cannot presently be determined.

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

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; the effects of Company acquisitions and dispositions; and general economic conditions, including the aftermath of the recent terrorist attacks on the United States; as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K and in the Company's periodic press releases.

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

                   (8)   $350 million 8.00% Senior Note due 2008

                   (9) Officers' Certificate dated November 1, 2001 establishing terms of debt securities pursuant to
                         Section 3.1 of the Indenture

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

                  ~(7) * Retirement Agreement between the Company and Ward L.
                         Huey, Jr., dated November 3, 2000 (Exhibit 10.2(7) to the 2000 10-K)

                  ~(8) * Retirement Agreement between the Company and Burl
                         Osborne, dated June 27, 2001 (Exhibit 10.2(8) to the
                         2nd Quarter 2001 Form 10-Q)

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


                                            BELO CORP.



November 13, 2001                           By:/s/Dunia A. Shive
                                               ---------------------------------
                                                   Dunia A. Shive
                                                   Executive Vice President/
                                                   Chief Financial Officer



                                            By:/s/Janice E. Bryant
                                               ---------------------------------
                                                   Janice E. Bryant
                                                   Vice President/Controller

                                INDEX TO EXHIBITS


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

       EXHIBIT
       NUMBER      DESCRIPTION
       -------     -----------

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

                   (8)   $350 million 8.00% Senior Note due 2008

                   (9) Officers' Certificate dated November 1, 2001 establishing terms of debt securities pursuant to
                         Section 3.1 of the Indenture

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

                  ~(7) * Retirement Agreement between the Company and Ward L.
                         Huey, Jr., dated November 3, 2000 (Exhibit 10.2(7) to the 2000 10-K)

                  ~(8) * Retirement Agreement between the Company and Burl
                         Osborne, dated June 27, 2001 (Exhibit 10.2(8) to the
                         2nd Quarter 2001 Form 10-Q)

         12        Ratio of Earnings to Fixed Charges