Form 10-K
period 2001-12-31
BELO CORP
filed 2002-03-18
CIK 356080

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (214) 977-6606 Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                             ON WHICH REGISTERED
           -------------------                             -------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the registrant's voting stock held by nonaffiliates on February 28, 2002, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $2,438,621,865. *

Shares of Common Stock outstanding at February 28, 2002: 111,098,946 shares. (Consisting of 92,863,636 shares of Series A Common Stock and 18,235,310 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 8, 2002 are incorporated by reference into Part III (Items 10, 11, 12 and 13). Also incorporated by reference into Part II are certain items included in the Company's 2001 Annual Report to Shareholders (Items 5, 6, 7, 7A and 8).

                                   BELO CORP.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.    Business.......................................................     1
Item 2.    Properties.....................................................    11
Item 3.    Legal Proceedings..............................................    12
Item 4.    Submission of Matters to a Vote of Security Holders............    12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................    12
Item 6.    Selected Financial Data........................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    12
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks....    12
Item 8.    Financial Statements and Supplementary Data....................    13
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................    13

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............    13
Item 11.   Executive Compensation.........................................    13
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    13
Item 13.   Certain Relationships and Related Transactions.................    13

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.....................................................    13

Signatures................................................................    18

                                     PART I

ITEM 1. BUSINESS

      Belo Corp. ("Belo" or the "Company") is one of the nation's largest media companies, with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.4 billion in 2001 revenues, Belo operates news and information franchises in some of America's most dynamic markets and regions. The Company owns 19 television stations (six in the top 16 markets) that reach
13.9 percent of U.S. television households, and manages one television station through a local marketing agreement ("LMA"). Belo also publishes four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of more than 1.2 million copies. In addition, Belo owns or operates six cable news channels. Belo's Internet subsidiary, Belo Interactive, Inc. ("Belo Interactive"), includes 34 Web sites, several interactive alliances and a broad range of Internet-based products.

      The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided Belo's success for 160 years.

      Note 13 to the Consolidated Financial Statements, which is included in Belo's Annual Report to Shareholders, contains information about the Company's industry segments for the years ended December 31, 2001, 2000 and 1999.

                                TELEVISION GROUP

      Belo's Television Group is the nation's fifth largest non-network owned station group based on audience share. The Company owns 19 television stations and manages one station under an LMA. In the 15 markets in which the Company operates, eight of Belo's stations are ranked number one and four are ranked number two in "sign-on/sign-off" audience rating, based on November 2001 Nielsen estimates. Belo has six stations in the top 16 markets and 14 stations in the top 50 markets. Belo's stations collectively reach 13.9 percent of U.S. television households.

      Belo's stations are primarily concentrated in three high-growth regions:
Texas, the Northwest and the Southwest. Six of the Company's stations are located in four of the fastest growing major metropolitan areas in the country:

      -     ABC affiliate WFAA-TV in Dallas/Fort Worth;

      -     CBS affiliate KHOU-TV in Houston;

      -     NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and

      -     Independent KTVK-TV and WB affiliate KASW-TV in Phoenix.

      The Company has a balanced portfolio of network-affiliated stations with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large market station associated with each network . In addition, Belo owns two independent ("IND") stations, one Warner Brothers Network ("WB") affiliate, one FOX affiliate and two United Paramount Network ("UPN") affiliates and operates one additional UPN affiliate under an LMA. This balance provides stability to Belo's revenue stream regardless of which network leads prime time.

      Belo's television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo's television stations have garnered 15 Alfred I. duPont-Columbia Awards, 12 George Foster Peabody Awards and 2219 Edward R. Murrow Awards - the industry's most prestigious honors.

      The Company's television broadcasting operations began in 1950 with the acquisition of WFAA shortly after the station began operations. In 1984, the Company expanded its television operations with the purchase of stations in Houston, Sacramento, Hampton/Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired stations in New Orleans and Seattle/Tacoma, respectively. The Providence Journal Company acquisition in February

1997 added nine television stations, including NBC affiliate KING in Seattle/Tacoma. In accordance with Federal Communications Commission ("FCC") regulations, which at that time prohibited ownership of two or more stations in a single market, Belo exchanged its UPN affiliate, KIRO-TV, in Seattle/Tacoma for CBS affiliate KMOV-TV in St. Louis in June 1997. In October 1997, Belo acquired CBS affiliate KENS-TV in San Antonio. In June 1999, Belo acquired KVUE-TV, the ABC affiliate in Austin in exchange for KXTV, the Company's ABC affiliate in Sacramento. KASA-TV (FOX) in Albuquerque and KHNL-TV (NBC) in Honolulu were sold in October 1999, and KTVK (IND) in Phoenix was acquired in November 1999. On March 1, 2000, Belo acquired KONG (IND) in Seattle/Tacoma and KASW (WB) in Phoenix, which were previously operated by Belo under LMAs. At the end of December 2000, Belo sold KOTV (CBS) in Tulsa. On October 1, 2001, Belo purchased KSKN-TV, the UPN/WB affiliate in the Spokane, Washington television market and on March 12, 2002, Belo purchased KTTU-TV, the UPN affiliate in Tucson. Prior to the acquisitions, Belo operated KSKN and KTTU under LMAs.

      The following table sets forth information for each of the Company's stations (including stations with which it has an LMA) and their markets as of December 31, 2001:

------------------------------------------------------------------------------------------------------------
                                                                            Number of    Station   Station
                      Market                                               Commercial    Rank in   Audience
                       Rank              Year       Network                Stations in    Market   Share in
         Market        (1)    Station  Acquired  Affiliation(2)  Channel    Market(3)      (4)     Market(5)
------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth        7     WFAA      1950        ABC            8          15           1         13
Houston                 11     KHOU      1984        CBS           11          16           2         12
Seattle/Tacoma          12     KING      1997        NBC            5          14           1         14
Seattle/Tacoma          12     KONG      2000        IND           16          14           6*         2
Phoenix                 16     KTVK      1999        IND            3          12           3          9
Phoenix                 16     KASW      2000         WB           61          12           6*         5
St. Louis               22     KMOV      1997        CBS            4           8           2*        14
Portland                23      KGW      1997        NBC            8           8           1*        13
Charlotte               27     WCNC      1997        NBC           36           8           3          9
San Antonio             37     KENS      1997        CBS            5          10           1*        13
San Antonio (6)         37     KBEJ       ---        UPN            2          10           6          1
Hampton/Norfolk         42     WVEC      1984        ABC           13           7           2*        10
New Orleans             43      WWL      1994        CBS            4           8           1         20
Louisville              50     WHAS      1997        ABC           11           9           1*        13
Austin                  54     KVUE      1999        ABC           24           6           2         12
Tucson                  73     KMSB      1997        FOX           11           9           4         10
Tucson (7)              73     KTTU       ---        UPN           18           9           5*         3
Spokane                 78     KREM      1997        CBS            2           6           1*        14
Spokane                 78     KSKN      2001       UPN/WB         22           6           5          3
Boise (8)              121     KTVB      1997        NBC            7           6           1         22
------------------------------------------------------------------------------------------------------------

      (1) Market rank is based on the relative size of the television market Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 2001 Nielsen estimates.

      (2) Substantially all the revenue of the Company's television stations is derived from advertising. Less than 4 percent of television revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

      (3) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.

      (4) Station rank is derived from the station's rating, which is based on November 2001 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.

      (5) Station audience share is based on November 2001 Nielsen estimates of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

      (6)   Operated under an LMA.

      (7) On March 12, 2002, Belo acquired KTTU. Prior to the acquisition, Belo operated KTTU under an LMA.

      (8) The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

      *     Tied with one or more other stations in the market.

      The principal source of revenue for Belo's television stations is the sale of air time to local and national advertisers. In 2001, approximately 93.6 percent of total television revenues was derived from spot revenues. Network compensation was 3.7 percent of total television revenues.

      Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (ABC, CBS, NBC and FOX). The second category is comprised of stations affiliated with newer national networks, such as UPN, WB and Paxson Communications Corporation. The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenues of a television station because the audience ratings generated by a network's programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station's programming and market size.

      The Company's network affiliation agreements generally provide the station with the exclusive right to broadcast in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Stations generally receive a specified amount of network compensation for broadcasting network programming. To the extent that a station's preemptions of network programming exceed a designated amount, that compensation may be reduced. Network compensation is also subject to reduction by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice. The Company has network affiliation agreements in place with ABC, CBS, NBC, FOX, WB and UPN. The Company and FOX are currently negotiating a new agreement. Belo's station with which it has an LMA has an affiliation agreement with UPN.

                                 NEWSPAPER GROUP

      Belo's Newspaper Group comprises four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of more than 1.2 million copies. The group is led by The Dallas Morning News, which has the country's seventh-largest Sunday circulation and tenth-largest daily circulation. Recognized as one of the elite newspapers in America, The Dallas Morning News has earned six Pulitzer Prizes since 1986 for its news reporting and photography initiatives. The Providence Journal, the Company's second largest publication based on total circulation, has won four Pulitzer Prizes and Belo's third largest publication, The Press-Enterprise, has won one Pulitzer Prize. Belo also owns the Denton Record-Chronicle in Denton, Texas and operates certain commercial printing businesses.

      The Company's principal newspaper, The Dallas Morning News, was established in 1885 and is one of the leading newspaper franchises in America. Its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive news and information, and community service. The Company acquired The Providence Journal in February 1997. The Providence Journal also has a long history of journalistic excellence and service to its community and is America's oldest major daily newspaper of general circulation and continuous publication. Belo acquired The Press-Enterprise in July 1997 and the Denton Record-Chronicle in June 1999.

      The following table sets forth information concerning the Company's daily newspaper operations:

------------------------------------------------------------------------------------------------------------
                                                        2001                               2000
                                            ------------------------------    ------------------------------
                                                Daily          Sunday             Daily          Sunday
         Newspaper            Location      Circulation(1)  Circulation(1)    Circulation(1)  Circulation(1)
--------------------------------------------------------------------------    ------------------------------
The Dallas Morning News      Dallas, TX         514,665         776,387           520,157         785,758
The Providence Journal     Providence, RI       165,880         233,751           162,358         230,636
The Press-Enterprise        Riverside, CA       168,765         176,968           166,935         174,636
Denton Record-Chronicle      Denton, TX          15,969          20,428            15,835          19,443
------------------------------------------------------------------------------------------------------------

(1) Average paid circulation is for the six months ended September 30, 2001 and 2000, respectively, according to the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which 2001 circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2000 and 2000 circulation data is taken from the Certified Audit of Circulations Report for the six-month period ended September 30, 2000 (unaudited).

      The Company's three largest newspapers, The Dallas Morning News, The Providence Journal and The Press-Enterprise, provide coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in the 12 counties surrounding Dallas. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout Riverside County and the Inland Empire area of southern California.

      Belo's newspaper group derives its revenue from advertising, circulation and commercial printing. For the year ended December 31, 2001, advertising revenue accounted for 85 percent of total newspaper revenue while circulation revenue accounted for 12.3 percent and commercial printing accounted for most of the remaining amount.

      The following table sets forth information concerning the prices of the Company's daily newspapers as of December 31, 2001:

            ---------------------------------------------------
                                         Newsstand Price(1)
                                      -------------------------
            Newspaper                    Daily      Sunday
            ---------------------------------------------------
            The Dallas Morning News      $.50        $1.50
            The Providence Journal       $.50        $2.00
            The Press-Enterprise         $.25        $1.25
            Denton Record-Chronicle      $.25        $1.00
            ---------------------------------------------------

      (1) Newsstand price represents the rate for single copy sales. Newspapers are typically sold to distributors and subscribers at prices less than the newsstand price.

      The basic material used in publishing Belo's newspapers is newsprint. Currently, newsprint is primarily purchased from five suppliers. In addition, The Providence Journal purchases approximately 50 percent of its newsprint from other suppliers under long-term contracts. These contracts provide for certain minimum purchases per year. Less than 5 percent of the Company's newsprint is purchased on the spot market in privately negotiated transactions. Management believes its sources of newsprint, along with available alternate sources, are adequate for the Company's current needs.

      During 2001, Belo's publishing operations consumed approximately 220,000 metric tons of newsprint at an average cost of $569 per metric ton. Consumption of newsprint in the previous year was approximately 269,000 metric tons (including approximately 8,000 metric tons for newspapers sold at the end of 2000) at an average cost per metric ton of $520. Newsprint prices rose from late 1999 through the first half of 2001 but have subsequently declined due to lower demand resulting from the slowdown in the U.S. economy.

                                INTERACTIVE MEDIA

      The Internet is a powerful resource through which the Company continuously explores ways to expand the scope of its core businesses while creating innovative services for its viewers, readers and advertisers. Interactive editions of Belo's newspapers along with the Web sites of each of the Company's television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to better serve the needs of its audience.

      The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information. According to Nielsen/NetRatings, Belo Interactive has seven of the top 25 local television-affiliated Web sites in the U.S., and the Company's newspaper-affiliated Web sites in Dallas and Providence are the leading local media sites in those market areas.

      Revenues for Belo Interactive in 2001 were principally derived from advertising on its various Web sites and, to a much lesser extent, fees generated from Internet service provider subscriptions and data retrieval services.

      In 2001, the Company purchased a minority equity position in Classified Ventures, LLC and joined the affiliated network of cars.com, Classified Venture's leading automotive site. In addition, in 2001, the Company joined the CareerBuilder network which offers on-line job seekers and employers both local and national access to employment and resume postings.

                                   CABLE NEWS

      Belo's cable news operations include Texas Cable News ("TXCN") and Northwest Cable News ("NWCN"), which provide regional news coverage in a comprehensive 24-hour a day format, utilizing the news resources of the

Company's television stations and newspapers in Texas and television stations in the Northwest. The Company also operates four cable news channels in partnership with Cox Communications and others, which provide local market coverage in New Orleans, Louisiana (NewsWatch on Channel 15), Phoenix, Arizona (Arizona NewsChannel and !Mas! Arizona) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels also utilize the news resources of the television stations owned by the Company in those markets. !Mas! Arizona is the Southwest's first Spanish-language cable news, information and sports channel. The channel became available to viewers in September 2000 and provides in-depth coverage of local issues and stories in the community.

      During 2001 and 2000, Belo announced the formation of news partnerships with Time Warner Cable that call for the creation of 24-hour local cable news channels in Houston and San Antonio, Texas and in Charlotte, North Carolina. Each of these news channels is expected to be available to viewers in 2002.

                                   COMPETITION

      The success of broadcasting operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies. Competition for advertising revenues at Belo's television stations, as well as its daily newspapers, Web sites and cable news operations, includes other television stations and newspapers (including those owned and operated by Belo), direct broadcast satellite ("DBS"), radio stations, cable television systems, outdoor advertising, the Internet, magazines and direct mail advertising.

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

                                 FCC REGULATION

      GENERAL. Belo's television broadcast operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the Communications Act empowers the FCC to:

      -     assign frequency bands;

      -     determine stations' operating frequencies, location and power;

      -     issue, renew, revoke and modify station licenses;

      -     regulate equipment used by stations;

      - impose penalties for violation of the Communications Act or of FCC regulations;

      - impose fees for processing applications and other administrative functions; and

      -     adopt regulations to carry out the Communications Act's provisions.

      The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations. The Communications Act would prohibit Belo's subsidiaries from continuing as broadcast licensees if record ownership of, or power to vote, more than one-fourth of Belo's stock were to be held by aliens, foreign governments or their representatives, or by corporations formed under the laws of foreign countries.

      STATION LICENSES. Under the Communications Act, as amended by the Telecommunications Act of 1996 (the "1996 Act"), the FCC grants television station licenses for terms of up to eight years. The 1996 Act also requires renewal of a television license if the FCC finds that:

      - the station has served the public interest, convenience and necessity;

      - there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations; and

      - there have been no other violations by the licensee of either the Communications Act or the FCC's rules and regulations which, taken together, constitute a pattern of abuse.

      In making its determination, the FCC cannot consider whether the public interest would be better served by a party other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of a license.

      The current license expiration dates for each of Belo's television broadcast stations are as follows:

      WVEC ..................................................  October 1, 2004
      WCNC ..................................................  December 1, 2004
      WWL  ..................................................  June 1, 2005
      WHAS ..................................................  August 1, 2005
      KMOV ..................................................  February 1, 2006
      KENS ..................................................  August 1, 2006
      KHOU ..................................................  August 1, 2006
      KVUE ..................................................  August 1, 2006
      WFAA ..................................................  August 1, 2006
      KASW ..................................................  October 1, 2006
      KMSB ..................................................  October 1, 2006
      KTTU ..................................................  October 1, 2006
      KTVB ..................................................  October 1, 2006
      KTVK ..................................................  October 1, 2006
      KING ..................................................  February 1, 2007
      KONG ..................................................  February 1, 2007
      KGW  ..................................................  February 1, 2007
      KREM ..................................................  February 1, 2007
      KSKN ..................................................  February 1, 2007

      The current license expiration date for KBEJ, the television station with which the Company has an LMA, is August 1, 2006.

      OWNERSHIP RULES. The FCC's ownership rules, as modified pursuant to the 1996 Act and in subsequent FCC proceedings, limit the aggregate audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 35 percent of the total national audience. FCC rules also limit common ownership, operation and control of, or cognizable or "attributable" interests or voting power in:

      -     television stations serving the same area;

      -     television stations and radio stations serving the same area;

      -     television stations and daily newspapers serving the same area; and

      -     television stations and cable systems serving the same area.

      The FCC's ownership rules affect the number, type and location of newspaper, broadcast and cable television properties that Belo might acquire in the future. For example, under current FCC rules, Belo generally may not acquire any daily newspaper or cable television property in a market where it now owns or has an interest in a television station deemed attributable under FCC rules. Belo's ownership of The Dallas Morning News and WFAA, which are both located in the Dallas/Fort Worth DMA, predates the adoption of the FCC's rules regarding newspaper/broadcast cross-ownership and was "grandfathered" by the FCC.

      In August 1999, the FCC concluded long-standing proceedings to review and revise several of its rules regulating television station ownership and the standards used to determine what types of interests are considered to be attributable under its rules. As modified in 1999, and in an order on reconsideration issued in January 2001, one of these rules, the so-called "duopoly" rule, permits a party to own two or more television stations that (1) are located in separate DMAs or (2) are located in the same DMA, but do not have overlapping Grade B service contours. In addition, a party may acquire a second television station in the same DMA where it already owns or has an interest in a television station, if:

      - at least eight television "voices" (independently owned and operated stations whose Grade B signals overlap the Grade B contour of at least one of the stations in the proposed combination, excluding
            LMAs) will remain in the market following the acquisition of the new television station; and

      - one of the two stations is not ranked among the top four stations in the market based on Nielsen audience share ratings.

      It is pursuant to this duopoly rule that Belo acquired KONG, KASW, KSKN and KTTU, which are located in the same DMA as Belo's stations KING, KTVK, KREM and KMSB, respectively. In addition, the FCC's rules provide that future waivers of the duopoly restrictions will be available to permit acquisition of "failed" or "failing" stations or unbuilt stations, subject to some conditions.

      In its August 1999 decision, as modified by the January 2001 reconsideration orders, the FCC relaxed its restrictions on the common ownership of television and radio stations. The FCC rules generally permit the common ownership of up to two television and six radio stations, or one television and seven radio stations, provided at least 20 independent media "voices" would remain in the market. In addition, the FCC's rules provide that future waivers of the television/radio ownership restrictions generally will be available to permit the acquisition of "failed" stations.

      The FCC's January 2001 reconsideration orders made several minor changes to the FCC's attribution rules. Under the FCC's attribution rules as they stand after the reconsideration orders, the following relationships and interests generally are attributable for purposes of the agency's broadcast ownership restrictions:

      - All officers and directors of a licensee and its direct or indirect parent(s);

      -     Voting stock interests of at least five percent;

      - Stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

      - Any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; and

      - Equity and/or debt interests which in the aggregate exceed 33 percent of a licensee's total assets, if the interest holder supplies more than 15 percent of the station's total weekly programming, or is a same-market broadcast company, cable operator or newspaper.

      Under the 1996 Act, the FCC must review all of its broadcasting ownership rules biennially to determine if they remain necessary in the public interest. In June 2000, the FCC completed its 1998 biennial review of its rules and decided to retain the 35 percent national television ownership limitation, the cable system/television station cross-ownership rule and the limit on the number of radio stations a company may own in a given market. In addition, the FCC proposed to consider limited changes to the newspaper/broadcast cross-ownership rule. In January 2001, the FCC completed its 2000 biennial review, making no additional relevant changes to its ownership rules.

      On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision reviewing the FCC's retention of the 35 percent national television ownership limitation and the cable system/television station cross-ownership rule. Concluding that the FCC had not justified their retention, the court struck down the cable system/television cross ownership rule and remanded the 35 percent limitation to the FCC for further consideration. On remand, the FCC will be required to justify the rule as necessary in the public interest. Belo cannot predict the outcome of the proceeding on remand or whether the FCC will seek review of the Court of Appeals' decision before the Supreme Court.

      In September 2001, the FCC initiated a proceeding to determine whether any changes should be made to its newspaper/broadcast cross-ownership rule. In November 2001, the FCC initiated a proceeding to review its rules governing the ownership of multiple radio stations within a single market. Belo cannot predict the outcome of any of these proceedings.

      PROGRAMMING AND OPERATIONS. The FCC has significantly reduced its regulation of the programming and other operations of broadcast stations in recent years, including elimination of formal ascertainment requirements and guidelines concerning the amounts of some types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network/affiliate relations, cable systems' carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, accessibility of television programming to audience members who are visually or hearing disabled, application procedures and other areas affecting the business or operations of broadcast stations.

      The courts have refused to overturn the FCC's invalidation of most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. In October 2000, the U.S. Court of Appeals for the D.C. Circuit ordered the FCC to repeal the personal attack and political editorializing rules, which had their origins in the Fairness Doctrine and which required broadcasters to provide free response time to certain individuals or groups. The FCC may consider re-instituting fairness obligations at a later date.

      The Children's Television Act of 1990 limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The FCC subsequently adopted stricter children's programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children's educational programming per week. In October 2000, the FCC extended indefinitely the requirement that broadcasters report on their children's programming activities on a quarterly basis, and the agency now is considering a requirement that broadcasters place their children's programming reports on their own Web sites. To date, the FCC has not resolved this issue. Broadcasters also are required to place "issues/programs lists" in their public inspection files to provide their communities with information on their level of "public interest" programming.

      In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's longstanding Equal Employment Opportunity ("EEO") regulations were unconstitutional. In January 2000, the FCC adopted new EEO rules, which imposed job information dissemination, recruitment and reporting requirements.

      In January 2001, however, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's new EEO rules. The CommissionFCC thereafter suspended the rules, except for the general obligation not to engage in employment discrimination based on race, color, religion, national origin or sex. In December 2001, the FCC voted to open a new proceeding to re-establish EEO rules for broadcasters, which would reinstate various requirements. Belo cannot predict the outcome of this proceeding.

      The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between having a right to mandatory carriage on local cable systems, referred to as "must carry rights," or a right to restrict or prevent cable systems from carrying the station's signal without the station's permission, referred to as "retransmission consent". The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services.

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

      On April 3, 1997, a second channel on which to initially provide separate DTV programming or simulcast its analog programming was assigned to all broadcasters holding a license to operate a full-power television station or a construction permit for such a station. These second channels are assigned for an eight-year transition period scheduled to end in 2006. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the ten largest markets were required to be on the air with a digital signal by May 1, 1999. Several stations in large markets voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998. The Company's network-affiliated stations in Dallas, Houston and Seattle met the accelerated schedule. Affiliates of the four major networks in the top 30 markets were required to begin transmitting digital signals by November 1999. Belo's stations in St. Louis, Portland and Charlotte each met this schedule. Except as noted below, all other commercial broadcasters must follow suit by May 1, 2002. Belo's remaining stations expect to meet this schedule, except for Belo's stations in Austin, Spokane and Tucson which have filed applications to obtain FCC-approved extensions.

      At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Some of the vacated spectrum has been allocated to public safety transmissions, while the remainder will be auctioned for use by other telecommunications services.

      The FCC hopes to complete the full transition to DTV by 2006. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of the television households in their respective markets can receive a digital signal. In addition, pursuant to a September 2001 FCC order, broadcasters operating on channels 59-69 who voluntarily give up one of their channels as a result of a "band-clearing agreement" may continue to operate in analog until December 31, 2005, or until at least 70 percent of the television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, as well as other factors, including the pace of DTV receiver production and sales, may cause delays in the DTV transition. The FCC has periodically reviewed and will continue to periodically review the progress of DTV and make adjustments to the 2006 target date, if necessary.

      In January 2001, the FCC issued a further order reviewing various DTV transition issues. In particular, the order required commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) to elect their permanent post-transition DTV channel by December 1, 2003. The order also required commercial broadcasters to provide a DTV signal that replicates their current analog service area by December 1, 2004, or else lose interference protection in those portions of their existing service area not covered by their digital signal. In addition, the order required commercial stations to provide a stronger digital signal to their communities of license than was previously required.

      In November 2001, the FCC issued a reconsideration order on DTV transition issues which modified many of the rules the agency established in January 2001. Significantly, the reconsideration order temporarily defers the FCC's previously established deadlines for broadcasters to (1) choose their permanent post-transition DTV channel; (2) provide a DTV signal that replicates their analog service area; and (3) build maximized DTV facilities. The FCC intends to establish deadlines for these requirements in its next periodic review of the DTV transition and emphasized that none of the deadlines will be after the later of December 31, 2006 or the date by which 85 percent of the television households in a licensee's market are capable of receiving the signals of DTV stations. The order also permits broadcasters to request special temporary authority to construct initial minimal DTV facilities (i.e., facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities. The order further allows commercial stations subject to the May 1, 2002 construction deadline (i.e., stations not in the top 30 markets) to initially broadcast a digital signal during prime time hours only.

      In January 2001, the FCC issued an order addressing the must carry rights of digital television broadcasters. Although the FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV, the FCC did determine the following:

      - Digital-only television stations may immediately assert carriage rights on local cable systems;

      - Television stations that return their analog spectrum and convert to digital operations are entitled to must carry rights; and

      - A digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other
            "program-related" content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

      Several parties have filed petitions for reconsideration of various parts of the FCC's DTV must carry decision. Those petitions remain pending before the agency, and Belo cannot predict what changes, if any, the FCC will make to its DTV must carry rules on reconsideration.

      In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees. Specifically, the FCC requested information in four general areas:

      - The new flexibility and capabilities of digital television, such as multiple channel transmission;

      - Service to local communities, including information on public interest activities and disaster relief;

      - Enhancing access to the media by persons with disabilities and using DTV to encourage diversity in the digital era; and

      -     Enhancing the quality of political discourse.

In commencing the proceeding, the FCC did not propose specific new rules or policies, but stated that it was seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV.

      In addition, the FCC has commenced, but not completed, a proceeding specifically addressing the children's programming obligations of DTV broadcast licensees and how the current children's programming rules should apply to DTV. In this proceeding, the FCC is considering a number of measures that might increase licensees' current obligation to air at least three hours of educational programming per week.

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

      As part of those rulemakings, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to make must carry elections by July 1, 2001. The July 1, 2001 election is effective from January 1, 2002 to December 31, 2005.

      The DBS industry challenged SHVIA and the FCC's DBS must carry rules in federal court. In December 2001, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the federal law that requires DBS carriers to carry the signals of all local television stations in markets where they elect to carry any local signals. The ruling means that, starting January 1, 2002, DBS operators were required to carry all local television stations in the local markets they currently serve unless they opt to discontinue local service to those markets. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or an a la carte basis.

      The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, other applicable statutes or the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, various of the foregoing matters are now, or may become, the subject of court litigation and Belo cannot predict the outcome of any such litigation or the impact on its business.

                                    EMPLOYEES

      As of December 31, 2001, the Company had approximately 7,820 employees. Belo has approximately 900 employees who are represented by various employee unions. Approximately 400 of these employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations and other properties. Belo believes its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

      At December 31, 2001, Belo owned broadcast operating facilities in the following U. S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING and KONG); Phoenix, Arizona (KTVK and KASW); Portland, Oregon
(KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); New Orleans, Louisiana (WWL); Norfolk, Virginia (WVEC); Louisville, Kentucky (WHAS); Austin, Texas (KVUE); Tucson, Arizona (KMSB and KTTU); Spokane, Washington (KREM and
KSKN); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri. Three of the Company's broadcast facilities use broadcast towers that are jointly owned with another television station in the same market (WFAA, KGW and KENS). The broadcast towers associated with the Company's other television stations are wholly-owned by the Company.

      The Company leases a facility in Washington, D.C. that is used by its television and newspaper operations for the gathering and distribution of news from the Nation's capital. This facility includes a broadcast studio as well as general office space.

      The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas where eight high-speed offset presses are housed to print The Dallas Morning News and, beginning in February 2002, the Denton Record-Chronicle. Certain other operations of The Dallas Morning News are housed in a Company-owned, four-story building in downtown Dallas. The non-production operations of the Denton Record-Chronicle are housed in a Company-owned, two-story building in Denton, Texas.

      The Company also owns and operates a newspaper printing facility in Providence, Rhode Island where three high-speed flexographic presses are housed to print The Providence Journal. The remainder of The Providence Journal's operations is housed in a Company-owned, five-story building in downtown Providence.

      The Company owns and operates a newspaper publishing facility and a commercial printing facility in Riverside, California. The newspaper publishing facility is located in downtown Riverside, California and is equipped with three high-speed offset presses to print The Press-Enterprise. The non-production operations of The Press-Enterprise are also housed in this facility.

      Each of Belo's three large market newspapers' facilities is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

      TXCN's operations are conducted from a fully-equipped digital television facility located in downtown Dallas. NWCN conducts its regional cable news operations from the KING facility.

      The Company's corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices located in downtown Dallas in a seventeen-story office building owned by the Company. The Company also leases space for its secondary data center in Irving, Texas.

      The operations of Belo Interactive are located at each of Belo's individual operating units and in leased office space in downtown Dallas.

      All of the foregoing operations have additional leasehold and other interests that are used in their respective activities and are not materially important physical properties. The Company believes its properties are in satisfactory condition and are well maintained, and that such properties are adequate for present operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information set forth under the heading "Market Data" and "Note 9:
Common and Preferred Stock" contained in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information set forth under the heading "Selected Financial Data" contained in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The information set forth under the heading "Market Risks" contained in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information set forth under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," together with the "Report of Independent Auditors" contained in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the headings "Proposal: Election of Directors," "Executive Officers," and "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the heading "Executive Compensation" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the heading "Stock Ownership" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the headings "Information about the Board and its Committees - Certain Relationships" and "- Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)   The financial statements referenced in Item 8 are incorporated herein by reference to the 2001 Annual Report to Shareholders, a portion of which is filed as Exhibit 13 to this Form 10-K.

      (2) The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the 2001 Annual Report to Shareholders.

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

          EXHIBIT
          NUMBER        DESCRIPTION
          ------        -----------
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

                        (4)  *   $200 million 7-3/4% Senior Debenture due 2027
                                 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form
                                 10-Q)

                        (5)  *   Officers' Certificate dated June 13, 1997
                                 establishing terms of debt securities pursuant
                                 to Section 3.1 of the Indenture (Exhibit 4.6(5)
                                 to the 2nd Quarter 1997 Form 10-Q)

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

                        (7)  *   Officers' Certificate dated September 26, 1997
                                 establishing terms of debt securities pursuant
                                 to Section 3.1 of the Indenture (Exhibit 4.6(7)
                                 to the 3rd Quarter 1997 Form 10-Q)

                        (8)  *   $350 million 8.00% Senior Note due 2008 (Exhibit
                                 4.6(8) to the Company's Quarterly Report on Form
                                 10-Q for the quarterly period ended September
                                 30, 2001 (the "3rd Quarter 2001 Form 10-Q"))

                        (9)  *   Officers' Certificate dated November 1, 2001
                                 establishing terms of debt securities pursuant
                                 to Section 3.1 of the Indenture (Exhibit 4.6(9)
                                 to the 3rd Quarter 2001 Form 10-Q)

          10.1          Financing agreements:

                        (1)   Five-year Credit Agreement dated as of November
                              29, 2001 among the Company, as Borrower; J.P.
                              Morgan Chase Bank, as Administrative Agent and as
                              Competitive Advance Facility Agent; J.P. Morgan
                              Securities Inc. and Banc of America Securities
                              LLC, as Co-Advisors, Co-Arrangers and Joint
                              Bookrunners; Bank of America, N.A., Fleet National
                              Bank and the Bank of New York, as Co-Syndication
                              Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior
                              Managing Agents.

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

                        ~(2)     Belo 1986 Long-Term Incentive Plan:
                              *  (a) Belo Corp. 1986 Long-Term Incentive Plan
                                     (Effective May 3, 1989, as amended by
                                     Amendments 1, 2, 3, 4 and 5) (Exhibit
                                     10.3(2) to the Company's Annual Report on
                                     Form 10-K dated March 10, 1997 (the "1996
                                     Form 10-K"))
                              *  (b) Amendment No. 6 to 1986 Long-Term Incentive
                                     Plan (Exhibit 10.3(2)(b) to the Company's
                                     Annual Report on Form 10-K dated March 19,
                                     1998 (the "1997 Form 10-K"))
                              *  (c) Amendment No. 7 to 1986 Long-Term Incentive
                                     Plan (Exhibit 10.2(2)(c) to the 1999 Form
                                     10-K)
                              *  (d) Amendment No. 8 to 1986 Long-Term Incentive
                                     Plan (Exhibit 10.3(2)(d) to the 2nd Quarter
                                     1998 Form 10-Q)

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

                        ~(5)     Belo Supplemental Executive Retirement Plan
                              *  (a) Belo Supplemental Executive Retirement Plan
                                     As Amended and Restated Effective January 1,
                                     2000 (Exhibit 10.2(5)(a) to the 1999 Form
                                     10-K)
                              *  (b) First Amendment to Belo Supplemental
                                     Executive Retirement Plan as Amended and
                                     Restated Effective January 1, 2000, dated
                                     July 27, 2000 (Exhibit 10.2(5) to the 2nd
                                     Quarter 2000 Form 10-Q)

                        ~(6)  *  Belo 2000 Executive Compensation Plan (Exhibit
                                 4.15 to Registration Statement Form S-8 (No.
                                 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                        ~(7)  *  Retirement Agreement between the Company and
                                 Burl Osborne, dated June 27, 2001 (Exhibit
                                 10.2(8) to Company's Quarterly Report on Form
                                 10-Q for the quarterly period ended June 30,
                                 2001)

          12  Ratio of Earnings to Fixed Charges

          13  Portions of the 2001 Annual Report to Shareholders (Items 5, 6, 7,
              7A and 8)

          21  Subsidiaries of the Company

          23  Consent of Ernst & Young LLP

          EXHIBIT
          NUMBER        DESCRIPTION
          ------        -----------
          24            Power of Attorney (set forth on the signature page(s)
                        hereof)

      (b) Reports on Form 8-K.

          The following reports were filed on Form 8-K during the quarter for which this report is filed:

          (1) Current Report on Form 8-K (Date of Event: October 29, 2001) filed on November 1, 2001 reporting that the Company entered into an Underwriting Agreement with Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, for the sale of $350,000,000 aggregate principal amount of the Company's 8.00% Senior Notes due 2008.

          (2) Current Report on Form 8-K (Date of Event: October 24, 2001) filed on October 26, 2001 reporting the issuance of a press release announcing the Company's results for the third quarter of fiscal 2001.

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

                                        BELO CORP.


                                        By: /S/ Robert W. Decherd
                                            ------------------------------------
                                            Robert W. Decherd
                                            Chairman of the Board, President
                                              & Chief Executive Officer

                                            Dated: March 15, 2002

                                POWER OF ATTORNEY

      The undersigned hereby constitute and appoint Robert W. Decherd, Michael
J. McCarthy and Dunia A. Shive, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

           SIGNATURE                      TITLE                       DATE
           ---------                      -----                       ----


/S/Robert W. Decherd                Chairman of the Board,        March 15, 2002
---------------------------------   President & Chief
Robert W. Decherd                   Executive Officer


/S/John W. Bassett, Jr.             Director                      March 15, 2002
---------------------------------
John W. Bassett, Jr.


/S/Henry P. Becton, Jr.             Director                      March 15, 2002
---------------------------------
Henry P. Becton, Jr.


/S/Louis E. Caldera                 Director                      March 15, 2002
---------------------------------
Louis E. Caldera


/S/Judith L. Craven, M.D., M.P.H.   Director                      March 15, 2002
---------------------------------
Judith L. Craven, M.D., M.P.H.


/S/Roger A. Enrico                  Director                      March 15, 2002
---------------------------------
Roger A. Enrico


/S/Stephen Hamblett                 Director                      March 15, 2002
---------------------------------
Stephen Hamblett


/S/Dealey D. Herndon                Director                      March 15, 2002
---------------------------------
Dealey D. Herndon

           SIGNATURE                      TITLE                       DATE
           ---------                      -----                       ----


/S/Laurence E. Hirsch               Director                      March 15, 2002
---------------------------------
Laurence E. Hirsch


/S/Arturo Madrid, Ph.D.             Director                      March 15, 2002
---------------------------------
Arturo Madrid, Ph.D.


/S/Burl Osborne                     Director                      March 15, 2002
---------------------------------
Burl Osborne


/S/William T. Solomon               Director                      March 15, 2002
---------------------------------
William T. Solomon


/S/Lloyd D. Ward                    Director                      March 15, 2002
---------------------------------
Lloyd D. Ward


/S/J. McDonald Williams             Director                      March 15, 2002
---------------------------------
J. McDonald Williams


/S/Dunia A. Shive                   Executive Vice President/     March 15, 2002
---------------------------------   Chief Financial Officer
Dunia A. Shive                      (Principal Financial Officer
                                    and Principal Accounting
                                    Officer)

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

          EXHIBIT
          NUMBER        DESCRIPTION
          ------        -----------
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

                        (4)  *   $200 million 7-3/4% Senior Debenture due 2027
                                 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form
                                 10-Q)

                        (5)  *   Officers' Certificate dated June 13, 1997
                                 establishing terms of debt securities pursuant
                                 to Section 3.1 of the Indenture (Exhibit 4.6(5)
                                 to the 2nd Quarter 1997 Form 10-Q)

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

                        (7)  *   Officers' Certificate dated September 26, 1997
                                 establishing terms of debt securities pursuant
                                 to Section 3.1 of the Indenture (Exhibit 4.6(7)
                                 to the 3rd Quarter 1997 Form 10-Q)

                        (8)  *   $350 million 8.00% Senior Note due 2008 (Exhibit
                                 4.6(8) to the Company's Quarterly Report on Form
                                 10-Q for the quarterly period ended September
                                 30, 2001 (the "3rd Quarter 2001 Form 10-Q"))

                        (9)  *   Officers' Certificate dated November 1, 2001
                                 establishing terms of debt securities pursuant
                                 to Section 3.1 of the Indenture (Exhibit 4.6(9)
                                 to the 3rd Quarter 2001 Form 10-Q)

          10.1          Financing agreements:

                        (1)   Five-year Credit Agreement dated as of November
                              29, 2001 among the Company, as Borrower; J.P.
                              Morgan Chase Bank, as Administrative Agent and as
                              Competitive Advance Facility Agent; J.P. Morgan
                              Securities Inc. and Banc of America Securities
                              LLC, as Co-Advisors, Co-Arrangers and Joint
                              Bookrunners; Bank of America, N.A., Fleet National
                              Bank and the Bank of New York, as Co-Syndication
                              Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior
                              Managing Agents.

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

                        ~(2)     Belo 1986 Long-Term Incentive Plan:
                              *  (a) Belo Corp. 1986 Long-Term Incentive Plan
                                     (Effective May 3, 1989, as amended by
                                     Amendments 1, 2, 3, 4 and 5) (Exhibit
                                     10.3(2) to the Company's Annual Report on
                                     Form 10-K dated March 10, 1997 (the "1996
                                     Form 10-K"))
                              *  (b) Amendment No. 6 to 1986 Long-Term Incentive
                                     Plan (Exhibit 10.3(2)(b) to the Company's
                                     Annual Report on Form 10-K dated March 19,
                                     1998 (the "1997 Form 10-K"))
                              *  (c) Amendment No. 7 to 1986 Long-Term Incentive
                                     Plan (Exhibit 10.2(2)(c) to the 1999 Form
                                     10-K)
                              *  (d) Amendment No. 8 to 1986 Long-Term Incentive
                                     Plan (Exhibit 10.3(2)(d) to the 2nd Quarter
                                     1998 Form 10-Q)

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

                        ~(5)     Belo Supplemental Executive Retirement Plan
                              *  (a) Belo Supplemental Executive Retirement Plan
                                     As Amended and Restated Effective January 1,
                                     2000 (Exhibit 10.2(5)(a) to the 1999 Form
                                     10-K)
                              *  (b) First Amendment to Belo Supplemental
                                     Executive Retirement Plan as Amended and
                                     Restated Effective January 1, 2000, dated
                                     July 27, 2000 (Exhibit 10.2(5) to the 2nd
                                     Quarter 2000 Form 10-Q)

                        ~(6)  *  Belo 2000 Executive Compensation Plan (Exhibit
                                 4.15 to Registration Statement Form S-8 (No.
                                 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                        ~(7)  *  Retirement Agreement between the Company and
                                 Burl Osborne, dated June 27, 2001 (Exhibit
                                 10.2(8) to Company's Quarterly Report on Form
                                 10-Q for the quarterly period ended June 30,
                                 2001)

          12  Ratio of Earnings to Fixed Charges

          13  Portions of the 2001 Annual Report to Shareholders (Items 5, 6, 7,
              7A and 8)

          21  Subsidiaries of the Company

          23  Consent of Ernst & Young LLP

          EXHIBIT
          NUMBER        DESCRIPTION
          ------        -----------
          24            Power of Attorney (set forth on the signature page(s)
                        hereof)

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.