Form 10-Q
period 2002-03-31
BELO CORP
filed 2002-05-14
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2002

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

                                YES    X     NO
                                    --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                            OUTSTANDING AT APRIL 30, 2002
             -----                            -----------------------------
    Common Stock, $1.67 par value                     111,822,436*

* Consisting of 93,742,325 shares of Series A Common Stock and 18,080,111 shares of Series B Common Stock.

================================================================================

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................    1

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...............    7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....   11


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................   11

Item 2.   Changes in Securities and Use of Proceeds ......................   11

Item 3.   Defaults Upon Senior Securities ................................   11

Item 4.   Submission of Matters to a Vote of Security Holders ............   11

Item 5.   Other Information ..............................................   11

Item 6.   Exhibits and Reports on Form 8-K ...............................   11

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                    Three months ended March 31,
--------------------------------------------------------------------------------
In thousands, except per share amounts (unaudited)         2002         2001
--------------------------------------------------------------------------------
NET OPERATING REVENUES                                   $ 319,857    $ 331,547

OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                  123,105      126,182
    Other production, distribution and operating costs      88,919       89,478
    Newsprint, ink and other supplies                       28,869       38,433
    Depreciation                                            24,319       25,367
    Amortization                                             1,642       20,251
                                                         ---------    ---------

         Total operating costs and expenses                266,854      299,711
                                                         ---------    ---------

              Earnings from operations                      53,003       31,836

OTHER INCOME AND EXPENSE
    Interest expense                                       (28,293)     (30,909)
    Other, net                                               2,202          252
                                                         ---------    ---------

         Total other income and expense                    (26,091)     (30,657)

EARNINGS
    Earnings before income taxes                            26,912        1,179
    Income taxes                                            10,148          556
                                                         ---------    ---------

         Net earnings                                    $  16,764    $     623
                                                         =========    =========

NET EARNINGS PER SHARE
    Basic                                                $     .15    $     .01
    Diluted                                              $     .15    $     .01

AVERAGE SHARES OUTSTANDING
    Basic                                                  110,805      109,544
    Diluted                                                112,297      110,093

CASH DIVIDENDS DECLARED PER SHARE                        $    .075    $    .075
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries


-----------------------------------------------------------------------------------------------------------------
                                                                                         March 31,   December 31,
In thousands, except share and per share amounts (Current year unaudited)                   2002         2001
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                                                 $   32,316    $   35,913
     Accounts receivable, net                                                               204,413       231,673
     Other current assets                                                                    52,618        64,593
                                                                                         ----------    ----------
         Total current assets                                                               289,347       332,179

Property, plant and equipment, net                                                          579,907       597,106
Intangible assets, net                                                                    1,377,889     1,368,385
Goodwill, net                                                                             1,255,262     1,255,262
Other assets                                                                                101,004       119,293
                                                                                         ----------    ----------

         Total assets                                                                    $3,603,409    $3,672,225
                                                                                         ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $   46,627    $   60,347
     Accrued expenses                                                                        85,380        85,911
     Other current liabilities                                                               56,528        39,142
                                                                                         ----------    ----------
         Total current liabilities                                                          188,535       185,400

Long-term debt                                                                            1,603,200     1,696,900
Deferred income taxes                                                                       412,542       416,500
Other liabilities                                                                            52,143        52,680

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
        5,000,000 shares; none issued
     Common stock, $1.67 par value.  Authorized
        450,000,000 shares
        Series A:  Issued 93,314,934 shares at March 31, 2002
            and 91,800,402 shares at December 31, 2001                                      155,836       153,307
        Series B:  Issued 18,094,170 shares at March 31, 2002
            and 18,582,538 shares at December 31, 2001                                       30,217        31,033
     Additional paid-in capital                                                             853,567       837,515
     Retained earnings                                                                      307,369       298,890
                                                                                         ----------    ----------

          Total shareholders' equity                                                      1,346,989     1,320,745
                                                                                         ----------    ----------

              Total liabilities and shareholders' equity                                 $3,603,409    $3,672,225
                                                                                         ==========    ==========
-----------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                Three months ended March 31,
--------------------------------------------------------------------------------------------
In thousands  (unaudited)                                             2002         2001
--------------------------------------------------------------------------------------------

OPERATIONS
     Net earnings                                                  $  16,764    $     623
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of investments                         (1,841)          --
              Depreciation and amortization                           25,961       45,618
              Deferred income taxes                                       78        1,127
              Non-cash expenses                                        3,478        2,645
              Other, net                                               2,075         (844)
              Net change in current assets and liabilities:
                  Accounts receivable                                 26,962       47,779
                  Other current assets                                13,095       (3,380)
                  Accounts payable                                   (13,772)     (22,355)
                  Accrued expenses                                     2,750      (20,060)
                  Other current liabilities                           13,893      (38,484)
                                                                   ---------    ---------

         Net cash provided by operations                              89,443       12,669

INVESTMENTS
     Capital expenditures                                             (6,958)     (14,711)
     Acquisitions                                                    (18,000)          --
     Proceeds from sale of investments                                27,000           --
     Other investments                                                (9,487)        (566)
     Other, net                                                         (483)         845
                                                                   ---------    ---------

         Net cash used for investments                                (7,928)     (14,432)

FINANCING
     Purchase of treasury shares                                          --      (12,621)
     Borrowings of debt                                              200,575      228,150
     Repayment of debt                                              (294,375)    (212,858)
     Payment of dividends on stock                                    (8,285)      (8,211)
     Net proceeds from exercise of stock options                      16,973        2,456
                                                                   ---------    ---------

         Net cash used for financing                                 (85,112)      (3,084)

Net decrease in cash and temporary cash investments                   (3,597)      (4,847)

Cash and temporary cash investments at beginning of period            35,913       87,680
                                                                   ---------    ---------

Cash and temporary cash investments at end of period               $  32,316    $  82,833
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                     $  12,375    $  25,830
     Income taxes paid, net of refunds                             $  (1,418)   $  43,576
--------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)

(1) The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain amounts for the prior period have been reclassified to conform to the current year presentation.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

--------------------------------------------------------------------------------------------------------
                                                                                2002              2001
--------------------------------------------------------------------------------------------------------
         Weighted average shares for basic earnings per share                  110,805           109,544
         Effect of employee stock options                                        1,492               549
                                                                              --------          --------
         Weighted average shares for diluted earnings per share                112,297           110,093
--------------------------------------------------------------------------------------------------------

(3) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and certain other intangibles with indefinite lives, namely Federal Communications Commission ("FCC") licenses, are no longer amortized, but are instead reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles, is less than its carrying amount. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives. For Belo's Television Group, a reporting unit is defined as an operating cluster of television stations and for Belo's Newspaper Group, a reporting unit is defined as the newspaper operations in each individual market.

         The Company is in the process of finalizing its review of goodwill and other intangibles, except for the FCC license review, which is complete. Based on this review, the Company does not expect impairment, if any, to be material in 2002 in either the value associated with its goodwill or the value of its other intangibles.

         Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other indefinite lived intangible assets. The following sets forth a reconciliation of net earnings and net earnings per share information for the three months ended March 31, 2002 and 2001 as though SFAS No. 142 had been in effect at the beginning of fiscal 2001:

--------------------------------------------------------------------------------------------------------
                                                                              2002               2001
--------------------------------------------------------------------------------------------------------
         Net earnings, as reported                                         $ 16,764            $    623
         Add back: Goodwill and FCC license amortization, net of tax            ---              11,484
                                                                           --------            --------
         Net earnings, pro forma                                           $ 16,764            $ 12,107
                                                                           ========            ========

         Basic net earnings per share, as reported                         $    .15            $    .01
         Add back: Goodwill and FCC license amortization, net of tax            ---                 .10
                                                                           --------            --------
         Basic net earnings per share, pro forma                           $    .15            $    .11
                                                                           ========            ========

         Diluted net earnings per share, as reported                       $    .15            $    .01
         Add back: Goodwill and FCC license amortization, net of tax            ---                 .10
                                                                           --------            --------
         Diluted net earnings per share, pro forma                         $    .15            $    .11
                                                                           ========            ========

--------------------------------------------------------------------------------------------------------

         The reported effective tax rate for the first quarter of 2002 of 37.7 percent is lower than the rate of 47.2 percent for the first quarter of 2001 primarily due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142. The pro forma effective tax rate would have been 38.2 percent for the first quarter of 2001 if SFAS No. 142 had been in effect at the beginning of 2001.

         The following table is as of March 31, 2002 and sets out the identifiable intangible assets that continue to be subject to amortization and the identifiable intangible assets no longer subject to amortization as of January 1, 2002:

---------------------------------------------------------------------------------------------------------
                                                                                             Weighted
                                                                                              Average
                                                     Gross Carrying      Accumulated       Amortization
                                                         Amount         Amortization          Period
---------------------------------------------------------------------------------------------------------
         Amortized intangible assets:
               Television Group:
                    Market alliance                         8,832                --(1)         5 years

               Newspaper Group:
                    Subscriber lists                      115,963            37,378           18 years

         Unamortized intangible assets:
               Television Group:
                    FCC licenses                        1,464,184           173,712
                                                      -----------         ---------

         Total identifiable intangible assets         $ 1,588,979         $ 211,090
---------------------------------------------------------------------------------------------------------

         (1)  Acquired March 12, 2002.

         Amortization expense for intangible assets subject to amortization was $1,642 for the three months ended March 31, 2002. The annual amortization expense for intangible assets subject to amortization is estimated to be approximately $8,500 for each of the next five fiscal years.

         The total carrying amount of goodwill as of January 1, 2002 and March 31, 2002 is $1,255,262, of which amount $779,987, $470,043 and $5,232 is associated with the Television Group, Newspaper Group and Other, respectively. The Company is in the process of finalizing its review of goodwill and other intangibles, except for the FCC license review, which is complete. Based on this review, the Company does not expect impairment, if any, to be material in 2002 in either the value associated with its goodwill or the value of its other intangibles.

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

-------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                               2002                  2001
-------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Television group                                                   $  140,611            $  143,431
     Newspaper group                                                       171,459               181,313
     Interactive media                                                       3,994                 2,898
     Other                                                                   3,793                 3,905
                                                                        ----------            ----------
         Total net operating revenues                                   $  319,857            $  331,547
                                                                        ==========            ==========

EARNINGS FROM OPERATIONS
     Television group                                                   $   39,878            $   25,846
     Newspaper group                                                        29,592                24,017
     Interactive media                                                      (3,808)               (5,186)
     Other                                                                  (1,241)               (1,172)
     Corporate expenses                                                    (11,418)              (11,669)
                                                                        ----------            ----------
         Total earnings from operations                                 $   53,003            $   31,836
                                                                        ==========            ==========

DEPRECIATION AND AMORTIZATION
     Television group                                                   $   11,743            $   27,815
     Newspaper group                                                        11,883                15,259
     Interactive media                                                         859                   739
     Other                                                                     572                   653
     Corporate                                                                 904                 1,152
                                                                        ----------            ----------
         Total depreciation and amortization                            $   25,961            $   45,618
                                                                        ==========            ==========

OPERATING CASH FLOW (see definition above)
     Television group                                                   $   51,621            $   53,661
     Newspaper group                                                        41,475                39,276
     Interactive media                                                      (2,949)               (4,447)
     Other                                                                    (669)                 (519)
     Corporate                                                             (10,514)              (10,517)
                                                                        ----------            ----------
         Total operating cash flow                                      $   78,964            $   77,454
                                                                        ==========            ==========

CONSOLIDATED CASH FLOW INFORMATION(a)
     Net cash provided by operations                                    $   89,443            $   12,669
     Net cash used for investments                                      $   (7,928)           $  (14,432)
     Net cash used for financing                                        $  (85,112)           $   (3,084)
-------------------------------------------------------------------------------------------------------------

(a) Cash flow information is provided on a consolidated basis and is as presented in the Consolidated Condensed Statements of Cash Flows included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is an owner and operator of 19 television stations and publisher of four daily newspapers. The following table sets forth the Company's major media assets by segment as of March 31, 2002:

-------------------------------------------------------------------------------------------------------------------------
Television Group
-------------------------------------------------------------------------------------------------------------------------
                                                                   Network
          Market              Market Rank(a)       Station     Affiliation(b)        Status            Acquired
-------------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth                     7              WFAA            ABC              Owned             March 1950
Houston                              11              KHOU            CBS              Owned            February 1984
Seattle/Tacoma                       12              KING            NBC              Owned            February 1997
Seattle/Tacoma                       12              KONG            IND              Owned             March 2000
Phoenix                              16              KTVK            IND              Owned            November 1999
Phoenix                              16              KASW            WB               Owned             March 2000
St. Louis                            22              KMOV            CBS              Owned              June 1997
Portland                             23              KGW             NBC              Owned            February 1997
Charlotte                            27              WCNC            NBC              Owned            February 1997
San Antonio                          37              KENS            CBS              Owned            October 1997
San Antonio                          37              KBEJ            UPN               LMA                  (c)
Hampton/Norfolk                      42              WVEC            ABC              Owned            February 1984
New Orleans                          43              WWL             CBS              Owned              June 1994
Louisville                           50              WHAS            ABC              Owned            February 1997
Austin                               54              KVUE            ABC              Owned              June 1999
Tucson                               73              KMSB            FOX              Owned            February 1997
Tucson                               73              KTTU            UPN              Owned            March 2002(d)
Spokane                              78              KREM            CBS              Owned            February 1997
Spokane                              78              KSKN         UPN/WB(e)           Owned           October 2001(f)
Boise(g)                            121              KTVB            NBC              Owned            February 1997
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
Newspaper Group
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Daily           Sunday
                Newspaper                           Location               Acquired      Circulation(i)   Circulation(i)
-------------------------------------------------------------------------------------------------------------------------
The Dallas Morning News ("DMN")                    Dallas, TX                (h)             529,617         776,868
The Providence Journal ("PJ")                    Providence, RI         February 1997        165,880         233,751
The Press-Enterprise ("PE")                      Riverside, CA            July 1997          184,562         189,095
Denton Record-Chronicle                            Denton, TX             June 1999           14,783          19,098
-------------------------------------------------------------------------------------------------------------------------
Interactive Media
-------------------------------------------------------------------------------------------------------------------------
Belo Interactive, Inc.                Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services.(j)
-------------------------------------------------------------------------------------------------------------------------
Other
-------------------------------------------------------------------------------------------------------------------------
Northwest Cable News ("NWCN")     Cable news channel distributed to over 2.3 million homes in the Pacific Northwest.
Texas Cable News ("TXCN")         Cable news channel distributed to over 1.3 million homes in Texas.
-------------------------------------------------------------------------------------------------------------------------

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 2001 Nielsen estimates.

(b) Substantially all the revenue of the Company's television stations is derived from advertising. Less than 4 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c) Belo entered into an agreement to operate KBEJ under a local marketing agreement ("LMA") in May 1999; the station's on-air date was August 3, 2000.

(d) Belo acquired KTTU, previously operated under an LMA, on March 12, 2002.

(e) The primary affiliation is with UPN. The WB network is currently a secondary affiliation.

(f) Belo acquired KSKN, previously operated under an LMA, on October 1, 2001.

(g) The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(h)      The first issue of DMN was published by Belo on October 1, 1885.

(i) Average paid circulation data for DMN and PE is for the six months ended March 31, 2002 as filed in the Audit Bureau of Circulation's ("ABC") FAS-FAX report and is calculated in accordance with ABC guidelines. Circulation data for PJ is for the six months ended September 30, 2001 as filed in the ABC FAS-FAX report. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2001.

(j) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Total net operating revenue declined $11,690, or 3.5 percent, in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to a decrease in classified advertising revenue in the Newspaper Group and declines in local and national spot revenue for the Television Group, partially offset by higher political advertising.

Salaries, wages and employee benefits declined $3,077, or 2.4 percent, in the first quarter of 2002 as compared to the year earlier period primarily due to a decrease in the number of employees resulting from a Company-wide reduction in force and an early retirement program at The Providence Journal in the fourth quarter of 2001, partially offset by higher accruals for performance-based bonuses.

Other production, distribution and operating costs declined $559, or approximately 1 percent, in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to decreases in communications, sales projects and outside services expenses, partially offset by increases in insurance and distribution expenses.

Newsprint, ink and other supplies decreased $9,564, or 24.9 percent, in the first quarter of 2002 as compared to the year earlier period. The average cost per metric ton of newsprint decreased approximately 21 percent in the first quarter of 2002 when compared to the first quarter of 2001. Newsprint consumption was down 7.5 percent compared to the year earlier period.

Depreciation expense decreased $1,048, from $25,367 in the first quarter of 2001 to $24,319 in the first quarter of 2002.

Amortization expense decreased from $20,251 in the quarter ended March 31, 2001 to $1,642 in the quarter ended March 31, 2002 due to the Company's adoption of SFAS No. 142 effective January 1, 2002. See Note 3 of Notes to the Consolidated Condensed Financial Statements.

Interest expense for the first quarter of 2002 of $28,293 was 8.5 percent lower than first quarter 2001 expense of $30,909, primarily reflecting lower average debt levels.

Other, net increased from income of $252 in the first quarter of 2001 to income of $2,202 in the first quarter of 2002 due primarily to a $2,375 gain on the sale of Belo's interest in the Dallas Mavericks and the American Airlines Center.

The effective tax rate for the first quarter of 2002 was 37.7 percent compared with 47.2 percent for the first quarter of 2001 primarily due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142. The effective tax rate would have been 38.2 percent for the first quarter of 2001 if SFAS No. 142 had been in effect at the beginning of 2001.

As a result of the factors discussed above, net earnings for the first quarter of 2002 were $16,764 (15 cents per share) as compared to $623 (1 cent per share) for the first quarter of 2001. Net earnings for the first quarter of 2001 would have been $12,107 (11 cents per share) if SFAS No. 142 had been in effect at the beginning of 2001.

Segment Results of Operations

Television Group

Television Group revenue was $140,611 for the first quarter of 2002, a decrease of $2,820, or approximately 2 percent compared with first quarter 2001 revenue of $143,431. Total spot revenue decreased $2,871, or 2.1 percent, in the first quarter of 2002. Political advertising revenue was $3,777 higher in the first three months of 2002 versus the same period in 2001 due to certain election campaigns in Texas, Missouri and Louisiana. The Company's NBC affiliates generated approximately $9,000 of advertising revenue from their two-week broadcast of the Winter Olympics in February 2002. Local and national advertising revenue each decreased by approximately 5 percent in the first quarter of 2002 as compared to the prior year period. The largest local advertising declines were in Houston, Dallas and Phoenix. National advertising decreases were recorded in Dallas, Seattle, St. Louis, Phoenix and San Antonio. Cash operating expenses were down approximately 1 percent between the quarterly periods primarily due to a decrease in salaries, wages and employee benefits expense resulting from a decrease in the number of employees.

Television Group operating cash flow decreased $2,040, or 3.8 percent, in the first quarter of 2002 as compared to the first quarter of 2001. Operating cash flow margins declined to 36.7 percent in the first quarter of 2002 from 37.4 percent in the first quarter of 2001.

Newspaper Group

Newspaper Group revenue decreased $9,854, or 5.4 percent, in the first quarter of 2002 when compared to the first quarter of 2001. In the first quarter of 2002 there was one more Sunday than in the first quarter of 2001. After adjusting for the effects of the additional Sunday, Newspaper Group revenue decreased by 8.2 percent. Classified advertising revenue declined 17.8 percent in the first quarter of 2002 when compared to the same period of 2001. General advertising revenue decreased 5.7 percent while retail advertising revenue increased 3.3 percent.

First quarter 2002 revenues at DMN were 8.2 percent lower than the comparable 2001 period (down 10.9 percent adjusting for the extra Sunday in 2002). Classified advertising revenues decreased 21.6 percent in the first three months of 2002 primarily due to a 53.9 percent decline in classified employment volume. General advertising revenue decreased 9.2 percent in the first quarter of 2002 while retail advertising revenue increased 3.5 percent.

PJ reported a revenue increase of approximately 1 percent in the first quarter of 2002 as compared to the prior year period while PE reported decreased revenue of approximately 1 percent. First quarter 2002 revenues for PJ and PE were down
3.1 percent and 2.6 percent, respectively, as compared to first quarter 2001, after adjusting for the extra Sunday in 2002. The most significant revenue decline at these papers was in classified employment advertising. Revenue increases were reported in general advertising for PJ and PE and in retail advertising for PJ in the first quarter of 2002 when compared to the same period of 2001.

Newspaper Group cash expenses decreased $12,053, or 8.5 percent, primarily due to a decrease in newsprint expense. Excluding newsprint, Newspaper Group cash expenses decreased approximately 3 percent compared to the first quarter of 2001 due to lower salaries, wages and employee benefits expense resulting from a decrease in the number of employees. As a result, operating cash flow for the Newspaper Group increased 5.6 percent, from $39,276 in the first quarter of 2001 to $41,475 in the first quarter of 2002. Newspaper Group operating cash flow margins increased from 21.7 percent in the first quarter of 2001 to 24.2 percent in the first quarter of 2002.

Interactive Media

Interactive Media revenues, which are derived primarily from advertising, increased 37.8 percent, from $2,898 in the first quarter of 2001 to $3,994 in the first quarter of 2002. Interactive Media cash expenses decreased 5.5 percent in the first quarter of 2002 as compared with the prior year period as a result of the expense reduction initiatives beginning in the third quarter of 2001 in response to the softening economy. As a result, the Interactive Media group operating cash flow deficit was $2,949 in the first quarter of 2002 as compared to an operating cash flow deficit of $4,447 in the first quarter of 2001.

Other

Other revenues consist primarily of Belo's regional cable news operations, NWCN and TXCN. Other revenues decreased 2.9 percent, from $3,905 in the first quarter of 2001 to $3,793 in the first quarter of 2002, reflecting a revenue decrease at NWCN, partially offset by an increase TXCN. Cash expenses increased by 0.9 percent in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to an increase in advertising and promotion expense. The operating cash flow deficit increased from $519 in the first quarter of 2001 to $669 in the first quarter of 2002 reflecting a decrease in cash flow at NWCN between the periods, offset somewhat by a decrease in the cash flow deficit at TXCN.


                         LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. Net cash provided by operations was $89,443 in the first quarter of 2002 compared with $12,669 for the same period in 2001. In the first quarter of 2001, net cash provided by operations was lower partially due to tax payments of approximately $40,200 on fourth quarter 2000 transactions, including the sales of The Gleaner, The Eagle, the Messenger-Inquirer and KOTV and a gain in 2000 from the settlement of a lawsuit brought by the Company against a third party. Total debt decreased $93,800 from December 31, 2001 to March 31, 2002.

At March 31, 2002, the Company had $1,350,000 in fixed-rate debt securities as follows: $250,000 of 6-7/8 percent Senior Notes due 2002; $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.4 percent. The Company also has $150,000 of additional debt securities available for issuance under a shelf registration statement filed in April 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management. The Company intends to repay the $250 million of Senior Notes due 2002 with borrowings under its existing credit facility.

At March 31, 2002, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $218,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $28,800 of short-term unsecured notes outstanding at March 31, 2002. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2002, the Company was in compliance with all debt covenant requirements.

On January 30, 2002, the Company sold its interest in the Dallas Mavericks and the American Airlines Center for $27,000 which resulted in a pretax gain of approximately $2,375, or 2 cents per share.

On March 12, 2002, Belo completed the purchase of KTTU, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash. Belo had previously operated KTTU under a local marketing agreement.

The Company paid first quarter 2002 dividends of $8,285, or 7.5 cents per share, on Series A and Series B common stock outstanding, compared with $8,211, or 7.5 cents per share, in the first quarter of 2001.

First quarter 2002 capital expenditures were $6,958. Expenditures were primarily for Television Group equipment purchases, including those for equipment to be used in the transmission of digital television, and Newspaper Group equipment purchases.

During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable ("Time Warner"). The Time Warner agreements call for the creation of 24-hour cable news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. As of March 31, 2002, investments totaling $24,250 ($10,000 of which was invested in the first quarter of 2002) had been made related to the Time Warner partnerships which will be used to fund capital expenditures and operating costs.

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

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
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

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

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

10.1        Financing agreements:

            (1)  *  Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; J.P. Morgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company's Annual Report on Form 10-K dated March 15,
                    2002)

10.2     Compensatory plans:

         -(1)    Belo Savings Plan:

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

                 *  (b) First Amendment to the Belo Savings Plan effective
                        December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
                 *  (c) Second Amendment to Belo Savings Plan effective as of
                        January 1, 2002 (Exhibit 4.16(c) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10,
                        2002)

                 *  (d) Third Amendment to Belo Savings Plan effective as of May
                        7, 2002 (Exhibit 4.16(d) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

         -(2)       Belo 1986 Long-Term Incentive Plan:

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

                 *  (c) Amendment No. 7 to 1986 Long-Term Incentive Plan
                        (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

                 *  (d) Amendment No. 8 to 1986 Long-Term Incentive Plan
                        (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

         -(3)    *  Belo 1995 Executive Compensation Plan, as restated to
                    incorporate amendments through December 4, 1997 (Exhibit
                    10.3(3) to the 1997 Form 10-K)

                 *  (a) Amendment to 1995 Executive Compensation Plan, dated
                        July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

                 *  (b) Amendment to 1995 Executive Compensation Plan, dated
                        December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

         -(4)    *  Management Security Plan (Exhibit 10.3(1) to the 1996 Form
                    10-K)

                 *  (a) Amendment to Management Security Plan of Belo Corp. and
                        Affiliated Companies (as Restated Effective January 1,
                        1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

         -(5)    Belo Supplemental Executive Retirement Plan

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

         -(6)    *  Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the
                    Company's Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August
                    4, 2000)

         -(7)    *  Retirement Agreement between the Company and Burl Osborne, dated June 27, 2001 (Exhibit 10.2(8) to Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended June 30,
                    2001)

         -(8) Retirement Agreement between the Company and Michael J. McCarthy, dated March 15, 2002

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


                                    BELO CORP.



May 13, 2002                        By: /s/ Dunia A. Shive
                                       ----------------------------------
                                        Dunia A. Shive
                                        Executive Vice President/
                                        Chief Financial Officer
                                        (Authorized Officer and Principal
                                        Financial and Accounting Officer)

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

10.1        Financing agreements:

            (1)  *  Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; J.P. Morgan Chase Bank, as
                    Administrative Agent and as Competitive Advance Facility
                    Agent; J.P. Morgan Securities Inc. and Banc of America
                    Securities LLC, as Co-Advisors, Co-Arrangers and Joint
                    Bookrunners; Bank of America, N.A., Fleet National Bank and
                    the Bank of New York, as Co-Syndication Agents; BNP Paribas,
                    as Documentation Agent; and the Fuji Bank Limited and
                    SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to
                    the Company's Annual Report on Form 10-K dated March 15,
                    2002)


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.2     Compensatory plans:

         -(1)    Belo Savings Plan:

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

              *  (b) First Amendment to the Belo Savings Plan effective December
                     31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

              *  (c) Second Amendment to Belo Savings Plan effective as of
                     January 1, 2002 (Exhibit 4.16(c) to the Company's
                     Registration Statement on Form S-8 (No. 333-88030) filed
                     with the Securities and Exchange Commission on May 10,
                     2002)

              *  (d) Third Amendment to Belo Savings Plan effective as of May 7,
                     2002 (Exhibit 4.16(d) to the Company's Registration
                     Statement on Form S-8 (No. 333-88030) filed with the
                     Securities and Exchange Commission on May 10, 2002)

         -(2)    Belo 1986 Long-Term Incentive Plan:

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

              *  (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit
                     10.2(2)(c) to the 1999 Form 10-K)

              *  (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit
                     10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

         -(3) * Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit
                 10.3(3) to the 1997 Form 10-K)

              *  (a) Amendment to 1995 Executive Compensation Plan, dated July
                     21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998
                     Form 10-Q)

              *  (b) Amendment to 1995 Executive Compensation Plan, dated
                     December 16, 1999 (Exhibit 10.3(3)(b) to the 1999
                     Form 10-K)

         -(4) *  Management Security Plan (Exhibit 10.3(1) to the 1996 Form
                 10-K)

              *  (a) Amendment to Management Security Plan of Belo Corp. and
                     Affiliated Companies (as Restated Effective January 1,
                     1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

         -(5)    Belo Supplemental Executive Retirement Plan

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

         -(6) *  Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the
                 Company's Registration Statement on Form S-8 (No. 333-43056)
                 filed with the Securities and Exchange Commission on August 4,
                 2000)

         -(7) *  Retirement Agreement between the Company and Burl Osborne, dated June 27, 2001 (Exhibit 10.2(8) to Company's Quarterly
                 Report on Form 10-Q for the quarterly period ended June 30,
                 2001)

         -(8)    Retirement Agreement between the Company and Michael J.
                 McCarthy, dated March 15, 2002

12     Ratio of Earnings to Fixed Charges