Form 10-Q
period 2002-06-30
BELO CORP
filed 2002-08-09
CIK 356080

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

                                 YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                           OUTSTANDING AT JULY 31, 2002
                  -----                           ----------------------------

      Common Stock, $1.67 par value                       112,188,621*

     * Consisting of 95,425,413 shares of Series A Common Stock and 16,763,208 shares of Series B Common Stock.

================================================================================

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................      12


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      12

Item 2.           Changes in Securities and Use of Proceeds......................................      12

Item 3.           Defaults Upon Senior Securities................................................      12

Item 4.           Submission of Matters to a Vote of Security Holders............................      13

Item 5.           Other Information..............................................................      13

Item 6.           Exhibits and Reports on Form 8-K...............................................      13

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                                Three months ended              Six months ended
                                                                      June 30,                       June 30,
                                                            --------------------------      --------------------------
In thousands, except per share amounts (unaudited)             2002            2001            2002            2001
--------------------------------------------------          ----------      ----------      ----------      ----------
NET OPERATING REVENUES                                      $  366,239      $  361,848      $  686,096      $  693,395

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                     124,889         127,589         247,994         253,771
     Other production, distribution and operating costs         96,675          93,120         185,594         182,598
     Newsprint, ink and other supplies                          28,025          38,536          56,894          76,969
     Depreciation                                               24,450          25,232          48,769          50,599
     Amortization                                                2,484          20,227           4,126          40,478
                                                            ----------      ----------      ----------      ----------

         Total operating costs and expenses                    276,523         304,704         543,377         604,415
                                                            ----------      ----------      ----------      ----------

              Earnings from operations                          89,716          57,144         142,719          88,980

OTHER INCOME AND EXPENSE
     Interest expense                                          (27,126)        (28,205)        (55,419)        (59,114)
     Other, net                                                  4,259         (29,047)          6,461         (28,795)
                                                            ----------      ----------      ----------      ----------

         Total other income and expense                        (22,867)        (57,252)        (48,958)        (87,909)

EARNINGS (LOSS)
     Earnings (loss) before income taxes                        66,849            (108)         93,761           1,071
     Income taxes                                               26,332             207          36,480             763
                                                            ----------      ----------      ----------      ----------

         Net earnings (loss)                                $   40,517      $     (315)     $   57,281      $      308
                                                            ==========      ==========      ==========      ==========

NET EARNINGS PER SHARE
     Basic                                                  $      .36      $      .00      $      .51      $      .00
     Diluted                                                $      .36      $      .00      $      .51      $      .00

AVERAGE SHARES OUTSTANDING
     Basic                                                     111,849         109,656         111,330         109,601
     Diluted                                                   114,032         109,656         113,167         110,135

CASH DIVIDENDS DECLARED PER SHARE                           $     .075      $     .075      $      .15      $      .15


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts                   June 30,       December 31,
(Current year unaudited)                                             2002             2001
------------------------------------------------                 ------------     ------------
ASSETS

Current assets:
     Cash and temporary cash investments                         $     34,148     $     35,913
     Accounts receivable, net                                         228,418          231,673
     Other current assets                                              53,061           64,593
                                                                 ------------     ------------
         Total current assets                                         315,627          332,179

Property, plant and equipment, net                                    574,309          597,106
Intangible assets, net                                              1,375,405        1,368,385
Goodwill, net                                                       1,255,262        1,255,262
Other assets                                                           88,113          119,293
                                                                 ------------     ------------

         Total assets                                            $  3,608,716     $  3,672,225
                                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $     54,967     $     60,347
     Accrued expenses                                                  83,528           85,911
     Other current liabilities                                         53,482           39,142
                                                                 ------------     ------------
         Total current liabilities                                    191,977          185,400

Long-term debt                                                      1,551,450        1,696,900
Deferred income taxes                                                 418,090          416,500
Other liabilities                                                      54,785           52,680

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued
     Common stock, $1.67 par value. Authorized
         450,000,000 shares:
         Series A: Issued 95,170,571 shares at June 30, 2002
          and 91,800,402 shares at December 31, 2001                  158,935          153,307
         Series B: Issued 16,961,070 shares at June 30, 2002
          and 18,582,538 shares at December 31, 2001                   28,325           31,033
     Additional paid-in capital                                       865,657          837,515
     Retained earnings                                                339,497          298,890
                                                                 ------------     ------------

         Total shareholders' equity                                 1,392,414        1,320,745
                                                                 ------------     ------------

              Total liabilities and shareholders' equity         $  3,608,716     $  3,672,225
                                                                 ============     ============


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                          Six months ended June 30,
                                                                         --------------------------
In thousands (unaudited)                                                    2002            2001
------------------------                                                 ----------      ----------
OPERATIONS
     Net earnings                                                        $   57,281      $      308
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of investments                                (1,841)             --
              Depreciation and amortization                                  52,895          91,077
              Deferred income taxes                                           5,842          (8,412)
              Non-cash charge for write-down of Internet investments             --          28,785
              Non-cash expenses                                               6,000           3,995
              Other, net                                                        757           2,548
              Net change in current assets and liabilities:
                  Accounts receivable                                         3,502          30,479
                  Other current assets                                        1,782           3,103
                  Accounts payable                                           (5,432)        (29,214)
                  Accrued expenses                                            8,206         (18,424)
                  Other current liabilities                                  21,941         (53,230)
                                                                         ----------      ----------

         Net cash provided by operations                                    150,933          51,015

INVESTING
     Capital expenditures                                                   (16,885)        (31,015)
     Acquisitions                                                           (18,000)             --
     Proceeds from sale of investments                                       27,000              --
     Other investments                                                       (8,925)         (1,493)
     Other, net                                                                (220)          1,235
                                                                         ----------      ----------

         Net cash used for investments                                      (17,030)        (31,273)

FINANCING
     Borrowings of debt                                                     611,700         415,350
     Repayment of debt                                                     (757,250)       (466,455)
     Purchase of treasury shares                                                 --         (12,621)
     Payment of dividends on stock                                          (16,674)        (16,430)
     Net proceeds from exercise of stock options                             26,556           5,947
                                                                         ----------      ----------

         Net cash used for financing                                       (135,668)        (74,209)

Net decrease in cash and temporary cash investments                          (1,765)        (54,467)

Cash and temporary cash investments at beginning of period                   35,913          87,680
                                                                         ----------      ----------

Cash and temporary cash investments at end of period                     $   34,148      $   33,213
                                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                           $   56,273      $   63,479
     Income taxes paid, net of refunds                                   $      (88)     $   54,534


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

                                                  Three months ended         Six months ended
                                                        June 30,                  June 30,
                                                 ---------------------     ---------------------
                                                   2002         2001         2002         2001
                                                 --------     --------     --------     --------
Weighted average shares for basic earnings
     per share                                    111,849      109,656      111,330      109,601
Effect of employee stock options                    2,183           --        1,837          534
                                                 --------     --------     --------     --------
Weighted average shares for diluted earnings
     per share                                    114,032      109,656      113,167      110,135
                                                 ========     ========     ========     ========

(3) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and certain other intangibles with indefinite lives, namely Federal Communications Commission ("FCC") licenses, are no longer amortized, but are instead reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles, is less than its carrying amount. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. For Belo's Television Group, a reporting unit is defined as an operating cluster of television stations and for Belo's Newspaper Group, a reporting unit is defined as the newspaper operations in each individual market.

         During the second quarter of 2002, the Company's review for impairment of goodwill and other intangible assets indicated no impairment of these assets as of January 1, 2002. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

         Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangibles with indefinite lives. The following table sets forth a reconciliation of net earnings and net earnings per share information for the three and six months ended June 30, 2002 and 2001 as though SFAS No. 142 had been in effect at the beginning of fiscal 2001:

                                                   Three months ended              Six months ended
                                                        June 30,                       June 30,
                                                -------------------------      -------------------------
                                                   2002           2001            2002           2001
                                                ----------     ----------      ----------     ----------
Net earnings (loss), as reported                $   40,517     $     (315)     $   57,281     $      308
Add back: Goodwill and FCC license
      amortization, net of tax                          --         10,797              --         22,282
                                                ----------     ----------      ----------     ----------
Net earnings, pro forma                         $   40,517     $   10,482      $   57,281     $   22,590
                                                ==========     ==========      ==========     ==========

Per share amounts:
Basic net earnings per share, as reported       $      .36     $      .00      $      .51     $      .00
Add back: Goodwill and FCC license
      amortization, net of tax                          --            .10              --            .21
                                                ----------     ----------      ----------     ----------
Basic net earnings per share, pro forma         $      .36     $      .10      $      .51     $      .21
                                                ==========     ==========      ==========     ==========

Diluted net earnings per share, as reported     $      .36     $      .00      $      .51     $      .00
Add back: Goodwill and FCC license
      amortization, net of tax                          --            .10              --            .21
                                                ----------     ----------      ----------     ----------
Diluted net earnings per share, pro forma       $      .36     $      .10      $      .51     $      .21
                                                ==========     ==========      ==========     ==========

         The reported effective tax rates for the second quarter and first six months of 2002 were 39.4 percent and 38.9 percent, respectively, compared to a rate exceeding 100 percent for the second quarter of 2001 and a rate of 71.2 percent for the first six months of 2001 primarily due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142. The pro forma effective tax rates would have been 43.2 percent and 40.9 percent for the second quarter and first six months of 2001, respectively, if SFAS No. 142 had been in effect at the beginning of 2001.

         The following table is as of June 30, 2002 and sets out the identifiable intangible assets that continue to be subject to amortization and the identifiable intangible assets that are no longer subject to amortization beginning January 1, 2002:

                                                                                  Weighted
                                                                                   Average
                                         Gross Carrying     Accumulated         Amortization
                                             Amount         Amortization           Period
                                         --------------     ------------        ------------
Amortized intangible assets:
      Television Group:
           Market alliance               $        8,832     $        442(1)          5 years

      Newspaper Group:
           Subscriber lists                     115,963           39,420            18 years

Unamortized intangible assets:
      Television Group:
           FCC licenses                       1,464,184          173,712
                                         --------------     ------------

Total identifiable intangible assets     $    1,588,979     $    213,574

         (1) Acquired March 12, 2002.

         Amortization expense for intangible assets subject to amortization was $2,484 and $4,126 for the three and six months ended June 30, 2002, respectively. The annual amortization expense for intangible assets subject to amortization is estimated to be approximately $8,500 for each of the next five fiscal years.

         The total carrying amount of goodwill as of January 1, 2002 and June 30, 2002 is $1,255,262, of which amount $779,987, $470,043 and $5,232 is associated with the Television Group, Newspaper Group and Other, respectively.

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

                                                     Three months ended              Six months ended
                                                          June 30,                        June 30,
                                                 --------------------------      --------------------------
In thousands                                        2002            2001            2002            2001
------------                                     ----------      ----------      ----------      ----------
NET OPERATING REVENUES
     Television Group                            $  171,087      $  164,663      $  311,698      $  308,094
     Newspaper Group                                185,734         189,650         357,193         370,963
     Interactive Media                                4,847           3,369           8,841           6,267
     Other                                            4,571           4,166           8,364           8,071
                                                 ----------      ----------      ----------      ----------
         Total net operating revenues            $  366,239      $  361,848      $  686,096      $  693,395
                                                 ==========      ==========      ==========      ==========

EARNINGS FROM OPERATIONS
     Television Group                            $   65,783      $   46,174      $  105,661      $   72,020
     Newspaper Group                                 41,026          33,644          70,618          57,661
     Interactive Media                               (3,440)         (5,869)         (7,248)        (11,055)
     Other                                             (867)         (1,008)         (2,108)         (2,180)
     Corporate expenses                             (12,786)        (15,797)        (24,204)        (27,466)
                                                 ----------      ----------      ----------      ----------
         Total earnings from operations          $   89,716      $   57,144      $  142,719      $   88,980
                                                 ==========      ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION
     Television Group                            $   12,018      $   27,678      $   23,761      $   55,493
     Newspaper Group                                 12,477          15,381          24,360          30,640
     Interactive Media                                  863             663           1,722           1,402
     Other                                              605             687           1,177           1,340
     Corporate                                          971           1,050           1,875           2,202
                                                 ----------      ----------      ----------      ----------
         Total depreciation and amortization     $   26,934      $   45,459      $   52,895      $   91,077
                                                 ==========      ==========      ==========      ==========

OPERATING CASH FLOW (SEE DEFINITION ABOVE)
     Television Group                            $   77,801      $   73,852      $  129,422      $  127,513
     Newspaper Group                                 53,503          49,025          94,978          88,301
     Interactive Media                               (2,577)         (5,206)         (5,526)         (9,653)
     Other                                             (262)           (321)           (931)           (840)
     Corporate                                      (11,815)        (14,747)        (22,329)        (25,264)
                                                 ----------      ----------      ----------      ----------
         Total operating cash flow               $  116,650      $  102,603      $  195,614      $  180,057
                                                 ==========      ==========      ==========      ==========

CONSOLIDATED CASH FLOW INFORMATION(a)
     Net cash provided by operations                                             $  150,933      $   51,015
     Net cash used for investments                                               $  (17,030)     $  (31,273)
     Net cash used for financing                                                 $ (135,668)     $  (74,209)

(a) Cash flow information is provided on a consolidated basis and is as presented in the Consolidated Condensed Statements of Cash Flows included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is an owner and operator of 19 television stations and publisher of four daily newspapers. The following table sets forth the Company's major media assets by segment as of June 30, 2002:

Television Group
----------------
                                                                  Network
          Market              Market Rank(a)       Station     Affiliation(b)        Status              Acquired
          ------              --------------       -------     --------------        ------              --------
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

Newspaper Group
---------------
                                                                                             Daily           Sunday
                Newspaper                           Location               Acquired      Circulation(i)   Circulation(i)
                ---------                           --------               --------      --------------   --------------
The Dallas Morning News ("DMN")                    Dallas, TX                (h)             529,617        776,868
The Providence Journal ("PJ")                    Providence, RI         February 1997        164,065        232,040
The Press-Enterprise ("PE")                      Riverside, CA            July 1997          184,562        189,095
Denton Record-Chronicle                            Denton, TX             June 1999           14,783         19,098

  Interactive Media

  Belo Interactive, Inc.               Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services.(j)

  Other

  Northwest Cable News ("NWCN")        Cable news channel distributed to over 2.3 million homes in the Pacific Northwest.
  Texas Cable News ("TXCN")            Cable news channel distributed to over 1.3 million homes in Texas.

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on May 2002 Nielsen estimates.

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

(i) Average paid circulation data is for the six months ended March 31, 2002 as filed in the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2001.

(j) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended June 30, 2002 and 2001

Total net operating revenues increased $4,391, or 1.2 percent, for the second quarter of 2002 as compared to the same period in 2001 primarily due to a $6,975 increase in spot revenues for the Television Group, a $3,013 increase in preprints and Total Market Coverage ("TMC") revenues for the Newspaper Group and a $1,481 increase in Interactive Media advertising revenues, offset somewhat by a decrease of $6,876 in classified advertising revenues in the Newspaper Group.

Salaries, wages and employee benefits expense decreased $2,700, or 2.1 percent, for the second quarter of 2002 as compared to the year earlier period due to a decrease in the number of employees in 2002 resulting primarily from a Company-wide reduction in force and an early retirement program at The Providence Journal in the fourth quarter of 2001, which amounts were offset by higher accruals in 2002 for performance-based bonuses and higher medical insurance expense. Salaries, wages and employee benefits expense in the second quarter of 2001 included a charge of $4,461 for early retirement costs and corporate staff reductions.

Other production, distribution and operating costs increased $3,555, or 3.8 percent, in the second quarter of 2002 as compared to the second quarter of 2001 primarily due to increases in outside services ($1,772), outside solicitation ($1,187), cash programming ($1,060), distribution ($989) and insurance ($616) expenses, partially offset by a $1,905 decrease in bad debt expense.

Newsprint, ink and other supplies decreased $10,511, or 27.3 percent, in the second quarter of 2002 as compared to the year earlier period primarily due to a decrease in the average cost per metric ton of newsprint. The average cost per metric ton of newsprint decreased 29.1 percent in the second quarter of 2002 as compared to the year earlier period. Newsprint consumption increased approximately 1 percent in the second quarter of 2002 as compared to the year earlier period.

Depreciation expense decreased $782 in the second quarter of 2002, from $25,232 in the second quarter of 2001 to $24,450 in the second quarter of 2002.

Amortization expense decreased from $20,227 in second quarter of 2001 to $2,484 in the second quarter of 2002 due to the Company's adoption of SFAS No. 142 effective January 1, 2002. See Note 3 of Notes to the Consolidated Condensed Financial Statements.

Interest expense for the second quarter of 2002 of $27,126 was 3.8 percent lower than second quarter 2001 expense of $28,205, reflecting lower average debt levels.

Other, net increased from expense of $29,047 in the second quarter of 2001 to income of $4,259 in the second quarter of 2002 primarily due to a charge of $28,785 in 2001 related to the write-down of the Company's investments in certain Internet-related companies and a credit of $4,787 in 2002 related to the favorable resolution of certain contingencies associated with the Company's sales of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas in the fourth quarter of 2000.

The effective tax rate for the second quarter of 2002 was 39.4 percent. The Company recorded tax expense of $207 for the second quarter of 2001 on a loss before income taxes of $108. The second quarter 2001 tax provision was due to a
71.2 percent projected annual effective tax rate, resulting from non-deductible goodwill amortization (which was eliminated in 2002 upon adoption of SFAS No.
142) and lower projected annual pretax earnings. The effective tax rate would have been 43.2 percent for the second quarter of 2001 if SFAS No. 142 had been in effect at the beginning of 2001.

As a result of the factors discussed above, net earnings of $40,517 (36 cents per share) were reported for the three months ended June 30, 2002, compared with a net loss of $315 (0 cents per share) for the same period in 2001.

Net earnings for the three months ended June 30, 2001 would have been $10,482 (10 cents per share) if SFAS No. 142 had been in effect at the beginning of 2001.

Six Months Ended June 30, 2002 and 2001

Total net operating revenues declined $7,299, or 1.1 percent, for the six months ended June 30, 2002 as compared to the same period in 2001 primarily due to a decrease in classified advertising revenues ($18,326) for the Newspaper Group, partially offset by increases in Newspaper Group preprints and TMC revenues ($4,424), Television Group spot revenues ($4,104) and Interactive Media advertising revenues ($2,577).

Salaries, wages and employee benefits expense declined $5,777, or 2.3 percent, for the six months ended June 30, 2002 as compared to the year earlier period due to a decrease in the number of employees in 2002 resulting primarily from a Company-wide reduction in force and an early retirement program at The Providence Journal in the fourth quarter of 2001, which amounts were partially offset by higher accruals in 2002 for performance-based bonuses and higher medical insurance expense. Salaries, wages and employee benefits expense in 2001 included a charge of $4,461 for early retirement costs and corporate staff reductions.

Other production, distribution and operating costs increased $2,996, or 1.6 percent, in the first six months of 2002 as compared to the first six months of 2001, primarily due to increases in cash programming ($1,556), distribution ($1,432), outside services ($1,372) and outside solicitation ($1,370) expenses, partially offset by a $2,235 decrease in bad debt expense.

Newsprint, ink and other supplies decreased $20,075, or 26.1 percent, in the six months ended June 30, 2002 as compared to the year earlier period. The average cost per metric ton of newsprint decreased 25.2 percent in the first six months of 2002 as compared to the year earlier period. Newsprint consumption decreased
3.5 percent as compared to the year earlier period.

Depreciation expense decreased $1,830, from $50,599 in the first six months of 2001 to $48,769 in the first six months of 2002.

Amortization expense decreased from $40,478 in the six months ended June 30, 2001 to $4,126 in the six months ended June 30, 2002 due to the Company's adoption of SFAS No. 142 effective January 1, 2002. See Note 3 of Notes to the Consolidated Condensed Financial Statements.

Interest expense for the six months ended June 30, 2002 was $55,419, or 6.3 percent, lower than the year earlier period expense of $59,114, due primarily to lower average debt levels.

Other, net increased from expense of $28,795 for the six month period ended June 30, 2001 to income of $6,461 in the first six months of 2002 primarily due to a charge of $28,785 in 2001 related to the write-down of the Company's investments in certain Internet-related companies, a credit of $4,787 in 2002 related to the favorable resolution of certain contingencies associated with the Company's sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas and a gain of $2,375 in the first quarter of 2002 on the sale of Belo's interest in the Dallas Mavericks and the American Airlines Center.

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The effective tax rate for the six months ended June 30, 2002 was 38.9 percent. The effective tax rate for the six months ended June 30, 2001 was 71.2 percent. The lower rate in 2002 is due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142 and higher estimated pretax earnings. The effective tax rate would have been
40.9 percent for the first six months of 2001 if SFAS No. 142 had been in effect at the beginning of 2001.

As a result of the factors discussed above, net earnings for the six months ended June 30, 2002 were $57,281 (51 cents per share) as compared to $308 (0 cents per share) for the six months ended June 30, 2001. Net earnings for the six months ended June 30, 2001 would have been $22,590 (21 cents per share) if SFAS No. 142 had been in effect at the beginning of 2001.

Segment Results of Operations

Television Group

Television Group revenues for the second quarter of 2002 were $171,087, a 3.9 percent increase compared with second quarter 2001 revenues of $164,663. In the first six months, Television Group revenues increased 1.2 percent, from $308,094 in 2001 to $311,698 in 2002. Total spot revenues including political revenue increased 4.5 percent and 1.4 percent for the quarter and six-month periods ended June 30, 2002, respectively, as compared to the prior year periods. Local spot advertising revenues were up 1.0 percent for the second quarter of 2002 and down 1.8 percent for the first six months of the year. National advertising revenues increased 4.7 percent in the second quarter of 2002 as compared to the second quarter of 2001 and were flat for the year-to-date period comparisons. Political advertising revenues increased $3,413 in the second quarter and $7,190 in the first six months of 2002 versus the same periods in 2001. Revenues for the first six months of 2002 included approximately $9,000 of advertising revenues generated by the Company's NBC affiliates from their broadcast of the Winter Olympics in February 2002. The most significant revenue increases for the quarter and six month periods ended June 30, 2002 were reported in the Dallas, Houston and Phoenix markets with strength in the automotive, movies and health and beauty categories. The largest revenue decrease for these periods was reported in the Seattle market due to difficult economic conditions in the Pacific Northwest.

Television Group cash operating expenses for the quarter and six months ended June 30, 2002 increased $2,475, or 2.7 percent, and $1,695, or 0.9 percent, respectively, as a result of increases in accruals for performance-based bonuses, programming costs and insurance expenses. Television Group operating cash flow for the quarter and six months ended June 30, 2002 increased $3,949, or 5.3 percent, and $1,909, or 1.5 percent, respectively, from the comparable periods in 2001. Television Group operating cash flow margins improved from 44.9 percent in the second quarter of 2001 to 45.5 percent in the second quarter of 2002 but were relatively unchanged (approximately 41.5 percent) between the six-month periods.

Newspaper Group

Newspaper Group revenues decreased $3,916, or 2.1 percent, and $13,770, or 3.7 percent, for the quarter and six months ended June 30, 2002, respectively, as compared to the prior year periods. In the first six months of 2002 there was one more Sunday than in the first six months of 2001. After adjusting for the effects of the additional Sunday, Newspaper Group revenues decreased 5.1 percent for the year-to-date period.

DMN reported revenue decreases of 3.3 percent and 5.7 percent for the second quarter and first six months of 2002 as compared to the year earlier periods. Classified advertising revenues declined 13.7 percent in the second quarter and
17.8 percent in the first six months of 2002 as compared to the year earlier periods, due to decreases in classified employment volume. General advertising revenues declined 4.8 percent and 7.0 percent for the quarter and six months ended June 30, 2002. The decrease in the second quarter of 2002 was due to a decline in volume, primarily in the packaged goods category, while the decrease for the year-to-date period was primarily due to a decline in volume in the financial category. Retail advertising revenues were down 1.7 percent and up 0.7 percent for the second quarter and first six months of 2002, respectively, as compared to the year earlier periods. Other advertising revenues improved for the quarter and year-to-date periods due to increases in preprints and TMC revenues.

Total revenues for PJ and PE were flat for the second quarter and first six months of 2002 when compared to the same periods in 2001. The declines in classified advertising revenues at both papers were offset by gains in retail, general and other advertising revenues at PJ and improvements in general and other advertising revenue at PE.

Newspaper Group cash operating expenses decreased 6.0 percent and 7.2 percent for the second quarter and six-month period ended June 30, 2002, respectively, as compared to the prior year periods, primarily due to lower newsprint expense. Newsprint expense decreased 28.6 percent and 27.7 percent for the quarter and year-to-date periods in 2002, respectively, from the comparable periods in 2001. Newspaper Group operating cash flow for the second quarter of 2002 was $53,503, an increase of 9.1 percent over second quarter 2001 operating cash flow of $49,025. For the year-to-date period, 2002 operating cash flow was $94,978, or
7.6 percent higher than 2001. Newspaper Group operating cash flow margins were
28.8 percent and 26.6 percent for the quarter and six-month periods ended June 30, 2002, respectively, as compared to 25.9 percent and 23.8 percent for the comparable 2001 periods.

Interactive Media

Interactive Media revenues, which are principally derived from advertising, increased 43.9 percent, from $3,369 in the second quarter of 2001 to $4,847 in the second quarter of 2002. For the first six months of 2002, Interactive Media revenues increased 41.1 percent over the year earlier period, from $6,267 to $8,841. Interactive Media cash expenses decreased 13.4 percent and 9.8 percent for the quarter and six-month periods ended June 30, 2002, respectively, primarily as a result of lower outside services and expense reduction initiatives beginning in the third quarter of 2001 in response to the softening economy. As a result, Interactive Media's operating cash flow deficits improved from $5,206 in the second quarter of 2001 to $2,577 in the same period of 2002, and from $9,653 in the first six months of 2001 to $5,526 in the 2002 comparable period.

Other

Other revenues consist primarily of Belo's regional cable news operations, NWCN and TXCN. Other revenues increased 9.7 percent, from $4,166 in the second quarter of 2001 to $4,571 in the second quarter of 2002. For the six-month periods, Other revenues increased 3.6 percent, from $8,071 in 2001 to $8,364 in 2002. Cash expenses increased 7.7 percent and 4.3 percent during the second quarter and first six months of 2002, respectively, as compared to prior year periods. The operating cash flow deficit decreased from $321 for the second quarter of 2001 to $262 for the second quarter of 2002 and increased from $840 for the first six months of 2001 to $931 for the 2002 comparable period. Operating cash flow decreased at NWCN for the quarter and year-to-date periods, while TXCN reported a decrease in its cash flow deficit.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first six months of 2002, net cash provided by operations was $150,933, compared with $51,015 for the same period in 2001. Higher net earnings and lower working capital requirements for taxes, bonus payments and interest in the first six months of 2002 as compared to the year earlier period, contributed to the increase in cash provided by operations. Total debt decreased $145,550 from December 31, 2001 to June 30, 2002.

On June 3, 2002, the Company repaid $250,000 of Senior Notes due 2002 utilizing borrowings under its existing credit facility. At June 30, 2002, the Company had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent.

At June 30, 2002, the Company had borrowings of $422,000 under a $720,000 variable-rate revolving credit facility. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $23,050 of short-term unsecured notes outstanding at June 30, 2002. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2002, the Company was in compliance with all debt covenant requirements.

The Company also has $150,000 of additional debt securities available for issuance under a shelf registration statement filed in April of 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

On January 30, 2002, the Company sold its interest in the Dallas Mavericks and the American Airlines Center for $27,000 which resulted in a pretax gain of approximately $2,375.

On March 12, 2002, Belo completed the purchase of KTTU, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash. Belo had previously operated KTTU under a local marketing agreement.

In the first six months of 2002, the Company paid dividends of $16,674, or 15 cents per share, on Series A and Series B common stock outstanding, compared with $16,430, or 15 cents per share, in the first six months of 2001.

Capital spending for 2002 is expected to be approximately $65,000. Capital expenditures in the first six months of 2002 were $16,885. Expenditures were primarily for Television Group equipment purchases, including those for equipment to be used in the transmission of digital television, and Newspaper Group equipment purchases.

During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable ("Time Warner"). The Time Warner agreements call for the creation of 24-hour cable news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. As of June 30, 2002, investments totaling $24,250 ($10,000 of which was invested in the first six months of 2002) had been made related to the Time Warner partnerships which will be used to fund capital expenditures and operating costs. The on-air date of the news channel in Charlotte, North Carolina was June 14, 2002. The projected on-air dates of the news channels in Houston and San Antonio, Texas are late 2002 and early 2003, respectively.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K and in the Company's periodic press releases.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on May 8, 2002. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

                                                                                      Withheld
                     Nominee                                   For                    Authority
                     -------                                   ---                    ---------
              John W. Bassett, Jr.                         254,455,620                1,676,202
              Robert W. Decherd                            254,073,995                2,057,827
              Laurence E. Hirsch                           254,512,259                1,619,563
              J. McDonald Williams                         254,424,130                1,707,692

In addition to those directors elected at the Annual Meeting, the following directors continue in office: Henry P. Becton, Jr., Louis E. Caldera, Judith L. Craven, M.D., M.P.H., Roger A. Enrico, Stephen Hamblett, Dealey D. Herndon, Arturo Madrid, Ph.D., William T. Solomon and Lloyd D. Ward.

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

         EXHIBIT
         NUMBER   DESCRIPTION

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

         EXHIBIT
         NUMBER   DESCRIPTION

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

                 -(6) * Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company's Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                 -(7) * Retirement Agreement between the Company and Burl Osborne, dated June 27, 2001 (Exhibit 10.2(8) to Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

                 -(8) *    Retirement Agreement between the Company and Michael
                           J. McCarthy, dated March 15, 2002 (Exhibit 10.2(8) to Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

         12    Ratio of Earnings to Fixed Charges

         99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         During the quarter covered by this report, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BELO CORP.



August 9, 2002                         By: /s/ Dunia Shive
                                          --------------------------------------
                                          Dunia A. Shive
                                          Executive Vice President/
                                          Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Financial and Accounting Officer)

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

                  -(7) *   Retirement Agreement between the Company and Burl
                           Osborne, dated June 27, 2001 (Exhibit 10.2(8) to
                           Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
                 -(8)  *   Retirement Agreement between the Company and Michael
                           J. McCarthy, dated March 15, 2002 (Exhibit 10.2(8) to
                           Company's Quarterly Report on Form 10-Q for the
                           quarterly period ended March 31, 2002)

         12       Ratio of Earnings to Fixed Charges

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002