Form 10-Q
period 2002-09-30
BELO CORP
filed 2002-11-12
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

                             YES  X     NO
                                 ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                                           OUTSTANDING AT OCTOBER 31, 2002
                         -----                                           -------------------------------
             Common Stock, $1.67 par value                                        112,613,600*

     * Consisting of 95,922,554 shares of Series A Common Stock and 16,691,046 shares of Series B Common Stock.

================================================================================

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................      14

Item 4.           Controls and Procedures........................................................      14


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      14

Item 2.           Changes in Securities and Use of Proceeds......................................      14

Item 3.           Defaults Upon Senior Securities................................................      14

Item 4.           Submission of Matters to a Vote of Security Holders............................      14

Item 5.           Other Information..............................................................      14

Item 6.           Exhibits and Reports on Form 8-K...............................................      14

                  Signatures.....................................................................      19

                  Certifications.................................................................      20

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                                   Three months ended                   Nine months ended
                                                                      September 30,                       September 30,
                                                              ------------------------------      ------------------------------
In thousands, except per share amounts (unaudited)                2002              2001              2002              2001
                                                              ------------      ------------      ------------      ------------
NET OPERATING REVENUES                                        $    347,608      $    322,485      $  1,033,704      $  1,015,880

OPERATING COSTS AND EXPENSES
     Salaries, wages and employee benefits                         127,315           120,555           375,309           374,326
     Other production, distribution and operating costs             94,727            91,311           280,321           273,909
     Newsprint, ink and other supplies                              28,217            37,163            85,111           114,132
     Depreciation                                                   23,871            24,876            72,640            75,475
     Amortization                                                    2,087            20,176             6,213            60,654
                                                              ------------      ------------      ------------      ------------

         Total operating costs and expenses                        276,217           294,081           819,594           898,496
                                                              ------------      ------------      ------------      ------------

              Earnings from operations                              71,391            28,404           214,110           117,384

OTHER INCOME AND EXPENSE
     Interest expense                                              (24,955)          (26,150)          (80,374)          (85,264)
     Other, net                                                     (1,072)             (395)            5,389           (29,190)
                                                              ------------      ------------      ------------      ------------

         Total other income and expense                            (26,027)          (26,545)          (74,985)         (114,454)

EARNINGS (LOSS)
     Earnings before income taxes                                   45,364             1,859           139,125             2,930
     Income taxes                                                   17,373             2,377            53,853             3,140
                                                              ------------      ------------      ------------      ------------

         Net earnings (loss)                                  $     27,991      $       (518)     $     85,272      $       (210)
                                                              ============      ============      ============      ============

NET EARNINGS PER SHARE
     Basic                                                    $        .25      $        .00      $        .76      $        .00
     Diluted                                                  $        .25      $        .00      $        .75      $        .00

AVERAGE SHARES OUTSTANDING
     Basic                                                         112,225           109,918           111,632           109,708
     Diluted                                                       113,857           109,918           113,400           109,708

CASH DIVIDENDS DECLARED PER SHARE                             $        .15      $        .15      $        .30      $        .30
                                                              ------------      ------------      ------------      ------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries


In thousands, except share and per share amounts                       September 30,     December 31,
(Current year unaudited)                                                    2002             2001
                                                                       -------------     ------------
ASSETS

Current assets:
     Cash and temporary cash investments                               $      39,554     $     35,913
     Accounts receivable, net                                                212,527          231,673
     Other current assets                                                     56,995           64,593
                                                                       -------------     ------------
         Total current assets                                                309,076          332,179

Property, plant and equipment, net                                           565,065          597,106
Intangible assets, net                                                     1,373,318        1,368,385
Goodwill, net                                                              1,255,262        1,255,262
Other assets                                                                  90,249          119,293
                                                                       -------------     ------------

         Total assets                                                  $   3,592,970     $  3,672,225
                                                                       =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $      54,575     $     60,347
     Accrued expenses                                                         87,946           85,911
     Other current liabilities                                                64,905           39,142
                                                                       -------------     ------------
         Total current liabilities                                           207,426          185,400

Long-term debt                                                             1,489,300        1,696,900
Deferred income taxes                                                        425,515          416,500
Other liabilities                                                             62,905           52,680

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued
     Common stock, $1.67 par value. Authorized
         450,000,000 shares:
         Series A:  Issued 95,613,438 shares at September 30, 2002
          and 91,800,402 shares at December 31, 2001                         159,675          153,307
         Series B:  Issued 16,727,185 shares at September 30, 2002
          and 18,582,538 shares at December 31, 2001                          27,934           31,033
      Additional paid-in capital                                             869,568          837,515
      Retained earnings                                                      350,647          298,890
                                                                       -------------     ------------

          Total shareholders' equity                                       1,407,824        1,320,745
                                                                       -------------     ------------

              Total liabilities and shareholders' equity               $   3,592,970     $  3,672,225
                                                                       =============     ============

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                         Nine months ended September 30,
                                                                         -------------------------------
In thousands (unaudited)                                                     2002              2001
                                                                         ------------      ------------
OPERATIONS
     Net earnings (loss)                                                 $     85,272      $       (210)
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of investments                                  (1,841)               --
              Depreciation and amortization                                    78,853           136,129
              Deferred income taxes                                            15,006            (8,062)
              Non-cash charge for write-down of Internet investments               --            28,785
              Non-cash expenses                                                10,678             6,168
              Other, net                                                        5,278            (1,725)
              Net change in current assets and liabilities:
                  Accounts receivable                                          19,609            53,160
                  Other current assets                                         (4,040)            4,264
                  Accounts payable                                             (5,824)          (23,066)
                  Accrued expenses                                             15,412           (17,607)
                  Other current liabilities                                    23,773           (63,953)
                                                                         ------------      ------------

         Net cash provided by operations                                      242,176           113,883

INVESTING
     Capital expenditures                                                     (31,789)          (42,521)
     Acquisitions                                                             (18,000)               --
     Proceeds from sale of investments                                         27,000                --
     Other investments                                                        (11,641)          (14,202)
     Other, net                                                                   398             1,770
                                                                         ------------      ------------

         Net cash used for investments                                        (34,032)          (54,953)

FINANCING
     Borrowings of debt                                                       812,825           733,800
     Repayments of debt                                                    (1,020,525)         (816,410)
     Purchase of treasury shares                                                   --           (12,621)
     Payment of dividends on stock                                            (25,090)          (24,676)
     Net proceeds from exercise of stock options                               28,287             6,717
                                                                         ------------      ------------

         Net cash used for financing                                         (204,503)         (113,190)

Net increase (decrease) in cash and temporary cash investments                  3,641           (54,260)

Cash and temporary cash investments at beginning of period                     35,913            87,680
                                                                         ------------      ------------

Cash and temporary cash investments at end of period                     $     39,554      $     33,420
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                           $     69,601      $     80,870
     Income taxes paid, net of refunds                                   $     18,548      $     80,747

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

                                                         Three months ended        Nine months ended
                                                            September 30,           September 30,
                                                       ---------------------     ---------------------
                                                         2002         2001         2002         2001
                                                       --------     --------     --------     --------
         Weighted average shares for basic earnings
              per share                                 112,225      109,918      111,632      109,708
         Effect of employee stock options                 1,632           --        1,768           --
                                                       --------     --------     --------     --------
         Weighted average shares for diluted earnings
              per share                                 113,857      109,918      113,400      109,708
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

         The Company's review for impairment of goodwill and other intangible assets performed during the second quarter of 2002 indicated no impairment of these assets as of January 1, 2002. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

         Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangibles with indefinite lives. The following table sets forth a reconciliation of net earnings and net earnings per share information for the three and nine months ended September 30, 2002 and 2001 as though SFAS No. 142 had been in effect at the beginning of fiscal 2001:

                                                   Three months ended              Nine months ended
                                                       September 30,                  September 30,
                                                -------------------------      -------------------------
                                                   2002           2001            2002           2001
                                                ----------     ----------      ----------     ----------
Net earnings (loss), as reported                $   27,991     $     (518)     $   85,272     $     (210)
Add back: Goodwill and FCC license
      amortization, net of tax                          --         12,153              --         34,435
                                                ----------     ----------      ----------     ----------
Net earnings, pro forma                         $   27,991     $   11,635      $   85,272     $   34,225
                                                ==========     ==========      ==========     ==========

Per share amounts:
Basic net earnings per share, as reported       $      .25     $      .00      $      .76     $      .00
Add back: Goodwill and FCC license
      amortization, net of tax                          --            .11              --            .31
                                                ----------     ----------      ----------     ----------
Basic net earnings per share, pro forma         $      .25     $      .11      $      .76     $      .31
                                                ==========     ==========      ==========     ==========

Diluted net earnings per share, as reported     $      .25     $      .00      $      .75     $      .00
Add back: Goodwill and FCC license
      amortization, net of tax                          --            .11              --            .31
                                                ----------     ----------      ----------     ----------
Diluted net earnings per share, pro forma       $      .25     $      .11      $      .75     $      .31
                                                ==========     ==========      ==========     ==========

         The reported effective tax rates for the third quarter and first nine months of 2002 were 38.3 percent and 38.7 percent, respectively, compared to effective tax rates exceeding 100 percent for the quarter and nine months ended September 30, 2001 primarily due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142. The pro forma effective tax rates would have been 42.9 percent and 41.6 percent for the third quarter and first nine months of 2001, respectively, if SFAS No. 142 had been in effect at the beginning of 2001.

         The following table is as of September 30, 2002 and sets out the identifiable intangible assets that continue to be subject to amortization and the identifiable intangible assets that are no longer subject to amortization beginning January 1, 2002:

                                                                                             Weighted
                                                                                              Average
                                                     Gross Carrying      Accumulated       Amortization
                                                         Amount         Amortization          Period
                                                     --------------     ------------       ------------
         Amortized intangible assets:
               Television Group:
                    Market alliance (1)              $        8,832     $        883          5 years

               Newspaper Group:
                    Subscriber lists                        115,963           41,066         18 years

         Unamortized intangible assets:
               Television Group:
                    FCC licenses                          1,464,184         173,712
                                                     --------------     -----------

         Total identifiable intangible assets        $    1,588,979     $   215,661

         ----------

         (1) Acquired March 12, 2002.

         Amortization expense for intangible assets subject to amortization was $2,087 and $6,213 for the three and nine months ended September 30, 2002, respectively. The annual amortization expense for intangible assets subject to amortization is estimated to be approximately $8,500 for each of the next five fiscal years.

         The total carrying amount of goodwill as of January 1, 2002 and September 30, 2002 is $1,255,262, of which amount $779,987, $470,043 and $5,232 is associated with the Television Group, Newspaper Group and Other, respectively.

(4) During the third quarter of 2002, Belo evaluated its long-term rate of return on pension fund assets and reduced the assumed rate of return from 9.75 percent to 8.75 percent, retroactive to January 1, 2002. As a result of this revision, the Company will record $6,200 of pension expense in 2002 compared with $3,000 that would have been recorded using the 9.75 percent rate of return. During the nine months ended September 30, 2002, the Company recorded $4,650 of pension expense and will record an additional $1,550 of pension expense in the fourth quarter of 2002.

         The Company may be required to record an additional minimum liability in the fourth quarter of 2002 if the accumulated benefit obligation exceeds the value of the pension fund assets at December 31, 2002. In accordance with generally accepted accounting principles, this charge will be reflected in other comprehensive income/(loss) as a reduction in shareholders' equity. The amount to be recorded will depend upon the fair value of plan assets and the accumulated benefit obligation at December 31, 2002.

(5) Belo plans to begin recording compensation expense for stock options once final accounting standards have been adopted. On a pro forma basis, if the Company had expensed stock options, earnings per share for the three and nine-month periods ended September 30, 2002 would have been 22 cents per share and 67 cents per share, respectively, as compared to the 25 cents per share and 75 cents per share reported. On a pro forma basis, earnings per share for the three and nine-month periods ended September 30, 2001 would have been 8 cents per share and 24 cents per share, respectively, versus 11 cents per share and 31 cents per share on a SFAS No. 142 basis (see Note 3).

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

                                                       Three months ended                  Nine months ended
                                                          September 30,                        September 30,
                                                 ------------------------------      ------------------------------
In thousands                                         2002              2001              2002              2001
                                                 ------------      ------------      ------------      ------------
NET OPERATING REVENUES
     Television Group                            $    158,714      $    133,998      $    470,412      $    442,092
     Newspaper Group                                  179,482           181,066           536,675           552,029
     Interactive Media                                  5,009             3,449            13,850             9,716
     Other                                              4,403             3,972            12,767            12,043
                                                 ------------      ------------      ------------      ------------
         Total net operating revenues            $    347,608      $    322,485      $  1,033,704      $  1,015,880
                                                 ============      ============      ============      ============

EARNINGS FROM OPERATIONS
     Television Group                            $     53,518      $     18,068      $    159,060      $     90,088
     Newspaper Group                                   34,990            26,529           105,608            84,190
     Interactive Media                                 (3,744)           (4,890)          (10,992)          (15,945)
     Other                                               (559)           (1,226)           (2,667)           (3,406)
     Corporate expenses                               (12,814)          (10,077)          (36,899)          (37,543)
                                                 ------------      ------------      ------------      ------------
         Total earnings from operations          $     71,391      $     28,404      $    214,110      $    117,384
                                                 ============      ============      ============      ============

DEPRECIATION AND AMORTIZATION
     Television Group                            $     11,977      $     27,319      $     35,857      $     82,812
     Newspaper Group                                   11,940            15,201            36,300            45,841
     Interactive Media                                    861               807             2,583             2,209
     Other                                                602               731             1,779             2,071
     Corporate                                            578               994             2,334             3,196
                                                 ------------      ------------      ------------      ------------
         Total depreciation and amortization     $     25,958      $     45,052      $     78,853      $    136,129
                                                 ============      ============      ============      ============


OPERATING CASH FLOW (SEE DEFINITION ABOVE)
     Television Group                            $     65,495      $     45,387      $    194,917      $    172,900
     Newspaper Group                                   46,930            41,730           141,908           130,031
     Interactive Media                                 (2,883)           (4,083)           (8,409)          (13,736)
     Other                                                 43              (495)             (888)           (1,335)
     Corporate                                        (12,236)           (9,083)          (34,565)          (34,347)
                                                 ------------      ------------      ------------      ------------
         Total operating cash flow               $     97,349      $     73,456      $    292,963      $    253,513
                                                 ============      ============      ============      ============

CONSOLIDATED CASH FLOW INFORMATION (a)
     Net cash provided by operations                                                 $    242,176      $    113,883
     Net cash used for investments                                                   $    (34,032)     $    (54,953)
     Net cash used for financing                                                     $   (204,503)     $   (113,190)


(a) Cash flow information is provided on a consolidated basis and is as presented in the Consolidated Condensed Statements of Cash Flows included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is an owner and operator of 19 television stations and publisher of four daily newspapers. The following table sets forth the Company's major media assets by segment as of September 30, 2002:

Television Group
                                                                   Network
     Market                   Market Rank(a)       Station     Affiliation(b)        Status             Acquired
-----------------             --------------       -------     --------------        ------          --------------
Dallas/Fort Worth                    7               WFAA            ABC              Owned             March 1950
Houston                              11              KHOU            CBS              Owned           February 1984
Seattle/Tacoma                       12              KING            NBC              Owned           February 1997
Seattle/Tacoma                       12              KONG            IND              Owned             March 2000
Phoenix                              16              KTVK            IND              Owned           November 1999
Phoenix                              16              KASW            WB               Owned             March 2000
St. Louis                            22              KMOV            CBS              Owned             June 1997
Portland                             23              KGW             NBC              Owned           February 1997
Charlotte                            27              WCNC            NBC              Owned           February 1997
San Antonio                          37              KENS            CBS              Owned            October 1997
San Antonio                          37              KBEJ            UPN               LMA                 (c)
Hampton/Norfolk                      42              WVEC            ABC              Owned           February 1984
New Orleans                          43              WWL             CBS              Owned             June 1994
Louisville                           50              WHAS            ABC              Owned           February 1997
Austin                               54              KVUE            ABC              Owned             June 1999
Tucson                               73              KMSB            FOX              Owned           February 1997
Tucson                               73              KTTU            UPN              Owned           March 2002(d)
Spokane                              78              KREM            CBS              Owned           February 1997
Spokane                              78              KSKN           WB(e)             Owned          October 2001(f)
Boise(g)                            121              KTVB            NBC              Owned           February 1997


Newspaper Group
                                                                                       Daily           Sunday
          Newspaper                           Location               Acquired      Circulation(i)   Circulation(i)
-------------------------------            --------------         -------------    --------------   --------------
The Dallas Morning News ("DMN")              Dallas, TX                (h)             525,532        784,905
The Providence Journal ("PJ")              Providence, RI         February 1997        164,065        232,040
The Press-Enterprise ("PE")                Riverside, CA            July 1997          178,994        184,637
Denton Record-Chronicle                      Denton, TX             June 1999           14,783         19,098

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


(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on May 2002 Nielsen estimates.
(b) Substantially all the revenue of the Company's television stations is derived from advertising. Less than 4 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.
(c) Belo entered into an agreement to operate KBEJ under a local marketing agreement ("LMA") in May 1999; the station's on-air date was August 3, 2000.
(d)  Belo acquired KTTU, previously operated under an LMA, on March 12, 2002.
(e) The primary affiliation with UPN expired in September 2002. The station is now affiliated with the WB network.
(f)  Belo acquired KSKN, previously operated under an LMA, on October 1, 2001.
(g) The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(h)  The first issue of DMN was published by Belo on October 1, 1885.
(i) Average paid circulation data for DMN and PE is for the six months ended September 30, 2002 as filed in the Audit Bureau of Circulation's ("ABC") FAS-FAX report. Circulation data for PJ is for the six months ended March 31, 2002 as filed with the ABC FAS-FAX report. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2001.
(j) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended September 30, 2002 and 2001

Total net operating revenues increased $25,123, or 7.8 percent, for the third quarter of 2002 as compared to the same period in 2001 due to increases of $24,716, $1,560 and $431 in Television Group, Interactive Media and Other revenues, respectively, partially offset by a $1,584 decrease in revenues in the Newspaper Group.

Salaries, wages and employee benefits expense increased $6,760, or 5.6 percent, for the third quarter of 2002 as compared to the year earlier period due to an increase of $7,420 in accruals for performance-based bonuses and a $2,156 increase in pension expense, offset somewhat by lower salaries due to fewer employees in 2002 resulting primarily from a Company-wide reduction in force and an early retirement program at The Providence Journal in the fourth quarter of 2001. Pension expense increased in the third quarter of 2002 due primarily to a reduction in the assumed long-term rate of return on pension fund assets. See
Note 4 of the Notes to the Consolidated Condensed Financial Statements.

Other production, distribution and operating costs increased $3,416, or 3.7 percent, in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to increases in outside services ($2,170), cash programming ($1,466), outside solicitation ($994) and advertising and promotion ($971) expenses, partially offset by a $2,038 decrease in bad debt expense.

Newsprint, ink and other supplies decreased $8,946, or 24.1 percent, in the third quarter of 2002 as compared to the year earlier period primarily due to a decrease in the average cost per metric ton of newsprint. The average cost per metric ton of newsprint decreased 25.6 percent in the third quarter of 2002 as compared to the year earlier period. Newsprint consumption increased less than 1 percent in the third quarter of 2002 as compared to the year earlier period.

Depreciation expense decreased $1,005 in the third quarter of 2002, from $24,876 in the third quarter of 2001 to $23,871 in the third quarter of 2002.

Amortization expense decreased from $20,176 in third quarter of 2001 to $2,087 in the third quarter of 2002 due to the Company's adoption of SFAS No. 142 effective January 1, 2002. See Note 3 of the Notes to the Consolidated Condensed Financial Statements.

Interest expense for the third quarter of 2002 of $24,955 was 4.6 percent lower than third quarter 2001 expense of $26,150, reflecting lower average debt levels.

The effective tax rate for the third quarter of 2002 was 38.3 percent. The Company recorded tax expense of $2,377 for the third quarter of 2001 on earnings before income taxes of $1,859. The third quarter 2001 tax provision assumed a projected annual effective tax rate in excess of 100 percent, resulting from non-deductible goodwill amortization (which was eliminated in 2002 upon adoption of SFAS No. 142) and lower projected annual pretax earnings. The effective tax rate would have been 42.9 percent for the third quarter of 2001 if SFAS No. 142 had been in effect at the beginning of 2001.

As a result of the factors discussed above, net earnings of $27,991 (25 cents per share) were reported for the three months ended September 30, 2002, compared with a net loss of $518 (0 cents per share) for the same period in 2001. Net earnings for the three months ended September 30, 2001 would have been $11,635 (11 cents per share) if SFAS No. 142 had been in effect at the beginning of 2001.

Nine Months Ended September 30, 2002 and 2001

Total net operating revenues increased $17,824, or 1.8 percent, for the nine months ended September 30, 2002 as compared to the same period in 2001 due to increases of $28,320, $4,134 and $724 in Television Group, Interactive Media and Other revenues, respectively, partially offset by a $15,354 decrease in revenues for the Newspaper Group.

Salaries, wages and employee benefits expense was flat for the nine months ended September 30, 2002 when compared to the year earlier period. Increases in performance-based bonus accruals ($14,930) and pension expense ($3,921) were offset by lower salary expense ($18,041) due largely to fewer employees in 2002 resulting primarily from a Company-wide reduction in force and an early retirement program at The Providence Journal in the fourth quarter of 2001. Salaries, wages and employee benefits expense in the first nine months of 2001 included a charge of $4,461 for early retirement costs and corporate staff reductions. Pension expense increased in the first nine months of 2002 due primarily to a reduction in the assumed long-term rate of return on pension fund assets (see Note 4 of the Notes to the Consolidated Condensed Financial Statements).

Other production, distribution and operating costs increased $6,412, or 2.3 percent, in the first nine months of 2002 as compared to the first nine months of 2001, primarily due to increases in outside services ($3,542), cash programming ($3,022), outside solicitation ($2,364) and distribution ($2,217) expenses, partially offset by a $4,274 decrease in bad debt expense.

Newsprint, ink and other supplies decreased $29,021, or 25.4 percent, in the nine months ended September 30, 2002 as compared to the year earlier period. The average cost per metric ton of newsprint decreased 25.3 percent in the first nine months of 2002 as compared to the year earlier period. Newsprint consumption decreased 2.5 percent as compared to the year earlier period.

Depreciation expense decreased $2,835, from $75,475 in the first nine months of 2001 to $72,640 in the first nine months of 2002.

Amortization expense decreased from $60,654 in the nine months ended September 30, 2001 to $6,213 in the nine months ended September 30, 2002 due to the Company's adoption of SFAS No. 142 effective January 1, 2002. See Note 3 of the Notes to the Consolidated Condensed Financial Statements.

Interest expense for the nine months ended September 30, 2002 was $80,374, or
5.7 percent, lower than the year earlier period expense of $85,264, due primarily to lower average debt levels.

Other, net increased from expense of $29,190 for the nine month period ended September 30, 2001 to income of $5,389 in the first nine months of 2002 primarily due to a $28,785 charge in 2001 related to the write-down of the Company's investments in certain Internet-related companies, a $4,787 credit in 2002 related to the favorable resolution of certain contingencies associated with the Company's sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas and a $2,375 gain in the first quarter of 2002 on the sale of Belo's interest in the Dallas Mavericks and the American Airlines Center.

The provision for income taxes is computed utilizing the Company's expected annual effective income tax rate. The effective tax rate for the nine months ended September 30, 2002 was 38.7 percent. The effective tax rate for the nine months ended September 30, 2001 was 107.2 percent. The lower rate in 2002 is due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142 and higher estimated pretax earnings. The effective tax rate would have been 41.6 percent for the first nine months of 2001 if SFAS No. 142 had been in effect at the beginning of 2001.

As a result of the factors discussed above, net earnings for the nine months ended September 30, 2002 were $85,272 (75 cents per share) as compared to a net loss of $210 (0 cents per share) for the nine months ended September 30, 2001. Net earnings for the nine months ended September 30, 2001 would have been $34,225 (31 cents per share) if SFAS No. 142 had been in effect at the beginning of 2001.

Segment Results of Operations

Television Group

Television Group revenues for the third quarter of 2002 were $158,714, an 18.4 percent increase compared to third quarter 2001 revenues of $133,998. Year-to-date Television Group revenues increased 6.4 percent, from $442,092 in 2001 to $470,412 in the current year. Total spot revenues including political revenue increased 20.0 percent and 7.0 percent for the quarter and nine-month periods ended September 30, 2002, respectively, as compared to the prior year periods. Local advertising revenues were up 8.8 percent for the third quarter of 2002 and 1.4 percent for the first nine months of the year with the most significant increases in the Dallas, Houston and Phoenix markets. National advertising revenues increased 15.4 percent in the third quarter of 2002 as compared to the third quarter of 2001 and 4.8 percent for the year-to-date period comparisons. The largest increases in national advertising revenues were in the Phoenix, St. Louis and Portland markets.

Political advertising revenues increased $11,073 in the third quarter and $18,263 in the first nine months of 2002 versus the same periods in 2001 primarily due to certain election campaigns in Texas, Missouri, Arizona and Louisiana. Revenues for the first nine months of 2002 included approximately $9,000 of advertising revenues generated by the Company's NBC affiliates from their broadcast of the Winter Olympics in February 2002. The quarter and nine-month periods ended September 30, 2001 included revenue losses of approximately $9,000 related to the events of September 11.

Television Group cash operating expenses for the quarter and nine months ended September 30, 2002 increased $4,608, or 5.2 percent, and $6,303, or 2.3 percent, respectively, from the comparable periods in 2001 as a result of increases in accruals for performance-based bonuses, programming costs and pension expense. Television Group operating cash flow for the quarter and nine months ended September 30, 2002 increased $20,108, or 44.3 percent, and $22,017, or 12.7 percent, respectively, when compared to the prior year periods. Television Group operating cash flow margins improved from 33.9 percent in the third quarter of 2001 to 41.3 percent in the third quarter of 2002 and from 39.1 percent in the first nine months of 2001 to 41.4 percent in the same period of 2002.

Newspaper Group

Newspaper Group revenues decreased $1,584, or approximately 1 percent, and $15,354, or 2.8 percent, for the quarter and nine months ended September 30, 2002, respectively, as compared to the prior year periods. In the third quarter of 2002, there was one fewer Sunday than in the third quarter of 2001. After adjusting for the effects of the extra Sunday in the third quarter of 2001, Newspaper Group revenues increased 1.2 percent for the third quarter of 2002.

DMN reported decreases in total revenues of 1.8 percent and 4.4 percent for the third quarter and first nine months of 2002 as compared to the year earlier periods with declines in advertising revenue of 1.6 percent and 5.1 percent in the respective periods. Classified advertising revenues declined 9.7 percent in the third quarter and 15.2 percent in the first nine months of 2002 as compared to the year earlier periods, due to decreases in classified employment volume. Excluding classified employment revenues, advertising revenues were up 2.4 percent in the third quarter and 1.8 percent in the first nine months of 2002. General advertising revenues declined 10.8 percent and 8.1 percent for the quarter and nine months ended September 30, 2002. Retail advertising revenues increased 4.6 percent and 2.0 percent for the third quarter and first nine months of 2002, respectively, as compared to the year earlier periods. Other advertising revenues improved by 12.0 percent and 9.3 percent for the quarter and year-to-date periods, respectively, due to increases in preprints and TMC revenues.

Total revenues for PJ were flat for the third quarter and first nine months of 2002 as compared to the same periods in 2001. Gains in retail, general and other advertising revenues were offset by declines in classified advertising and circulation revenues.

Total revenues at PE increased 2.5 percent for the third quarter and were flat for the nine months ended September 30, 2002 when compared to the prior year periods. Higher general and retail advertising revenues and increased revenues from commercial printing were offset somewhat by decreases in classified advertising and circulation revenues.

Newspaper Group cash operating expenses decreased 4.9 percent and 6.5 percent for the quarter and nine months ended September 30, 2002, respectively, as compared to the prior year periods, primarily due to lower newsprint expense. Newsprint expense decreased 25.9 percent and 27.1 percent for the quarter and year-to-date periods in 2002, respectively, from the comparable periods in 2001. Newspaper Group operating cash flow for the third quarter of 2002 was $46,930, an increase of 12.5 percent over third quarter 2001 operating cash flow of $41,730. For the year-to-date period, 2002 operating cash flow was $141,908, or
9.1 percent higher than the same period in 2001. Newspaper Group operating cash flow margins improved from 23.0 percent and 23.6 percent for the quarter and nine-month periods ended September 30, 2001, respectively, to 26.1 percent and
26.4 percent in the same periods of 2002.

Interactive Media

Interactive Media revenues, which are principally derived from advertising, increased $1,560, or 45.2 percent, in the third quarter of 2002 and $4,134, or
42.5 percent, in the first nine months of 2002 when compared to the year earlier periods. Interactive Media cash expenses increased 4.8 percent for the third quarter of 2002 as compared to the third quarter of 2001, primarily due to increases in performance-based bonuses and outside services. Interactive Media cash expenses decreased 5.1 percent in the first nine months of 2002 as compared to the first nine months of 2001, due primarily to expense reduction initiatives begun in the third quarter of 2001 in response to the softening economy. As a result, Interactive Media's operating cash flow deficits improved from $4,083 in the third quarter of 2001 to $2,883 in the same period of 2002, and from a deficit of $13,736 in the first nine months of 2001 to a deficit of $8,409 in the 2002 comparable period.

Other

Other revenues consist primarily of Belo's regional cable news operations, NWCN and TXCN. Other revenues increased 10.9 percent, from $3,972 in the third quarter of 2001 to $4,403 in the third quarter of 2002. For the nine-month period, Other revenues increased 6.0 percent, from $12,043 in 2001 to $12,767 in 2002. Cash expenses decreased 2.4 percent during the third quarter and increased
2.1 percent during the first nine months of 2002 when compared to the prior year periods. Operating cash flow improved from a deficit of $495 in the third quarter of 2001 to a surplus of $43 in the third quarter of 2002 and improved from a deficit of $1,335 in the first nine months of 2001 to a deficit of $888 for the 2002 comparable period. Operating cash flow at NWCN increased during the third quarter of 2002 as compared to the third quarter of 2001 but decreased slightly in the first nine months of 2002 as compared to the prior year period. TXCN reported decreases in cash flow deficits in both the quarter and nine months ended September 30, 2002 as compared to the comparable prior year periods.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first nine months of 2002, net cash provided by operations was $242,176, compared with $113,883 for the same period in 2001. Higher net earnings and lower working capital requirements for income taxes, bonus payments and interest in the first nine months of 2002 as compared to the year earlier period, contributed to the increase in cash provided by operations. Total debt decreased $207,700 from December 31, 2001 to September 30, 2002.

On June 3, 2002, the Company repaid $250,000 of Senior Notes due 2002 utilizing borrowings under its existing credit facility. At September 30, 2002, the Company had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent.

At September 30, 2002, the Company had borrowings of $370,000 under a $720,000 variable-rate revolving credit facility. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $12,900 of short-term unsecured notes outstanding at September 30, 2002. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 2002, the Company was in compliance with all debt covenant requirements.

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

In the first nine months of 2002, the Company paid dividends of $25,090, or 22.5 cents per share, on Series A and Series B common stock outstanding, compared with $24,676, or 22.5 cents per share, in the first nine months of 2001.

Capital expenditures in the first nine months of 2002 were $31,789. Expenditures were primarily for Television Group equipment purchases, including those for equipment to be used in the transmission of digital television, and Newspaper Group equipment purchases.

During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable ("Time Warner"). The Time Warner agreements call for the creation of 24-hour cable news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. As of September 30, 2002, investments totaling $26,950 ($12,700 of which was invested in the first nine months of 2002) had been made related to the Time Warner partnerships which will be used to fund capital expenditures and operating costs. The on-air date of the news channel in Charlotte, North Carolina was June 14, 2002. The projected on-air dates of the news channels in Houston and San Antonio, Texas are late 2002 and early 2003, respectively.

Other Matters

The Company expects 2003 pension expense to exceed the $6,200 expense recorded in 2002, but the ultimate amount will depend upon several factors, most notably plan asset values and interest rates at the end of 2002. Additionally, the Company may be required to record an additional minimum liability in the fourth quarter of 2002 if the accumulated benefit obligation exceeds the value of the pension fund assets at December 31, 2002. In accordance with generally accepted accounting principles, this charge will be reflected in other comprehensive income/(loss) as a reduction in shareholders' equity. The amount to be recorded will depend upon the fair value of plan assets and the accumulated benefit obligation at December 31, 2002.

Newsprint prices are expected to be higher in 2003 than in 2002, but the amount and the timing of any increase cannot be predicted with certainty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in Belo's report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         3.2 * Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
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

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
                  (2) *    (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                               4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
                      *    (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit
                               4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

                  (3) *    $200 million 7-3/4% Senior Debenture due 2027
                           (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

                  (4) * Officers' Certificate dated June 13, 1997 establishing terms of debt securities pursuant to
                           Section 3.1 of the Indenture (Exhibit 4.6(5) to the
                           2nd Quarter 1997 Form 10-Q)

                  (5) *    (a) $200 million 7-1/4% Senior Debenture due 2027
                               (Exhibit 4.6(6)(a) to the Company's Quarterly
                               Report on Form 10-Q for the quarterly period
                               ended September 30, 1997 (the "3rd Quarter 1997
                               Form 10-Q"))
                      *    (b) $50 million 7-1/4% Senior Debenture due 2027
                               (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form
                               10-Q)

                  (6) * Officers' Certificate dated September 26, 1997 establishing terms of debt securities pursuant to
                           Section 3.1 of the Indenture (Exhibit 4.6(7) to the
                           3rd Quarter 1997 Form 10-Q)

                  (7) *    $350 million 8.00% Senior Note due 2008 (Exhibit
                           4.6(8) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001
                           (the "3rd Quarter 2001 Form 10-Q"))

                  (8) * Officers' Certificate dated November 1, 2001 establishing terms of debt securities pursuant to
                           Section 3.1 of the Indenture (Exhibit 4.6(9) to the
                           3rd Quarter 2001 Form 10-Q)

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

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
                      *    (c) Second Amendment to Belo Savings Plan effective
                               as of January 1, 2002 (Exhibit 4.16(c) to the
                               Company's Registration Statement on Form S-8 (No.
                               333-88030) filed with the Securities and Exchange
                               Commission on May 10, 2002)
                      *    (d) Third Amendment to Belo Savings Plan effective as
                               of May 7, 2002 (Exhibit 4.16(d) to the Company's
                               Registration Statement on Form S-8 (No.
                               333-88030) filed with the Securities and Exchange
                               Commission on May 10, 2002)
                           (e) Fourth Amendment to Belo Savings Plan effective
                               as of August 23, 2002.
                           (f) Fifth Amendment to Belo Savings Plan effective as
                               of September 27, 2002.

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

                 ~(6) *    Belo 2000 Executive Compensation Plan (Exhibit 4.15
                           to the Company's Registration Statement on Form S-8
                           (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                 ~(7) *    Retirement Agreement between the Company and Burl
                           Osborne, dated June 27, 2001 (Exhibit 10.2(8) to
                           Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

                 ~(8) *    Retirement Agreement between the Company and
                           Michael J. McCarthy, dated March 15, 2002 (Exhibit
                           10.2(8) to Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
         12       Ratio of Earnings to Fixed Charges

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         On August 9, 2002, Belo filed a current report on Form 8-K, reporting under Item 9 that the Company's Principal Executive Officer and Principal Financial Officer filed sworn statements with the SEC pursuant to SEC Order No. 4-460.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BELO CORP.



November 11, 2002                          By:   /s/ Dunia A. Shive
                                               ---------------------------------
                                               Dunia A. Shive
                                               Executive Vice President/
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                 CERTIFICATIONS


I, Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Belo Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 11, 2002            By: /s/ Robert W. Decherd
                                        ----------------------------------------
                                        Robert W. Decherd
                                        Chairman of the Board,
                                        President and Chief Executive Officer

I, Dunia A. Shive, Executive Vice President/Chief Financial Officer of Belo Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Belo Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 11, 2002                    By:   /s/ Dunia A. Shive
                                                --------------------------------
                                                Dunia A. Shive
                                                Executive Vice President/
                                                Chief Financial Officer

                                INDEX TO EXHIBIT

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

                  (2) *    (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                               4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
                      *    (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit
                               4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

                  (3) *    $200 million 7-3/4% Senior Debenture due 2027
                           (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

                  (4) * Officers' Certificate dated June 13, 1997 establishing terms of debt securities pursuant to
                           Section 3.1 of the Indenture (Exhibit 4.6(5) to the
                           2nd Quarter 1997 Form 10-Q)

                  (5) *    (a) $200 million 7-1/4% Senior Debenture due 2027
                               (Exhibit 4.6(6)(a) to the Company's Quarterly
                               Report on Form 10-Q for the quarterly period
                               ended September 30, 1997 (the "3rd Quarter 1997
                               Form 10-Q"))
                      *    (b) $50 million 7-1/4% Senior Debenture due 2027
                               (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form
                               10-Q)

                  (6) * Officers' Certificate dated September 26, 1997 establishing terms of debt securities pursuant to
                           Section 3.1 of the Indenture (Exhibit 4.6(7) to the
                           3rd Quarter 1997 Form 10-Q)

                  (7) *    $350 million 8.00% Senior Note due 2008 (Exhibit
                           4.6(8) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001
                           (the "3rd Quarter 2001 Form 10-Q"))

                  (8) * Officers' Certificate dated November 1, 2001 establishing terms of debt securities pursuant to
                           Section 3.1 of the Indenture (Exhibit 4.6(9) to the
                           3rd Quarter 2001 Form 10-Q)

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

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
        10.2     Compensatory plans:

                 ~(1)      Belo Savings Plan:
                      *    (a) Belo Savings Plan Amended and Restated July 1,
                               2000 (Exhibit 10.2(1) to the Company's Quarterly
                               Report on Form 10-Q for the quarterly period
                               ended June 30, 2000 (the "2nd Quarter 2000 Form
                               10-Q"))
                      *    (b) First Amendment to the Belo Savings Plan
                               effective December 31, 2000 (Exhibit 10.2(1)(b)
                               to the 2000 Form 10-K)
                      *    (c) Second Amendment to Belo Savings Plan effective
                               as of January 1, 2002 (Exhibit 4.16(c) to the
                               Company's Registration Statement on Form S-8 (No.
                               333-88030) filed with the Securities and Exchange
                               Commission on May 10, 2002)
                      *    (d) Third Amendment to Belo Savings Plan effective as
                               of May 7, 2002 (Exhibit 4.16(d) to the Company's
                               Registration Statement on Form S-8 (No.
                               333-88030) filed with the Securities and Exchange
                               Commission on May 10, 2002)
                           (e) Fourth Amendment to Belo Savings Plan effective
                               as of August 23, 2002.
                           (f) Fifth Amendment to Belo Savings Plan effective as
                               of September 27, 2002.

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

                 ~(6) *    Belo 2000 Executive Compensation Plan (Exhibit 4.15
                           to the Company's Registration Statement on Form S-8
                           (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
                 ~(7) *    Retirement Agreement between the Company and Burl
                           Osborne, dated June 27, 2001 (Exhibit 10.2(8) to
                           Company's Quarterly Report on Form 10-Q for the
                           quarterly period ended June 30, 2001)

                 ~(8) *    Retirement Agreement between the Company and
                           Michael J. McCarthy, dated March 15, 2002 (Exhibit
                           10.2(8) to Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

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