Form 10-K
period 2002-12-31
BELO CORP
filed 2003-03-12
CIK 356080

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act:  SERIES B COMMON STOCK, $1.67 PAR VALUE
                                                           ----------------------------------------
                                                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   YES [X] NO [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates on June 28, 2002, based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $2,535,296,403. *

Shares of Common Stock outstanding at February 28, 2003: 112,889,517 shares. (Consisting of 96,232,487 shares of Series A Common Stock and 16,657,030 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

                      Documents incorporated by reference:

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 13, 2003 are incorporated by reference into Part III (Items 10, 11, 12 and 13). Also incorporated by reference into Part II are certain items included in the Company's 2002 Annual Report to Shareholders (Items 5, 6, 7, 7A and 8).

                                   BELO CORP.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
                                   PART I
Item 1.  Business................................................................    1
Item 2.  Properties..............................................................   12
Item 3.  Legal Proceedings.......................................................   13
Item 4.  Submission of Matters to a Vote of Security Holders.....................   13

                                   PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...   13
Item 6.  Selected Financial Data.................................................   13
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................   13
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.............   13
Item 8.  Financial Statements and Supplementary Data ............................   13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..................................................   14

                                  PART III
Item 10. Directors and Executive Officers of the Registrant......................   14
Item 11. Executive Compensation..................................................   14
Item 12. Security Ownership of Certain Beneficial Owners and Management..........   14
Item 13. Certain Relationships and Related Transactions..........................   14
Item 14. Controls and Procedures.................................................   14

                                   PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ........   14

Signatures ......................................................................   19
Certifications...................................................................   21

                                     PART I

ITEM 1.  BUSINESS

     Belo Corp. ("Belo" or the "Company") is one of the nation's largest media companies, with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.4 billion in 2002 revenues, Belo operates news and information franchises in some of America's most dynamic markets and regions. The Company owns 19 television stations (six in the top 16 markets) that reach
13.7 percent of U.S. television households, and manages one television station through a local marketing agreement ("LMA"). Belo also publishes four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of more than 1.2 million copies. In addition, Belo owns two cable news channels and holds ownership interests in seven others. Belo's Internet subsidiary, Belo Interactive, Inc. ("Belo Interactive"), includes 34 Web sites, several interactive alliances and a broad range of Internet-based products.

     The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber. These principles have attracted and built relationships with viewers, readers and advertisers and have guided Belo's success for 160 years.

     Note 15 to the Consolidated Financial Statements, which is included in Belo's Annual Report to Shareholders, contains information about the Company's industry segments for the years ended December 31, 2002, 2001 and 2000.


                                TELEVISION GROUP

     Belo's Television Group is the nation's sixth largest non-network owned station group based on audience share. The Company owns 19 television stations and manages one station under an LMA. In the 15 markets in which the Company operates, ten of Belo's stations are ranked number one and three are ranked number two in "sign-on/sign-off" audience rating, based on November 2002 Nielsen estimates. Belo has six stations in the top 16 markets and 14 stations in the top 50 markets. Belo's stations collectively reach 13.7 percent of U.S. television households.

     Belo's stations are primarily concentrated in three high-growth regions:
Texas, the Northwest and the Southwest. Six of the Company's stations are located in four of the fastest growing major metropolitan areas in the United
States:

     o   ABC affiliate WFAA-TV in Dallas/Fort Worth;

     o   CBS affiliate KHOU-TV in Houston;

     o   NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and

     o   Independent KTVK-TV and WB affiliate KASW-TV in Phoenix.

     The Company has a balanced portfolio of network-affiliated stations with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large market station associated with each network. In addition, Belo owns two independent ("IND") stations, two Warner Brothers Network ("WB") affiliates, one FOX affiliate and one United Paramount Network ("UPN") affiliate, and operates one additional UPN affiliate under an LMA. This balance provides stability to Belo's revenue stream regardless of which network leads prime time.

     Belo's television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo's television stations have garnered 16 Alfred I. duPont-Columbia Awards, 12 George Foster Peabody Awards and 23 Edward R. Murrow Awards - the industry's most prestigious honors.

     The Company's television broadcasting operations began in 1950 with the acquisition of WFAA shortly after the station began operations. In 1984, the Company expanded its television operations with the purchase of stations in Houston, Sacramento, Hampton/Norfolk and Tulsa. In June 1994 and February 1995, the Company acquired stations in New Orleans and Seattle/Tacoma, respectively. The Providence Journal Company acquisition in February 1997 added nine television stations, including NBC affiliate KING in Seattle/Tacoma. In accordance with Federal Communications Commission ("FCC") regulations, which at that time prohibited ownership of two or more stations in a single market, Belo exchanged its UPN affiliate, KIRO-TV, in Seattle/Tacoma for CBS affiliate KMOV-TV in St. Louis in June 1997. In October 1997, Belo acquired CBS affiliate KENS-TV in San Antonio. In June 1999, Belo acquired KVUE-TV, the ABC affiliate in Austin in exchange for KXTV, the Company's ABC affiliate in Sacramento. KASA-TV (FOX) in Albuquerque and KHNL-TV
(NBC) in Honolulu were sold in October 1999, and KTVK (IND) in Phoenix was acquired in November 1999. On March 1, 2000, Belo acquired KONG (IND) in Seattle/Tacoma and KASW (WB) in Phoenix, which were previously operated by Belo under LMAs. At the end of December 2000, Belo sold KOTV (CBS) in Tulsa. On October 1, 2001, Belo purchased KSKN-TV, the WB affiliate in the Spokane, Washington television market and on March 12, 2002, Belo purchased KTTU-TV, the UPN affiliate in Tucson. Prior to the acquisitions, Belo operated KSKN and KTTU under LMAs.

     The following table sets forth information for each of the Company's stations (including the station with which it has an LMA) and their markets as of December 31, 2002:

                                                                                   Number of    Station   Station
                           Market                                                 Commercial    Rank in   Audience
                           Rank                 Year        Network               Stations in    Market   Share in
         Market             (1)      Station    Acquired  Affiliation(2) Channel   Market(3)      (4)     Market(5)
---------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth             7       WFAA        1950        ABC          8          16           1          13
Houston                      11       KHOU        1984        CBS         11          16           1*         13
Seattle/Tacoma               12       KING        1997        NBC          5          14           1          15
Seattle/Tacoma               12       KONG        2000        IND         16          14           5*          3
Phoenix                      16       KTVK        1999        IND          3          13           2*         10
Phoenix                      16       KASW        2000         WB         61          13           6           5
St. Louis                    22       KMOV        1997        CBS          4           8           2          16
Portland                     23        KGW        1997        NBC          8           9           1*         13
Charlotte                    28       WCNC        1997        NBC         36           8           3           9
San Antonio                  37       KENS        1997        CBS          5          10           1*         13
San Antonio (6)              37       KBEJ        ---         UPN          2          10           6           1
Hampton/Norfolk              41       WVEC        1984        ABC         13           7           2*         11
New Orleans                  42        WWL        1994        CBS          4           8           1          20
Louisville                   50       WHAS        1997        ABC         11           7           1*         13
Austin                       54       KVUE        1999        ABC         24           6           1*         12
Tucson                       74       KMSB        1997        FOX         11           9           4*          5
Tucson                       74       KTTU        2002        UPN         18           9           4*          2
Spokane                      79       KREM        1997        CBS          2           6           1          15
Spokane                      79       KSKN        2001         WB         22           6           4*          2
Boise (7)                   124       KTVB        1997        NBC          7           5           1          26

(1) Market rank is based on the relative size of the television market Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on November 2002 Nielsen estimates.

(2) Substantially all the revenue of the Company's television stations is derived from advertising. Approximately 3.5 percent of television revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(3) Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.

(4) Station rank is derived from the station's rating, which is based on November 2002 Nielsen estimates of the number of television households tuned to the Company's station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period ("sign-on/sign-off") as a percentage of the number of television households in the market.

(5) Station audience share is based on November 2002 Nielsen estimates of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(6)      Operated under an LMA.

(7) The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

*        Tied with one or more other stations in the market.

     The principal source of revenue for Belo's television stations is the sale of air time to local and national advertisers. In 2002, approximately 94.2 percent of total television revenues was derived from spot revenues. Network compensation was approximately 3.5 percent of total television revenues in 2002.

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

                                 NEWSPAPER GROUP

     Belo's Newspaper Group comprises four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of more than 1.2 million copies. The group is led by The Dallas Morning News, which has the seventh-largest Sunday circulation and eleventh-largest daily circulation in the United States. Recognized as one of the elite newspapers in America, The Dallas Morning News has earned six Pulitzer Prizes since 1986 for its news reporting and photography initiatives. The Providence Journal, the Company's second largest publication based on total circulation, has won four Pulitzer Prizes and Belo's third largest publication, The Press-Enterprise, has won one Pulitzer Prize. Belo also owns the Denton Record-Chronicle in Denton, Texas and operates certain commercial printing businesses.

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

     The following table sets forth information concerning the Company's daily newspaper operations:

                                                                    2002                               2001
                                                        ------------------------------     -----------------------------
                                                            Daily          Sunday              Daily         Sunday
         Newspaper                   Location           Circulation(1)  Circulation(1)     Circulation(1) Circulation(1)
------------------------------------------------------------------------------------------------------------------------
The Dallas Morning News             Dallas, TX               525,532        784,905            514,665        776,387
The Providence Journal            Providence, RI             166,836        234,681            165,880        233,751
The Press-Enterprise               Riverside, CA             178,994        184,637            168,765        176,968
Denton Record-Chronicle             Denton, TX                14,783         19,098             15,969         20,428

(1) Average paid circulation is for the six months ended September 30, 2002 and 2001, respectively, according to the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which 2002 and 2001 circulation data is taken from the Certified Audit of Circulations Report for the twelve-month periods ended December 31, 2001 and 2000, respectively.

     The Company's three largest newspapers, The Dallas Morning News, The Providence Journal and The Press-Enterprise, provide coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in Dallas County and the 11 surrounding counties. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout the Inland Empire area of southern California, which includes Riverside and San Bernadino counties.

     Belo's Newspaper Group derives its revenue from advertising, circulation and commercial printing. For the year ended December 31, 2002, advertising revenue accounted for 84.8 percent of total newspaper revenue while circulation revenue accounted for 12.2 percent and commercial printing accounted for most of the remaining amount.

     The following table sets forth information concerning the prices of the Company's daily newspapers as of December 31, 2002:

                                 Newsstand Price(1)
                              ------------------------
Newspaper                        Daily        Sunday
------------------------------------------------------
The Dallas Morning News          $.50        $1.50
The Providence Journal           $.50        $2.00
The Press-Enterprise             $.25        $1.25
Denton Record-Chronicle          $.25        $1.00

(1) Newsstand price represents the rate for single copy sales. Newspapers are typically sold to distributors and subscribers at prices less than the newsstand price.

     The basic material used in publishing Belo's newspapers is newsprint. Currently, newsprint is primarily purchased from three suppliers. In addition, The Providence Journal purchases approximately 50 percent of its newsprint from other suppliers under long-term contracts. These contracts provide for certain minimum purchases per year. Less than 2 percent of the Company's newsprint is purchased on the spot market in privately negotiated transactions. Management believes its sources of newsprint, along with available alternate sources, are adequate for the Company's current needs.

     During 2002, Belo's publishing operations consumed approximately 217,000 metric tons of newsprint at an average cost of $440 per metric ton. Consumption of newsprint in the previous year was approximately 220,000 metric tons at an average cost per metric ton of $569. Newsprint prices declined in the second half of 2001 and through most of 2002 due to lower demand resulting from the slowdown in the U.S. economy. The average price of newsprint is expected to be higher in 2003 than in 2002, although the amount and timing of any increase cannot be predicted with certainty.

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

     The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information. According to Nielsen/NetRatings, Belo Interactive has seven of the top 50 local television-affiliated Web sites in the U.S., and the Company's newspaper-affiliated Web sites in Dallas and Providence are the leading local media sites in those market areas.

     Revenues for Belo Interactive in 2002 were principally derived from advertising on its various Web sites and, to a much lesser extent, fees generated from Internet service provider subscriptions and data retrieval services. After implementing full-site registration in early 2002, Belo Interactive had 2.6 million registered users at the end of 2002.

     In 2001, the Company purchased a minority equity position in Classified Ventures, LLC and joined the affiliated network of cars.com, Classified Venture's leading automotive site. On August 1, 2002 the Company contracted with CareerSite to provide the software and hosting of the Company's on-line recruitment products.

                                   CABLE NEWS

     Belo's cable news operations include Texas Cable News ("TXCN") and NorthWest Cable News ("NWCN"), which provide regional news coverage in a comprehensive 24-hour a day format, utilizing the news resources of the Company's television stations and newspapers in Texas and television stations in the Northwest. The Company also operates four cable news channels in partnership with Cox Communications and others, which provide local market coverage in New Orleans, Louisiana (NewsWatch on Channel 15), Phoenix, Arizona (Arizona NewsChannel and Mas! Arizona) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels also utilize the news resources of the television stations owned by the Company in those markets. Mas! Arizona is the Southwest's first Spanish-language cable news, information and sports channel. The channel became available to viewers in September 2000 and provides in-depth coverage of local issues and stories in the community.

     During 2000 and 2001, Belo announced the formation of cable news partnerships with Time Warner Cable that called for the creation of 24-hour local cable news channels in Houston and San Antonio, Texas and in Charlotte, North Carolina. The on-air dates of the news channels in Charlotte, North Carolina and Houston, Texas were June 14, 2002 and December 12, 2002, respectively. The projected on-air date of the news channel in San Antonio, Texas is April 2003.

                                   COMPETITION

     Competition for advertising revenues at Belo's television stations, as well as its daily newspapers, Web sites and cable news operations, includes other television stations and newspapers (including those owned and operated by Belo), direct broadcast satellite ("DBS"), radio stations, cable television systems, outdoor advertising, the Internet, magazines and direct mail advertising. The success of the Company's operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies.

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

     The Dallas Morning News' primary newspaper competitor in certain areas of the Dallas/Fort Worth market is the Fort Worth Star-Telegram. The Providence Journal has five competing daily newspapers in the Rhode Island market and The Press-Enterprise has seven daily newspaper competitors in the Inland Empire area of southern California.

                                 FCC REGULATION

       GENERAL. Belo's television broadcast operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the Communications Act empowers the FCC to:

       o    assign frequency bands;

       o    determine stations' operating frequencies, location and power;

       o    issue, renew, revoke and modify station licenses;

       o    regulate equipment used by stations;

       o impose penalties for violation of the Communications Act or of FCC regulations;

       o impose fees for processing applications and other administrative functions; and

       o    adopt regulations to carry out the Communications Act's provisions.

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

       STATION LICENSES. Under the Communications Act, as amended by the Telecommunications Act of 1996 (the "1996 Act"), the FCC grants television station licenses for terms of up to eight years. The 1996 Act also requires renewal of a television license if the FCC finds that:

       o the station has served the public interest, convenience and necessity;

       o there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations; and

       o there have been no other violations by the licensee of either the Communications Act or the FCC's rules and regulations which, taken together, constitute a pattern of abuse.

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

       The current license expiration dates for each of Belo's television broadcast stations are as follows:

       WVEC ........................................................  October 1, 2004
       WCNC ........................................................  December 1, 2004
       WWL .........................................................  June 1, 2005
       WHAS ........................................................  August 1, 2005
       KMOV ........................................................  February 1, 2006
       KENS ........................................................  August 1, 2006
       KHOU ........................................................  August 1, 2006
       KVUE ........................................................  August 1, 2006
       WFAA ........................................................  August 1, 2006
       KASW ........................................................  October 1, 2006
       KMSB ........................................................  October 1, 2006
       KTTU ........................................................  October 1, 2006
       KTVB ........................................................  October 1, 2006
       KTVK ........................................................  October 1, 2006
       KING ........................................................  February 1, 2007
       KONG ........................................................  February 1, 2007
       KGW .........................................................  February 1, 2007
       KREM ........................................................  February 1, 2007
       KSKN ........................................................  February 1, 2007

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

       o    television stations and radio stations serving the same area; and

       o    television stations and daily newspapers serving the same area.

     The FCC's ownership rules affect the number, type and location of newspaper and broadcast properties that Belo might acquire in the future. For example, under current FCC rules, Belo generally may not acquire any daily newspaper property in a market where it now owns or has an interest in a television station deemed attributable under FCC rules. Belo's ownership of The Dallas Morning News and WFAA, which are both located in the Dallas/Fort Worth DMA, predates the adoption of the FCC's rules regarding newspaper/broadcast cross-ownership and was "grandfathered" by the FCC.

     In August 1999, the FCC concluded long-standing proceedings to review and revise several of its rules regulating television station ownership and the standards used to determine what types of interests are considered to be attributable under its rules. As modified in 1999, and in an order on reconsideration issued in January 2001, one of these rules, the so-called "duopoly" rule, permits a party to own two or more television stations that (1) are located in separate DMAs or (2) are located in the same DMA, but do not have overlapping Grade B service contours. In addition, a party may acquire a second television station in the same DMA where it already owns or has an interest in a television station, if:

       o at least eight television "voices" (independently owned and operated stations whose Grade B signals overlap the Grade B contour of at least one of the stations in the proposed combination, excluding
            LMAs) will remain in the market following the acquisition of the new television station; and

       o one of the two stations is not ranked among the top four stations in the market based on Nielsen audience share ratings.

     It is pursuant to this duopoly rule that Belo acquired KONG, KASW, KSKN and KTTU, which are located in the same DMAs as Belo's stations KING, KTVK, KREM and KMSB, respectively. In addition, the FCC's rules provide that future waivers of the duopoly restrictions will be available to permit acquisition of "failed" or "failing" stations or unbuilt stations, subject to certain conditions.

     In its August 1999 decision, as modified by the January 2001 reconsideration order, the FCC relaxed its restrictions on the common ownership of television and radio stations. The FCC rules generally permit the common ownership of up to two television and six radio stations, or one television and seven radio stations, provided at least 20 independent media "voices" would remain in the market. In addition, the FCC's rules provide that future waivers of the television/radio ownership restrictions generally will be available to permit the acquisition of "failed" stations.

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

     Under the 1996 Act, the FCC must review all of its broadcasting ownership rules biennially to determine if they remain necessary in the public interest. In June 2000, the FCC completed its 1998 biennial review of its rules and decided to retain the 35 percent national television ownership limitation, the former cable system/television station cross-ownership rule and the limit on the number of radio stations a company may own in a given market. In addition, the FCC proposed to consider limited changes to the newspaper/broadcast cross-ownership rule. In January 2001, the FCC completed its 2000 biennial review, making no additional relevant changes to its ownership rules.

     On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision reviewing the FCC's retention of the 35 percent national television ownership limitation and the cable system/television station cross-ownership rule. Concluding that the FCC had not justified their retention, the court struck down the cable system/television cross ownership rule and remanded the 35 percent limitation to the FCC for further consideration. On April 2, 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision reviewing the television duopoly rule. Finding that the FCC had failed to show that it was not arbitrary and capricious to exclude non-television media from the "eight voices" test used to determine the permissibility of television duopolies, the court remanded the rule to the FCC for further consideration.

     In September 2002, and in response to the federal appeals court decisions discussed above, the FCC released a Notice of Proposed Rulemaking initiating a comprehensive review of the majority of its media ownership rules. The Notice of Proposed Rulemaking, which was released in conjunction with the FCC's 2002 biennial review, commences a review of four of the agency's existing rules: the television duopoly rule, the radio/television cross-ownership rule, the national television ownership cap and the dual network rule. The proceeding also will examine two rules that are the subject of pending rulemaking proceedings: the newspaper/broadcast cross-ownership ban and the local radio ownership rule. The overhaul of the rules is scheduled to be concluded by June 2003. Belo cannot predict the outcome of this proceeding.

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

     The Children's Television Act of 1990 limits the permissible amount of commercial matter in children's television programs and requires each television station to present educational and informational children's programming. The FCC subsequently adopted stricter children's programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children's educational programming per week. In October 2000, the FCC extended indefinitely the requirement that broadcasters report on their children's programming activities on a quarterly basis and the agency now is considering a requirement that broadcasters place their children's programming reports on their own Web sites. To date, the FCC has not resolved this issue. Broadcasters also are required to place "issues/programs lists" in their public inspection files to provide their communities with information on their "public interest" programming.

     In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's longstanding Equal Employment Opportunity ("EEO") regulations were unconstitutional. In January 2000, the FCC adopted new EEO rules, which were again struck down by the U.S. Court of Appeals for the D.C. Circuit in January 2001. The FCC thereafter suspended the rules, except for the general obligation not to engage in employment discrimination based on race, color, religion, national origin or sex.

     In October 2002, the FCC adopted new EEO rules, which go into effect March 10, 2003. The new rules impose job information dissemination, recruitment and reporting requirements. Specifically, broadcasters must (1) widely disseminate information concerning each full-time job vacancy; (2) provide notice of each full-time job vacancy to recruitment organizations requesting notice; and (3) complete additional "recruitment initiatives," such as participation in job fairs, scholarship programs and EEO training. To allow the FCC to verify compliance with these requirements, licensees must retain documentation of each of the required recruitment activities. Licensees need not file recruitment data with the FCC, but are expected to make it available to the FCC on request. The new rules also require licensees to file an annual "EEO Public File Report" which must include: (1) a list of all full-time vacancies filled during the preceding year; (2) the recruitment source(s) used; (3) the recruitment sources that referred the people hired for each full-time vacancy; (4) the total number of persons interviewed for full-time vacancies; (5) the total number of interviewees referred by each source; and (6) a list and brief description of recruitment initiatives implemented during the preceding year. At various points during a station's license term, licensees also must file additional reports relating to the EEO requirements. Broadcasters may be subject to random audits to ensure compliance with the new EEO rules and could be sanctioned for noncompliance. In its order announcing the new rules, the FCC also reaffirmed its rule prohibiting broadcasters from discriminating against individuals on the basis of race, religion, color, national origin or gender.

     The FCC has also adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between having a right to mandatory carriage on local cable systems, referred to as "must carry rights," or a right to restrict or prevent cable systems from carrying the station's signal without the station's permission, referred to as "retransmission consent". The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services.

     DIGITAL TELEVISION SERVICE. In April 1997, the FCC adopted rules for implementing digital television ("DTV") service in the United States, which will improve the technical quality of television signals received by viewers and give television broadcasters the ability to provide new services, including high-definition television.

     On April 3, 1997, a second channel on which to initially provide separate DTV programming or simulcast its analog programming was assigned to all broadcasters holding a license or construction permit for a full-power television station. These second channels are assigned for an eight-year transition period scheduled to end in 2006. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the ten largest markets were required to be on the air with a digital signal by May 1, 1999. Several stations in large markets voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998. The Company's network-affiliated stations in Dallas, Houston and Seattle met the accelerated schedule. Affiliates of the four major networks in the top 30 markets were required to begin transmitting digital signals by November 1999. Belo's stations in St. Louis, Portland and Charlotte each met this schedule. Except as noted below, all other commercial broadcasters were required to follow suit by May 1, 2002. Belo's remaining stations met this schedule, except for Belo's stations in Austin, Spokane and Tucson, which requested and have been granted extensions.

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

     During the transition, broadcasters will be required to "simulcast" the traditional free, analog, over-the-air broadcast service on their digital channels as follows: in 2003, broadcasters must simulcast 50 percent of the traditional broadcast service on their digital spectrum; in 2004, they must simulcast 75 percent of the traditional broadcast service; in 2005, they must simulcast 100 percent of the traditional broadcast service.

     In January 2001, the FCC issued a further order reviewing various DTV transition issues. In particular, the order required commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) to elect their permanent post-transition DTV channel by December 31, 2003. The order also required commercial broadcasters to provide a DTV signal that replicates their current analog service area by December 31, 2004, or else lose interference protection in those portions of their existing service area not covered by their digital signal. In addition, by December 31, 2004, the order required commercial stations to provide a stronger digital signal to their communities of license than was previously required.

     In November 2001, the FCC issued a reconsideration order on DTV transition issues which modified many of the rules the agency established in January 2001. Significantly, the reconsideration order temporarily defers the FCC's previously established deadlines for broadcasters to (1) choose their permanent post-transition DTV channel; (2) provide a DTV signal that replicates their analog service area; and (3) build maximized DTV facilities. The FCC intends to establish deadlines for these requirements in its next periodic review of the DTV transition and emphasized that none of the deadlines will be after the later of December 31, 2006 or the date by which 85 percent of the television households in a licensee's market are capable of receiving the signals of DTV stations. The order also permits broadcasters to request special temporary authority to construct initial minimal DTV facilities (i.e., facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities. Eight Belo stations are operating at reduced power pursuant to such authority. The order further allows commercial stations subject to the May 1, 2002 construction deadline (i.e., stations not in the top 30 markets) to initially broadcast a digital signal during prime time hours only.

     In April 2002, FCC Chairman Michael Powell challenged the broadcast, cable, satellite and consumer electronics industries to take certain voluntary actions designed to speed the DTV transition. Although members of the broadcast, cable and satellite industries quickly made commitments to comply with Chairman Powell's proposals, the consumer electronics industry was reluctant to embrace the plan. Accordingly, the FCC found it necessary to formally mandate a phased-in DTV tuner requirement. Under the new requirements, all new television sets 13 inches and larger and all TV interface devices (VCRs, etc.) must include the capability of tuning and decoding over-the-air digital signals by 2007.

     In January 2001, the FCC also issued a preliminary decision regarding the must carry rights of digital television broadcasters. Although the FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV, the FCC did determine the following:

       o Digital-only television stations may immediately assert carriage rights on local cable systems;

       o Television stations that return their analog spectrum and convert to digital operations are entitled to must carry rights; and

       o A digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other
            "program-related" content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

     Several parties filed petitions for reconsideration of various parts of the FCC's DTV must carry decision. Those petitions remain pending before the agency and Belo cannot predict what changes, if any, the FCC will make to its DTV must carry rules on reconsideration.

     In addition to digital must carry rights, another area of major concern for the DTV transition involves the technical standards needed to ensure that digital television sets can connect to cable systems. The FCC has requested periodic reports from the cable and consumer electronics industries on this issue and has indicated that it will address the matter in the near future. The FCC also initiated a rulemaking in August 2002 to examine the complex issue of whether--and if so, how--over-the-air digital broadcasts should be protected from unauthorized copying and distribution. That proceeding remains pending and Belo cannot predict its outcome. In addition, the cable and consumer electronics industries have filed a Memorandum of Understanding ("MOU") with the FCC which details an agreement on a cable compatibility standard for an integrated, one-way digital cable television receiver, as well as other unidirectional digital cable products. In January 2003, the FCC requested comment on the MOU, as well as proposed FCC rules governing cable compatibility. This proceeding also remains pending and Belo cannot predict its outcome. The FCC will continue to review the progress of DTV periodically and make adjustments to the 2006 target date, if necessary.

     The FCC has yet to determine whether the public interest or children's programming obligation of broadcasters will change in the DTV era. In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees. Specifically, the FCC requested information in four general areas:

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

In commencing the proceeding, the FCC did not propose specific new rules or policies, but stated that it was seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV. This proceeding remains pending and Belo cannot predict its outcome.

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

     Finally, two U.S. Representatives recently circulated draft legislation designed to provoke discussion about many of the obstacles facing the DTV transition. Belo cannot predict the outcome of this legislation.

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

                                    EMPLOYEES

     As of December 31, 2002, the Company had approximately 6,600 full-time and 1,200 part-time employees. Belo has approximately 1,200 employees who are represented by various employee unions. Approximately one-half of these union employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations and other properties. Belo believes its relations with its employees are satisfactory.

                              AVAILABLE INFORMATION

         Belo maintains its corporate Web site at www.belo.com. Belo makes available free of charge on www.belo.com this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     At December 31, 2002, Belo owned broadcast operating facilities in the following U.S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING and KONG); Phoenix, Arizona (KTVK and KASW); Portland, Oregon
(KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); New Orleans, Louisiana (WWL); Norfolk, Virginia (WVEC); Louisville, Kentucky (WHAS); Austin, Texas (KVUE); Tucson, Arizona (KMSB and KTTU); Spokane, Washington (KREM and
KSKN); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri. Three of the Company's broadcast facilities use broadcast towers that are jointly owned with another television station in the same market (WFAA, KGW and KENS). The primary broadcast towers associated with the Company's other television stations are wholly-owned by the Company.

     The Company leases a facility in Washington, D.C. that is used by its television and newspaper operations for the gathering and distribution of news from the Nation's capital. This facility includes a broadcast studio as well as general office space.

     The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas where eight high-speed offset presses are housed to print The Dallas Morning News and the Denton Record-Chronicle. Certain other operations of The Dallas Morning News are housed in a Company-owned, four-story building in downtown Dallas. The non-production operations of the Denton Record-Chronicle are housed in a Company-owned, two-story building in Denton, Texas.

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

     All of the foregoing operations have additional leasehold and other interests that are used in their respective activities and are not materially important physical properties. The Company believes its properties are in satisfactory condition and are well maintained and that such properties are adequate for present operations.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the heading "Market Data," "Equity Compensation Plan Information," "Note 8: Long-Term Incentive Plan" and "Note 10:
Common and Preferred Stock" contained in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the heading "Selected Financial Data" contained in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information set forth under the heading "Market Risks" contained in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," together with the "Report of Independent Auditors" contained in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Proposal: Election of Directors," "Executive Officers," and "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 2003, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation - Summary Compensation Table, - Options/SAR Grants in 2002, - Aggregated Option/SAR Exercises in 2002 and 2002 Year-End Option/SAR Values, and - Retirement Benefits" and "Corporate Governance - Compensation of Directors" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 2003, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Stock Ownership" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 2003, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Executive Compensation - Certain Relationships" contained in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 2003, is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements referenced in Item 8 are incorporated herein by reference to the 2002 Annual Report to Shareholders, a portion of which is filed as Exhibit 13 to this Form 10-K.

     (2) The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Notes to Consolidated Financial Statements, which are incorporated herein by reference to the 2002 Annual Report to Shareholders.

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

         3.5 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999
                  Form 10-K)

         3.6 * Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the "2nd Quarter 1998 Form 10-Q"))

         3.7 * Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000
                  (Exhibit 99.2 to Belo's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

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

         3.11 Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.11 above

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

                      *    (b) First Amendment to the Belo Savings Plan
                               effective December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

                      *    (c) Second Amendment to Belo Savings Plan
                               effective as of January 1, 2002 (Exhibit 4.16(c) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

                      *    (d) Third Amendment to Belo Savings Plan
                               effective as of May 7, 2002 (Exhibit 4.16(d) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

                      *    (e) Fourth Amendment to Belo Savings Plan
                               effective as of August 23, 2002 (Exhibit
                               10.2(1)(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "3rd Quarter 2002 Form 10-Q"))

                      *    (f) Fifth Amendment to Belo Savings Plan
                               effective as of September 27, 2002 (Exhibit
                               10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

                           (g) Sixth Amendment to the Belo Savings Plan
                               effective as of January 1, 2002

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

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
                 ~(6) * Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company's Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                           (a) First Amendment to Belo 2000 Executive
                               Compensation Plan effective as of December 31,
                               2000

                           (b) Second Amendment to Belo 2000 Executive
                               Compensation Plan dated December 5, 2002

                 ~(7) * Retirement Agreement between the Company and Michael J. McCarthy, dated March 15, 2002 (Exhibit 10.2(8) to Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

         12    Ratio of Earnings to Fixed Charges

         13 Portions of the 2002 Annual Report to Shareholders (Items 5, 6, 7, 7A and 8)

         21    Subsidiaries of the Company

         23    Consent of Ernst & Young LLP

         24    Power of Attorney (set forth on the signature page(s) hereof)

         99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K.

         During the last quarter covered by this report, there were no reports on 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BELO CORP.

                                        By:/s/ Robert W. Decherd
                                           ------------------------------------
                                             Robert W. Decherd
                                             Chairman of the Board, President
                                                & Chief Executive Officer

                                        Dated: March 12, 2003


                                POWER OF ATTORNEY

     The undersigned hereby constitute and appoint Robert W. Decherd, Dunia A. Shive and Guy H. Kerr, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----
/s/ Robert W. Decherd                             Chairman of the Board, President         March 12, 2003
------------------------------------              & Chief Executive Officer
Robert W. Decherd

/s/ John W. Bassett, Jr.                          Director                                 March 12, 2003
------------------------------------
John W. Bassett, Jr.

/s/ Henry P. Becton, Jr.                          Director                                 March 12, 2003
------------------------------------
Henry P. Becton, Jr.

/s/ Louis E. Caldera                              Director                                 March 12, 2003
------------------------------------
Louis E. Caldera

/s/ Judith L. Craven, M.D., M.P.H.                Director                                 March 12, 2003
------------------------------------
Judith L. Craven, M.D., M.P.H.

/s/ Roger A. Enrico                               Director                                 March 12, 2003
------------------------------------
Roger A. Enrico

/s/ Stephen Hamblett                              Director                                 March 12, 2003
------------------------------------
Stephen Hamblett

/s/ Dealey D. Herndon                             Director                                 March 12, 2003
------------------------------------
Dealey D. Herndon

              SIGNATURE                                       TITLE                              DATE
              ---------                                       -----                              ----
/s/ Laurence E. Hirsch                            Director                                 March 12, 2003
------------------------------------
Laurence E. Hirsch

/s/ Arturo Madrid, Ph.D.                          Director                                 March 12, 2003
------------------------------------
Arturo Madrid, Ph.D.

/s/ William T. Solomon                            Director                                 March 12, 2003
------------------------------------
William T. Solomon

/s/ Lloyd D. Ward                                 Director                                 March 12, 2003
------------------------------------
Lloyd D. Ward

/s/ J. McDonald Williams                          Director                                 March 12, 2003
------------------------------------
J. McDonald Williams

/s/ Dunia A. Shive                                Executive Vice President/                March 12, 2003
------------------------------------              Chief Financial Officer
Dunia A. Shive                                    (Principal Financial Officer and
                                                  Principal Accounting Officer)

                                 CERTIFICATIONS


I, Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo Corp., certify that:

1.   I have reviewed this annual report on Form 10-K of Belo Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 12, 2003                 By:  /s/ Robert W. Decherd
                                          -------------------------------------
                                          Robert W. Decherd
                                          Chairman of the Board,
                                          President and Chief Executive Officer

I, Dunia A. Shive, Executive Vice President/Chief Financial Officer of Belo Corp., certify that:

1.   I have reviewed this annual report on Form 10-K of Belo Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 12, 2003                       By:   /s/ Dunia A. Shive
                                                 ------------------------------
                                                 Dunia A. Shive
                                                 Executive Vice President/
                                                 Chief Financial Officer

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

         3.7 * Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000
                  (Exhibit 99.2 to Belo's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

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

         3.11     Amendment No. 1 to Amended and Restated Bylaws of the
                  Company, effective February 7, 2003

         4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.11 above

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

                      *    (e) Fourth Amendment to Belo Savings Plan
                               effective as of August 23, 2002 (Exhibit
                               10.2(1)(e) to the Company's Quarterly Report on
                               Form 10-Q for the quarterly period ended
                               September 30, 2002 (the "3rd Quarter 2002 Form
                               10-Q"))

                      *    (f) Fifth Amendment to Belo Savings Plan
                               effective as of September 27, 2002 (Exhibit
                               10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

                           (g) Sixth Amendment to the Belo Savings Plan
                               effective as of January 1, 2002

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
                               Form 10-Q)

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
                 ~(6) *    Belo 2000 Executive Compensation Plan (Exhibit 4.15
                           to the Company's Registration Statement on Form S-8
                           (No. 333-43056) filed with the Securities and
                           Exchange Commission on August 4, 2000)

                           (a) First Amendment to Belo 2000 Executive
                               Compensation Plan effective as of December 31,
                               2000

                           (b) Second Amendment to Belo 2000 Executive
                               Compensation Plan dated December 5, 2002

                 ~(7) *    Retirement Agreement between the Company and
                           Michael J. McCarthy, dated March 15, 2002 (Exhibit
                           10.2(8) to Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

         12    Ratio of Earnings to Fixed Charges

         13    Portions of the 2002 Annual Report to Shareholders (Items 5, 6,
               7, 7A and 8)

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