Form 10-Q
period 2003-03-31
BELO CORP
filed 2003-05-12
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003

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

                                    YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                               OUTSTANDING AT APRIL 30, 2003
     -----------------------------                 -----------------------------
     Common Stock, $1.67 par value                          113,059,914*

* Consisting of 96,418,523 shares of Series A Common Stock and 16,641,391 shares of Series B Common Stock.

================================================================================

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................................       1

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations...............................       6

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................      11

Item 4.     Controls and Procedures........................................................      11

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................      11

Item 2.     Changes in Securities and Use of Proceeds......................................      11

Item 3.     Defaults Upon Senior Securities................................................      11

Item 4.     Submission of Matters to a Vote of Security Holders............................      11

Item 5.     Other Information..............................................................      11

Item 6.     Exhibits and Reports on Form 8-K...............................................      11

            Signatures.....................................................................      16

            Certifications.................................................................      17

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                                             Three months ended March 31,
-------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts (unaudited)                         2003                       2002
-------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES                                                 $    322,369                $  319,857

OPERATING COSTS AND EXPENSES
    Salaries, wages and employee benefits                                   128,337                   123,105
    Other production, distribution and operating costs                       90,052                    88,919
    Newsprint, ink and other supplies                                        27,047                    28,869
    Depreciation                                                             23,187                    24,319
    Amortization                                                              2,087                     1,642
                                                                       ------------                ----------

         Total operating costs and expenses                                 270,710                   266,854
                                                                       ------------                ----------

              Earnings from operations                                       51,659                    53,003

OTHER INCOME AND EXPENSE
    Interest expense                                                        (23,800)                  (28,293)
    Other income (expense), net                                              (2,452)                    2,202
                                                                       ------------                ----------

         Total other income and expense                                     (26,252)                  (26,091)

EARNINGS
    Earnings before income taxes                                             25,407                    26,912
    Income taxes                                                              9,785                    10,148
                                                                       ------------                ----------

         Net earnings                                                  $     15,622                $   16,764
                                                                       ============                ==========

NET EARNINGS PER SHARE
    Basic                                                              $        .14                $      .15
    Diluted                                                            $        .14                $      .15

AVERAGE SHARES OUTSTANDING
    Basic                                                                   112,829                   110,805
    Diluted                                                                 114,175                   112,297

CASH DIVIDENDS DECLARED PER SHARE                                      $       .075                $     .075

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

--------------------------------------------------------------------------------------------------------------
In thousands, except share and per share amounts                          March 31,               December 31,
(Current year unaudited)                                                    2003                     2002
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                               $      35,324             $      34,695
     Accounts receivable, net                                                207,791                   235,710
     Other current assets                                                     49,920                    50,046
                                                                       -------------             -------------
         Total current assets                                                293,035                   320,451

Property, plant and equipment, net                                           552,240                   565,114
Intangible assets, net                                                     1,369,529                 1,371,231
Goodwill, net                                                              1,255,262                 1,255,262
Other assets                                                                 102,905                   102,520
                                                                       -------------             -------------

         Total assets                                                  $   3,572,971             $   3,614,578
                                                                       =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $      48,479             $      66,173
     Accrued expenses                                                         82,737                   100,417
     Other current liabilities                                                59,708                    49,576
                                                                       -------------             -------------
         Total current liabilities                                           190,924                   216,166

Long-term debt                                                             1,412,725                 1,441,200
Deferred income taxes                                                        413,618                   407,734
Other liabilities                                                            131,774                   136,248

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         5,000,000 shares; none issued.
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares
         Series A:  Issued 96,281,805 shares at March 31, 2003
          and 96,076,672 shares at December 31, 2002                         160,791                   160,448
         Series B:  Issued 16,654,727 shares at March 31, 2003
          and 16,681,619 shares at December 31, 2002                          27,813                    27,858
     Additional paid-in capital                                              880,248                   877,007
     Retained earnings                                                       403,640                   396,479
     Accumulated other comprehensive income                                  (48,562)                  (48,562)
                                                                       -------------             -------------

         Total shareholders' equity                                        1,423,930                 1,413,230
                                                                       -------------             -------------

              Total liabilities and shareholders' equity               $   3,572,971             $   3,614,578
                                                                       =============             =============

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                              Three months ended March 31,
--------------------------------------------------------------------------------------------------------------
In thousands (unaudited)                                                   2003                      2002
--------------------------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                                      $      15,622             $      16,764
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Net gain on sale of investments                                    ---                    (1,841)
              Depreciation and amortization                                   25,274                    25,961
              Deferred income taxes                                            3,379                        78
              Pension contribution                                            (8,000)                      ---
              Non-cash expenses                                                6,814                     3,478
              Equity loss from partnerships                                    2,941                       454
              Other, net                                                      (1,547)                    1,621
              Net change in current assets and liabilities:
                  Accounts receivable                                         27,545                    26,962
                  Other current assets                                           350                    13,095
                  Accounts payable                                           (17,694)                  (13,772)
                  Accrued expenses                                           (18,935)                    2,750
                  Other current liabilities                                   13,988                    13,893
                                                                       -------------             -------------

         Net cash provided by operations                                      49,737                    89,443

INVESTMENTS
     Capital expenditures                                                    (10,692)                   (6,958)
     Acquisitions                                                                ---                   (18,000)
     Proceeds from sale of investments                                           ---                    27,000
     Other investments                                                        (2,837)                   (9,487)
     Other, net                                                                  822                      (483)
                                                                       -------------             -------------

         Net cash used for investments                                       (12,707)                   (7,928)

FINANCING
     Borrowings of debt                                                      191,025                   200,575
     Repayments of debt                                                     (219,500)                 (294,375)
     Payment of dividends on stock                                            (8,461)                   (8,285)
     Net proceeds from exercise of stock options                                 981                    13,983
     Other                                                                      (446)                    2,990
                                                                       -------------             -------------

         Net cash used for financing                                         (36,401)                  (85,112)

Net increase (decrease) in cash and temporary cash investments                   629                    (3,597)

Cash and temporary cash investments at beginning of period                    34,695                    35,913
                                                                       -------------             -------------

Cash and temporary cash investments at end of period                   $      35,324             $      32,316
                                                                       =============             =============

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                         $      12,212             $      12,375
     Income taxes paid, net of refunds                                 $       8,033             $      (1,418)

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)

(1) The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the "Company" or "Belo") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Certain amounts for the prior period have been reclassified to conform to the current year presentation.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

                                                                       2003               2002
------------------------------------------------------------------------------------------------
Weighted average shares for basic earnings per share                 112,829            110,805
Effect of employee stock options                                       1,346              1,492
                                                                     -------            -------
Weighted average shares for diluted earnings per share               114,175            112,297

(3) The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo's policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. The Company plans to begin recording compensation expense for stock options once accounting standard-setting bodies have issued final accounting standards.

         The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2003 and 2002:

                                                                     2003                2002
-------------------------------------------------------------------------------------------------
Net earnings, as reported                                         $  15,622           $  16,764
Less: Stock-based compensation expense determined
  under fair value-based method, net of tax                           3,027               3,413
                                                                  ---------           ---------
Net earnings, pro forma                                           $  12,595           $  13,351
                                                                  =========           =========

Per share amounts:
Basic net earnings per share, as reported                         $     .14           $     .15
                                                                  =========           =========

Basic net earnings per share, pro forma                           $     .11           $     .12
                                                                  =========           =========

Diluted net earnings per share, as reported                       $     .14           $     .15
                                                                  =========           =========

Diluted net earnings per share, pro forma                         $     .11           $     .12
                                                                  =========           =========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4) Net operating revenues, operating costs and expenses and earnings from operations by industry segment are shown below.

                               Three months ended March 31, 2003
                       ----------------------------------------------
                              Net         Operating       Earnings
                          Operating       Costs and         from
                          Revenues         Expenses      Operations
                       --------------    ------------   -------------
Television Group       $      141,560    $    103,164   $      38,396
Newspaper Group               171,310         142,636          28,674
Interactive Media               5,192           8,312          (3,120)
Other                           4,307           5,193            (886)
Corporate                         ---          11,405         (11,405)
                       --------------    ------------   -------------
       Total           $      322,369    $    270,710   $      51,659
                       ==============    ============   =============

                               Three months ended March 31, 2002
                       ----------------------------------------------
                             Net          Operating        Earnings
                          Operating       Costs and         from
                          Revenues         Expenses      Operations
                       --------------    ------------   -------------
Television Group       $      140,611    $    100,733   $      39,878
Newspaper Group               171,459         141,867          29,592
Interactive Media               3,994           7,802          (3,808)
Other                           3,793           5,034          (1,241)
Corporate                         ---          11,418         (11,418)
                       --------------    ------------   -------------
       Total           $      319,857    $    266,854   $      53,003
                       ==============    ============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is an owner and operator of 19 television stations and publisher of four daily newspapers. The following table sets forth the Company's major media assets by segment as of March 31, 2003:

Television Group

-------------------------------------------------------------------------------------------------------------------------
                                                                   Network
          Market              Market Rank (a)      Station     Affiliation(b)        Status              Acquired
-------------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth                     7              WFAA            ABC              Owned             March 1950
Houston                              11              KHOU            CBS              Owned            February 1984
Seattle/Tacoma                       12              KING            NBC              Owned            February 1997
Seattle/Tacoma                       12              KONG            IND              Owned             March 2000
Phoenix                              16              KTVK            IND              Owned            November 1999
Phoenix                              16              KASW            WB               Owned             March 2000
St. Louis                            22              KMOV            CBS              Owned              June 1997
Portland                             23              KGW             NBC              Owned            February 1997
Charlotte                            28              WCNC            NBC              Owned            February 1997
San Antonio                          37              KENS            CBS              Owned            October 1997
San Antonio                          37              KBEJ            UPN               LMA                  (c)
Hampton/Norfolk                      41              WVEC            ABC              Owned            February 1984
New Orleans                          42              WWL             CBS              Owned              June 1994
Louisville                           50              WHAS            ABC              Owned            February 1997
Austin                               54              KVUE            ABC              Owned              June 1999
Tucson                               74              KMSB            FOX              Owned            February 1997
Tucson                               74              KTTU            UPN              Owned            March 2002(d)
Spokane                              79              KREM            CBS              Owned            February 1997
Spokane                              79              KSKN            WB               Owned            October 2001
Boise(e)                            124              KTVB            NBC              Owned            February 1997

Newspaper Group

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Daily           Sunday
                Newspaper                           Location               Acquired      Circulation(g)   Circulation(g)
-------------------------------------------------------------------------------------------------------------------------
The Dallas Morning News ("DMN")                    Dallas, TX                (f)             533,567         786,594
The Providence Journal ("PJ")                    Providence, RI         February 1997        165,628         233,591
The Press-Enterprise ("PE")                      Riverside, CA            July 1997          188,091         190,773
Denton Record-Chronicle                            Denton, TX             June 1999           13,737          17,310

Interactive Media

Belo Interactive, Inc.                 Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services.(h)

Other

NorthWest Cable News ("NWCN")          Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News ("TXCN")              Cable news channel distributed to over 1.5 million homes in Texas.

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

(e) The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(f)  The first issue of DMN was published by Belo on October 1, 1885.

(g) Average paid circulation data is for the six months ended March 31, 2003, according to the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2002.

(h) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Total net operating revenue increased $2,512, or approximately 1 percent, from $319,857 in the first quarter of 2002 to $322,369 in the first quarter of 2003. Revenue increases of $1,198 in Interactive Media, $949 in the Television Group and $514 in Other were slightly offset by a $149 decrease in the Newspaper Group.

Salaries, wages and employee benefits expense increased $5,232, or 4.3 percent, in the first quarter of 2003 as compared to the prior year period primarily due to increases of $2,305 in pension expense and $1,048 in medical insurance expense.

Other production, distribution and operating costs increased $1,133, or 1.3 percent, in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to increases in outside solicitation ($596), distribution ($582) and professional and industry development ($495) expenses, partially offset by decreases in advertising and promotion ($637) costs.

Newsprint, ink and other supplies decreased $1,822, or 6.3 percent, in the first quarter of 2003 as compared to the year earlier period. The average cost per metric ton of newsprint decreased approximately 5 percent in the first quarter of 2003 when compared to the first quarter of 2002. Newsprint consumption increased less than 1 percent in the first quarter of 2003 as compared to the same period of 2002.

Depreciation expense decreased $1,132, from $24,319 in the first quarter of 2002 to $23,187 in the first quarter of 2003.

Amortization expense increased from $1,642 in the first quarter of 2002 to $2,087 in first quarter of 2003 due to the acquisition of KTTU-TV in March 2002.

Interest expense for the first quarter of 2003 of $23,800 was 15.9 percent lower than the first quarter of 2002 expense of $28,293, due to lower average debt levels and lower weighted average interest rates.

Other income (expense), net decreased from income of $2,202 in the first quarter of 2002 to expense of $2,452 in the first quarter of 2003 due primarily to a loss of $2,700 from Belo's equity ownership in partnerships with Time Warner Cable in the first quarter of 2003 compared with a loss of $190 in the first quarter of 2002. The Charlotte and Houston cable news channels commenced operations in June 2002 and December 2002, respectively. In addition, the Company recorded a gain of $2,375 on the sale of Belo's interest in the Dallas Mavericks and the American Airlines Center in the first quarter of 2002.

The effective tax rate for the first quarter of 2003 was 38.5 percent compared with 37.7 percent for the first quarter of 2002.

As a result of the factors discussed above, net earnings for the first quarter of 2003 were $15,622 (14 cents per share) as compared to $16,764 (15 cents per share) for the first quarter of 2002.

Segment Results of Operations

                                               Three months ended March 31, 2003
                        ---------------------------------------------------------------------------------
                             Net            Operating       Earnings       Depreciation
                          Operating        Costs and         from              and
                           Revenues         Expenses     Operations(a)     Amortization         EBITDA(a)
                        -------------     ------------   -------------    ---------------       ---------
Television Group        $     141,560     $    103,164   $      38,396    $        10,813       $  49,209
Newspaper Group               171,310          142,636          28,674             11,877          40,551
Interactive Media               5,192            8,312          (3,120)               876          (2,244)
Other                           4,307            5,193            (886)               609            (277)
Corporate                         ---           11,405         (11,405)             1,099         (10,306)
                        -------------     ------------   -------------   ----------------       ---------
       Total            $     322,369     $    270,710   $      51,659    $        25,274       $  76,933
                        =============     ============   =============    ===============       =========

                                               Three months ended March 31, 2002
                        ---------------------------------------------------------------------------------
                             Net            Operating       Earnings       Depreciation
                        Net Operating      Costs and         from              and
                          Revenues          Expenses     Operations(a)     Amortization         EBITDA(a)
                        -------------     ------------   -------------    ---------------       ---------
Television Group        $     140,611     $    100,733   $      39,878    $        11,743       $  51,621
Newspaper Group               171,459          141,867          29,592             11,883          41,475
Interactive Media               3,994            7,802          (3,808)               859          (2,949)
Other                           3,793            5,034          (1,241)               572            (669)
Corporate                         ---           11,418         (11,418)               904         (10,514)
                        -------------     ------------   -------------    ---------------       ---------
       Total            $     319,857     $    266,854   $      53,003    $        25,961       $  78,964
                        =============     ============   =============    ===============       =========

(a) All references in this Form 10-Q to EBITDA and to its component, operating costs and expenses before depreciation and amortization, are references to non-GAAP financial measures. EBITDA is defined as net earnings before interest, income taxes, depreciation, amortization and other income (expense), net. From the Company's Consolidated Statements of Earnings, EBITDA can be computed as earnings from operations plus depreciation and amortization as shown in the table above, and also can be computed as net operating revenues less operating costs and expenses before depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company's results from operations before interest, income taxes, depreciation, amortization and other income (expense), net. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance and estimate the fair value of a company. A reconciliation of EBITDA to earnings from operations, including information on depreciation and amortization, is set forth above.

Television Group

Television Group revenues were $141,560 for the first quarter of 2003, an increase of $949, or 0.7 percent, over first quarter 2002 revenue of $140,611. Local spot revenues increased by $2,624, or 3.3 percent, and national spot revenues increased by $1,921, or 4.2 percent, in the first quarter of 2003 as compared to the prior year period. Local spot revenue increases in the Dallas/Fort Worth, St. Louis and Portland markets were partially offset by a decrease in the Seattle market. National spot revenue increases in Phoenix and Dallas/Fort Worth were partially offset by a decrease in the Portland market. Political advertising revenues were $381 in the first three months of 2003 compared with $4,194 in the same period of 2002. The first quarter of 2002 also included approximately $9,000 of advertising revenues generated by the Company's NBC affiliates from the broadcast of the Winter Olympics.

Television Group operating costs and expenses before depreciation and amortization were 3.8 percent higher in the first quarter of 2003 when compared to the first quarter of 2002 primarily due to an increase in salaries, wages and employee benefits expense resulting from increases in pension expense and medical insurance expense. EBITDA for the Television Group decreased 4.7 percent in the first quarter of 2003 as compared to the prior year period. Total operating costs and expenses were 2.4 higher for the Television Group in the first quarter of 2003 than in the year earlier period and earnings from operations decreased 3.7 percent.

Newspaper Group

Newspaper Group total revenues and advertising revenues were flat in the first quarter of 2003 when compared with the first quarter of 2002. General, classified and retail advertising revenue declined 5.1 percent, 3.5 percent and
0.5 percent, respectively, in the first quarter of 2003 as compared to the same period of 2002. All other advertising revenue increased 8.1 percent in the first quarter of 2003 primarily due to an increase in revenue from preprints and Total Market Coverage ("TMC").

At DMN, total revenue decreased 1.5 percent with a decrease of 1.6 percent in advertising revenue in the first three months of 2003 when compared to the same period of 2002. Classified advertising revenue declined 4.8 percent, primarily due to a 24.6 percent decline in classified employment revenues. Excluding classified employment, advertising revenues increased 1.6 percent in the first quarter of 2003. General and retail advertising revenues decreased 8.4 percent and 0.8 percent, respectively, in the first quarter of 2003 as compared to the prior year period while other advertising revenues increased 7.6 percent.

Total revenues at PJ increased 1.9 percent in the first quarter of 2003 as compared to the prior year period, with a 3.3 percent increase in advertising revenues. Revenue increases in preprints and TMC and retail advertising were partially offset by a decline in classified employment advertising.

PE reported an increase in total revenues of 3.3 percent and an increase in advertising revenues of 2.6 percent in the first quarter of 2003 when compared to the same period of 2002. Revenue increases in general advertising, classified advertising and preprints and TMC were offset somewhat by lower retail advertising revenues.

Newspaper Group total operating costs and expenses were 0.5 percent higher in the first quarter of 2003 than in the same period of 2002 primarily due to increases in pension expense and medical insurance expense. Earnings from operations for the Newspaper Group decreased 3.1 percent. Total operating costs and expenses before depreciation and amortization increased 0.6 percent in the first quarter of 2003 and EBITDA for the Newspaper Group decreased 2.2 percent.

Interactive Media and Other Segments

The Company continues to invest in its Interactive Media and regional cable news operations. Interactive Media revenues, which are derived primarily from advertising, increased 30 percent, from $3,994 in the first quarter of 2002 to $5,192 in the first quarter of 2003. Interactive Media total operating costs and expenses increased 6.5 percent in the first quarter of 2003 as compared with the prior year period due primarily to an increase in salaries, wages and employee benefits expense. As a result, the Interactive Media EBITDA deficit improved from $2,949 in the first quarter of 2002 to $2,244 in the first quarter of 2003. The Interactive Media loss from operations improved from $3,808 in the first quarter of 2002 to $3,120 in the first quarter of 2003.

Other revenues consist primarily of Belo's regional cable news operations, NWCN and TXCN. Other revenues increased 13.6 percent, from $3,793 in the first quarter of 2002 to $4,307 in the first quarter of 2003, with revenue increases reported by both NWCN and TXCN. Total operating costs and expenses increased 3.2 percent in the first quarter of 2003 as compared to the prior year period. The EBITDA deficit improved from $669 in the first quarter of 2002 to $277 in the first quarter of 2003. The Other loss from operations improved 28.6 percent, from $1,241 in the first quarter of 2002 to $886 in the first quarter of 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. Net cash provided by operations was $49,737 in the first quarter of 2003 compared with $89,443 for the same period in 2002. Net cash provided by operations was lower in the first quarter of 2003 due to cash requirements for bonuses and income taxes and a contribution to the Company's defined benefit pension plan. The Company also used net cash provided by operations to fund capital expenditures and dividend payments. Total debt decreased $28,475 from December 31, 2002 to March 31, 2003.

At March 31, 2003, Belo had $1,100,000 in fixed-rate debt securities as follows:
$300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. The Company also has $150,000 of additional debt securities available for issuance under a shelf registration statement filed in April 1997.

At March 31, 2003, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $282,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $24,325 of short-term unsecured notes outstanding at March 31, 2003. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2003, the Company was in compliance with all debt covenant requirements.

The Company paid first quarter 2003 dividends of $8,461, or 7.5 cents per share, on Series A and Series B common stock outstanding, compared with $8,285, or 7.5 cents per share, in the first quarter of 2002.

First quarter 2003 capital expenditures of $10,692 were primarily for Television Group and Newspaper Group equipment purchases.

During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable ("Time Warner"). The Time Warner agreements call for the creation of 24-hour cable news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. As of December 31, 2002, investments totaling $26,950 had been made related to the Time Warner partnerships, the majority of which will be used to fund capital expenditures and operating costs. No additional investments in the partnerships were made in the first quarter of 2003. The on-air dates of the news channels in Charlotte, Houston and San Antonio were June 14, 2002, December 12, 2002 and April 7, 2003, respectively.

In the first quarter of 2003, the Company made an $8,000 contribution to its defined benefit pension plan. This contribution satisfies the Company's required minimum contribution for ERISA funding purposes which was to be made by September 2004. The Company expects to make additional voluntary contributions to the plan during 2003 of up to $12,000.

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

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K and in the Company's periodic press releases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in Belo's report of Form 10-K for the fiscal year ended December 31, 2002.

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

     3.11 * Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company's Annual Report on Form 10-K dated March 12, 2003 (the "2002 Form 10-K"))

     4.1 Certain rights of the holders of the Company's Common Stock are set forth in Exhibits 3.1-3.11 above

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

     EXHIBIT
     NUMBER   DESCRIPTION

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

                    *   (g) Sixth Amendment to the Belo Savings Plan
                            effective as of January 1, 2002 (Exhibit 10.2(1)(g) to the 2002 Form 10-K)

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

                    *   (a) First Amendment to Belo 2000 Executive Compensation
                            Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

                    *   (b) Second Amendment to Belo 2000 Executive Compensation
                            Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

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

                                          BELO CORP.

May 12, 2003                              By: /s/ Dunia A. Shive
                                              ---------------------------------
                                              Dunia A. Shive
                                              Executive Vice President/
                                              Chief Financial Officer
                                              (Authorized Officer and Principal
                                              Financial and Accounting Officer)

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

Date:  May 12, 2003                    By: /s/ Robert W. Decherd
                                           ---------------------------
                                           Robert W. Decherd
                                           Chairman of the Board,
                                           President and Chief Executive Officer

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

Date:  May 12, 2003                       By: /s/ Dunia A. Shive
                                              ----------------------------------
                                              Dunia A. Shive
                                              Executive Vice President/
                                              Chief Financial Officer

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

     3.11     *   Amendment No. 1 to Amended and Restated Bylaws of the Company,
                  effective February 7, 2003 (Exhibit 3.11 to the Company's
                  Annual Report on Form 10-K dated March 12, 2003 (the "2002
                  Form 10-K"))

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

     EXHIBIT
     NUMBER    DESCRIPTION

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

               (5)  *   (a) $200 million 7-1/4% Senior Debenture due 2027
                            (Exhibit 4.6(6)(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "3rd Quarter 1997 Form 10-Q")) * (b)$50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

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

         EXHIBIT
         NUMBER   DESCRIPTION

                    *   (b) First Amendment to the Belo Savings Plan effective
                            December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

                    *   (c) Second Amendment to Belo Savings Plan effective as
                            of January 1, 2002 (Exhibit 4.16(c) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002 )

                    *   (d) Third Amendment to Belo Savings Plan effective as of
                            May 7, 2002 (Exhibit 4.16(d) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

                    *   (e) Fourth Amendment to Belo Savings Plan effective as
                            of August 23, 2002 (Exhibit 10.2(1)(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "3rd Quarter 2002 Form 10-Q"))

                    *   (f) Fifth Amendment to Belo Savings Plan effective as of
                            September 27, 2002 (Exhibit 10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

                    *   (g) Sixth Amendment to the Belo Savings Plan effective
                            as of January 1, 2002 (Exhibit 10.2(1)(g) to the 2002 Form 10-K)

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

        EXHIBIT
        NUMBER    DESCRIPTION

               ~(6) * Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company's Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

                    *   (a) First Amendment to Belo 2000 Executive Compensation
                            Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

                    *   (b) Second Amendment to Belo 2000 Executive Compensation
                            Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

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