Form 10-Q
period 2003-06-30
BELO CORP
filed 2003-08-11
CIK 356080

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

                                    YES  X       NO
                                       -----        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES  X       NO
                                       -----        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT JULY 31, 2003
            -----                                  ----------------------------

Common Stock, $1.67 par value                              113,587,792*


* Consisting of 96,992,037 shares of Series A Common Stock and 16,595,755 shares of Series B Common Stock.

                                   BELO CORP.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................................       1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...............................       6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................      12

Item 4.           Controls and Procedures........................................................      12


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................      13

Item 2.           Changes in Securities and Use of Proceeds......................................      13

Item 3.           Defaults Upon Senior Securities................................................      13

Item 4.           Submission of Matters to a Vote of Security Holders............................      13

Item 5.           Other Information..............................................................      13

Item 6.           Exhibits and Reports on Form 8-K...............................................      14

                  Signatures.....................................................................      18


                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Belo Corp. and Subsidiaries

                                                                 Three months ended                 Six months ended
                                                                       June 30,                          June 30,
                                                              --------------------------        --------------------------
In thousands, except per share amounts (unaudited)              2003             2002             2003             2002
--------------------------------------------------              ----             ----             ----             ----

NET OPERATING REVENUES                                        $ 369,494        $ 366,293        $ 691,895        $ 686,163

OPERATING COSTS AND EXPENSES

     Salaries, wages and employee benefits                      126,009          124,917          254,398          248,058
     Other production, distribution and operating costs          95,472           94,785          183,780          182,076
     Newsprint, ink and other supplies                           32,928           29,925           61,669           60,387
     Depreciation                                                22,616           24,450           45,803           48,769
     Amortization                                                 2,119            2,484            4,206            4,126
                                                              ---------        ---------        ---------        ---------
         Total operating costs and expenses                     279,144          276,561          549,856          543,416
                                                              ---------        ---------        ---------        ---------

              Earnings from operations                           90,350           89,732          142,039          142,747

OTHER INCOME AND EXPENSE

     Interest expense                                           (23,589)         (27,121)         (47,383)         (55,408)
     Other income (expense), net                                 (2,442)           4,238           (4,930)           6,422
                                                              ---------        ---------        ---------        ---------
         Total other income and expense                         (26,031)         (22,883)         (52,313)         (48,986)

EARNINGS

     Earnings before income taxes                                64,319           66,849           89,726           93,761
     Income taxes                                                24,958           26,332           34,743           36,480
                                                              ---------        ---------        ---------        ---------
         Net earnings                                         $  39,361        $  40,517        $  54,983        $  57,281
                                                              =========        =========        =========        =========


NET EARNINGS PER SHARE

     Basic                                                    $     .35        $     .36        $     .49        $     .51
     Diluted                                                  $     .34        $     .36        $     .48        $     .51

AVERAGE SHARES OUTSTANDING

     Basic                                                      113,163          111,849          112,997          111,330
     Diluted                                                    114,683          114,032          114,430          113,167

CASH DIVIDENDS DECLARED PER SHARE                             $    .075        $    .075        $     .15        $     .15


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except share and per share amounts                     June 30,          December 31,
(Current year unaudited)                                               2003                2002
------------------------                                               ----                ----
ASSETS
Current assets:
     Cash and temporary cash investments                            $    37,026        $    34,699
     Accounts receivable, net                                           227,407            235,235
     Other current assets                                                56,483             49,875
                                                                    -----------        -----------
         Total current assets                                           320,916            319,809

Property, plant and equipment, net                                      543,820            565,114
Intangible assets, net                                                1,367,410          1,371,231
Goodwill, net                                                         1,255,262          1,255,262
Other assets                                                            100,346            102,639
                                                                    -----------        -----------

         Total assets                                               $ 3,587,754        $ 3,614,055
                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $    48,997        $    66,247
     Accrued expenses                                                    92,223             99,396
     Other current liabilities                                           59,227             49,999
                                                                    -----------        -----------
         Total current liabilities                                      200,447            215,642

Long-term debt                                                        1,390,850          1,441,200
Deferred income taxes                                                   417,346            407,734
Other liabilities                                                       112,997            136,249

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
       5,000,000 shares; none issued
     Common stock, $1.67 par value.  Authorized
         450,000,000 shares:
         Series A:  Issued 96,940,982 shares at June 30, 2003
          and 96,076,672 shares at December 31, 2002                    161,891            160,448
         Series B:  Issued 16,586,234 shares at June 30, 2003
          and 16,681,619 shares at December 31, 2002                     27,699             27,858
     Additional paid-in capital                                         890,570            877,007
     Retained earnings                                                  434,516            396,479
     Accumulated other comprehensive income                             (48,562)           (48,562)
                                                                    -----------        -----------
          Total shareholders' equity                                  1,466,114          1,413,230
                                                                    -----------        -----------
              Total liabilities and shareholders' equity            $ 3,587,754        $ 3,614,055
                                                                    ===========        ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

                                                                      Six months ended June 30,
                                                                     --------------------------
In thousands (unaudited)                                                2003             2002
------------------------                                                ----             ----
OPERATIONS
     Net earnings                                                    $  54,983        $  57,281
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                             50,009           52,895
              Deferred income taxes                                      4,930            5,842
              Pension contribution                                     (14,000)            --
              Non-cash expenses                                         12,565            6,000
              Net gain on sale of investments                             --             (1,841)
              Equity loss from partnerships                              5,564            1,381
              Other, net                                                (1,772)            (624)
              Net change in current assets and liabilities:
                  Accounts receivable                                    7,543            3,151
                  Other current assets                                  (6,274)           1,883
                  Accounts payable                                     (17,250)          (5,539)
                  Accrued expenses                                     (20,456)           9,408
                  Other current liabilities                             15,071           21,080
                                                                     ---------        ---------

         Net cash provided by operations                                90,913          150,917

INVESTMENTS

     Capital expenditures                                              (24,699)         (16,885)
     Acquisitions                                                         --            (18,000)
     Proceeds from sale of investments                                    --             27,000
     Other investments                                                  (6,308)          (8,909)
     Other, net                                                            808             (220)
                                                                     ---------        ---------

         Net cash used for investments                                 (30,199)         (17,014)

FINANCING
     Borrowings of debt                                                390,000          611,700
     Repayments of debt                                               (440,350)        (757,250)
     Payment of dividends on stock                                     (16,946)         (16,674)
     Net proceeds from exercise of stock options                         9,388           23,700
     Other                                                                (479)           2,856
                                                                     ---------        ---------
         Net cash used for financing                                   (58,387)        (135,668)

Net increase (decrease) in cash and temporary cash investments           2,327           (1,765)

Cash and temporary cash investments at beginning of period              34,699           35,919
                                                                     ---------        ---------

Cash and temporary cash investments at end of period                 $  37,026        $  34,154
                                                                     =========        =========
SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amounts capitalized                       $  47,563        $  56,262
     Income taxes paid, net of refunds                               $  19,014        $     (88)


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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

                                                    Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                   ---------------------       ---------------------
                                                    2003          2002          2003          2002
                                                    ----          ----          ----          ----
Weighted average shares for basic earnings
     per share                                     113,163       111,849       112,997       111,330
Effect of employee stock options                     1,520         2,183         1,433         1,837
                                                   -------       -------       -------       -------
Weighted average shares for diluted earnings
     per share                                     114,683       114,032       114,430       113,167
                                                   =======       =======       =======       =======


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

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2003 and 2002:

                                                       Three months ended                Six months ended
                                                            June 30,                          June 30,
                                                  ---------------------------       ---------------------------
                                                      2003             2002             2003             2002
                                                      ----             ----             ----             ----
Net earnings, as reported                         $   39,361       $   40,517       $   54,983       $   57,281
Less:  Stock-based compensation expense
      determined under fair value-based
      method, net of tax                               3,077            3,408            6,104            6,821
                                                  ----------       ----------       ----------       ----------
Net earnings, pro forma                           $   36,284       $   37,109       $   48,879       $   50,460
                                                  ==========       ==========       ==========       ==========

Per share amounts:
Basic net earnings per share, as reported         $      .35       $      .36       $      .49       $      .51
                                                  ==========       ==========       ==========       ==========

Basic net earnings per share, pro forma           $      .32       $      .34       $      .44       $      .46
                                                  ==========       ==========       ==========       ==========

Diluted net earnings per share, as reported       $      .34       $      .36       $      .48       $      .51
                                                  ==========       ==========       ==========       ==========

Diluted net earnings per share, pro forma         $      .32       $      .33       $      .43       $      .45
                                                  ==========       ==========       ==========       ==========

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4) Net operating revenues, operating costs and expenses and earnings from operations by industry segment are shown below.


                                                       Three months ended                Six months ended
                                                            June 30,                          June 30,
                                                  --------------------------        --------------------------
In thousands                                         2003             2002             2003             2002
------------                                         ----             ----             ----             ----

NET OPERATING REVENUES

     Television Group                             $ 171,881        $ 171,089        $ 313,443        $ 311,703
     Newspaper Group                                186,981          185,784          358,321          357,254
     Interactive Media                                5,977            4,848           11,169            8,842
     Other                                            4,655            4,572            8,962            8,364
                                                  ---------        ---------        ---------        ---------
         Total net operating revenues             $ 369,494        $ 366,293        $ 691,895        $ 686,163
                                                  =========        =========        =========        =========


OPERATING COSTS AND EXPENSES

     Television Group                             $ 105,288        $ 105,423        $ 208,631        $ 206,157
     Newspaper Group                                149,467          144,745          292,106          286,613
     Interactive Media                                8,332            8,288           16,644           16,089
     Other                                            5,444            5,439           10,637           10,472
     Corporate                                       10,613           12,666           21,838           24,085
                                                  ---------        ---------        ---------        ---------
         Total operating costs and expenses       $ 279,144        $ 276,561        $ 549,856        $ 543,416
                                                  =========        =========        =========        =========

EARNINGS FROM OPERATIONS

     Television Group                             $  66,593        $  65,666        $ 104,812        $ 105,546
     Newspaper Group                                 37,514           41,039           66,215           70,641
     Interactive Media                               (2,355)          (3,440)          (5,475)          (7,247)
     Other                                             (789)            (867)          (1,675)          (2,108)
     Corporate                                      (10,613)         (12,666)         (21,838)         (24,085)
                                                  ---------        ---------        ---------        ---------
         Total earnings from operations           $  90,350        $  89,732        $ 142,039        $ 142,747
                                                  =========        =========        =========        =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is an owner and operator of 19 television stations and publisher of four daily newspapers. The following table sets forth the Company's major media assets by segment as of June 30, 2003:

Television Group


                                                                   Network
  Market                   Market Rank (a)      Station         Affiliation(b)        Status                Acquired
  ------                   ---------------      -------         --------------        ------                --------
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

Newspaper Group

                                                                                            Daily              Sunday
                Newspaper                         Location             Acquired         Circulation(g)        Circulation(g)
                ---------                         --------             --------         --------------        --------------
The Dallas Morning News ("DMN")                   Dallas, TX           (f)                 533,567              786,594
The Providence Journal ("PJ")                     Providence, RI       February 1997       165,628              233,591
The Press-Enterprise ("PE")                       Riverside, CA        July 1997           188,091              190,773
Denton Record-Chronicle                           Denton, TX           June 1999            13,737               17,310

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

(a) Market rank is based on the relative size of the television market, or Designated Market Area ("DMA"), among the 210 generally recognized DMAs in the United States, based on May 2003 Nielsen estimates.

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

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended June 30, 2003 and 2002

Total net operating revenues for the second quarter of 2003 were $369,494, an increase of $3,201, or approximately 1 percent, as compared to the same period in 2002 due to increases of $1,197 in the Newspaper Group, $1,129 in Interactive Media, $792 in the Television Group and $83 in Other.

Salaries, wages and employee benefits expense increased $1,092, or less than 1 percent, for the second quarter of 2003 as compared to the prior year period primarily due to increases of $2,093 in pension expense, $1,917 in medical insurance expense and $1,775 in salary expense offset by a decrease of $4,207 in second quarter 2003 accruals for performance-based bonuses as compared to the second quarter of 2002.

Other production, distribution and operating costs increased $687, or less than 1 percent, in the second quarter of 2003 as compared to the second quarter of 2002 primarily due to an increase in advertising and promotion of $1,433, partially offset by a decrease in outside solicitation of $658.

Newsprint, ink and other supplies increased $3,003, or 10 percent, in the second quarter of 2003 as compared to the year earlier period. The average cost per metric ton of newsprint increased 8.1 percent in the second quarter of 2003 as compared to the year earlier period. Newsprint consumption was flat between the second quarter periods.

Depreciation expense decreased $1,834 in the second quarter of 2003, from $24,450 in the second quarter of 2002 to $22,616 in the second quarter of 2003.

Amortization expense decreased from $2,484 in second quarter of 2002 to $2,119 in the second quarter of 2003.

Interest expense for the second quarter of 2003 of $23,589 was 13 percent lower than second quarter 2002 expense of $27,121, due to lower average debt levels and the refinancing of $250,000 in fixed rate notes with lower rate revolving debt in June 2002.

Other income (expense), net decreased from income of $4,238 in the second quarter of 2002 to expense of $2,442 in the second quarter of 2003 primarily due to a credit of $4,787 in 2002 related to the favorable resolution of certain contingencies associated with the Company's sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas. In addition, the Company recorded a loss of $2,726 from its equity in partnerships with Time Warner Cable ("Time Warner") in the second quarter of 2003 compared with a loss of $686 in the second quarter of 2002 (the Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively.)

The effective tax rate for the second quarter of 2003 was 38.8 compared with
39.4 percent for the second quarter of 2002.

As a result of the factors discussed above, net earnings of $39,361 (34 cents per share) were reported for the three months ended June 30, 2003 as compared to $40,517 (36 cents per share) for the same period in 2002.

Six Months Ended June 30, 2003 and 2002

Total net operating revenues were $691,895 for the six months ended June 30, 2003, an increase of $5,732, or approximately 1 percent, as compared to the same period in 2002 due to increases of $2,327 in Interactive Media, $1,740 for the Television Group, $1,067 for the Newspaper Group and $598 for Other.

Salaries, wages and employee benefits expense increased $6,340, or 2.6 percent, for the six months ended June 30, 2003 as compared to the prior year period due to increases of $4,377 in pension expense, $2,870 in medical insurance expense and $2,687 in salary expense partially offset by a decrease of $6,158 in 2003 accruals for performance-based bonuses as compared to the prior year period.

Other production, distribution and operating costs increased $1,704, or less than 1 percent, in the first six months of 2003 as compared to the first six months of 2002, primarily due to an increase in advertising and promotion of $1,107, partially offset by a decrease in outside services of $678.

Newsprint, ink and other supplies increased $1,282, or 2.1 percent, in the six months ended June 30, 2003 as compared to the year earlier period. The average cost per metric ton of newsprint increased 1.4 percent in the first six months of 2003 as compared to the year earlier period. Newsprint consumption in the first six months of 2003 increased less than 1 percent as compared to the year earlier period.

Depreciation expense decreased $2,966, from $48,769 in the first six months of 2002 to $45,803 in the first six months of 2003.

Amortization expense increased from $4,126 in the six months ended June 30, 2002 to $4,206 in the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2003 was $47,383, or 14.5 percent lower than the year earlier period expense of $55,408, due to lower average debt levels and the refinancing of $250,000 in fixed rate notes with lower rate revolving debt in June 2002.

Other income (expense), net decreased from income of $6,422 for the six month period ended June 30, 2002 to expense of $4,930 in the first six months of 2003 primarily due to a loss of $5,426 from Belo's equity ownership in partnerships with Time Warner in the first six months of 2003 compared with a loss of $876 in the first six months of 2002 (the Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively), a credit of $4,787 in 2002 related to the favorable resolution of certain contingencies associated with the Company's sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas and a gain of $2,375 in the first quarter of 2002 on the sale of Belo's interest in the Dallas Mavericks and the American Airlines Center.

The effective tax rate for the six months ended June 30, 2003 was 38.7 percent compared with 38.9 percent for the six months ended June 30, 2002.

As a result of the factors discussed above, net earnings for the six months ended June 30, 2003 were $54,983 (48 cents per share) as compared to $57,281 (51 cents per share) for the six months ended June 30, 2002.

Segment Results of Operations

                                                       Three months ended                 Six months ended
                                                             June 30,                          June 30,
                                                   --------------------------        --------------------------
In thousands                                         2003              2002             2003             2002
------------                                         ----              ----             ----             ----
NET OPERATING REVENUES

     Television Group                              $ 171,881        $ 171,089        $ 313,443        $ 311,703
     Newspaper Group                                 186,981          185,784          358,321          357,254
     Interactive Media                                 5,977            4,848           11,169            8,842
     Other                                             4,655            4,572            8,962            8,364
                                                   ---------        ---------        ---------        ---------
         Total net operating revenues              $ 369,494        $ 366,293        $ 691,895        $ 686,163
                                                   =========        =========        =========        =========


OPERATING COSTS AND EXPENSES

     Television Group                              $ 105,288        $ 105,423        $ 208,631        $ 206,157
     Newspaper Group                                 149,467          144,745          292,106          286,613
     Interactive Media                                 8,332            8,288           16,644           16,089
     Other                                             5,444            5,439           10,637           10,472
     Corporate                                        10,613           12,666           21,838           24,085
                                                   ---------        ---------        ---------        ---------
         Total operating costs and expenses        $ 279,144        $ 276,561        $ 549,856        $ 543,416
                                                   =========        =========        =========        =========


EARNINGS FROM OPERATIONS

     Television Group                              $  66,593        $  65,666        $ 104,812        $ 105,546
     Newspaper Group                                  37,514           41,039           66,215           70,641
     Interactive Media                                (2,355)          (3,440)          (5,475)          (7,247)
     Other                                              (789)            (867)          (1,675)          (2,108)
     Corporate                                       (10,613)         (12,666)         (21,838)         (24,085)
                                                   ---------        ---------        ---------        ---------
         Total earnings from operations            $  90,350        $  89,732        $ 142,039        $ 142,747
                                                   =========        =========        =========        =========


DEPRECIATION AND AMORTIZATION

     Television Group                              $  10,415        $  12,138        $  21,407        $  23,881
     Newspaper Group                                  11,894           12,477           23,771           24,360
     Interactive Media                                   861              863            1,737            1,721
     Other                                               644              605            1,253            1,177
     Corporate                                           921              851            1,841            1,756
                                                   ---------        ---------        ---------        ---------
         Total depreciation and amortization       $  24,735        $  26,934        $  50,009        $  52,895
                                                   =========        =========        =========        =========


EBITDA(a)

     Television Group                              $  77,008        $  77,804        $ 126,219        $ 129,427
     Newspaper Group                                  49,408           53,516           89,986           95,001
     Interactive Media                                (1,494)          (2,577)          (3,738)          (5,526)
     Other                                              (145)            (262)            (422)            (931)
     Corporate                                        (9,692)         (11,815)         (19,997)         (22,329)
                                                   ---------        ---------        ---------        ---------
     Segment EBITDA                                  115,085          116,666          192,048          195,642
     Other Income (Expense), Net                      (2,442)           4,238           (4,930)           6,422
                                                   ---------        ---------        ---------        ---------
     Consolidated EBITDA(a)                          112,643          120,904          187,118          202,064
     Depreciation and Amortization                   (24,735)         (26,934)         (50,009)         (52,895)
     Interest Expense                                (23,589)         (27,121)         (47,383)         (55,408)
     Income Taxes                                    (24,958)         (26,332)         (34,743)         (36,480)
                                                   ---------        ---------        ---------        ---------
         Net Earnings                              $  39,361        $  40,517        $  54,983        $  57,281
                                                   =========        =========        =========        =========


(a) All references in this Form 10-Q to consolidated EBITDA and to its components, EBITDA on a segment basis and operating costs and expenses before depreciation and amortization, are references to non-GAAP financial measures. Consolidated EBITDA, which is reconciled to net earnings above, is defined as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company's results from operations before interest, income taxes, depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculation, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

Television Group revenues for the second quarter of 2003 were $171,881, an increase of $792, or 0.5 percent, from revenues of $171,089 in the second quarter of 2002. For the six-month periods, Television Group revenues increased $1,740, or 0.6 percent, from $311,703 in 2002 to $313,443 in 2003. Total spot revenues increased 0.3 percent for the second quarter of 2003 and 0.4 percent for the first six months of 2003. The largest spot revenue increases for both the three and six month periods were reported in the automotive, food products, radio and television and healthcare categories while decreases were reported in the department stores, restaurant and movies categories. For the second quarter of 2003 versus 2002, the largest spot increases were in Phoenix, Seattle and Louisville while the largest decreases were in Dallas and Houston. For the six-month period ended June 30, 2003 versus the prior year period, the largest spot increases were in Phoenix, Louisville and Charlotte while the largest decreases were in Houston, San Antonio and Dallas. Local spot revenues increased
5.2 percent and 4.3 percent for the quarter and six-month periods ended June 30, 2003, respectively, as compared to the prior year periods. National spot revenues decreased 1.9 percent in the second quarter of 2003 as compared to the second quarter of 2002 and increased 0.8 percent for the six-month period comparisons. Political advertising revenues were $1,498 in the second quarter of 2003 compared to $5,077 in the second quarter of 2002. For the six-month periods, political revenues were $1,879 in 2003 and $9,272 in 2002. Total spot revenues excluding political advertising, increased 2.6 percent for the second quarter and 3 percent for the six months ended June 30, 2003 when compared to the respective prior year periods. The first six months of 2002 also included approximately $9,000 of advertising revenues generated by the Company's NBC affiliates from the broadcast of the Winter Olympics.

Television Group operating costs and expenses before depreciation and amortization increased 1.7 percent and 2.7 percent for the second quarter and first six months of 2003, respectively, primarily due to increases in salaries, wages and employee benefits expense resulting from higher pension and medical insurance expenses. EBITDA for the Television Group decreased 1 percent for the second quarter and 2.5 percent for the six-month period ended June 30, 2003 as compared to the prior year periods. Total operating costs and expenses were flat in the second quarter of 2003 when compared to the second quarter of 2002 and increased 1.2 percent between the six-month periods. Earnings from operations increased 1.4 percent for the second quarter of 2003 and decreased 0.7 percent for the first six months of 2003.

Newspaper Group

For the Newspaper Group, total revenues and total advertising revenues increased less than 1 percent in the second quarter and first six months of 2003 when compared to the same periods of 2002. General advertising revenues increased 9.2 percent for the second quarter and 2.3 percent for the first six months in 2003 as compared to the year earlier periods. Classified and retail advertising revenues declined 5.9 percent and 2.2 percent for the quarter, respectively, and
4.7 percent and 1.8 percent for the six-month periods, respectively. All other advertising revenues increased 9.2 percent in the quarter and 10.4 percent in the six-month period, primarily due to increases in revenues from preprints and Total Market Coverage ("TMC").

DMN reported total revenue decreases of 0.8 percent and 1.2 percent for the second quarter and first six months of 2003 as compared to the prior year periods. Classified advertising revenues declined 7.7 percent in the second quarter and 6.3 percent in the first six months of 2003 as compared to the year earlier periods, primarily due to decreases in classified employment volume. Retail advertising revenues decreased 3.6 percent in the quarter and 2.9 percent in the year-to-date period primarily due to decreased volumes in the department store category. General advertising revenues increased 5.2 percent in the second quarter and decreased 1.4 percent in the year-to-date period. Other advertising revenues increased 5.2 percent and 7 percent for the quarter and six-month periods in 2003, respectively, due to increases in preprints and TMC revenues.

At PJ, total revenues increased 0.8 percent for the second quarter and 1.4 percent for first six months of 2003 when compared to the year earlier periods. For the quarter and six-month periods, increases in revenues from preprints and TMC were partially offset by decreases in classified employment advertising revenues.

Total revenues at PE increased 6.3 percent and 4.9 percent for the quarter and six-month periods ended June 30, 2003, respectively, when compared to the prior year periods. The increase for the second quarter of 2003 versus

2002 was due to increases in general and preprints and TMC. For the six-month period, increases in general and preprints and TMC revenues were partially offset by decreases in retail advertising revenue.

Newspaper Group total operating costs and expenses before depreciation and amortization increased 4 percent in the second quarter of 2003 and 2.3 percent in the first six months of 2003 when compared to the same periods of 2002, due primarily to higher pension and medical insurance expenses in the second quarter and first six months of 2003 and also due to an increase in newsprint expense in the second quarter of 2003 when compared to the second quarter of 2002. EBITDA for the Newspaper Group decreased 7.7 percent and 5.3 percent for the quarter and year-to-date periods, respectively. Total operating costs and expenses increased 3.3 percent in the second quarter and 1.9 percent in the six-month period of 2003. Earnings from operations decreased 8.6 percent and 6.3 percent for the quarter and six-month periods in 2003 compared to the prior year periods.

Interactive Media and Other Segments

The Company continues to invest in its Interactive Media and regional cable news operations. Interactive Media revenues, which are primarily derived from advertising, increased 23.3 percent, from $4,848 in the second quarter of 2002 to $5,977 in the second quarter of 2003. For the first six months of 2003, Interactive Media revenues increased 26.3 percent over the prior year period, from $8,842 in 2002 to $11,169 in 2003. Interactive Media total costs and expenses increased 0.5 percent and 3.4 percent for the quarter and six-month periods ended June 30, 2003, respectively, as compared to the prior year periods, due primarily to increases in computer expense and license fees. As a result, the Interactive Media EBITDA deficit improved from $2,577 in the second quarter of 2002 to $1,494 in the second quarter of 2003 and from $5,526 in the first six months of 2002 to $3,738 in the first six months of 2003. The Interactive Media loss from operations improved from $3,440 in the second quarter of 2002 to $2,355 in the second quarter 2003 and from $7,247 in the first six months of 2002 to $5,475 in first six months of 2003.

Other revenues consist primarily of revenues from Belo's regional cable news operations, NWCN and TXCN. Revenues from Belo's cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 1.8 percent, from $4,572 in the second quarter of 2002 to $4,655 in the second quarter of 2003, reflecting a revenue increase at TXCN and a revenue decrease at NWCN. For the six-month periods, Other revenues increased
7.1 percent, from $8,364 in 2002 to $8,962 in 2003 with revenue increases reported at both NWCN and TXCN. Total operating costs and expenses were flat in the second quarter of 2003 when compared to the second quarter of 2002 and increased 1.6 percent in the first six months of 2003 when compared to the year earlier period. The EBITDA deficit improved from $262 in the three-month period and $931 in the six-month period ended June 30, 2002 to $145 and $422, respectively, in the same periods of 2003. Loss from operations for the Other segment improved 9 percent for the second quarter periods, from $867 in 2002 to $789 in 2003, and improved 20.5 percent in the year-to-date periods, from $2,108 in 2002 to $1,675 in 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first six months of 2003, net cash provided by operations was $90,913, compared with $150,917 for the same period in 2002. Net cash provided by operations was lower in the first six months of 2003 as compared to the year earlier period primarily due to cash requirements for bonuses and income taxes and contributions to the Company's defined benefit pension plan. The Company also used net cash provided by operations to pay down debt and to fund capital expenditures and dividend payments. Total debt decreased $50,350 from December 31, 2002 to June 30, 2003.

At June 30, 2003, the Company had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. The Company also has $150,000 of additional debt securities available for future issuance under a shelf registration statement filed in April 1997.

At June 30, 2003, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $260,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $24,450 of short-term unsecured notes outstanding at

June 30, 2003. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2003, the Company was in compliance with all debt covenant requirements.

In the first six months of 2003, the Company paid dividends of $16,946, or 15 cents per share, on Series A and Series B common stock outstanding, compared with $16,674, or 15 cents per share, in the first six months of 2002. On July 25, 2003, Belo announced that its Board of Directors approved an increase in the Company's quarterly cash dividend from 7.5 cents per share to 9.5 cents per share.

Capital expenditures in the first six months of 2003 of $24,699 were primarily for Television Group and Newspaper Group equipment purchases.

During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable. The Time Warner agreements call for the creation of 24-hour cable news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. As of June 30, 2003, investments totaling $29,683 ($2,733 of which was invested in the first six months of 2003) had been made related to the Time Warner partnerships to fund capital expenditures and operating costs. The on-air dates of the news channels in Charlotte, Houston, and San Antonio were June 14, 2002, December 12, 2002, and April 7, 2003, respectively.

In the first six months of 2003, the Company made contributions to its defined benefit pension plan totaling $14,000. These contributions satisfy the Company's required minimum contribution for ERISA funding purposes, which was to be made by September 2004. The Company expects to make additional voluntary contributions to the plan in 2003 of up to $13,000, which amount has been classified as a current liability in the Company's June 30, 2003 financial statements.

Forward-Looking Statements

Statements in this report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are "forward-looking statements" as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; and general economic conditions, and significant armed conflict, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K and in the Company's periodic press releases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed, there have been no material changes in the Company's exposure to market risk from the disclosure included in Belo's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the

Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

During the period covered by this report, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo's internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on May 13, 2003. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

                                                 Withheld
     Nominee                       For           Authority
     -------                       ---           ---------
Henry P. Becton, Jr            248,541,439       2,238,490
France A. Cordova, Ph.D        248,856,918       1,923,011
Roger A. Enrico                248,679,730       2,100,199
Arturo Madrid, Ph. D           248,521,961       2,257,968
Wayne R. Sanders               248,771,043       2,008,886
William T. Solomon             248,863,570       1,916,359
Lloyd D. Ward                  248,732,664       2,047,265

In addition to those directors elected at the Annual Meeting, the following directors continue in office: Louis E. Caldera, Judith L. Craven, M.D., M.P.H, Stephen Hamblett, Dealey D. Herndon, Robert W. Decherd, Laurence E. Hirsch and
J. McDonald Williams.

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

              ~(5)    Belo Supplemental Executive Retirement Plan

                   *  (a) Belo Supplemental Executive Retirement Plan As Amended
                          and Restated Effective January 1, 2000 (Exhibit 10.2
                          (5)(a) to the 1999 Form 10-K)

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

                   *  (a) First  Amendment  to Belo 2000  Executive
                          Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

                   *  (b) Second  Amendment  to  Belo  2000  Executive
                          Compensation   Plan  dated   December  5,  2002
                          (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

      12    Ratio of Earnings to Fixed Charges

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      On April 7, 2003, Belo filed a current report on Form 8-K reporting that the Company issued a press release updating its first quarter earnings outlook.

      On April 23, 2003, Belo filed a current report on Form 8-K reporting that the Company issued a press release announcing its consolidated financial results for the quarter ended March 31, 2003 and also issued a press release announcing the Company's monthly statistical report for the month and quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BELO CORP.

August 11, 2003                            By:   /s/ Dunia A. Shive
                                               ---------------------------------
                                               Dunia A. Shive
                                               Executive Vice President/
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

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

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

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

EXHIBIT
 NUMBER     DESCRIPTION

                  *     (b) First Amendment to the Belo Savings Plan effective
                            December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

                  *     (c) Second  Amendment to Belo Savings Plan  effective as
                            of January 1, 2002 (Exhibit 4.16(c) to the Company's Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on
                            2002)

                  *     (d) Third Amendment to Belo Savings Plan
                            May 10, effective as of May 7, 2002 (Exhibit 4.16(d) to the Company's Registration Statement on Form S-8 (No.333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

                  *     (e) Fourth Amendment to Belo Savings Plan effective as
                            of August 23, 2002 (Exhibit 10.2(1)(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "3rd Quarter 2002 Form 10-Q"))

                  *     (f) Fifth Amendment to Belo Savings Plan effective as of
                            September 27, 2002 (Exhibit 10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

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

                  *     (a) First Amendment to Belo 2000 Executive Compensation
                            Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

                  *     (b) Second Amendment to Belo 2000 Executive Compensation
                            Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

12          Ratio of Earnings to Fixed Charges

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.