Form 10-Q
period 2003-09-30
BELO CORP
filed 2003-11-10
CIK 356080

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                           OUTSTANDING AT OCTOBER 31, 2003
         -----                           -------------------------------
Common Stock, $1.67 par value                    114,427,295*

* Consisting of 97,857,719 shares of Series A Common Stock and 16,569,576 shares of Series B Common Stock.

                                   BELO CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................................       1

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...............................       6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................      14

Item 4.    Controls and Procedures........................................................      14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................      15

Item 2.    Changes in Securities and Use of Proceeds......................................      15

Item 3.    Defaults Upon Senior Securities................................................      15

Item 4.    Submission of Matters to a Vote of Security Holders............................      15

Item 5.    Other Information..............................................................      15

Item 6.    Exhibits and Reports on Form 8-K...............................................      15

           Signatures.....................................................................      20

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

                                                             Three months ended            Nine months ended
                                                                September 30,                September 30,
--------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts (unaudited)           2003          2002          2003          2002
--------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES                                    $ 356,268      $347,623     $1,048,163    $1,033,786

OPERATING COSTS AND EXPENSES

     Salaries, wages and employee benefits                  128,842       127,352        383,240       375,410
     Other production, distribution and operating costs      94,335        92,882        278,115       274,958
     Newsprint, ink and other supplies                       32,554        30,033         94,223        90,420
     Depreciation                                            22,715        23,871         68,518        72,640
     Amortization                                             2,119         2,087          6,325         6,213
                                                          ----------------------------------------------------

         Total operating costs and expenses                 280,565       276,225        830,421       819,641
                                                          ----------------------------------------------------

              Earnings from operations                       75,703        71,398        217,742       214,145

OTHER INCOME AND EXPENSE
     Interest expense                                       (23,225)      (24,949)       (70,608)      (80,357)
     Other income (expense), net                             (2,074)       (1,085)        (7,004)        5,337
                                                          ----------------------------------------------------

         Total other income and expense                     (25,299)      (26,034)       (77,612)      (75,020)

EARNINGS
     Earnings before income taxes                            50,404        45,364        140,130       139,125
     Income taxes                                            19,293        17,373         54,036        53,853
                                                          ----------------------------------------------------

         Net earnings                                     $  31,111      $ 27,991     $   86,094    $   85,272
                                                          ====================================================

NET EARNINGS PER SHARE
     Basic                                                $     .27      $    .25     $      .76    $      .76
     Diluted                                              $     .27      $    .25     $      .75    $      .75

AVERAGE SHARES OUTSTANDING
     Basic                                                  113,678       112,225        113,226       111,632
     Diluted                                                115,606       113,857        114,824       113,400

CASH DIVIDENDS DECLARED PER SHARE                         $     .19      $    .15     $      .34    $      .30
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

---------------------------------------------------------------------------------------------------------------
In thousands, except share and per share amounts                         September 30,             December 31,
(Current year unaudited)                                                     2003                      2002
---------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and temporary cash investments                                 $    30,568               $    34,699
     Accounts receivable, net                                                224,308                   235,235
     Other current assets                                                     61,410                    49,875
                                                                         -----------               -----------
         Total current assets                                                316,286                   319,809

Property, plant and equipment, net                                           538,056                   565,114
Intangible assets, net                                                     1,365,291                 1,371,231
Goodwill, net                                                              1,255,262                 1,255,262
Other assets                                                                 105,012                   102,639
                                                                         -----------               -----------

         Total assets                                                    $ 3,579,907               $ 3,614,055
                                                                         ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $    52,110               $    66,247
     Accrued expenses                                                         97,630                    99,396
     Other current liabilities                                                66,337                    49,999
                                                                         -----------               -----------
         Total current liabilities                                           216,077                   215,642

Long-term debt                                                             1,318,375                 1,441,200
Deferred income taxes                                                        438,895                   407,734
Other liabilities                                                            120,960                   136,249

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
          5,000,000 shares; none issued.
     Common stock, $1.67 par value. Authorized
         450,000,000 shares:
         Series A: Issued 97,405,218 shares at September 30, 2003
          and 96,076,672 shares at December 31, 2002                         162,667                   160,448
         Series B: Issued 16,584,801 shares at September 30, 2003
          and 16,681,619 shares at December 31, 2002                          27,696                    27,858
     Additional paid-in capital                                              899,794                   877,007
     Retained earnings                                                       444,005                   396,479
     Accumulated other comprehensive income                                  (48,562)                  (48,562)
                                                                         -----------               -----------

          Total shareholders' equity                                       1,485,600                1,413,230
                                                                         -----------               -----------

              Total liabilities and shareholders' equity                 $ 3,579,907               $ 3,614,055
                                                                         ===========               ===========
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

                                                                             Nine months ended September 30,
----------------------------------------------------------------------------------------------------------------
In thousands (unaudited)                                                     2003                      2002
----------------------------------------------------------------------------------------------------------------
OPERATIONS
     Net earnings                                                         $   86,094                $   85,272
         Adjustments to reconcile net earnings
           to net cash provided by operations:
              Depreciation and amortization                                   74,843                    78,853
              Deferred income taxes                                           22,256                    15,006
              Pension contribution                                           (20,000)                       --
              Non-cash expenses                                               18,315                    10,303
              Net gain on sale of investments                                     --                    (1,841)
              Equity loss from partnerships                                    8,279                     2,494
              Other, net                                                      (2,184)                    3,159
              Net change in current assets and liabilities:
                  Accounts receivable                                         10,442                    19,351
                  Other current assets                                        (7,624)                   (4,041)
                  Accounts payable                                           (14,137)                   (8,388)
                  Accrued expenses                                            (9,478)                   17,980
                  Other current liabilities                                   13,753                    24,003
                                                                          ----------                ----------

         Net cash provided by operations                                     180,559                   242,151

INVESTMENTS
     Capital expenditures                                                    (41,249)                  (31,789)
     Acquisitions                                                                 --                   (18,000)
     Proceeds from sale of investments                                            --                    27,000
     Other investments                                                        (9,111)                  (11,616)
     Other, net                                                                  926                       398
                                                                          ----------                ----------

         Net cash used for investments                                       (49,434)                  (34,007)

FINANCING
     Borrowings of debt                                                      583,230                   812,825
     Repayments of debt                                                     (706,055)               (1,020,525)
     Payment of dividends on stock                                           (27,739)                  (25,090)
     Net proceeds from exercise of stock options                              15,827                    25,710
     Other                                                                      (519)                    2,577
                                                                          ----------                ----------

         Net cash used for financing                                        (135,256)                 (204,503)

Net increase (decrease) in cash and temporary cash investments                (4,131)                    3,641

Cash and temporary cash investments at beginning of period                    34,699                    35,919
                                                                          ----------                ----------

Cash and temporary cash investments at end of period                      $   30,568                $   39,560
                                                                          ==========                ==========

SUPPLEMENTAL DISCLOSURES

     Interest paid, net of amounts capitalized                            $   70,788                $   69,584
     Income taxes paid, net of refunds                                    $   34,440                $   18,548
------------------------------------------------------------------------------------------------------------------

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Certain amounts for the prior periods have been reclassified to conform to the current year presentation.

(2) The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

                                                               Three months ended          Nine months ended
                                                                  September 30,             September 30,
------------------------------------------------------------------------------------------------------------
                                                               2003         2002           2003       2002
------------------------------------------------------------------------------------------------------------
Weighted average shares for basic earnings
     per share                                                113,678      112,225       113,226     111,632
Effect of employee stock options                                1,928        1,632         1,598       1,768
                                                              ----------------------------------------------
Weighted average shares for diluted earnings
     per share                                                115,606      113,857       114,824     113,400
                                                              ==============================================

(3) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo's policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. The Company plans to begin recording compensation expense for stock options once accounting standard-setting bodies have issued final accounting standards.

         The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2003 and 2002:

                                                              Three months ended         Nine months ended
                                                                 September 30,             September 30,
-------------------------------------------------------------------------------------------------------------
                                                              2003         2002          2003          2002
-------------------------------------------------------------------------------------------------------------
Net earnings, as reported                                  $ 31,111      $  27,991    $  86,094    $  85,272
Less: Stock-based compensation expense
      determined under fair value-based
      method, net of tax                                      2,955          3,432        9,059       10,253
                                                           --------      ---------    ---------    ---------
Net earnings, pro forma                                    $ 28,156      $  24,559    $  77,035    $  75,019
                                                           ========      =========    =========    =========

Per share amounts:
Basic net earnings per share, as reported                  $    .27      $     .25    $     .76    $     .76
                                                           ========      =========    =========    =========

Basic net earnings per share, pro forma                    $    .25      $     .22    $     .69    $     .68
                                                           ========      =========    =========    =========

Diluted net earnings per share, as reported                $    .27      $     .25    $     .75    $     .75
                                                           ========      =========    =========    =========

Diluted net earnings per share, pro forma                  $    .25      $     .22    $     .68    $     .67
                                                           ========      =========    =========    =========

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

                                                             Three months ended          Nine months ended
                                                                September 30,              September 30,
--------------------------------------------------------------------------------------------------------------
In thousands                                                 2003         2002          2003           2002
--------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
     Television Group                                     $ 160,701    $  158,717   $   474,144   $   470,420
     Newspaper Group                                        184,121       179,496       542,442       536,750
     Interactive Media                                        6,313         5,007        17,482        13,849
     Other                                                    5,133         4,403        14,095        12,767
                                                          ---------------------------------------------------
         Total net operating revenues                     $ 356,268    $  347,623   $ 1,048,163   $ 1,033,786
                                                          ===================================================

OPERATING COSTS AND EXPENSES
     Television Group                                     $ 104,683    $  105,196   $   313,314   $   311,353
     Newspaper Group                                        149,792       144,501       441,898       431,114
     Interactive Media                                        8,254         8,752        24,898        24,841
     Other                                                    5,565         4,961        16,202        15,433
     Corporate                                               12,271        12,815        34,109        36,900
                                                          ---------------------------------------------------
         Total operating costs and expenses               $ 280,565    $  276,225   $   830,421   $   819,641
                                                          ===================================================

EARNINGS FROM OPERATIONS
     Television Group                                     $  56,018    $   53,521   $   160,830   $   159,067
     Newspaper Group                                         34,329        34,995       100,544       105,636
     Interactive Media                                       (1,941)       (3,745)       (7,416)      (10,992)
     Other                                                     (432)         (558)       (2,107)       (2,666)
     Corporate                                              (12,271)      (12,815)      (34,109)      (36,900)
                                                          ---------------------------------------------------
         Total earnings from operations                   $  75,703    $   71,398   $   217,742   $   214,145
                                                          ===================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is an owner and operator of 19 television stations and publisher of four daily newspapers. The following table sets forth the Company's major media assets by segment as of September 30, 2003:

-------------------------------------------------------------------------------------------------------------------
Television Group
-------------------------------------------------------------------------------------------------------------------
                                                                   Network
      Market                   Market Rank(a)      Station     Affiliation(b)         Status             Acquired
-------------------------------------------------------------------------------------------------------------------
Dallas/Fort Worth                    7               WFAA            ABC              Owned              March 1950
Houston                              11              KHOU            CBS              Owned           February 1984
Seattle/Tacoma                       12              KING            NBC              Owned           February 1997
Seattle/Tacoma                       12              KONG            IND              Owned              March 2000
Phoenix                              16              KTVK            IND              Owned           November 1999
Phoenix                              16              KASW            WB               Owned              March 2000
St. Louis                            22              KMOV            CBS              Owned               June 1997
Portland                             23              KGW             NBC              Owned           February 1997
Charlotte                            28              WCNC            NBC              Owned           February 1997
San Antonio                          37              KENS            CBS              Owned            October 1997
San Antonio                          37              KBEJ            UPN               LMA                 (c)
Hampton/Norfolk                      41              WVEC            ABC              Owned           February 1984
New Orleans                          42              WWL             CBS              Owned               June 1994
Louisville                           50              WHAS            ABC              Owned           February 1997
Austin                               54              KVUE            ABC              Owned               June 1999
Tucson                               74              KMSB            FOX              Owned           February 1997
Tucson                               74              KTTU            UPN              Owned           March 2002(d)
Spokane                              79              KREM            CBS              Owned           February 1997
Spokane                              79              KSKN            WB               Owned            October 2001
Boise(e)                            124              KTVB            NBC              Owned           February 1997
-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Newspaper Group
------------------------------------------------------------------------------------------------------------------------
                                                                                              Daily          Sunday
                Newspaper                           Location               Acquired      Circulation(g)   Circulation(g)
------------------------------------------------------------------------------------------------------------------------
                                                                             (f)
The Dallas Morning News ("DMN")                    Dallas, TX           February 1997      526,191          785,876
The Providence Journal ("PJ")                    Providence, RI           July 1997        167,609          236,096
The Press-Enterprise ("PE")                      Riverside, CA            June 1999        183,794          187,817
Denton Record-Chronicle                            Denton, TX                               13,737           17,310
------------------------------------------------------------------------------------------------------------------------
 Interactive Media
------------------------------------------------------------------------------------------------------------------------
 Belo Interactive, Inc.               Includes the Web site operations of Belo's operating companies, interactive alliances and Internet-based products and services.(h)
------------------------------------------------------------------------------------------------------------------------
 Other
------------------------------------------------------------------------------------------------------------------------
 Northwest Cable News ("NWCN")        Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
 Texas Cable News ("TXCN")            Cable news channel distributed to over 1.5 million homes in Texas.
------------------------------------------------------------------------------------------------------------------------

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

(g) Average paid circulation data is for the six months ended September 30, 2003, according to the Audit Bureau of Circulation's FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2002.

(h) The majority of Belo Interactive's Web sites are associated with the Company's television stations and newspapers and primarily provide news and information.

                              RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended September 30, 2003 and 2002

Total net operating revenues for the third quarter of 2003 were $356,268, an increase of $8,645, or 2.5 percent, as compared to the same period in 2002 due to increases of $4,625 in the Newspaper Group, $1,984 in the Television Group, $1,306 in Interactive Media and $730 in Other.

Salaries, wages and employee benefits expense increased $1,490, or 1.2 percent, for the third quarter of 2003 as compared to the year earlier period due to increases of $2,658 in salary expense and $2,417 in benefits expense, offset by a decrease of $3,232 in third quarter 2003 performance-based bonus accruals as compared to the third quarter of 2002.

Other production, distribution and operating costs increased $1,453, or 1.6 percent, in the third quarter of 2003 as compared to the third quarter of 2002 primarily due to an increase in insurance expense.

Newsprint, ink and other supplies increased $2,521, or 8.4 percent, in the third quarter of 2003 as compared to the year earlier period. The average cost per metric ton of newsprint increased 8.3 percent in the third quarter of 2003 as compared to the year earlier period. Newsprint consumption increased 1.2 percent between the third quarter periods.

Depreciation expense decreased $1,156 in the third quarter of 2003, from $23,871 in the third quarter of 2002 to $22,715 in the third quarter of 2003.

Amortization expense increased from $2,087 in third quarter of 2002 to $2,119 in the third quarter of 2003.

Interest expense for the third quarter of 2003 was $23,225 or 6.9 percent lower than third quarter 2002 expense of $24,949, due primarily to lower average debt levels.

Other income (expense), net increased from expense of $1,085 in the third quarter of 2002 to expense of $2,074 in the third quarter of 2003 due to an increase in the Company's equity losses in local cable news partnerships with Time Warner Cable ("Time Warner") (the Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively).

The effective tax rate for both the third quarter of 2003 and the third quarter of 2002 was 38.3 percent.

As a result of the factors discussed above, net earnings of $31,111 (27 cents per share) were reported for the three months ended September 30, 2003, as compared to $27,991 (25 cents per share) for the same period in 2002.

Nine Months Ended September 30, 2003 and 2002

Total net operating revenues increased $14,377, or 1.4 percent, from $1,033,786 for the first nine months of 2002 to $1,048,163 for the same period in 2003, due to increases of $5,692 in the Newspaper Group, $3,724 in the Television Group, $3,633 in Interactive Media and $1,328 in Other.

Salaries, wages and employee benefits expense increased $7,830, or 2.1 percent, for the nine months ended September 30, 2003 as compared to the year earlier period due to increases of $11,329 in benefits expense and $5,344 in salary expense, offset by a decrease of $9,390 in performance-based bonus accruals in the first nine months of 2003 as compared to 2002.

Other production, distribution and operating costs increased $3,157, or 1.1 percent, for the nine months ended September 30, 2003 as compared to the same period of 2002 primarily due to increases in insurance expense ($1,556), professional and industry development ($925) and advertising and promotion ($635).

Newsprint, ink and other supplies increased $3,803, or 4.2 percent, for the nine months ended September 30, 2003 as compared to the year earlier period. The average cost per metric ton of newsprint increased 3.7 percent in the first nine months of 2003 as compared to 2002. Newsprint consumption increased less than 1 percent compared to the prior year period.

Depreciation expense decreased $4,122, from $72,640 in the first nine months of 2002 to $68,518 in the first nine months of 2003.

Amortization expense increased from $6,213 in the nine months ended September 30, 2002 to $6,325 in the nine months ended September 30, 2003.

Interest expense for the nine months ended September 30, 2003 was $70,608 or
12.1 percent lower than the year earlier period expense of $80,357, due to lower average debt levels and the refinancing of $250,000 in fixed rate notes with lower rate revolving debt in June of 2002.

Other income (expense), net decreased from income of $5,337 for the nine months ended September 30, 2002 to expense of $7,004 in the first nine months of 2003 primarily due to an increase in equity losses from Belo's local cable news partnerships with Time Warner (the Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively). In addition, other income (expense), net in 2002 included a credit of $4,787 related to the favorable resolution of certain contingencies associated with the Company's sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas and a gain of $2,375 on the sale of Belo's interest in the Dallas Mavericks and the American Airlines Center.

The effective tax rate for the nine months ended September 30, 2003 was 38.6 percent compared with 38.7 percent for the nine months ended September 30, 2002.

As a result of the factors discussed above, net earnings for the nine months ended September 30, 2003 were $86,094 (75 cents per share) as compared to $85,272 (75 cents per share) for the nine months ended September 30, 2002.

Segment Results of Operations

Three Months Ended September 30, 2003 and 2002

                                                          Three months ended September 30, 2003
--------------------------------------------------------------------------------------------------------------
                                                        Operating         Earnings     Depreciation
                                      Net Operating     Costs and           from            and
                                       Revenues         Expenses         Operations    Amortization      EBITDA
--------------------------------------------------------------------------------------------------------------
Television Group                       $  160,701     $  104,683        $  56,018      $  10,608    $   66,626
Newspaper Group                           184,121        149,792           34,329         11,846        46,175
Interactive Media                           6,313          8,254           (1,941)           808        (1,133)
Other                                       5,133          5,565             (432)           652           220
Corporate                                      --         12,271          (12,271)           920       (11,351)
                                       -----------------------------------------------------------------------
     Segment total                     $  356,268     $  280,565         $ 75,703      $  24,834       100,537
                                      ==========================================================
Other income (expense), net                                                                             (2,074)
                                                                                                    ----------
Consolidated EBITDA (a)                                                                                 98,463
Depreciation and amortization                                                                          (24,834)
Interest expense                                                                                       (23,225)
Income taxes                                                                                           (19,293)
                                                                                                    ----------
Net earnings                                                                                        $   31,111
                                                                                                    ==========

                                                        Three months ended September 30, 2002
--------------------------------------------------------------------------------------------------------------
                                                       Operating        Earnings     Depreciation
                                     Net Operating     Costs and          from           and
                                       Revenues        Expenses        Operations    Amortization      EBITDA
--------------------------------------------------------------------------------------------------------------
Television Group                       $  158,717    $  105,196        $  53,521     $  11,976      $   65,497
Newspaper Group                           179,496       144,501           34,995        11,939          46,934
Interactive Media                           5,007         8,752           (3,745)          862          (2,883)
Other                                       4,403         4,961             (558)          602              44
Corporate                                      --        12,815          (12,815)          579         (12,236)
                                       -----------------------------------------------------------------------
     Segment total                     $  347,623    $  276,225        $  71,398     $  25,958          97,356
                                       =======================================================
Other income (expense), net                                                                             (1,085)
                                                                                                    ----------
Consolidated EBITDA(a)                                                                                  96,271
Depreciation and amortization                                                                          (25,958)
Interest expense                                                                                       (24,949)
Income taxes                                                                                           (17,373)
                                                                                                    ----------
Net earnings                                                                                        $   27,991
                                                                                                    ==========
--------------------------------------------------------------------------------------------------------------

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

Television Group

Television Group revenues for the third quarter of 2003 were $160,701, an increase of $1,984, or 1.3 percent, from revenues of $158,717 in the third quarter of 2002. Total spot revenues increased 1 percent for the third quarter of 2003 as compared to the prior year period. The largest spot revenue increases were reported in the automotive, financial services, radio and television and insurance categories while decreases were reported in the movies, department stores and health and beauty categories. Local spot revenues increased 10 percent and national spot revenues increased 1.5 percent. Local spot revenue increases in the Seattle, Portland and Phoenix markets were partially offset by a decrease in the Dallas/Fort Worth market. The largest national spot revenue increase was reported in the Dallas/Fort Worth market. Political advertising revenues declined from $11,494 in the third quarter of 2002 to $3,636 in the third quarter of 2003. Total spot revenues excluding political advertising increased 6.8 percent for the third quarter of 2003 when compared to the prior year period.

Television Group operating costs and expenses before depreciation and amortization were approximately 1 percent higher for the third quarter of 2003 when compared to the same period of 2002. Increases in salaries, medical insurance and other insurance expenses were offset by decreases in performance-based bonus accruals, repairs and maintenance and cash programming expenses. EBITDA for the Television Group increased 1.7 percent in the third quarter of 2003 as compared to the third quarter of 2002. Total operating costs and expenses were flat in the third quarter of 2003 when compared to the same quarter of 2002 and earnings from operations increased 4.7 percent.

Newspaper Group

For the Newspaper Group, total revenues increased 2.6 percent and total advertising revenues increased 2.2 percent in the third quarter of 2003 when compared to the same period of 2002. General advertising revenues increased 21.1 percent for the third quarter as compared to the year earlier period, while retail and classified advertising revenues declined 3.6 percent and 3.1 percent, respectively. All other advertising revenues increased 10.3 percent in the third quarter when compared to the same period of 2002, primarily due to an increase in revenues from preprints and Total Market Coverage ("TMC").

DMN reported an increase in total revenues of 1.4 percent for the third quarter of 2003 as compared to the prior year period. General advertising revenues increased 19 percent in the third quarter of 2003 when compared to the same period of 2002 with significant increases in the telecom, automotive and technology categories. Classified advertising revenues declined 5.6 percent in the third quarter of 2003 as compared to the year earlier period, due primarily to a decrease in classified employment volume. Retail advertising revenues decreased 4.6 percent in the third quarter of 2003 when compared to the prior year period primarily due to decreased volumes in the department store and automotive categories. Other advertising revenues increased 5 percent for the third quarter of 2003 as compared to the prior year period due to an increase in preprints and TMC revenues.

At PJ, total revenues increased 2.4 percent for the third quarter of 2003 when compared to the year earlier period. Increases in revenues from preprints and TMC and retail advertising revenues were partially offset by a decrease in circulation revenues.

Total revenues at PE increased 7.2 percent for the quarter ended September 30, 2003 when compared to the prior year period. The increase in total revenues for the third quarter of 2003 versus 2002 was primarily due to increases in general advertising, other advertising and preprints and TMC revenue, partially offset by a decrease in retail advertising revenue.

Newspaper Group total operating costs and expenses before depreciation and amortization increased 4.1 percent in the third quarter of 2003 when compared to the same period of 2002, due primarily to increases in newsprint expense and salaries, wages and employee benefits expense. EBITDA for the Newspaper Group decreased 1.6 percent for the third quarter of 2003 compared to the prior year period. Total operating costs and expenses increased 3.7 percent while earnings from operations decreased 1.9 percent in the third quarter of 2003 compared to the prior year period.

Interactive Media and Other Segments

The Company continues to invest in its Interactive Media and regional cable news operations. Interactive Media revenues, which are primarily derived from advertising, increased 26.1 percent, from $5,007 in the third quarter of 2002 to $6,313 in the third quarter of 2003. Interactive Media total costs and expenses before depreciation and amortization decreased 5.6 percent for the quarter ended September 30, 2003 as compared to the prior year period, due primarily to decreases in salaries, wages and employee benefits, advertising and promotion and outside services. As a result, the Interactive Media EBITDA deficit improved from $2,883 in the third quarter of 2002 to $1,133 in the third quarter of 2003. The Interactive Media loss from operations improved from $3,745 in the third quarter of 2002 to $1,941 in the third quarter 2003.

Other revenues consist primarily of revenues from Belo's regional cable news operations, NWCN and TXCN and, beginning in 2003, revenues from Belo's consumer expositions business. Revenues from Belo's cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 16.6 percent, from $4,403 in the third quarter of 2002 to $5,133 in the third quarter of 2003, reflecting a revenue increase in cable news and the inclusion of revenue from Belo's expositions business. Total operating costs and expenses before depreciation and amortization increased 12.7 percent in the third quarter of 2003 when compared to the same period of 2002. As a result, EBITDA increased from $44 in the three-month period ended September 30, 2002 to $220 in the same period of 2003. Total operating costs and expenses increased
12.2 percent in the third quarter of 2003 when compared to the third quarter of 2002. Loss from operations for the Other segment improved 22.6 percent for the third quarter periods, from $558 in 2002 to $432 in 2003.

Nine Months Ended September 30, 2003 and 2002

                                                         Nine months ended September 30, 2003
--------------------------------------------------------------------------------------------------------------
                                                        Operating        Earnings    Depreciation
                                     Net Operating      Costs and          from          and
                                       Revenues         Expenses       Operations    Amortization      EBITDA
--------------------------------------------------------------------------------------------------------------
Television Group                      $   474,144      $  313,314      $  160,830      $  32,015    $  192,845
Newspaper Group                           542,442         441,898         100,544         35,617       136,161
Interactive Media                          17,482          24,898          (7,416)         2,545        (4,871)
Other                                      14,095          16,202          (2,107)         1,905          (202)
Corporate                                     --           34,109         (34,109)         2,761       (31,348)
                                      ------------------------------------------------------------------------
     Segment total                    $ 1,048,163      $  830,421      $  217,742      $  74,843       292,585
                                      ==========================================================
Other income (expense), net                                                                             (7,004)
                                                                                                    ----------
Consolidated EBITDA(a)                                                                                 285,581
Depreciation and amortization                                                                          (74,843)
Interest expense                                                                                       (70,608)
Income taxes                                                                                           (54,036)
                                                                                                    ----------
Net earnings                                                                                        $   86,094
                                                                                                    ==========

                                                         Nine months ended September 30, 2002
--------------------------------------------------------------------------------------------------------------
                                                        Operating      Earnings     Depreciation
                                     Net Operating      Costs and        from            and
                                       Revenues         Expenses      Operations    Amortization      EBITDA
--------------------------------------------------------------------------------------------------------------
Television Group                      $   470,420      $  311,353      $  159,067      $  35,857    $  194,924
Newspaper Group                           536,750         431,114         105,636         36,299       141,935
Interactive Media                          13,849          24,841         (10,992)         2,583        (8,409)
Other                                      12,767          15,433          (2,666)         1,779          (887)
Corporate                                     --           36,900         (36,900)         2,335       (34,565)
                                      ------------------------------------------------------------------------
     Segment total                    $ 1,033,786      $  819,641      $  214,145      $  78,853    $  292,998
                                      ==========================================================
Other income (expense), net                                                                              5,337
                                                                                                    ----------
Consolidated EBITDA(a)                                                                                 298,335
Depreciation and amortization                                                                          (78,853)
Interest expense                                                                                       (80,357)
Income taxes                                                                                           (53,853)
                                                                                                    ----------
Net earnings                                                                                        $   85,272
                                                                                                    ==========
---------------------------------------------------------------------------------------------------------------

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

Television Group

Television Group revenues for the year-to-date period ended September 30, 2003 were $474,144, an increase of less than 1 percent when compared to revenues for the same period of 2002. Total spot revenues increased 0.6 percent for the first nine months of 2003 as compared to the prior year period. The largest spot revenue increases for the nine-month period were reported in the automotive, radio and television and healthcare categories while the most significant decreases were reported in the department stores, movies and restaurant categories. For the first nine months of 2003 versus 2002, local spot revenues increased 6.2 percent. The largest local spot revenue increases were in the Portland, Seattle, Phoenix and St. Louis markets while the largest decrease was in the Dallas/Fort Worth market. National spot revenues increased 1 percent for the nine-month period comparisons with the most significant increases reported in the Dallas/Fort Worth and Phoenix markets and the largest decreases reported in the Portland and Seattle markets. Political advertising revenues were $5,514 in the first nine months of 2003 compared with $20,766 in the same period of 2002. Total spot revenues excluding political advertising increased 4.3 percent for the nine months ended September 30, 2003 when compared to the prior year period. The first nine months of 2002 also included approximately $9,000 of advertising revenues generated by the Company's NBC affiliates from the broadcast of the Winter Olympics.

Television Group operating costs and expenses before depreciation and amortization increased 2.1 percent in first nine months of 2003 when compared to the same period of 2002, primarily due to higher pension, medical insurance and salaries expense, partially offset by lower accruals for performance-based bonuses. EBITDA for the Television Group decreased 1.1 percent for the nine-month period ended September 30, 2003 as compared to the prior year period. Total operating costs and expenses increased less than 1 percent and earnings from operations increased 1.1 percent for the first nine months of 2003 when compared to the same period of 2002.

Newspaper Group

Newspaper Group total revenues increased 1.1 percent while total advertising revenues increased 1 percent in the first nine months of 2003 when compared to the same period of 2002. General advertising revenues increased 7.8 percent for the year-to-date period ended September 30, 2003 as compared to the same period of 2002. Classified and retail advertising revenues declined 4.2 percent and 2.4 percent, respectively, for the first nine months of 2003 when compared to the year earlier period. All other advertising revenues increased 10.3 percent in the year-to-date period when compared to the same period of 2002, primarily due to increases in preprints and TMC.

Total revenues at DMN were flat for the first nine months of 2003 as compared to the prior year period. Classified advertising revenues declined 6.1 percent in the nine months ended September 30, 2003 when compared to the same period of 2002, primarily due to decreases in classified employment volumes. Retail advertising revenues decreased 3.5 percent in the year-to-date period primarily due to decreased volumes in the department store category. General advertising revenues increased 4.2 percent in the nine-month period when compared to the same period of 2002 due primarily to increased automotive volumes. Other advertising revenues increased 6.3 percent for the nine-month period in 2003 as compared to the prior year period due to increases in preprints and TMC revenues.

PJ total revenues increased 1.7 percent for the first nine months of 2003 when compared to the year earlier period. Revenue increases from preprints and TMC and retail advertising were partially offset by decreases in circulation revenues and classified advertising.

At PE, total revenues increased 5.7 percent for the nine-month period ended September 30, 2003 when compared to the prior year period due to increases in general advertising and preprints and TMC revenues partially offset by a decrease in retail advertising revenue.

Newspaper Group total operating costs and expenses before depreciation and amortization increased 2.9 percent in the first nine months of 2003 when compared to the same period of 2002, due primarily to higher salaries, pension and medical insurance expenses and an increase in newsprint expense in the first nine months of 2003. EBITDA for the Newspaper Group decreased 4.1 percent for the year-to-date period. Total operating costs and expenses increased 2.5 percent and earnings from operations decreased 4.8 percent in the nine-month period ended September 30, 2003 when compared to the prior year period.

Interactive Media and Other Segments

Interactive Media revenues, which are primarily derived from advertising, increased 26.2 percent, from $13,849 in the first nine months of 2002 to $17,482 in the same period of 2003. Interactive Media total costs and expenses before depreciation and amortization were flat for the nine-month period ended September 30, 2003 as compared to the prior year period. Decreases in salaries and advertising and promotion expenses were offset by increases in computer and medical insurance expenses. As a result, the Interactive Media EBITDA deficit improved from $8,409 in the first nine months of 2002 to $4,871 in the first nine months of 2003. The Interactive Media loss from operations improved from $10,992 in the nine-month period of 2002 to $7,416 in the same period of 2003.

Other revenues consist primarily of revenues from Belo's regional cable news operations, NWCN and TXCN and, beginning in 2003, revenues from Belo's consumer expositions business. Revenues from Belo's cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 10.4 percent, from $12,767 in the first nine months 2002 to $14,095 in the first nine months of 2003, reflecting a revenue increase in cable news and the inclusion of revenue from Belo's expositions business. Total operating costs and expenses before depreciation and amortization increased 4.7 percent in the nine-month period ended September 30, 2003 when compared to the year earlier period. The EBITDA deficit for the Other segment improved from $887 in the year-to-date period ended September 30, 2002 to $202 in the same period of 2003. Total operating costs and expenses increased 5 percent for the nine-month period comparison and loss from operations improved from a loss of $2,666 in the first nine months of 2002 to a loss of $2,107 in the comparable 2003 period.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations, bank borrowings and term debt are the Company's primary sources of liquidity. During the first nine months of 2003, net cash provided by operations was $180,559, compared with $242,151 for the same period in 2002. Net cash provided by operations was lower in the first nine months of 2003 as compared to the year earlier period primarily due to cash requirements for income taxes, 2002 bonuses paid in the first quarter of 2003 and contributions to the Company's defined benefit pension plan. The Company also used net cash provided by operations to fund capital expenditures and dividend payments and to pay down debt. Total debt decreased $122,825 from December 31, 2002 to September 30, 2003.

At September 30, 2003, the Company had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. The Company also has $150,000 of additional debt securities available for future issuance under a shelf registration statement filed in April 1997.

At September 30, 2003, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $200,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $11,975 of short-term unsecured notes outstanding at September 30, 2003. These borrowings may be converted at the Company's option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company's financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 2003, the Company was in compliance with all debt covenant requirements.

On July 25, 2003, Belo announced that its Board of directors approved an increase in the Company's quarterly cash dividend rate from 7.5 cents per share to 9.5 cents per share. In the first nine months of 2003, the Company paid dividends of $27,739, or 24.5 cents per share, on Series A and Series B common stock outstanding, compared with $25,090, or 22.5 cents per share, in the first nine months of 2002.

Capital expenditures in the first nine months of 2003 of $41,249 were primarily for Television Group and Newspaper Group equipment purchases.

During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner. The Time Warner agreements call for the creation of 24-hour cable news channels in Houston and San Antonio, Texas and Charlotte, North Carolina. As of September 30, 2003, investments totaling $32,058 ($5,108 of which was invested in the first nine months of 2003) had been made related to the Time Warner partnerships to fund capital expenditures and operating costs. The on-air dates of the news channels in Charlotte, Houston, and San Antonio, were June 14, 2002, December 12, 2002, and April 7, 2003, respectively.

In the first nine months of 2003, the Company made contributions to its defined benefit pension plan totaling $20,000. These contributions exceed the Company's required minimum contribution for ERISA funding purposes, which was to be made by September 2004. The Company made an additional contribution of $7,000 in October 2003, which amount is classified as a current liability in the Company's September 30, 2003 financial statements.

Other Matters

On October 1, 2003, the Company completed the sale of KENS-AM, Belo's radio station in San Antonio, Texas for $3,201. The Company expects to record a gain of approximately $1,800 ($1,100 net of taxes) in the fourth quarter of 2003.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plans, contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.

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

       EXHIBIT
        NUMBER  DESCRIPTION

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

         EXHIBIT
         NUMBER   DESCRIPTION

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         On July 25, 2003, Belo filed a current report on Form 8-K reporting that the Company issued a press release announcing its consolidated financial results for the quarter ended June 30, 2003 and also issued a press release announcing the Company's monthly statistical report for the month and six months ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BELO CORP.

November 10, 2003                  By: /s/ Dunia A. Shive
                                       ---------------------------------------
                                       Dunia A. Shive
                                       Executive Vice President/
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial and Accounting Officer)

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

         (2)  *   (a) $200 million 7-1/8% Senior Note due 2007 (Exhibit
                      4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

              *   (b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)
                      (b) to the 2nd Quarter 1997 Form 10-Q)

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