Form 10-K
period 2003-12-31
BELO CORP
filed 2004-03-04
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Registrant’s telephone number, including area code: (214) 977-6606 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series A Common Stock, $1.67 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	Series B Common Stock, $1.67 par value

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

     The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2003, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $2,538,468,550. *

Shares of Common Stock outstanding at February 29, 2004: 115,712,264 shares. (Consisting of 99,325,252 shares of Series A Common Stock and 16,387,012 shares of Series B Common Stock.)

*	For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 2004 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

BELO CORP.
FORM 10-K

INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors – 35
Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001 – 36
Consolidated Balance Sheets as of December 31, 2003 and 2002 –37
Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2003 – 39
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 – 40
Notes to Consolidated Financial Statements – 41

i

PART I

Item 1. Business

     Belo Corp. (“Belo” or the “Company”) is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.4 billion in 2003 revenues, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations (six in the top 15 markets) that reach 13.8 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). Belo also publishes four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of more than 1.2 million copies. In addition, Belo owns three cable news channels and holds ownership interests in seven others. Belo’s Internet subsidiary, Belo Interactive, Inc. (“Belo Interactive”), includes more than 30 Web sites, several interactive alliances and a broad range of Internet-based products.

     The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber. These principles have built durable relationships with viewers, readers, online users and advertisers for 161 years, and have guided Belo’s success.

     Note 15 to the Consolidated Financial Statements contains information about the Company’s industry segments for the years ended December 31, 2003, 2002 and 2001.

Television Group

     Belo’s Television Group is the nation’s sixth largest non-network owned station group based on audience share. The Company owns 19 television stations and manages one station under an LMA. In the 15 markets in which the Company operates, ten of Belo’s stations are ranked number one and three are ranked number two in “sign-on/sign-off” audience rating, based on November 2003 Nielsen estimates. Belo has six stations in the top 15 markets and 14 stations in the top 50 markets. Belo’s stations collectively reach 13.8 percent of U.S. television households.

     Belo’s stations are primarily concentrated in three high-growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in four of the fastest-growing major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/Fort Worth;

•	CBS affiliate KHOU-TV in Houston;

•	NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and

•	Independent KTVK-TV and WB affiliate KASW-TV in Phoenix.

     The Company has a balanced portfolio of network-affiliated stations with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large-market station associated with each network. In addition, Belo owns two independent (“IND”) stations, two Warner Brothers Network (“WB”) affiliates, one FOX affiliate and one United Paramount Network (“UPN”) affiliate, and operates one additional UPN affiliate under an LMA. This balance provides stability to Belo’s revenue stream regardless of which network leads prime time.

     Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 16 Alfred I. duPont-Columbia Awards, 13 George Foster Peabody Awards and 25 Edward R. Murrow Awards – the industry’s most prestigious honors.

      The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA shortly after the station began operations. In 1984, the Company expanded its television operations with the purchase of KHOU in Houston and WVEC-TV in Hampton/Norfolk. The Company acquired WWL-TV in New Orleans in 1994. The Providence Journal Company acquisition in February 1997 added KING in Seattle/Tacoma; KGW-TV in Portland; WCNC-TV in Charlotte; WHAS-TV in Louisville; KMSB-TV in Tucson; KREM-TV in Spokane; and KTVB-TV in Boise. In separate 1997 transactions, Belo acquired KENS-TV in San Antonio and KMOV-TV in St. Louis. Belo entered into an agreement to operate KBEJ-TV under an LMA in 1999. In 1999, Belo acquired KVUE-TV in Austin and KTVK in Phoenix. In 2000, Belo acquired KONG in Seattle/Tacoma and KASW in Phoenix, which were previously operated by Belo under LMAs. In 2001 and 2002, Belo purchased KSKN-TV in Spokane and KTTU-TV in Tucson, respectively. Belo operated KSKN and KTTU under LMAs prior to the acquisitions.

     The following table sets forth information for each of the Company’s television stations (including the station which it operates under an LMA) and their markets as of December 31, 2003:

						Number of			Station
						Commercial	Station		Audience
	Market		Year	Network		Stations in	Rank in		Share in
Market	Rank(1)	Station	Acquired	Affiliation(2)	Channel	Market(3)	Market(4)		Market(5)

Dallas/Fort Worth	7	WFAA	1950	ABC	8	16	1		13
Houston	11	KHOU	1984	CBS	11	16	2		13
Seattle/Tacoma	12	KING	1997	NBC	5	14	1		16
Seattle/Tacoma	12	KONG	2000	IND	16	14	5	*	3
Phoenix	15	KTVK	1999	IND	3	13	1	*	9
Phoenix	15	KASW	2000	WB	61	13	6		5
St. Louis	21	KMOV	1997	CBS	4	8	2		15
Portland	24	KGW	1997	NBC	8	9	1		13
Charlotte	28	WCNC	1997	NBC	36	8	3		8
San Antonio	37	KENS	1997	CBS	5	10	1	*	13
San Antonio(6)	37	KBEJ	—	UPN	2	10	6		1
Hampton/Norfolk	41	WVEC	1984	ABC	13	7	2	*	11
New Orleans	42	WWL	1994	CBS	4	8	1		19
Louisville	50	WHAS	1997	ABC	11	7	1	*	13
Austin	54	KVUE	1999	ABC	24	6	1	*	11
Tucson	71	KMSB	1997	FOX	11	9	4	*	4
Tucson	71	KTTU	2002	UPN	18	9	4	*	3
Spokane	80	KREM	1997	CBS	2	6	1		16
Spokane	80	KSKN	2001	WB	22	6	5		3
Boise(7)	123	KTVB	1997	NBC	7	5	1		25

(1)	Market rank is based on the relative size of the television market Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on November 2003 Nielsen estimates.

(2)	Substantially all revenue of the Company’s television stations is derived from advertising. Approximately 3.5 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(3)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.

(4)	Station rank is derived from the station’s rating, which is based on November 2003 Nielsen estimates of the number of television households tuned to the Company’s station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.

(5)	Station audience share is based on November 2003 Nielsen estimates of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(6)	Operated under an LMA.

(7)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

*	Tied with one or more other stations in the market.

     The principal source of revenue for Belo’s television stations is the sale of air time to local and national advertisers. In 2003, approximately 93.7 percent of total television revenues was derived from spot revenues. Network compensation was approximately 3.5 percent of total television revenues in 2003.

     Commercial television stations generally fall into one of three categories. The first category comprises stations affiliated with one of the four major national networks (ABC, CBS, NBC and FOX). The second category comprises stations affiliated with newer national networks, such as UPN, WB and Paxson Communications Corporation. The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenues of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by the Company are determined by each station, which receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station’s programming and market size.

     The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Stations generally receive a specified amount of network compensation for broadcasting network programming. To the extent that a station’s preemptions of network programming exceed a designated amount, compensation may be reduced. Network compensation is also subject to reduction by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice. The Company has network affiliation agreements in place with ABC, CBS, NBC, FOX, WB and UPN. The station Belo operates under an LMA is affiliated with UPN.

Newspaper Group

     Belo’s Newspaper Group includes four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of more than 1.2 million copies. The group is led by The Dallas Morning News, which has the sixth-largest Sunday circulation and eleventh-largest daily circulation in the United States. Recognized as one of the elite newspapers in America, The Dallas Morning News has earned six Pulitzer Prizes since 1986 for its news reporting and photography initiatives. The Providence Journal, the Company’s second-largest publication based on total circulation, has won four Pulitzer Prizes and Belo’s third-largest publication, The Press-Enterprise, has won one Pulitzer Prize. Belo also owns the Denton Record-Chronicle in Denton, Texas and operates certain commercial printing businesses. In 2003, The Dallas Morning News launched three new products, The Dallas Morning News Collin County Edition, Al Dia and Quick. The Dallas Morning News Collin County Edition was introduced in March to serve the needs of residents in fast-growing Collin County, Texas. Al Dia, a Spanish-language newspaper, was launched in September to support the growing Hispanic market in North Texas. Quick was introduced in November to deliver news to readers on the run in a new “quick-read” format. In October 2003, The Press-Enterprise launched the d to reach California’s booming Coachella Valley.

     The Company’s principal newspaper, The Dallas Morning News, was established in 1885 and is one of the leading newspaper franchises in America. Its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive news and information, and community service. The Company acquired The Providence Journal in February 1997. The Providence Journal has a long history of journalistic excellence and service to its community and is America’s oldest major daily newspaper of general circulation and continuous publication. Belo acquired The Press-Enterprise in July 1997 and the Denton Record-Chronicle in June 1999.

     The following table sets forth information concerning the Company’s primary daily newspaper operations:

		2003		2002

		Daily	Sunday	Daily	Sunday
Newspaper	Location	Circulation(1)	Circulation(1)	Circulation(1)	Circulation(1)

The Dallas Morning News	Dallas, TX	526,191	785,876	525,532	784,905
The Providence Journal	Providence, RI	167,609	236,096	166,836	234,681
The Press-Enterprise	Riverside, CA	183,974	187,817	178,994	184,637
Denton Record-Chronicle	Denton, TX	13,737	17,310	14,783	19,098

(1)	Average paid circulation is for the six months ended September 30, 2003 and 2002, respectively, according to the Audit Bureau of Circulations’ FAS-FAX report, except for the Denton Record-Chronicle, for which 2003 and 2002 circulation data is taken from the Certified Audit of Circulations Report for the twelve-month periods ended December 31, 2002 and 2001, respectively.

     The Company’s three largest newspapers, The Dallas Morning News, The Providence Journal and The Press-Enterprise, provide coverage of local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in Dallas County and the 11 surrounding counties. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout the Inland Empire area of southern California, which includes Riverside and San Bernadino counties.

     Belo’s Newspaper Group derives its revenue from advertising, circulation and commercial printing. For the year ended December 31, 2003, advertising revenue accounted for 84.6 percent of total newspaper revenue while circulation revenue accounted for 12 percent and commercial printing accounted for most of the remaining amount.

     The following table sets forth information concerning the prices of the Company’s primary daily newspapers as of December 31, 2003:

	Single Copy(1)		Home Delivery(2)

Newspaper	Daily	Sunday	Daily	Sunday

The Dallas Morning News	$.50	$1.50	$.38-$.62	$1.15-$2.64
The Providence Journal	$.50	$2.00	$.35-$.44	$1.40-$2.05
The Press-Enterprise	$.25	$1.25	$.25-$.39	$1.25-$1.35
Denton Record-Chronicle	$.25	$1.00	$.23-$.34	$.92-$1.26

(1)	Single Copy represents the list or newsstand price per copy as of December 31, 2003

(2)	Home Delivery represents the range of prices based on the various subscription plans offered as of December 31, 2003.

Note: The price per copy presented above represents the gross revenue based on the newspaper’s specific pricing plans, which does not include any applicable wholesale allowances. Net wholesale price refers to the price per copy after any applicable allowances and discounts provided to distributors and contractors who deliver or sell the paper to the various outlets. Circulation revenue is recorded at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees.

     The basic material used in publishing Belo’s newspapers is newsprint. Currently, most of Belo’s newsprint is purchased from two suppliers. In addition, The Providence Journal purchases approximately 50 percent of its newsprint from other suppliers under long-term contracts. These contracts provide for certain minimum purchases per year. Management believes its sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

     During 2003, Belo’s publishing operations consumed approximately 218,000 metric tons of newsprint at an average cost of $463 per metric ton. Consumption of newsprint in the previous year was approximately 217,000 metric tons at an average cost per metric ton of $440. Newsprint prices declined in the second half of 2001 and through most of 2002 due to lower demand resulting from the slowdown in the U.S. economy. Newsprint prices increased approximately 5.4 percent in 2003. The average price of newsprint is expected to be higher in 2004 than in 2003, although the amount and timing of any increase cannot be predicted with certainty.

Interactive Media

     The Internet is a powerful resource through which the Company continuously explores ways to expand the scope of its core businesses while creating innovative services for its viewers, readers, online users and advertisers. Interactive editions of Belo’s newspapers along with the Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to better serve the needs of its audience.

     The majority of Belo Interactive’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information. According to Nielsen/NetRatings, Belo Interactive has seven of the top 50 and ten of the top 60 local television-affiliated Web sites in the U.S., and the Company’s newspaper-affiliated Web sites in Dallas and Providence are the leading local media sites in those market areas.

     Revenues for Belo Interactive in 2003 were principally derived from advertising on its various Web sites and, to a much lesser extent, fees generated from Internet service provider subscriptions and data retrieval services. After implementing full-site registration in early 2002, Belo Interactive had 2.6 million registered users at the end of 2002 and 5.7 million registered users at the end of 2003.

     In 2001, the Company purchased a minority equity position in Classified Ventures, LLC and joined the affiliated network of cars.com, Classified Ventures’ leading automotive site. On August 1, 2002 the Company contracted with CareerSite, a product of Employment Specialists, LLC, to provide the software and hosting of the Company’s online recruitment products.

Other

     Belo’s other segment consists primarily of its regional cable news operations and, beginning in 2003, its consumer expositions business. Belo’s regional cable news operations include Texas Cable News (“TXCN”) and NorthWest Cable News (“NWCN”), which provide news coverage in a comprehensive 24-hour a day format, using the news resources of the Company’s television stations and newspapers in Texas and television stations in the Northwest, respectively. The Company also operates four cable news channels in partnership with Cox Communications and others, which provide local market coverage in New Orleans, Louisiana (NewsWatch on Channel 15), Phoenix, Arizona (Arizona NewsChannel and ¡Más! Arizona) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels also use the news resources of the television stations owned by the Company in those markets. Revenues from Belo’s cable news operations in 2003 were principally derived from advertising and subscriber-based fees.

     During 2000 and 2001, Belo announced the formation of cable news partnerships with Time Warner Cable that called for the creation of 24-hour local cable news channels in Charlotte, North Carolina and in Houston and San Antonio, Texas. The on-air dates of the news channels in Charlotte, Houston and San Antonio were June 14, 2002, December 12, 2002 and April 7, 2003, respectively.

     In 2003, the Company announced the creation of Belo Expositions (“Expo”), a business unit that produces, manages and promotes consumer-oriented events in Belo’s key markets and regions, including Texas, the Southwest and the Northwest. Expo’s revenues are generated primarily from sponsorship and booth revenues from expositions.

Competition

     Competition for advertising revenues at Belo’s television stations, as well as its daily newspapers, Web sites and cable news operations, includes other television stations and newspapers (including those owned and operated by Belo), direct broadcast satellite (“DBS”), radio stations, cable television systems, outdoor advertising, the Internet, magazines and direct mail advertising. The success of the Company’s operations depends on a number of factors, including the general strength of the economy, the ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities and governmental regulations and policies.

     The four major national television networks are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.

     The entry of local telephone companies and other multichannel video programming distributors into the market for video programming services has also had an impact on competition in the television industry. Belo is unable to predict the effect that these or other technological and related regulatory changes will have on the television industry or on the future results of Belo’s operations.

     The Dallas Morning News’ primary newspaper competitor in certain areas of the Dallas/Fort Worth market is the Fort Worth Star-Telegram. The Providence Journal competes with five daily newspapers in the Rhode Island market. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.

FCC Regulation

     General. Belo’s television broadcast operations are subject to the jurisdiction of the Federal Communications Commission (“FCC” or the “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to:

•	determine stations’ operating frequencies, location and power;

•	issue, renew, revoke and modify station licenses;

•	regulate equipment used by stations;

•	impose penalties for violation of the Communications Act or of FCC regulations;

•	impose fees for processing applications and other administrative functions; and

•	adopt regulations to carry out the Communications Act.

     The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations. Further, the Communications Act prohibits direct or indirect record ownership of a broadcast licensee or the power to vote more than one-fourth of a licensee’s stock from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.

     Station Licenses. Under the Communications Act, as amended by the Telecommunications Act of 1996 (the “1996 Act”), the FCC grants television station licenses for terms of up to eight years. The 1996 Act requires renewal of a television license if the FCC finds that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations; and

•	there have been no other violations by the licensee of either the Communications Act or the FCC’s rules and regulations which, taken together, constitute a pattern of abuse.

     In making its determination, the FCC cannot consider whether the public interest would be better served by a party other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent’s application for renewal of a license.

     The current license expiration dates for each of Belo’s television broadcast stations are as follows:

WVEC	October 1, 2004
WCNC	December 1, 2004
WWL	June 1, 2005
WHAS	August 1, 2005
KMOV	February 1, 2006
KENS	August 1, 2006
KHOU	August 1, 2006
KVUE	August 1, 2006
WFAA	August 1, 2006
KASW	October 1, 2006
KMSB	October 1, 2006
KTTU	October 1, 2006
KTVB	October 1, 2006
KTVK	October 1, 2006
KING	February 1, 2007
KONG	February 1, 2007
KGW	February 1, 2007
KREM	February 1, 2007
KSKN	February 1, 2007

     The current license expiration date for KBEJ, the television station with which the Company has an LMA, is August 1, 2006.

     Programming and Operations. FCC rules and policies, and rules and policies of other federal agencies, regulate matters such as network/affiliate relations, cable and DBS systems’ carriage of television programming, political advertising practices, obscene and indecent programming, accessibility of television programming to audience members who are visually or hearing disabled, programming and advertising directed toward children, employment practices, and other areas affecting the business or operations of broadcast stations.

     The Children’s Television Act of 1990 limits the permissible amount of commercial matter in children’s television programs and requires each television station to present educational and informational children’s programming. The FCC’s children’s programming requirements include a requirement that television broadcasters provide a minimum of three hours of children’s educational programming per week. Broadcasters also are required to place “issues/programs lists” in their public inspection files to provide their communities with information on their “public interest” programming.

     In August 2003, FCC Chairman Michael Powell announced that the agency would open an inquiry proceeding to seek comment on a wide range of measures aimed at promoting localism in broadcasting. While the Commission has not released a Notice of Inquiry, the “Localism in Broadcasting” initiative has resulted in the creation of a Localism Task Force to conduct studies to measure localism, organize a series of public hearings around the country on localism, and offer recommendations to both the agency and Congress on how to promote localism in television and radio. It is expected that the Commission will evaluate whether certain elements of its regulation of broadcasting—including the license renewal process, the network/affiliate rules, political broadcasting mandates, and public interest obligations—should be strengthened or otherwise supplemented to advance localism on the airwaves.

     In October 2002, the FCC adopted EEO rules, which went into effect on March 10, 2003. These rules impose job information dissemination, recruitment and reporting requirements. Specifically, broadcasters must (1) widely disseminate information concerning each full-time job vacancy; (2) provide notice of each full-time job vacancy to recruitment organizations requesting notice; and (3) complete additional recruitment initiatives, such as participation in job fairs, scholarship programs and EEO training. To allow the FCC to verify compliance with these requirements, licensees must retain documentation of each of the required recruitment activities and file periodic reports relating to the EEO requirements. Broadcasters may be subject to random audits to ensure compliance with the new EEO rules and could be sanctioned for noncompliance. In its order announcing the new rules, the FCC also reaffirmed its rule prohibiting broadcasters from discriminating against individuals on the basis of race, religion, color, national origin or gender.

     Cable and Satellite Transmission of Local Television Signals. The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between having a right to mandatory carriage on local cable systems, referred to as “must carry rights,” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission, referred to as “retransmission consent.” The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services.

     In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television programming to DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate).

     As part of those rulemakings, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to select either must carry or retransmission consent rights by July 1, 2001. Further, until 2006, those broadcasters selecting retransmission consent (as opposed to must carry rights) are required to meet certain “good faith” requirements in negotiating for carriage rights. The July 1, 2001 election is effective from January 1, 2002 to December 31, 2005.

     In December 2001, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the federal law that requires DBS carriers to carry the signals of all local television stations in markets where they elect to carry any local signals. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or on an a la carte basis.

     Digital Television Service. In April 1997, the FCC adopted rules for implementing digital television (“DTV”) service in the United States, which will improve the technical quality of television signals received by viewers and give television broadcasters the ability to provide new services, including high-definition television.

     On April 3, 1997, a second channel on which to initially provide separate DTV programming or simulcast analog programming was assigned to all broadcasters holding a license or construction permit for a full-power television station. These second channels are assigned for an eight-year transition period scheduled to end in 2006. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. Several stations in large markets voluntarily committed in writing to the FCC to build DTV facilities by November 1, 1998, six months before the FCC’s May 1, 1999 deadline. The Company’s network-affiliated stations in Dallas/Fort Worth, Houston and Seattle/Tacoma met the accelerated schedule. Affiliates of the four major networks in the top 30 markets were required to begin transmitting digital signals by November 1999. Belo’s stations in St. Louis, Portland and Charlotte each met this schedule. Except as noted below, all other commercial broadcasters were required to follow suit by May 1, 2002. Currently, all Belo stations are on the air broadcasting digitally except for KSKN (Spokane), which has been granted an extension.

     At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to maintain both their analog and digital licenses in a market until at least 85 percent of the television households in that market can receive a digital signal. During the transition, broadcasters are being required to “simulcast” the traditional free, analog, over-the-air broadcast service on their digital channels as follows: currently, broadcasters must simulcast 50 percent of the traditional broadcast service on their digital spectrum; as of April 2004, they must simulcast 75 percent of the traditional broadcast service; as of April 2005, they must simulcast 100 percent of the traditional broadcast service.

     When the FCC adopted service rules for the digital television transition, it stated that it would periodically review the transition’s progress. In its first review, completed in 2001, the Commission decided to permit broadcasters to construct initial minimal DTV facilities (i.e., facilities that cover only their cities of license) while retaining interference protection for their allotted and maximized facilities. Eleven Belo stations are operating at reduced power pursuant to such authority.

     In January 2003, the FCC opened its second periodic review of the DTV transition. In this ongoing review, the Commission is revisiting several of the issues addressed in 2001 and considering a number of new matters. These include:

•	Setting a date by which broadcasters operating with minimal (e.g., reduced power) DTV facilities must either provide DTV service to their full authorized coverage areas or else lose interference protection to the unserved areas;

•	Deciding when commercial broadcasters with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) must choose their permanent post-transition DTV channel;

•	Determining whether the FCC’s simulcasting requirement should be retained, revised, or removed; and

•	Establishing the criteria and methodology for determining when a broadcaster must return its analog spectrum (i.e., selecting measurement standards to determine when 85% of TV households in a station’s service area can receive the broadcaster’s digital signal).

This review remains pending and Belo cannot predict its outcome. The FCC will continue to review the progress of DTV periodically and make adjustments to the 2006 target date, if necessary.

     In addition, in April 2002, FCC Chairman Michael Powell challenged the broadcast, cable, satellite and consumer electronics industries to take certain voluntary actions designed to speed the DTV transition. The consumer electronics industry was reluctant to embrace Chairman Powell’s proposals. Accordingly, the FCC found it necessary to formally mandate a phased-in DTV tuner requirement. Under the new requirements, all new television sets with screens 13 inches and larger and all TV interface devices (VCRs, etc.) must include the capability of tuning and decoding over-the-air digital signals by 2007.

     In January 2001, the FCC issued a preliminary decision regarding the carriage (“must carry”) rights of digital television broadcasters on local cable and certain DBS systems. Although the FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV, the FCC did determine the following:

•	Digital-only television stations may immediately assert carriage rights on local cable systems;

•	Television stations that return their analog spectrum and convert to digital operations are entitled to must carry rights; and

•	A digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other “program-related” content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

     Several parties filed petitions for reconsideration of various parts of the FCC’s DTV must carry decision. Those petitions remain pending before the Commission and Belo cannot predict what changes, if any, the FCC will make to its DTV must carry rules on reconsideration.

     In addition to digital must carry rights, another major concern for the DTV transition involves the technical standards needed to ensure that digital television sets can connect to cable systems. In December 2002, the cable and consumer electronics industries filed a Memorandum of Understanding (“MOU”) with the FCC detailing an agreement on a cable compatibility standard for an integrated, one-way digital cable television receiver, as well as other unidirectional digital cable products. On September 10, 2003, the FCC adopted “plug-and-play” rules for cable adaptability that are substantially similar to those proposed in the MOU. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only and the cable and electronics industries continue to work towards an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view and cable operator-enhanced electronic programming guides. Belo cannot predict the outcome of those negotiations.

     More recently, the FCC issued a decision regarding how over-the-air digital broadcasts may be protected from unauthorized copying and distribution. Specifically, on November 4, 2003 the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag.” A broadcast flag is a digital code that can be embedded into a digital broadcasting stream. This will allow a broadcaster, at its discretion, to prevent mass distribution of its digital signal over the Internet, without affecting consumers’ ability to make digital copies. The Commission also adopted a Further Notice of Proposed Rulemaking seeking comment on a permanent objective process for the approval of digital recording and output content protection technologies that will foster innovation and marketplace competition. This proceeding remains pending and Belo cannot predict its outcome.

     Additionally, the FCC adopted a Notice of Proposed Rulemaking to consider a wide range of legal, technical and policy issues concerning the digital operation of Low Power Television (“LPTV”) stations, TV translator stations and TV booster stations. The Commission has tentatively decided that an LPTV or TV translator station may convert to digital on its existing channel or may apply for a second channel. Belo owns and operates 24 television translators and LPTV stations. This proceeding remains pending and Belo cannot predict its outcome.

     In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees in the DTV era. Specifically, the FCC requested information in four general areas:

•	The new flexibility and capabilities of digital television, such as multiple channel transmission;

•	Service to local communities, including information on public interest activities and disaster relief;

•	Enhancing access to the media by persons with disabilities and using DTV to encourage diversity in the digital era; and

•	Enhancing the quality of political discourse.

In commencing the proceeding, the FCC did not propose specific new rules or policies, but stated that it was seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV. In early 2003, the Commission called for further comments to update the record on the public interest issues, particularly with regard to multicasting obligations. This proceeding remains pending and Belo cannot predict its outcome.

     In addition, the FCC has commenced, but not completed, a proceeding specifically addressing the children’s programming obligations of DTV broadcast licensees and how the current children’s programming rules should apply to DTV. In this proceeding, the FCC is considering a number of measures that might increase licensees’ current obligation to air at least three hours of educational programming per week.

     Ownership Rules. The FCC’s broadcast ownership rules limit the ownership, operation or control of, as well the “attributable” interests or voting power in: (1) television stations serving the same area; (2) television stations and daily newspapers serving the same area; and (3) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. Pursuant to the 1996 Act and recent appropriations legislations, the FCC must review all of its broadcast ownership rules every four years to determine if they remain necessary in the public interest.

     On June 2, 2003, the FCC modified several of its rules governing the ownership of television stations and other media outlets in national and local markets. The modified rules are currently subject to further FCC and judicial review as well as possible congressional action. Specifically, multiple petitions for review of the Commission’s June 2 decision have been consolidated in an appellate proceeding before the U.S. Court of Appeals for the Third Circuit. In September 2003, the Third Circuit issued a stay order preventing the FCC from putting the new media ownership rules into effect pending the outcome of the appeal proceeding. As a result, the former media ownership rules will remain in effect at least until the Court issues a decision, which is anticipated to occur in mid-2004. Further, there are several legislative efforts currently in process that ultimately may alter or roll back the new media ownership rules.

     The FCC’s ownership rules, both those adopted in the June 2 decision and the pre-existing rules that currently remain in effect pursuant to the Court’s stay order, affect the number, type and location of newspaper and broadcast properties that Belo is able to acquire. For example, under the pre-existing FCC rules, Belo generally may not acquire any daily newspaper property in a market where it now owns or has an interest in a television station deemed attributable under FCC rules. (Belo’s ownership of both The Dallas Morning News and WFAA in the Dallas/Fort Worth market predates the adoption of the FCC’s rules regarding newspaper/broadcast cross-ownership and was “grandfathered” by the FCC.) The Company cannot predict how ownership rule modifications including relaxation or elimination of the pre-existing restrictions will affect the broadcasting industry generally or Belo specifically.

     The following describes the FCC’s broadcast ownership rules directly affecting Belo prior to the FCC’s June 2, 2003 decision and currently in effect, and the changes that will occur if the new rules become effective:

     Local TV Ownership Rule:

•	Existing Rule: Permits common ownership of two commercial television stations with overlapping Grade B contours within a single DMA if (1) eight or more independently owned, full-power, and operational commercial and noncommercial TV stations will remain in the market after the merger and (2) at least one of the commonly-owned stations is not ranked among the top four in the market based on audience share (“top four” standard). Waivers are permitted in the case of failed, failing and unbuilt stations.

•	New Rule: Would permit a company to own two TV stations in any DMA with at least five television stations, but retains the top four standard. In the largest markets (18 or more TV stations), the new rule allows a company to own three TV stations so long as no more than one is among the market’s top four. In addition to retaining the failed, failing and unbuilt station waiver standard, the new rule also allows parties to seek waivers of the “top four” restriction in markets with 11 or fewer stations.

     Cross-Media Limits:

•	Existing Newspaper/Broadcast Cross-Ownership Rule: Prohibits one entity from owning either a TV or radio broadcast station and a daily newspaper in the same local community.

•	New Cross-Media Limits: The new cross-media limits would replace both the former newspaper/broadcast cross-ownership restriction and the FCC’s former radio/television cross-ownership limits:

(1)	In DMAs with three or fewer TV stations, the FCC will not permit cross-ownership between TV stations, radio stations and daily newspapers.

(2)	In DMAs with four to eight TV stations, the FCC will permit parties to have one of the three following combinations: (a) one or more daily newspaper(s), one TV station, and up to 50 percent of the radio stations that would be permissible under the local radio ownership limits (which allow common ownership of a maximum of between five and eight commercial radio stations, depending on market size); or (b) one or more daily newspaper(s) and as many radio stations as can be owned pursuant to the local radio ownership limits; or (c) two TV stations (so long as ownership would be permissible under the local TV ownership rule) and as many radio stations as the local radio ownership limits permit (but no daily newspapers).

(3)	In DMAs with nine or more TV stations, the FCC will permit any newspaper and broadcast cross-media combinations so long as it complies with the local TV ownership rule and local radio ownership limits.

     National Television Station Ownership Rule:

•	Existing Rule: Prohibits any entity from controlling TV stations with a combined potential audience reach that exceeds 35 percent of the TV households in the U.S. An owner of a UHF station is attributed with only 50 percent of the TV households in the station’s market (“UHF discount”).

•	New Rule: Would prohibit any entity from controlling TV stations with a combined potential audience reach that exceeds 45 percent of the TV households in the U.S.; retains the UHF discount.

•	As noted above, Congress has used the appropriations process to prevent implementation of the revised national cap. The recent Consolidated Appropriations Act of 2004 includes a compromise provision directing the FCC to set the cap at 39 percent. There may be further legislative efforts to restore the former 35 percent cap.

Attribution Rules

     Pursuant to FCC rules adopted in August 1999, as modified slightly on January 2001, the following positions and interests generally are considered “attributable” for purposes of the agency’s broadcast ownership restrictions:

•	All officers and directors of a licensee and its direct or indirect parent(s);

•	Voting stock interests of at least five percent;

•	Stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks and insurance companies);

•	Any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•	Equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company, cable operator or newspaper.

     The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s regulations and policies. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters are now, or may become, the subject of court litigation and Belo cannot predict the outcome of any such litigation or the affect on its business.

Employees

     As of December 31, 2003, the Company had approximately 6,700 full-time and 1,200 part-time employees, including approximately 1,200 employees who are represented by various employee unions. Approximately one-half of these union employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations and other properties. Belo believes its relations with its employees are satisfactory.

Available Information

     Belo maintains its corporate Web site at www.belo.com. Belo makes available free of charge on www.belo.com this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     At December 31, 2003, Belo owned broadcast operating facilities in the following U.S. cities: Dallas, Texas (WFAA); Houston, Texas (KHOU); Seattle, Washington (KING and KONG); Phoenix, Arizona (KTVK and KASW); Portland, Oregon (KGW); Charlotte, North Carolina (WCNC); San Antonio, Texas (KENS); New Orleans, Louisiana (WWL); Norfolk, Virginia (WVEC); Louisville, Kentucky (WHAS); Austin, Texas (KVUE); Tucson, Arizona (KMSB); Spokane, Washington (KREM and KSKN); and Boise, Idaho (KTVB). The Company also leases broadcast facilities for the operations of KMOV in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market (WFAA, KGW, KENS and KVUE). The Company leases broadcast towers for the digital transmission of KMSB and for both the digital and analog transmission of KTTU. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

     The Company leases a facility in Washington, D.C. that is used by its television and newspaper operations for the gathering and distribution of news from the nation’s capital. This facility includes a broadcast studio as well as general office space.

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

     The Company also owns and operates a newspaper printing facility in Providence, Rhode Island where three high-speed flexographic presses are housed to print The Providence Journal. The remainder of The Providence Journal’s operations is housed in a Company-owned, five-story building in downtown Providence.

     The Company owns and operates a newspaper publishing facility and a commercial printing facility in Riverside, California. The newspaper publishing facility is located in downtown Riverside, California and is equipped with three high-speed offset presses to print The Press-Enterprise. The non-production operations of The Press-Enterprise are also housed in this facility.

     Each of Belo’s three large market newspapers’ facilities is equipped with computerized input and photocomposition equipment and other equipment that is used in the production of both news and advertising copy.

     TXCN’s operations are conducted from a fully-equipped digital television facility located in downtown Dallas and owned by the Company. NWCN conducts its regional cable news operations from the KING facility in Seattle, Washington.

     The Company’s corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices located in downtown Dallas in a seventeen-story office building owned by the Company. The Company also leases space for its secondary data center in Irving, Texas.

     The operations of Belo Interactive are located at each of Belo’s individual operating units and in leased office space in downtown Dallas.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s authorized common equity consists of 450,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above Series B shares automatically convert into Series A shares. Shares of the Company’s Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. See Note 10 of the Notes to Consolidated Financial Statements.

     The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends attributable to each quarter for both the Series A and Series B Common Stock.

		HIGH	LOW	CLOSE	DIVIDENDS

2003	Fourth Quarter	$28.79	$23.88	$28.34	$.095
	Third Quarter	$25.90	$21.62	$24.25	$.095
	Second Quarter	$23.99	$19.90	$22.36	$.075
	First Quarter	$23.20	$18.72	$20.26	$.075

2002	Fourth Quarter	$24.41	$19.96	$21.32	$.075
	Third Quarter	$24.52	$17.75	$21.88	$.075
	Second Quarter	$24.52	$22.06	$22.61	$.075
	First Quarter	$24.00	$18.00	$23.25	$.075

     On February 10, 2004, the closing price for the Company’s Series A Common Stock as reported on the New York Stock Exchange was
$27.82. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 23,662 and 458, respectively.

Item 6. Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2003. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data,” including the Notes thereto.

In thousands, except per share amounts	2003	2002	2001	2000	1999

Net operating revenues:
Television Group revenues(a)	$646,666	$657,538	$597,881	$693,391	$598,737
Newspaper Group revenues(b)	745,941	733,631	737,594	871,395	816,980
Interactive Media revenues	24,595	19,472	13,065	10,319	6,520
Other revenues(c)	18,809	17,266	16,163	14,287	11,849

Total net operating revenues	$1,436,011	$1,427,907	$1,364,703	$1,589,392	$1,434,086

EBITDA:
Television Group(d)	$268,245	$282,240	$236,180	$304,365	$246,547
Newspaper Group(e)	192,189	194,240	173,413	251,239	236,175
Interactive Media	(5,541)	(10,738)	(16,980)	(16,899)	(8,365)
Other	(489)	(1,248)	(1,955)	(3,569)	(4,990)
Corporate	(43,925)	(45,967)	(43,968)	(46,797)	(35,281)

Segment EBITDA(f)	$410,479	$418,527	$346,690	$488,339	$434,086
Gain on the sale of subsidiaries and investments(g)	—	—	—	104,628	117,766
Other income (expense), net	(7,181)	5,045	(29,261)	(8,408)	4,157

Consolidated EBITDA(f)	$403,298	$423,572	$317,429	$584,559	$556,009
Depreciation and amortization(h)	(100,228)	(105,332)	(183,010)	(184,972)	(168,961)
Interest expense	(93,610)	(104,786)	(112,656)	(132,753)	(110,595)
Income taxes	(80,935)	(82,328)	(24,449)	(116,009)	(98,147)

Net earnings (loss)(h) (i)	$128,525	$131,126	$(2,686)	$150,825	$178,306

Per share amounts:
Basic earnings (loss) per share(h) (i)	$1.13	$1.17	$(0.02)	$1.29	$1.51
Diluted earnings (loss) per share(h) (i)	$1.11	$1.15	$(0.02)	$1.29	$1.50
Cash dividends paid	$0.34	$0.30	$0.30	$0.28	$0.26

Total assets(a) (b)	$3,602,601	$3,614,055	$3,671,604	$3,892,608	$3,975,480
Long-term debt(j)	$1,270,900	$1,441,200	$1,696,900	$1,789,600	$1,849,490

(a)	The Company acquired KVUE in June 1999 in exchange for KXTV and purchased KTVK in November 1999. Belo sold KASA-TV and KHNL-TV in October 1999 and KOTV in December 2000.

(b)	The Company purchased the Denton Record-Chronicle in June 1999. Belo sold The Gleaner, The Eagle and the Messenger-Inquirer on November 1, December 1 and December 31, 2000, respectively.

(c)	Other revenues consist primarily of the Company’s regional cable news operations, NWCN and TXCN and, beginning in 2003, revenues from Belo’s consumer expositions business.

(d)	In 2001, Television Group EBITDA includes a charge for employee reduction initiatives totaling $897.

(e)	In 2001, Newspaper Group EBITDA includes a charge for a voluntary early retirement program at The Providence Journal and other employee reduction initiatives totaling $2,261.

(f)	All references to consolidated EBITDA and to its component, segment EBITDA, are references to non-GAAP financial measures. Consolidated EBITDA, which is reconciled to net earnings (loss) above, is defined as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company’s results from operations before interest, income taxes, depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(g)	In 2000, the Company recorded a gain of $104,628 on the sales of The Gleaner in Henderson, Kentucky, The Eagle in Bryan-College Station, Texas, the Messenger-Inquirer in Owensboro, Kentucky and KOTV in Tulsa, Oklahoma. In 1999, the Company recorded a non-cash gain of $50,312 on the exchange of KVUE in Austin, Texas for KXTV in Sacramento, California, a gain of $20,448 on the sales of KASA in Albuquerque, New Mexico and KHNL in Honolulu, Hawaii and a gain of $47,006 on the sale of its investment in Falcon Communications, a cable system operator.

(h)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and ceased the amortization of goodwill and certain other intangibles with indefinite lives. See Note 4 to the Consolidated Financial Statements.

(i)	Net earnings in 2003 includes an after-tax gain of $1,098 (1 cent per share) on the sale of KENS-AM, Belo’s radio station in San Antonio, Texas. Net earnings in 2002 includes an after-tax gain of $1,841 (2 cents per share) on the sale of the Company’s interest in the Dallas Mavericks and the American Airlines Center, an after-tax credit of $2,446 (2 cents per share) related to the favorable resolution of certain contingencies from properties sold in the fourth quarter of 2000 and an after-tax gain of $1,261 (1 cent per share) related to the curtailment of Belo’s post-retirement medical program. Net loss in 2001 includes an after-tax charge of $18,529 (17 cents per share) for the write-down of certain Internet investments and an after-tax charge of $5,221 (4 cents per share) related to early retirements and a Company-wide reduction in force. Net earnings in 2000 include the following after-tax items: 1) $65,367 (56 cents per share) gain on the sales of KOTV, the Messenger-Inquirer, The Eagle and The Gleaner; 2) $12,190 (10 cents per share) gain on a legal settlement; and 3) $18,331 (16 cents per share) charge for the write-down of certain Internet investments. Net earnings in 1999 include the following after-tax transactions: 1) $49,060 (41 cents per share) non-cash gain on the exchange of KXTV for KVUE; 2) $16,348 (14 cents per share) gain on the sale of KASA and KHNL; and 3) $28,489 (24 cents per share) gain on the sale of Belo’s investment in Falcon Communications.

(j)	Long-term debt decreased in 2003, 2002 and 2001 due primarily to the use of net cash provided by operations to pay down debt. Long-term debt decreased in 2000 due to cash proceeds from the sale of subsidiaries (partially offset by the repurchase of 9,642,325 shares of the Company’s stock for $171,712). Long-term debt increased in 1999 due primarily to net borrowings of $298,796 to finance various acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the Company’s Consolidated Financial Statements and related notes which are filed as part of this report.

     The Company operates its business in four segments, the Television Group, the Newspaper Group, Interactive Media and Other. The Company owns and operates 19 television stations and publishes four daily newspapers. The following table sets forth the Company’s major media assets by segment as of December 31, 2003:

Television Group

						Number of	Station		Station
	Market					Commercial	Rank in		Audience
	Rank		Year	Network		Stations in	Market		Share in
Market	(a)	Station	Acquired	Affiliation(b)	Channel	Market(c)	(d)		Market(e)

Dallas/Fort Worth	7	WFAA	1950	ABC	8	16	1		13
Houston	11	KHOU	1984	CBS	11	16	2		13
Seattle/Tacoma	12	KING	1997	NBC	5	14	1		16
Seattle/Tacoma	12	KONG	2000	IND	16	14	5	*	3
Phoenix	15	KTVK	1999	IND	3	13	1	*	9
Phoenix	15	KASW	2000	WB	61	13	6		5
St. Louis	21	KMOV	1997	CBS	4	8	2		15
Portland	24	KGW	1997	NBC	8	9	1		13
Charlotte	28	WCNC	1997	NBC	36	8	3		8
San Antonio	37	KENS	1997	CBS	5	10	1	*	13
San Antonio (f)	37	KBEJ	—	UPN	2	10	6		1
Hampton/Norfolk	41	WVEC	1984	ABC	13	7	2	*	11
New Orleans	42	WWL	1994	CBS	4	8	1		19
Louisville	50	WHAS	1997	ABC	11	7	1	*	13
Austin	54	KVUE	1999	ABC	24	6	1	*	11
Tucson	71	KMSB	1997	FOX	11	9	4	*	4
Tucson (g)	71	KTTU	2002	UPN	18	9	4	*	3
Spokane	80	KREM	1997	CBS	2	6	1		16
Spokane (h)	80	KSKN	2001	WB	22	6	5		3
Boise (i)	123	KTVB	1997	NBC	7	5	1		25

Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation(k)	Circulation(k)

The Dallas Morning News (“DMN”)	Dallas, TX	(j)	526,191	785,876
The Providence Journal (“PJ”)	Providence, RI	February 1997	167,609	236,096
The Press-Enterprise (“PE”)	Riverside, CA	July 1997	183,974	187,817
Denton Record-Chronicle	Denton, TX	June 1999	13,737	17,310

Interactive Media

Belo Interactive, Inc. (“BI”)	Includes the Web site operations of Belo’s operating companies, interactive alliances and Internet-based products and services, with 5.7 million registered users.(l)

Other

NorthWest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, or Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on November 2003 Nielsen estimates.

(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Approximately 3.5 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and national cable channels.

(d)	Station rank is derived from the station’s rating, which is based on November 2003 Nielsen estimates of the number of television households tuned to the Company’s station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.

(e)	Station audience share is based on November 2003 Nielsen estimates of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(f)	Belo entered into an agreement to operate KBEJ under a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.

(g)	Belo acquired KTTU, previously operated under an LMA, on March 12, 2002.

(h)	Belo acquired KSKN, previously operated under an LMA, on October 1, 2001.

(i)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(j)	The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(k)	Average paid circulation is for the six months ended September 30, 2003, according to the Audit Bureau of Circulations’ FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2002.

(l)	The majority of Belo Interactive’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information.

*	Tied with one or more stations in the market.

     The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. As a result, the Company’s operations are sensitive to changes in the economy, particularly in the Dallas/Fort Worth metropolitan area, where its two largest properties are located. The Company also derives revenues, to a much lesser extent, from the sale of daily newspapers, from compensation paid by networks to its television stations for broadcasting network programming and from subscription and data retrieval fees and amounts charged to customers for commercial printing jobs.

     During 2003 and 2002, the Company’s performance, and the performance of the television and newspaper industries as a whole, were negatively impacted by the economic downturn and reduced advertising expenditures. While the economic environment remains challenging, Television Group and Newspaper Group advertising revenues, excluding television political advertising revenues, showed signs of improvement in the second half of 2003.

     Total net revenues in 2003 were modestly higher than 2002 revenues as a result of increases in Newspaper Group and Interactive Media revenues, partially offset by a decrease in Television Group revenues.

     The Company intends the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

     The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

     All references to earnings per share represent diluted earnings per share.

     Statements in Item 7. and 7A. and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements. Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, filings with the Securities and Exchange Commission and elsewhere in this Annual Report on Form 10-K.

GAAP AND NON-GAAP FINANCIAL MEASURES

     In this report, financial measures are presented in accordance with GAAP and also on a non-GAAP basis. GAAP refers to generally accepted accounting principles in the United States of America. All references in this report to EBITDA and operating costs and expenses before depreciation and amortization are non-GAAP financial measures. Management believes that the use of these non-GAAP financial measures enables management and investors to evaluate, and compare from period to period, the Company’s results from ongoing operations in a meaningful and consistent manner. EBITDA is used in the broadcasting and publishing industries to analyze and compare companies on the basis of operating performance and liquidity. EBITDA and operating costs and expenses before depreciation and amortization should not be used as measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to net earnings, earnings from operations, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements. Because EBITDA and operating costs and expenses before depreciation and amortization are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and operating costs and expenses before depreciation and amortization as presented may not be comparable to other similarly titled measures of other companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Belo’s financial statements are based on the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting Belo’s financial position and results of operations.

Revenue Recognition Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions.

Bad Debt Belo maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Belo’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Property, Plant and Equipment, Goodwill and Other Intangible Assets In assessing the recoverability of the Company’s property, plant and equipment, goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At December 31, 2003, Belo had investments of $550,586 in net property, plant and equipment, $1,243,300 in goodwill and $1,362,203 in other intangible assets, primarily FCC licenses. During the year ended December 31, 2003, the Company did not record any impairment losses related to property, plant and equipment, goodwill or other intangible assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” See Note 4 to the Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

Contingencies Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on Belo’s consolidated financial position, liquidity or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Employee Benefits Belo is effectively self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience rate and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates, which would require the Company to record additional expenses.

Pension Benefits Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies prescribed under SFAS No. 87, “Employers’ Accounting for Pensions.” The Company uses assumptions including, but not limited to, the selection of the discount rate, long-term rate of return on plan assets, projected salary increases and mortality rates. The discount rate assumption is based on a review of high quality corporate bond rates and the change in these rates during the year. The assumptions regarding the long-term rate of return on plan assets and projected salary increases are based on an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. The actuarial assumptions used in the Company’s pension reporting are reviewed periodically and compared with external benchmarks so that they accurately account for the Company’s future pension obligations. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s pension plan.

RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

2003 COMPARED WITH 2002

Consolidated Results of Operations

     Total net operating revenues in 2003 were $1,436,011, an increase of $8,104 or 0.6 percent, over 2002 revenues due to increases of $12,310 in Newspaper Group revenues, $5,123 in Interactive Media revenues and $1,543 in Other revenues, partially offset by a $10,872 decrease in Television Group revenues.

     Salaries, wages and employee benefits expense increased 2.2 percent, from $505,463 in 2002 to $516,578 in 2003, primarily due to increases of $9,011 in salaries, $5,383 in pension expense, $5,335 in medical insurance expense and $2,440 in other benefits expense. These increases were offset by a $15,105 decrease in accruals for performance-based bonuses. In 2002, salaries, wages and employee benefits also included a $1,969 credit related to the curtailment of the Company’s post-retirement medical program.

     Other production, distribution and operating costs decreased from $380,945 in 2002 to $379,944 in 2003, primarily due to a decrease in repairs and maintenance ($2,545), partially offset by an increase in insurance expense ($1,967).

     Newsprint, ink and other supplies expense increased $6,038 or 4.9 percent, from $122,972 in 2002 to $129,010 in 2003, primarily due to an increase in the average cost per metric ton of newsprint. The average cost per metric ton of newsprint was 5.4 percent higher in 2003 than in 2002. Newsprint consumption was flat for 2003 when compared to the prior year.

      Depreciation expense decreased $5,248, from $97,032 in 2002 to $91,784 in 2003.

      Amortization expense increased from $8,300 in 2002 to $8,444 in 2003.

      Interest expense for 2003 was $93,610 or 10.7 percent lower than 2002 expense of $104,786, due primarily to lower average debt levels and the refinancing of $250,000 in fixed rate notes with lower rate revolving debt in June of 2002.

     Other income (expense), net decreased from income of $5,045 in 2002 to expense of $7,181 in 2003 primarily due to an increase in equity losses from Belo’s local cable news partnerships with Time Warner (the Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively), partially offset by a $1,796 gain in the fourth quarter of 2003 on the sale of KENS-AM, the Company’s radio station in San Antonio, Texas. In addition, other income (expense), net in 2002 included a $4,787 credit related to the favorable resolution of certain contingencies associated with the Company’s sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas and a gain of $2,375 on the sale of Belo’s interest in the Dallas Mavericks and the American Airlines Center.

     The effective tax rate for both 2003 and 2002 was 38.6 percent.

     As a result of the factors discussed above, the Company recorded net earnings of $128,525 ($1.11 per share) for 2003, compared with net earnings of $131,126 ($1.15 per share) for 2002.

Segment Results of Operations

				Operating Costs
				and Expenses
				before
	Net Operating	Operating Costs and	Depreciation and	Depreciation and	Earnings from
Year ended December 31, 2003	Revenues	Expenses	Amortization	Amortization	Operations	EBITDA

Television Group	$646,666	$421,311	$42,890	$378,421	$225,355	$268,245
Newspaper Group	745,941	601,200	47,448	553,752	144,741	192,189
Interactive Media	24,595	33,713	3,577	30,136	(9,118)	(5,541)
Other	18,809	21,898	2,600	19,298	(3,089)	(489)
Corporate	—	47,638	3,713	43,925	(47,638)	(43,925)

Segment Total	$1,436,011	$1,125,760	$100,228	$1,025,532	$310,251	$410,479

Other Income (Expense), Net(1)						(7,181)

Consolidated EBITDA(2)						403,298
Depreciation and Amortization						(100,228)
Interest Expense						(93,610)
Income Taxes						(80,935)

Net Earnings						$128,525

				Operating Costs
				and Expenses
				before
	Net Operating	Operating Costs and	Depreciation and	Depreciation and	Earnings from
Year ended December 31, 2002	Revenues	Expenses	Amortization	Amortization	Operations	EBITDA

Television Group	$657,538	$423,098	$47,800	$375,298	$234,440	$282,240
Newspaper Group	733,631	587,863	48,472	539,391	145,768	194,240
Interactive Media	19,472	33,683	3,473	30,210	(14,211)	(10,738)
Other	17,266	20,887	2,373	18,514	(3,621)	(1,248)
Corporate(3)	—	49,181	3,214	45,967	(49,181)	(45,967)

Segment Total	$1,427,907	$1,114,712	$105,332	$1,009,380	$313,195	$418,527

Other Income (Expense), Net(1)						5,045

Consolidated EBITDA(2)						423,572
Depreciation and Amortization						(105,332)
Interest Expense						(104,786)
Income Taxes						(82,328)

Net Earnings						$131,126

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(1)	Other income (expense), net consists primarily of equity earnings (losses) from partnerships and joint ventures and other non-operating income (expense). In 2003, other income (expense), net includes a gain of $1,796 on the sale of KENS-AM. In 2002, other income (expense), net includes a credit of $4,787 related to the favorable resolution of certain contingencies from properties sold in the fourth quarter of 2000 and a gain of $2,375 on the sale of the Company’s interest in the Dallas Mavericks and American Airlines Center.

(2)	Consolidated EBITDA, which is reconciled to net earnings above, is defined as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company’s results from operations before interest, income taxes, depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(3)	Corporate expense in 2002 includes a credit of $1,969 related to the curtailment of the Company’s post-retirement medical program.

Television Group

     Television Group revenues for 2003 were $646,666 or 1.7 percent lower than 2002 revenues of $657,538. Total spot revenues including political advertising decreased 2 percent in 2003 as compared to the prior year. Revenues from political advertising were $10,272 in 2003 compared to $48,684 in 2002. Total spot revenues excluding political advertising increased 4.5 percent in 2003 when compared to 2002. The largest increases in spot revenue excluding political advertising for 2003 were reported in the automotive, radio and television and financial services categories, while the largest decrease was in the restaurant category. Local spot revenues were 7.3 percent higher in 2003 than in 2002. The most significant increases in local spot revenues were in the Seattle/Tacoma, Phoenix, Portland and St. Louis markets, while the largest decrease was in the Dallas/Fort Worth market. National spot revenues were flat in 2003 when compared to 2002 with increases in the Phoenix and Dallas/Fort Worth markets offset by decreases in the Portland and Seattle/Tacoma markets. Spot revenues in 2002 also included approximately $9,000 of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Winter Olympics in February 2002.

      Television Group operating costs and expenses before depreciation and amortization increased $3,123, or less than one percent, in 2003 when compared to the prior year, with increases in salaries, medical insurance and pension expense offset by decreases in performance-based bonuses, repairs and maintenance expense and outside solicitation. EBITDA for the Television Group decreased $13,995, or 5 percent, for 2003 as compared to 2002. Earnings from operations for the Television Group decreased 3.9 percent from $234,440 in 2002 to $225,355 in 2003.

Newspaper Group

     Newspaper Group revenues for 2003 were $745,941, an increase of 1.7 percent over 2002 revenues of $733,631. In 2003, advertising revenue accounted for 84.6 percent of total Newspaper Group revenue while circulation revenue accounted for 12 percent and commercial printing accounted for most of the remaining amount.

      Newspaper volume is measured in column inches. Volume for DMN was as follows (in thousands):

Year ended December 31,	2003	2002	% Change

Full-run ROP (“Run of Press”) inches(1)
Classified	1,505	1,587	(5.2)%
Retail	861	920	(6.4)%
General	287	273	5.1%

Total	2,653	2,780	(4.6)%

(1)	Full-run ROP inches refer to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.

     Total revenues at DMN were flat for 2003 when compared to 2002. DMN advertising revenues were less than one percent lower in 2003 compared to the prior year. Classified advertising revenues declined 6.1 percent in 2003 as compared to the prior year, primarily due to decreased volumes in classified employment advertising. The unemployment rate in the Dallas area was higher than the national average throughout 2003, which contributed to a 23.4 decrease in classified employment revenues in 2003 when compared to 2002. Excluding classified employment, advertising revenues were up 2.8 percent in 2003. Classified real estate revenues increased 6.8 percent in 2003 compared to 2002 primarily due to higher rates. Classified automotive revenues decreased 2.8 percent in 2003 compared to the prior year due to decreased volumes. Retail advertising revenues decreased 3 percent in 2003 when compared to the prior year primarily due to decreased linage in the department store and automotive categories, partially offset by higher rates in the department store category. General advertising revenues were 7.2 percent higher in 2003 due to higher volumes in the automotive and financial services categories and higher rates in the financial services category. Total Market Coverage (“TMC”) and preprints revenue increased 4.3 percent in 2003 as compared to the prior year. Circulation revenues at DMN improved 2.6 percent in 2003 when compared to the prior year period.

     Total revenues for PJ were 2.4 percent higher in 2003 compared to 2002. Revenues from preprints and TMC increased 13.4 percent year over year, primarily due to increases in the department stores, furniture and home accessories and sporting goods categories. Retail advertising revenues improved 2.2 percent in 2003 when compared to the prior year due to gains in the automotive, sporting goods and movie theatres categories. General advertising and classified advertising revenues were flat for 2003 when compared to 2002. Circulation revenues declined 2.5 percent in 2003 due primarily to lower rates to the newspaper’s distributors, offset somewhat by a slight increase in circulation volumes.

     At PE, total revenues were up 5.8 percent in 2003 compared with 2002, primarily due to increases in general advertising revenues and revenues from preprints and TMC. General advertising revenues increased 30.7 percent in 2003 as compared to 2002, primarily due to gains in the telecom, financial services and insurance categories. Preprints and TMC revenues increased 16.6 percent primarily due to increases in the home improvement, apparel and discount store categories. Retail advertising revenues declined 8.2 percent in 2003 when compared with 2002, with the largest decreases in the home furnishings, department store, food and entertainment categories. Increases were also reported in other advertising revenues and commercial printing revenue. Classified advertising revenues were 3.6 percent higher in 2003 compared to 2002. Circulation revenue was flat for PE when comparing 2003 to 2002.

     Newspaper Group operating costs and expenses before depreciation and amortization increased 2.7 percent in 2003 when compared to the prior year primarily due to increases in newsprint, salaries, pension and medical insurance expenses, offset by a decrease in accruals for performance-based bonuses. Newsprint expense was 5.7 percent higher in 2003 due to a 5.4 percent increase in the average cost per ton of newsprint. As a result, Newspaper Group EBITDA for 2003 decreased $2,051, or 1.1 percent, when compared to 2002. Earnings from operations for the Newspaper Group decreased from $145,768 in 2002 to $144,741 in 2003.

Interactive Media and Other Segments

     The Company continues to invest in its Interactive Media and regional cable news operations. Interactive Media revenues, which are primarily derived from advertising, increased 26.3 percent, from $19,472 in 2002 to $24,595 in 2003. Interactive Media operating costs and expenses before depreciation and amortization were flat for 2003 when compared to 2002. As a result of increased revenues, the Interactive Media EBITDA deficit improved from $10,738 in 2002 to $5,541 in 2003. Loss from operations for Interactive Media decreased $5,093, from $14,211 in 2002 to $9,118 in 2003.

     Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN and, beginning in 2003, revenues from Belo’s consumer expositions business. Revenues from Belo’s cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 8.9 percent, from $17,266 in 2002 to $18,809 in 2003 reflecting a revenue increase in cable news and the inclusion of revenue from Belo’s expositions business. Operating costs and expenses before depreciation and amortization increased 4.2 percent in 2003 as compared to 2002 due to the addition of expenses from the expositions business. As a result, the EBITDA deficit for the Other segment improved from $1,248 in 2002 to $489 in 2003. Loss from operations for the Other segment decreased from $3,621 in 2002 to $3,089 in 2003.

2002 COMPARED WITH 2001

     Results for 2002 include the effect of the acquisition of KTTU in Tucson, Arizona on March 12, 2002. Results for 2001 include the effect of the acquisition of KSKN in Spokane, Washington on October 1, 2001. Both stations were previously operated by Belo under LMAs. The effects of both of these acquisitions are immaterial.

Consolidated Results of Operations

     Total net operating revenues in 2002 were $1,427,907, an increase of $63,204 or 4.6 percent over 2001 revenues due to increases of $59,657 in Television Group revenues, $6,407 in Interactive Media revenues and $1,103 in Other revenues, partially offset by a $3,963 decrease in Newspaper Group revenues.

     Salaries, wages and employee benefits expense increased 1.8 percent, from $496,463 in 2001 to $505,463 in 2002, due to an increase of $20,601 for performance-based bonuses and a $5,752 increase in pension expense. These increases were offset by a $20,235 decrease in salaries and a $1,969 credit related to the curtailment of the Company’s post-retirement medical program. In 2001, salaries, wages and employee benefits expense included a charge of $8,060 related to early retirements and a Company-wide reduction in force. Pension expense increased in 2002 due primarily to a reduction in the assumed long-term rate of return on pension fund assets.

     Other production, distribution and operating costs increased from $366,122 in 2001 to $380,945 in 2002, or 4 percent, primarily due to increases in outside services ($7,063), outside solicitation ($5,221), cash programming ($3,244), distribution expense ($3,300) and insurance ($2,395), partially offset by a decrease in bad debt expense ($4,651).

     Newsprint, ink and other supplies expense was $122,972 in 2002, a decrease of $32,456, or 20.9 percent, as compared to 2001 expense of $155,428 primarily due to a decrease in the average cost per metric ton of newsprint. The average cost per metric ton of newsprint was 22.8 percent lower in 2002 than in 2001. Newsprint consumption decreased 1.6 percent as compared to the year earlier period.

     Depreciation expense decreased $5,147, from $102,179 in 2001 to $97,032 in 2002 due to lower levels of capital spending in 2001 and 2002.

      Amortization expense decreased from $80,831 in 2001 to $8,300 in 2002 due to the Company’s adoption of SFAS No. 142 effective January 1, 2002. See Note 4 of the Notes to Consolidated Financial Statements.

     Interest expense for 2002 was $104,786, or 7 percent, lower than 2001 expense of $112,656 due primarily to lower average debt levels and the refinancing of $250,000 in fixed rate notes with lower rate revolving debt in June of 2002.

     Other income (expense), net increased from expense of $29,261 in 2001 to income of $5,045 in 2002 primarily due to a $28,785 charge in 2001 related to the write-down of the Company’s investments in certain Internet-related companies, a $4,787 credit in 2002 related to the favorable resolution of certain contingencies associated with the Company’s sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas and a $2,375 gain in the first quarter of 2002 on the sale of Belo’s interest in the Dallas Mavericks and the American Airlines Center.

     The effective tax rate for 2002 was 38.6 percent, compared with an effective tax rate of 112.3 percent for 2001. The lower rate in 2002 is due to the elimination of non-deductible goodwill amortization upon adoption of SFAS No. 142 and higher pretax earnings. The effective tax rate would have been 42.3 percent for 2001 if SFAS No. 142 had been in effect at the beginning of the year.

     As a result of the factors discussed above, the Company recorded net earnings of $131,126 ($1.15 per share) for 2002, compared with a net loss of $2,686 (2 cents per share) in 2001. Net earnings for 2001 would have been $55,950 (51 cents per share) if SFAS No. 142 had been in effect at the beginning of the year.

Segment Results of Operations

				Operating Costs
				and Expenses
			Depreciation	before
	Net Operating	Operating Costs and	and	Depreciation and	Earnings from
Year ended December 31, 2002	Revenues	Expenses	Amortization(1)	Amortization	Operations	EBITDA

Television Group	$657,538	$423,098	$47,800	$375,298	$234,440	$282,240
Newspaper Group	733,631	587,863	48,472	539,391	145,768	194,240
Interactive Media	19,472	33,683	3,473	30,210	(14,211)	(10,738)
Other	17,266	20,887	2,373	18,514	(3,621)	(1,248)
Corporate	—	49,181	3,214	45,967	(49,181)	(45,967)

Segment Total	$1,427,907	$1,114,712	$105,332	$1,009,380	$313,195	$418,527

Other Income (Expense), Net(2)						5,045

Consolidated EBITDA(3)						423,572
Depreciation and Amortization						(105,332)
Interest Expense						(104,786)
Income Taxes						(82,328)

Net Earnings						$131,126

				Operating Costs
				and Expenses
			Depreciation	before
	Net Operating	Operating Costs and	and	Depreciation and	Earnings from
Year ended December 31, 2001	Revenues	Expenses	Amortization(1)	Amortization	Operations	EBITDA

Television Group	$597,881	$471,859	$110,158	$361,701	$126,022	$236,180
Newspaper Group	737,594	626,987	62,806	564,181	110,607	173,413
Interactive Media	13,065	33,117	3,072	30,045	(20,052)	(16,980)
Other	16,163	20,904	2,786	18,118	(4,741)	(1,955)
Corporate	—	48,156	4,188	43,968	(48,156)	(43,968)

Segment Total	$1,364,703	$1,201,023	$183,010	$1,018,013	$163,680	$346,690

Other Income (Expense), Net (2)						(29,261)

Consolidated EBITDA (3)						317,429
Depreciation and Amortization						(183,010)
Interest Expense						(112,656)
Income Taxes						(24,449)

Net Loss						$(2,686)

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(1)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and ceased amortization of goodwill and certain other intangibles with indefinite lives. See Note 4 to the Consolidated Financial Statements.

(2)	Other income (expense), net consists primarily of equity earnings (losses) from partnerships and joint ventures and other non-operating income (expense). In 2002, other income (expense), net included a credit of $4,787 related to the favorable resolution of certain contingencies from properties sold in the fourth quarter of 2000 and a gain of $2,375 on the sale of the Company’s interest in the Dallas Mavericks and American Airline Center. In 2001, other income (expense), net included a $28,785 charge related to the writedown of the Company’s investments in certain Internet-related companies.

(3)	Consolidated EBITDA, which is reconciled to net earnings above, is defined as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company’s results from operations before interest, income taxes, depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

     Television Group revenues for 2002 were $657,538, a 10 percent increase from 2001 revenues of $597,881. Total spot revenues including political revenue increased 10.8 percent in 2002 as compared to the prior year. Revenues from political advertising in 2002 were $48,684 compared to $5,536 in 2001, primarily due to certain election campaigns in Texas, Missouri, Arizona and Louisiana. Spot revenues in 2002 also included approximately $9,000 of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Winter Olympics in February 2002. The Company estimates lost advertising revenue of approximately $9,000 in 2001 related to the events of September 11.

     Local advertising revenues were 2.5 percent higher in 2002 than in 2001. The most significant increases in local advertising revenues were in the Dallas, Houston and Charlotte markets. National advertising revenues were up 4.2 percent in 2002 with the largest increases in the Phoenix, New Orleans and Hampton/Norfolk markets. The most significant increases in spot revenues were reported in the automotive and movies categories, while the largest decrease was in the telecom category.

     Television Group operating costs and expenses before depreciation and amortization for 2002 increased $13,597, or 3.8 percent, compared to 2001 as a result of increases in accruals for performance-based bonuses, programming costs and national representation fees. In 2001, Television Group operating costs and expenses before depreciation and amortization included a charge of $897 related to severance costs for a Company-wide reduction in force. EBITDA for the Television Group increased $46,060, or 19.5 percent, in 2002 when compared to 2001. Earnings from operations for the Television Group increased from $126,022 in 2001 to $234,440 in 2002, due in part to a $61,016 decrease in amortization expense resulting from adoption of SFAS No. 142 effective January 1, 2002. See Note 4 of Notes to the Consolidated Financial Statements.

Newspaper Group

     Newspaper Group revenues for 2002 were $733,631 or 0.5 percent lower than 2001 revenues of $737,594. In 2002, advertising revenue accounted for 84.8 percent of total Newspaper Group revenue while circulation revenue accounted for 12.2 percent and commercial printing accounted for most of the remaining amount.

     Newspaper volume is measured in column inches. Volume for DMN was as follows (in thousands):

Year ended December 31,	2002	2001	% Change

Full-run ROP (“Run of Press”) inches (1)
Classified	1,587	1,693	(6.3)%
Retail	920	890	3.4%
General	273	305	(10.5)%

Total	2,780	2,888	(3.7)%

(1)	Full-run ROP inches refer to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.

     DMN revenues decreased 1.9 percent in 2002 when compared to 2001. Classified advertising revenues declined 12.1 percent in 2002 as compared to the prior year, primarily due to a decrease in classified employment advertising volume. Classified employment revenues were down 34.6 percent in 2002 when compared to 2001. Excluding classified employment, advertising revenues were up 3.9 percent in 2002. Classified automotive and classified real estate revenues increased 6.2 percent and 3.1 percent, respectively, in 2002 when compared to the prior year. Retail advertising revenues increased 3.3 percent year over year due to increased volume, primarily in the entertainment, furniture and grocery categories. General advertising revenues declined 4.3 percent in 2002 due in part to lower volumes in the travel and automotive categories. TMC and preprints revenue increased 12.7 percent in 2002 as compared to the prior year. Circulation revenues at DMN were flat in 2002 when compared to 2001.

     Total revenues for PJ increased 1.2 percent in 2002 compared to 2001. General advertising revenues improved 21.1 percent due to gains in the automotive and travel/resort categories. Other advertising revenues increased 6.4 percent, primarily due to increases in preprints and TMC. Retail advertising revenues were 4 percent higher due to strength in the automotive and home improvement categories. These revenue increases were partially offset by a 5.3 percent decline in classified advertising revenues, particularly in classified employment. Circulation revenues were 2 percent lower in 2002 due primarily to changes in the circulation mix between home delivery and single-copy sales.

     Total revenues at PE were up 2.7 percent in 2002 compared with 2001. Increases in other revenues (consisting principally of commercial printing revenue), general advertising revenues and retail advertising revenues of 30 percent, 14.7 percent and 3.2 percent, respectively, were partially offset by a 2 percent decrease in classified advertising revenue. General advertising revenue gains for PE were primarily in the telecom, automotive, insurance and packaged goods categories and retail advertising gains were in the food, department store, apparel and electronics categories. Circulation revenue decreased 1.2 percent due to promotional campaigns associated with PE’s circulation expansion strategy.

     Newspaper Group operating costs and expenses before depreciation and amortization in 2001 included a $2,261 charge related to a voluntary early retirement program at PJ and severance costs for a Company-wide reduction in force. Newspaper Group operating costs and expenses before depreciation and amortization for 2002 decreased $24,790 or 4.4 percent, compared to 2001, primarily due to lower newsprint expense. Newsprint expense was 24 percent lower in 2002 due to a 22.8 percent decrease in the average cost per ton of newsprint. Excluding newsprint expense, Newspaper Group operating costs and expenses before depreciation and amortization increased 1.2 percent in 2002 when compared to 2001 primarily due to increases in outside services, performance-based bonuses, outside solicitation and pension expense offset by decreases in salaries and wages and bad debt expense. As a result, Newspaper Group EBITDA for 2002 increased $20,827, or 12 percent, when compared to 2001. Earnings from operations for the Newspaper Group increased from $110,607 in 2002 to $145,768 in 2003, due in part to a $14,025 decrease in amortization expense resulting from adoption of SFAS No. 142 effective January 1, 2002. See Note 4 of Notes to the Consolidated Financial Statements.

Interactive Media and Other Segments

     Interactive Media revenues for 2002 were $19,472, an increase of 49 percent, over 2001 revenues of $13,065. Interactive Media operating costs and expenses before depreciation and amortization in 2001 included $467 related to severance costs for a Company-wide reduction in force. Interactive Media operating costs and expenses before depreciation and amortization increased less than 1 percent in 2002 when compared to 2001 with increases in performance-based bonuses and outside services offset by lower advertising and promotion expense and license fees expense. As a result, the EBITDA deficit for the Interactive Media group improved from $16,980 in 2001 to $10,738 in 2002. Interactive Media loss from operations improved from $20,052 in 2001 to $14,211 in 2002.

     In 2002 and 2001, Other revenues consisted primarily of Belo’s regional cable news operations, NWCN and TXCN. Other revenues increased 6.8 percent, from $16,163 in 2001 to $17,266 in 2002. Operating costs and expenses before depreciation and amortization for the Other segment increased 2.2 percent in 2002 as compared to 2001. The EBITDA deficit for the Other segment improved from $1,955 in 2001 to $1,248 in 2002. Loss from operations for the Other segment decreased from $4,741 in 2001 to $3,621 in 2002.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands, except per share amounts)

     Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $257,851 in 2003 compared with $314,103 in 2002. The decrease in net cash provided by operations in 2003 is largely due to contributions to the Company’s defined benefit pension plan and cash requirements for 2002 bonuses paid in the first quarter of 2003. Net cash provided by operations was used to fund capital expenditures, common stock dividends, investments and to pay down debt. Total debt decreased $170,300 from December 31, 2002 to December 31, 2003.

     At December 31, 2003, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for these debt instruments is 7.5 percent. Belo also has $150,000 of additional debt securities available for issuance under a shelf registration statement filed in April 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management.

     At December 31, 2003, the Company had a $720,000 revolving credit facility. Borrowings under the credit facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bear interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to  .375 percent of the total unused commitment amount accrue and are payable under the credit facility. At December 31, 2003, borrowings under the credit facility were $162,000 and the weighted average interest rate for borrowings under the credit facility, which includes a .175 percent commitment fee, was 2.7 percent. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006.

     The Company is required to maintain certain financial ratios as of the end of each quarter, as defined in its revolving credit agreement. At December 31, 2003, the Company was in compliance with these requirements.

     On October 1, 2003, Belo completed the sale of KENS-AM, the Company’s radio station in San Antonio, Texas, for $3,201 which resulted in a pretax gain of $1,796.

     During 2003, Belo paid dividends of $38,613, or 34 cents per share, on Series A and Series B Common Stock outstanding, compared with $33,537, or 30 cents per share, during 2002.

     In 2003, the Company received proceeds from the exercise of stock options of $32,903, compared with $31,239 in 2002. The Company intends to purchase shares of Belo Common Stock in 2004 approximately equal to the number of employee options exercised during the period under existing repurchase authorizations.

     The table below summarizes the following specified commitments of the Company as of December 31, 2003:

Nature of Commitment	Total	2004	2005	2006	2007	2008	Thereafter

Broadcast rights	$209,489	$56,304	$51,912	$41,751	$33,423	$20,412	$5,687
Capital expenditures	10,844	5,092	844	847	668	672	2,721
Investments obligations	14,445	8,200	3,918	2,327	—	—	—
Non-cancelable operating leases	37,389	8,689	6,980	5,496	4,265	3,166	8,793
Long-term debt (principal only)	1,270,900	—	—	164,500	300,000	350,000	456,400

Total	$1,543,067	$78,285	$63,654	$214,921	$338,356	$374,250	$473,601

     Total capital expenditures for 2003 of $76,586 were primarily for Television Group and Newspaper Group equipment purchases. As of December 31, 2003, required future payments for capital projects in 2004 were approximately $5,100. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

     Capital spending in 2004 is currently expected to be approximately $90,000. The Company is in the early stages of analyzing certain major capital projects as they relate to facilities needs and press and packaging needs. While amounts and timing related to these projects are currently unknown, such expenditures will result in higher capital spending over a period of several years beginning in mid- to late 2004.

     During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable (“Time Warner”). The Time Warner agreements call for the creation and operation of 24-hour cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. As of December 31, 2003, investments totaling $33,977 ($7,027 of which was invested in 2003) had been made related to the Time Warner partnerships, the majority of which was used to fund capital expenditures and operating costs. Belo expects to invest approximately $8,200 in the Time Warner partnerships during 2004, the majority of which will be used to fund operating costs. The on-air dates of the news channels in Charlotte, Houston and San Antonio were June 14, 2002, December 12, 2002 and April 7, 2003, respectively.

     In 1999 and 2000, Belo made investments in other businesses, including approximately $63,000 in Internet-related companies. During 2001, Belo recorded write-offs of $28,785 ($18,529 net of taxes or 17 cents per share), related to certain of the Internet investments, recognizing a decline in value considered to be other than temporary. Write-offs of $28,500 ($18,311 net of tax or 16 cents per share) were recorded in 2000 related to these investments. At December 31, 2003 and 2002, the carrying value as adjusted by the write-offs approximated the fair value of these investments. The expenses of Belo’s Interactive Media segment exceeded revenues in 2003 as it continued to develop its business. The Interactive Media segment is expected to achieve breakeven EBITDA in 2004.

     In 2003, the Company made contributions to its defined benefit pension plan totaling $27,000. These contributions exceeded the Company’s required minimum contribution for ERISA funding purposes, which funding was to be made by September 2004. The Company expects to make additional contributions to the Plan during 2004 of approximately $25,000.

     The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

     The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. Belo’s strategy in managing its exposure to interest rate changes is to maintain a balance of fixed and variable-rate debt instruments. See Note 5 to the Consolidated Financial Statements for information concerning the contractual interest rates of Belo’s debt. At December 31, 2003 and 2002, the fair value of Belo’s fixed-rate debt was estimated to be $1,249,437 and $1,167,375, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The carrying value of fixed-rate debt was $1,100,000 at both at December 31, 2003 and 2002.

     Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $51,481 at December 31, 2003 ($57,435 at December 31, 2002). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates would have resulted in annual changes in Belo’s pretax earnings and cash flows of $436 and $950, at December 31, 2003 and 2002, respectively.

     In addition to interest rate risk, Belo has exposure to changes in the price of newsprint. The average price of newsprint is expected to be higher in 2004 than in 2003, although the amount and the timing of any increase cannot be predicted with certainty. Belo believes the newsprint environment for 2004, giving consideration to both cost and supply, to be manageable through existing relationships and sources.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements, together with the Report of Independent Auditors, are included elsewhere in this report. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related notes, or because such information is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended December 31, 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the headings “Proposal: Election of Directors,” “Executive Officers,” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2004 is incorporated herein by reference.

     Belo has a Code of Business Conduct and Ethics that applies to all directors, officers and employees, which can be found at the Company’s Web site, www.belo.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on the Company’s Web site. Information on Belo’s Web site is not incorporated by reference into this Annual Report on Form 10-K.

     The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating and Governance Committees and the Board of Directors. These documents can be found at the Company’s Web site, www.belo.com.

     A shareholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606

Item 11. Executive Compensation

     The information set forth under the heading “Executive Compensation - Summary Compensation Table, – Options/SAR Grants in 2003, – Aggregated Option/SAR Exercises in 2003 and 2003 Year-End Option/SAR Values, and – Retirement Benefits” and “Corporate Governance – Compensation of Directors” contained in the definitive Proxy

Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the heading “Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2004 is incorporated herein by reference.

     Information regarding the number of shares of Common Stock available under the Company’s equity compensation plans is included under the caption entitled “Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The Company is not aware of any related party transactions that would require disclosure.

Item 14. Principal Accountant Fees and Services

     The information set forth under the heading “Independent Auditors” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2004 is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	The financial statements listed in the Index to Financial Statements included in the Table of Contents are filed as part of this report.

	(2)	The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated Financial Statements or related notes, which are filed as part of this report.

	(3)	Exhibits

		Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.

Exhibit
Number		Description

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

Exhibit
Number		Description

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

4.7		Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2)	*	(a)	$200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b)	$100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

Exhibit
Number	Description

(5)	*	(a)	$200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

	*	(b)	$50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

~(1)	Belo Savings Plan:

*	(a)	Belo Savings Plan Amended and Restated July 1, 2000 (Exhibit 10.2(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (the “2nd Quarter 2000 Form 10-Q”))

*	(b)	First Amendment to the Belo Savings Plan effective December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

*	(c)	Second Amendment to Belo Savings Plan effective as of January 1, 2002 (Exhibit 4.16(c) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

*	(d)	Third Amendment to Belo Savings Plan effective as of May 7, 2002 (Exhibit 4.16(d) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

*	(e)	Fourth Amendment to Belo Savings Plan effective as of August 23, 2002 (Exhibit 10.2(1)(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “3rd Quarter 2002 Form 10-Q”))

*	(f)	Fifth Amendment to Belo Savings Plan effective as of September 27, 2002 (Exhibit 10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

*	(g)	Sixth Amendment to the Belo Savings Plan effective as of January 1, 2002 (Exhibit 10.2(1)(g) to the 2002 Form 10-K)

	(h)	Seventh Amendment to the Belo Savings Plan effective as of January 1, 2003

Exhibit
Number	Description

~(2)	Belo 1986 Long-Term Incentive Plan:

*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003

~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~(5)	Belo Supplemental Executive Retirement Plan

(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004

~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

24	Power of Attorney (set forth on the signature page(s) hereof)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On October 22, 2003, Belo filed a current report on Form 8-K reporting that the Company issued a press release announcing its consolidated financial results for the quarter ended September 30, 2003 and also issued a press release announcing the Company’s monthly revenue and statistical report for the month and nine months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Robert W. Decherd

Robert W. Decherd
Chairman of the Board, President & Chief Executive Officer

Dated: March 4, 2004

POWER OF ATTORNEY

     The undersigned hereby constitute and appoint Robert W. Decherd, Dennis A. Williamson and Guy H. Kerr, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Robert W. Decherd Robert W. Decherd	Chairman of the Board, President & Chief Executive Officer	March 4, 2004

/s/Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 4, 2004

/s/Louis E. Caldera	Director	March 4, 2004
Louis E. Caldera

/s/France A. Córdova, Ph. D	Director	March 4, 2004
France A. Córdova, Ph.D.

/s/Judith L. Craven, M.D., M.P.H	Director	March 4, 2004
Judith L. Craven, M.D., M.P.H

/s/Roger A. Enrico	Director	March 4, 2004
Roger A. Enrico

/s/Stephen Hamblett	Director	March 4, 2004
Stephen Hamblett

/s/Dealey D. Herndon	Director	March 4, 2004
Dealey D. Herndon

Signature	Title	Date

/s/Laurence E. Hirsch	Director	March 4, 2004
Laurence E. Hirsch

/s/Arturo Madrid, Ph.D.	Director	March 4, 2004
Arturo Madrid, Ph.D.

/s/Wayne R. Sanders	Director	March 4, 2004
Wayne R. Sanders

/s/William T. Solomon	Director	March 4, 2004
William T. Solomon

/s/Lloyd D. Ward	Director	March 4, 2004
Lloyd D. Ward

/s/J. McDonald Williams	Director	March 4, 2004
J. McDonald Williams

/s/Dennis A. Williamson	Senior Corporate Vice President/	March 4, 2004
Dennis A. Williamson	Chief Financial Officer (Principal Financial Officer)

/s/Janice E. Bryant	Vice President/Controller	March 4, 2004
Janice E. Bryant	(Principal Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company, as required by the new standard for accounting for goodwill, changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Dallas, Texas

January 30, 2004

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,

In thousands, except per share amounts	2003	2002	2001

Net Operating Revenues (Note 3)
Television Group	$646,666	$657,538	$597,881
Newspaper Group	745,941	733,631	737,594
Interactive Media	24,595	19,472	13,065
Other	18,809	17,266	16,163

Total net operating revenues	1,436,011	1,427,907	1,364,703

Operating Costs and Expenses
Salaries, wages and employee benefits (Note 7)	516,578	505,463	496,463
Other production, distribution and operating costs (Note 9)	379,944	380,945	366,122
Newsprint, ink and other supplies	129,010	122,972	155,428
Depreciation	91,784	97,032	102,179
Amortization (Notes 3 and 4)	8,444	8,300	80,831

Total operating costs and expenses	1,125,760	1,114,712	1,201,023

Earnings from operations	310,251	313,195	163,680

Other Income and Expense
Interest expense (Note 5)	(93,610)	(104,786)	(112,656)
Other income (expense), net (Note 11)	(7,181)	5,045	(29,261)

Total other income and expense	(100,791)	(99,741)	(141,917)

Earnings
Earnings before income taxes	209,460	213,454	21,763
Income taxes (Note 6)	80,935	82,328	24,449

Net earnings (loss)	$128,525	$131,126	$(2,686)

Net earnings (loss) per share (Note 12):
Basic	$1.13	$1.17	$(.02)
Diluted	$1.11	$1.15	$(.02)
Weighted average shares outstanding (Note 12):
Basic	113,561	111,870	109,816
Diluted	115,487	113,640	109,816
Dividends per share	$.34	$.30	$.30

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Assets	December 31,

In thousands	2003	2002

Current assets:
Cash and temporary cash investments	$31,926	$34,699
Accounts receivable (net of allowance of $7,156 and $7,716 at December 31, 2003 and 2002, respectively)	242,239	235,235
Inventories	14,487	13,817
Deferred income taxes (Note 6)	15,535	12,644
Other current assets	28,431	23,414

Total current assets	332,618	319,809
Property, plant and equipment, at cost:
Land	81,895	80,692
Buildings and improvements	307,341	297,342
Broadcast equipment	346,912	320,289
Newspaper publishing equipment	304,190	295,031
Other	222,962	212,836
Advance payments on plant and equipment expenditures (Note 9)	32,853	27,897

Total property, plant and equipment	1,296,153	1,234,087
Less accumulated depreciation	745,567	668,973

Property, plant and equipment, net	550,586	565,114
Intangible assets, net (Notes 3 and 4)	1,362,203	1,371,231
Goodwill, net (Notes 3 and 4)	1,243,300	1,255,262
Other assets (Note 11)	113,894	102,639

Total assets	$3,602,601	$3,614,055

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2003	2002

Current liabilities:
Accounts payable	$75,258	$66,247
Accrued compensation and benefits	57,849	68,138
Other accrued expenses	27,093	31,258
Income taxes payable (Note 6)	14,937	10,414
Advance subscription payments	29,566	25,599
Accrued interest payable	13,652	13,986

Total current liabilities	218,355	215,642
Long-term debt (Note 5)	1,270,900	1,441,200
Deferred income taxes (Note 6)	435,304	407,734
Other liabilities	114,271	136,249
Commitments and contingent liabilities (Note 9)
Shareholders’ equity (Notes 8 and 10):
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 98,632,955 and 96,076,672 shares at December 31, 2003 and 2002, respectively;	164,717	160,448
Series B: Issued and outstanding 16,391,802 and 16,681,619 shares at December 31, 2003 and 2002, respectively	27,374	27,858
Additional paid-in capital	920,303	877,007
Retained earnings	486,391	396,479
Accumulated other comprehensive loss (Note 13)	(35,014)	(48,562)

Total shareholders’ equity	1,563,771	1,413,230

Total liabilities and shareholders’ equity	$3,602,601	$3,614,055

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Dollars in thousands	Three years ended December 31, 2003

	COMMON STOCK

						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2000	90,993,229	18,860,440	$183,456	$825,103	$340,849	$—	$1,349,408
Exercise of stock options	782,128		1,306	8,876			10,182
Tax benefit from long-term incentive plan				1,572			1,572
Employer’s matching contribution to Savings Plan		430,943	720	7,106			7,826
Purchases and subsequent retirement of treasury stock	(683,800)		(1,142)	(5,142)	(6,337)		(12,621)
Net loss					(2,686)		(2,686)
Cash dividends					(32,936)		(32,936)
Conversion of Series B to Series A	708,845	(708,845)					—

Balance at December 31, 2001	91,800,402	18,582,538	$184,340	$837,515	$298,890	$—	$1,320,745
Exercise of stock options	2,011,440		3,359	27,880			31,239
Tax benefit from long-term incentive plan				4,246			4,246
Employer’s matching contribution to Savings Plan	224,545	139,366	607	7,366			7,973
Net earnings					131,126		131,126
Minimum pension liability adjustment, net of tax benefit						(48,562)	(48,562)
Cash dividends					(33,537)		(33,537)
Conversion of Series B to Series A	2,040,285	(2,040,285)					—

Balance at December 31, 2002	96,076,672	16,681,619	$188,306	$877,007	$396,479	$(48,562)	$1,413,230
Exercise of stock options	1,908,898		3,188	29,715			32,903
Tax benefit from long-term incentive plan				5,960			5,960
Employer’s matching contribution to Savings Plan	357,568		597	7,621			8,218
Net earnings					128,525		128,525
Minimum pension liability adjustment, net of tax						13,548	13,548
Cash dividends					(38,613)		(38,613)
Conversion of Series B to Series A	289,817	(289,817)					—

Balance at December 31, 2003	98,632,955	16,391,802	$192,091	$920,303	$486,391	$(35,014)	$1,563,771

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Provided (Used)

	Years ended December 31,
In thousands	2003	2002	2001

Operations
Net earnings (loss)	$128,525	$131,126	$(2,686)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net gain on sale of subsidiaries and investments	(1,098)	(1,841)	—
Depreciation and amortization	100,228	105,332	183,010
Deferred income taxes	20,157	23,680	10,500
Pension contribution	(27,000)	—	—
Non-cash charges for write-down of Internet investments	—	—	28,785
Other non-cash expenses	22,295	14,175	7,680
Equity loss from partnerships	10,236	3,908	1,987
Other, net	(507)	1,178	5,676
Net change in current assets and liabilities:
Accounts receivable	(6,464)	(4,111)	43,035
Inventories and other current assets	(5,614)	(1,091)	(12,727)
Accounts payable	9,011	5,763	(14,963)
Accrued compensation and benefits	(10,289)	21,665	(14,524)
Other accrued liabilities	(863)	(11,231)	(7,801)
Income taxes payable	19,234	25,550	(62,590)

Net cash provided by operations	257,851	314,103	165,382

Investments
Capital expenditures	(76,586)	(60,125)	(62,455)
Acquisitions	—	(18,000)	(5,000)
Proceeds from sale of subsidiaries and investments	3,201	27,000	—
Other investments	(9,774)	(12,907)	(17,746)
Other, net	(941)	4,230	4,123

Net cash used for investments	(84,100)	(59,802)	(81,078)

Financing
Net borrowings for acquisitions	—	18,000	5,000
Net proceeds from revolving debt	754,180	978,725	842,853
Payments on revolving debt	(924,480)	(1,002,525)	(1,295,910)
Repayment of 6-7/8% Senior Notes due 2002	—	(250,000)	—
Net proceeds from fixed-rate debt offering	—	—	347,329
Payment of dividends on stock	(38,613)	(33,537)	(32,936)
Net proceeds from exercise of stock options	32,903	31,239	10,182
Purchase of treasury stock	—	—	(12,621)
Other	(514)	2,577	35

Net cash used for financing	(176,524)	(255,521)	(136,068)

Net decrease in cash and temporary cash investments	(2,773)	(1,220)	(51,764)
Cash and temporary cash investments at beginning of year	34,699	35,919	87,683

Cash and temporary cash investments at end of year	$31,926	$34,699	$35,919

Supplemental Disclosures (Note 14)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

A)	Principles of Consolidation The consolidated financial statements include the accounts of Belo Corp. (the “Company” or “Belo”) and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Equity investments of 50 percent interest in partnerships with Time Warner Cable are accounted for by the equity method of accounting, with Belo’s share of the results of operations being reported in Other Income and Expense in the accompanying Consolidated Statements of Earnings.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain amounts for prior years have been reclassified to conform to the current year presentation.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $5,107, $7,291 and $11,942 in 2003, 2002 and 2001, respectively. Accounts written off during 2003, 2002 and 2001 were $5,667, $7,289 and $12,539, respectively.

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

F)	Program Rights Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

G)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on this assessment, no impairment was recorded in any of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H)	Goodwill and Other Intangible Assets Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and ceased the amortization of goodwill and certain other intangibles with indefinite lives, namely FCC licenses. Since the adoption of SFAS No. 142, goodwill is tested at least annually by reporting unit for impairment. Intangibles with indefinite lives are individually tested for impairment at least annually. See Note 4.

Separable intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives as follows:

Estimated
Useful Lives

Customer lists Market alliance Subscriber lists	3 years 5 years 18 years

I)	Stock Options The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. The Company plans to begin recording compensation expense for stock options after accounting standard-setting bodies issue final accounting standards.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	2003	2002	2001

Net earnings (loss), as reported	$128,525	$131,126	$(2,686)
Less: Stock-based compensation expense determined under fair value-based method, net of tax	11,793	13,521	11,018

Net earnings (loss), pro forma	$116,732	$117,605	$(13,704)

Per share amounts:
Basic net earnings (loss) per share, as reported	$1.13	$1.17	$(.02)

Basic net earnings (loss) per share, pro forma	$1.04	$1.07	$(.13)

Diluted net earnings (loss) per share, as reported	$1.11	$1.15	$(.02)

Diluted net earnings (loss) per share, pro forma	$1.02	$1.05	$(.13)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years. See Note 8 for additional information.

J)	Revenue Recognition Belo’s principal sources of revenue are the sale of air time on its television stations, advertising space in published issues of its newspapers and on the Company’s Internet Web sites, the sale of newspapers to distributors and individual subscribers and amounts charged to customers for commercial printing jobs. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency fees, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Commercial printing revenue is recorded when the product is shipped.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $19,742, $19,775 and $20,220 in advertising and promotion costs during 2003, 2002 and 2001, respectively.

L)	Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

     During 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The adoption of these statements did not have a significant impact on the Company’s financial position or results of operations.

     The initial adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which addresses the criteria for consolidation by business enterprises of variable interest entities, had no effect on the Company’s consolidated financial statements.

     See Note 7 for the additional disclosures required by SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.”

Note 3: Acquisitions and Dispositions

     On October 1, 2003, Belo completed the sale of KENS-AM, the Company’s radio station in San Antonio, Texas. Cash proceeds of $3,201 were received and a gain of $1,796 ($1,098 net of taxes) was recognized on the sale.

     On March 12, 2002, Belo completed the purchase of KTTU, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash. Belo had previously operated KTTU under a local marketing agreement (“LMA”). The acquisition was accounted for as a purchase and the purchase price along with acquisition costs was allocated to the FCC license ($9,268) and market alliance ($8,832).

     On October 1, 2001, Belo acquired KSKN in Spokane, Washington for $5,000 in cash. KSKN was previously operated by Belo under an LMA. The purchase price was allocated to the FCC license.

     Proforma results for 2002 and 2001 giving effect to the acquisitions have not been presented as the combined impact on results of operations was not material.

Note 4: Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under the provisions of SFAS No. 142, goodwill and certain other intangibles with indefinite lives, namely FCC licenses, are no longer amortized, but are instead reviewed at least annually for impairment. Separable intangible assets that have finite useful lives continue to be amortized over their useful lives. Since the adoption of SFAS No. 142, goodwill is tested at least annually by reporting unit for impairment. Intangibles with indefinite lives are individually tested for impairment at least annually. For Belo’s Television Group, a reporting unit is defined as an operating cluster of television stations and for Belo’s Newspaper Group, a reporting unit is defined as the newspaper operations in each individual market.

     Based on the results of its transitional and annual impairment tests of goodwill and other intangible assets, the Company determined that no impairment of these assets existed as of January 1, 2002, December 31, 2002 or December 31, 2003. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangibles with indefinite lives. The following table sets forth a reconciliation of net earnings and net earnings per share information for the three years ended December 31, 2003 as though SFAS No. 142 had been in effect at the beginning of fiscal 2001:

	2003	2002	2001

Net earnings (loss), as reported	$128,525	$131,126	$(2,686)
Add back: Goodwill and FCC license amortization, net of tax	—	—	58,636

Net earnings, pro forma	$128,525	$131,126	$55,950

Per share amounts:
Basic net earnings (loss) per share, as reported	$1.13	$1.17	$(.02)
Add back: Goodwill and FCC license amortization, net of tax	—	—	.53

Basic net earnings per share, pro forma	$1.13	$1.17	$.51

Diluted net earnings (loss) per share, as reported	$1.11	$1.15	$(.02)
Add back: Goodwill and FCC license amortization, net of tax	—	—	.53

Diluted net earnings per share, pro forma	$1.11	$1.15	$.51

     The following table sets forth the identifiable intangible assets that continue to be subject to amortization (definite-lived intangible assets) and the identifiable intangible assets that are no longer subject to amortization upon the adoption of SFAS No. 142 (indefinite-lived intangible assets):

	2003			2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net

Definite-lived intangible assets:
Television Group:
Market alliance	$8,832	$3,091	$5,741	$8,832	$1,325	$7,507
Newspaper Group:
Subscriber lists	115,963	49,293	66,670	115,963	42,711	73,252
Other:
Customer lists	385	96	289	—	—	—
Indefinite-lived intangible assets:
Television Group:
FCC licenses (1)	1,463,102	173,599	1,289,503	1,464,184	173,712	1,290,472

Other intangible assets	$1,588,282	$226,079	$1,362,203	$1,588,979	$217,748	$1,371,231

(1)	On October 1, 2003, Belo completed the sale of KENS-AM, the Company’s radio station in San Antonio, Texas. Assets disposed as a result of the sale included the FCC license ($969, net of accumulated amortization of $113).

     Amortization expense for intangible assets subject to amortization was $8,444 in 2003 and $8,300 in 2002. Amortization expense related to amortizable intangibles at December 31, 2003 is expected to be $8,476 for 2004, $8,476 for 2005, $8,380 for 2006, $6,941 for 2007 and $6,499 for 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Goodwill allocated to the Company’s operating segments as of December 31, 2002 and changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Television	Newspaper
	Group	Group	Other	Total

Balance at December 31, 2002	$779,987	$470,043	$5,232	$1,255,262
Goodwill disposed (1)	(253)	—	—	(253)
Goodwill adjustment (2)	(11,651)	—	(58)	(11,709)

Balance at December 31, 2003	$768,083	$470,043	$5,174	$1,243,300

(1)	On October 1, 2003, Belo completed the sale of KENS-AM, the Company’s radio station in San Antonio, Texas. Assets disposed as a result of the sale included goodwill of $253.

(2)	The goodwill adjustment is due to a reversal of pre-acquisition deferred tax accruals associated with the television stations acquired in the purchase of The Providence Journal Company in 1997.

Note 5: Long-Term Debt

     Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002

7-1/8% Senior Notes Due June 1, 2007	300,000	300,000
8% Senior Notes Due November 1, 2008	350,000	350,000
7-3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7-1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,100,000	1,100,000
Revolving credit agreement, including short-term unsecured notes classified as long-term	164,500	334,800
Other	6,400	6,400

Total	$1,270,900	$1,441,200

     The Company has no long-term debt maturities until 2006. Debt maturities in 2006, 2007 and 2008 are $164,500, $300,000 and $350,000, respectively. On June 3, 2002, the Company repaid $250,000 of Senior Notes due 2002 using borrowings under its existing credit facility.

     The weighted average effective interest rate on the $1,100,000 of fixed-rate debt was 7.5 percent at both December 31, 2003 and 2002. The fair value was $149,437 and $67,375 greater than the carrying value at December 31, 2003 and 2002, respectively. The fair values at December 31, 2003 and 2002 were estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity.

     At December 31, 2003, the Company had a $720,000 five-year revolving credit facility. Borrowings under the credit facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bear interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to ..375 percent of the total unused commitment amount accrue and are payable under the credit facility. Borrowings under the credit facility were $162,000 and $312,000 at December 31, 2003 and 2002, respectively. The weighted average interest rate for borrowings under the credit facility (which includes a .175 percent commitment fee) was 2.7 percent and 2.9 percent at December 31, 2003 and 2002, respectively. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. The carrying value of borrowings under the revolving credit facility approximates fair value.

     The revolving credit agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0 (reducing to 5.0 to 1.0 for periods after September 30, 2003), (2) a Funded Debt (excluding subordinated debt) to Pro Forma Operating Cash Flow ratio not exceeding 5.5 to 1.0 (reducing to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.5 to 1.0 for periods after September 30, 2003) and (3) an Interest Coverage ratio of not less than 2.5 to 1.0 (increasing to 3.0 to 1.0 for periods after December 31, 2003), all as such terms are defined in the agreement. For the four quarters ended December 31, 2003, Belo’s ratio of Funded Debt to Pro Forma Operating Cash Flow as defined in the agreement was 3.1 to 1.0. Belo’s Interest Coverage ratio for the four quarters ended December 31, 2003 was 4.5 to 1.0.

     During 2003, Belo used various short-term unsecured notes as an additional source of financing. The weighted average interest rate on this debt was 1.9 percent and 2.1 percent at December 31, 2003 and 2002, respectively. Due to Belo’s intent to renew the short-term notes and its continued ability to refinance these borrowings on a long-term basis through its revolving credit agreement, $2,500 and $22,800 of short-term notes outstanding at December 31, 2003 and 2002, respectively, have been classified as long-term in the accompanying consolidated balance sheets.

     In 2003, 2002 and 2001, interest costs of $500, $573 and $489, respectively, were capitalized as components of construction cost. During 2003, 2002 and 2001, cash paid for interest, net of amounts capitalized, was $93,944, $105,816 and $113,657, respectively.

     At December 31, 2003, Belo had outstanding letters of credit of $14,242 issued in the ordinary course of business.

Note 6: Income Taxes

     Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Income tax expense for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001

Current
Federal	$51,209	$58,757	$13,591
State	6,742	6,608	4,751

Total current	57,951	65,365	18,342

Deferred
Federal	19,815	12,672	3,465
State	3,169	4,291	2,642

Total deferred	22,984	16,963	6,107

Total tax expense	$80,935	$82,328	$24,449
Effective tax rate	38.6%	38.6%	112.3%

     Income tax provisions for the years ended December 31, 2003, 2002 and 2001 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2003	2002	2001

Computed expected income tax expense	$73,311	$74,709	$7,617
Amortization of goodwill	—	—	11,145
State income taxes	6,443	7,085	4,806
Other	1,181	534	881

	$80,935	$82,328	$24,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax liabilities:
Excess tax depreciation and amortization	$473,593	$465,935
Expenses deductible for tax purposes in a year different from the year accrued	9,109	2,200
Other	6,534	7,429

Total deferred tax liabilities	$489,236	$475,564

Deferred tax assets:
Deferred compensation and benefits	8,783	8,132
State taxes	11,433	10,328
Minimum pension liability	18,854	26,149
Expenses deductible for tax purposes in a year different from the year accrued	24,498	25,662
Other	5,899	10,203

Total deferred tax assets	69,467	80,474

Net deferred tax liability	$419,769	$395,090

Note 7: Employee Retirement Plans

     Effective July 1, 2000, Belo amended its defined contribution plan to increase its contribution and close its noncontributory defined benefit plan to new participants. Current employees were given the option of continuing in the noncontributory defined benefit pension plan (“Pension Plan”) and the existing defined contribution plan (“Classic Plan”) or selecting the new enhanced defined contribution plan (“Star Plan”).

     Employees who selected the Star Plan had their years of service in the Pension Plan frozen as of July 1, 2000. The Star Plan is a profit sharing plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and to meet the requirements of Code section 401(k). The Star Plan covers substantially all employees that meet certain service requirements. Both the plan participants and Belo contribute to the Star Plan. For each payroll period beginning July 1, 2000, Belo contributes an amount equal to 2 percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan.

     Under the Classic Plan, Belo matches a percentage of the employees’ contribution but does not make the 2 percent contribution of the participant’s compensation. Belo’s contributions to its defined contribution plans totaled $13,518, $12,851 and $12,595 in 2003, 2002 and 2001, respectively.

     Belo’s Pension Plan covers individuals who were employees prior to July 2000. The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed 10 years of employment. The funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax deductible contribution. During 2003, the Company made contributions to the Pension Plan totaling $27,000. These contributions exceeded the Company’s required minimum contribution for ERISA funding purposes, which was to be made by September 2004. The Company expects to make additional contributions in 2004 of approximately $25,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company uses a December 31 measurement date for its Pension Plan. The following table sets forth the Pension Plan’s funded status and prepaid pension costs at December 31, 2003 and 2002:

	2003	2002

Accumulated benefit obligation	$(379,018)	$(340,205)

Projected benefit obligation	$(428,550)	$(392,627)
Estimated fair value of pension assets	327,723	252,149

Funded status	(100,827)	(140,478)
Unrecognized net actuarial loss	103,400	127,133
Unrecognized prior service cost	8,123	8,739

Prepaid/(accrued) pension cost	$10,696	$(4,606)

     Changes in plan assets for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002

Fair value of plan assets at January 1,	$252,149	$298,084
Actual return on plan assets	64,667	(29,692)
Employer contributions	27,000	—
Benefits paid	(16,093)	(16,243)

Fair value of plan assets at December 31,	$327,723	$252,149

     Changes in plan benefit obligations for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002

Benefit obligation as of January 1,	$392,627	$338,242
Actuarial losses	16,635	36,557
Service cost	9,828	9,271
Interest cost	25,553	24,800
Benefits paid	(16,093)	(16,243)

Benefit obligation as of December 31,	$428,550	$392,627

     Amounts recognized in the balance sheet as of December 31, 2003 and 2002 consist of:

	2003	2002

Prepaid pension cost	$10,696	N/A

Accrued pension liability	$(51,295)	$(88,056)
Intangible asset	8,123	8,739
Accumulated other comprehensive loss	53,868	74,711

Net amount recognized	$10,696	$(4,606)

     The net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 includes the following components:

	2003	2002	2001

Service cost - benefits earned during the period	$9,828	$9,271	$9,513
Interest cost on projected benefit obligation	25,553	24,800	23,177
Expected return on assets	(27,136)	(28,476)	(32,228)
Amortization of net loss	2,838	—	—
Amortization of unrecognized prior service cost	615	615	(11)

Net periodic pension cost	$11,698	$6,210	$451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Weighted-average assumptions used to determine benefit obligations for the Pension Plan as of December 31, 2003 and 2002 are as follows:

	2003	2002

Discount rate	6.25%	6.75%
Rate of increase in future compensation	4.20%	4.80%

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Discount rate	6.75%	7.50%	7.50%
Expected long-term rate of return on assets	8.75%	8.75%	9.75%
Rate of increase in future compensation	4.80%	5.50%	5.50%

     The expected long-term rate of return on assets was developed through analysis of historical market returns, current market conditions and the Pension Plan’s past experience.

     The Pension Plan weighted-average target allocation and asset allocations at December 31, 2003 and 2002 by asset category are as follows:

	Target
Asset category	Allocation	2003	2002

Domestic equity securities	60.0%	56.9%	56.2%
International equity securities	15.0%	16.6%	16.3%
Fixed income securities	25.0%	22.2%	27.3%
Cash	0.0%	4.3%	0.2%

Total	100.0%	100.0%	100.0%

     Equity securities do not include any Belo common stock at December 31, 2003 or December 31, 2002.

     The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial impact of the Pension Plan on the Company.

     During 2003, the value of Pension Plan assets increased following a decline in plan asset values in 2001 and 2002. The increase in Pension Plan asset values in 2003 was due primarily to improvements in stock market performance and contributions of $27,000 made by the Company to the plan during the year. The decline in Pension Plan assets in 2001 and 2002 reflected overall stock market performance. The decline in Pension Plan asset values in 2002, along with a decrease in the discount rate from 7.5 percent in 2001 to 6.75 percent in 2002, resulted in an unfunded accumulated benefit obligation. As a result, the Company recorded a minimum pension liability in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” This amount is reflected as a charge to other comprehensive income (loss) of $74,711 ($48,562 net of tax benefit) in 2002. The increase in the value of Pension Plan assets in 2003 resulted in a decline in the unfunded accumulated benefit obligation. As a result, the Company recorded a decrease in the minimum pension liability. This adjustment is reflected as a credit to other comprehensive income (loss) of $20,843 ($13,548 net of taxes).

     Belo also sponsors non-qualified retirement plans for key employees. Expense for these plans recognized in 2003, 2002 and 2001 was $2,285, $1,532 and $1,301, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Long-Term Incentive Plan

     Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares or performance units, the values of which are based on Belo’s long-term performance. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

     The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to seven years and expire after 10 years. Shares of common stock reserved for future grants under the plan were 778,135, 2,475,700 and 4,281,036 at December 31, 2003, 2002 and 2001, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. The Company plans to begin recording compensation expense for stock options once accounting standard-setting bodies have issued final accounting standards.

     Stock-based activity in the long-term incentive plan relates to non-qualified stock options and is summarized in the following table:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Price	Options	Price	Options	Price

Outstanding at January 1,	16,823,563	$19.06	17,030,467	$18.34	14,711,695	$18.19
Granted	1,929,825	$26.74	2,076,906	$21.73	3,410,370	$17.90
Exercised	(1,908,898)	$17.24	(2,011,440)	$15.53	(782,128)	$13.01
Canceled	(232,260)	$20.01	(272,370)	$20.34	(309,470)	$19.63

Outstanding at December 31,	16,612,230	$20.15	16,823,563	$19.06	17,030,467	$18.34

Exercisable at December 31,	12,762,415		11,974,076		10,768,216

Weighted average fair value of options granted		$6.99		$6.39		$6.01

     The following table summarizes information about non-qualified stock options outstanding at December 31, 2003:

	Number of		Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options		Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding		Life (years)	Price	Exercisable	Price

$12 - 13	156,928	(a)	0.7	$12.94	156,928	$12.94
$14 - 18	8,391,740	(b)	6.0	$17.61	7,578,410	$17.58
$19 - 21	4,586,247	(c)	7.1	$20.15	3,366,807	$19.69
$22 - 28	3,477,315	(c)	7.2	$26.62	1,660,270	$25.93

$12 - 28	16,612,230		6.5	$20.15	12,762,415	$19.17

(a)	Comprised of Series A Shares

(b)	Comprised of Series B Shares, except for 115,000 Series A Shares

(c)	Comprised of Series B Shares

     Pro forma information regarding net earnings (loss) and earnings (loss) per share has been determined as if Belo had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk-free interest rates of 3.22 percent, 3.22 percent and 4.75 percent, respectively; dividend yields of 1.37 percent, 1.38 percent and 1.68 percent, respectively; volatility factors of the expected market price of Belo’s common stock of .311, .324 and .295, respectively; and weighted average expected lives of the options of approximately 4, 5 and 7 years, respectively.

     See Note 1 for the pro forma effects on net earnings and net earnings per share of SFAS No. 123 for the years 2003, 2002 and 2001.

Note 9: Commitments and Contingent Liabilities

     Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on Belo’s consolidated financial position, liquidity or results of operations.

     During 2000 and 2001, Belo announced the formation of a series of cable news partnerships with Time Warner Cable (“Time Warner”). The Time Warner agreements call for the creation and operation of 24-hour cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. As of December 31, 2003, investments totaling $33,977 ($7,027 of which was invested in 2003) had been made by Belo related to the Time Warner partnerships, the majority of which was used to fund capital expenditures and operating costs. Belo expects to make additional investments of approximately $8,200 in the Time Warner partnerships during 2004, the majority of which will be used to fund operating costs. The on-air dates of the news channels in Charlotte, Houston and San Antonio were June 14, 2002, December 12, 2002 and April 7, 2003, respectively.

     The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. At December 31, 2003, commitments for the purchase of these broadcast rights are as follows:

Broadcast
Rights
Commitments

2004	$56,304
2005	51,912
2006	41,751
2007	33,423
2008	20,412
2009 and beyond	5,687

Total	$209,489

     Advance payments on plant and equipment expenditures at December 31, 2003 primarily relate to television broadcast equipment and newspaper production equipment. Required future payments for capital expenditure commitments for 2004, 2005, 2006, 2007 and 2008 are $5,092, $844, $847, $668 and $672, respectively.

     Total lease expense for property and equipment was $12,021, $9,276 and $9,035 in 2003, 2002 and 2001, respectively. Future minimum rental payments for operating leases at December 31, 2003 are as follows:

Operating
Leases

2004	$8,689
2005	6,980
2006	5,496
2007	4,265
2008	3,166
2009 and beyond	8,793

Total	$37,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Common and Preferred Stock

     Belo has two series of common stock authorized, issued and outstanding, Series A and Series B, each with a par value of $1.67 per share. The total number of authorized shares of common stock is 450,000,000 shares. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Series B shares are convertible at any time on a one-for-one basis into Series A shares but not vice versa and upon a transfer other than as described above Series B shares automatically convert into Series A shares. Shares of Belo’s Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock.

     Each outstanding share of common stock is accompanied by one preferred share purchase right, which entitles shareholders to purchase 1/200 of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of Belo’s common stock or makes a tender offer for at least 30 percent of its common stock. At such time, each holder of a right (other than the acquiring person or group) will have the right to purchase common stock of Belo with a value equal to two times the exercise price of the right, which is initially $75 (subject to adjustment). In addition, if Belo is acquired in a merger or business combination, each right can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. Once a person or group has acquired 30 percent of the common stock but before 50 percent of the voting power of the common stock has been acquired, Belo may exchange each right (other than those held by the acquiring person or group) for one share of Company common stock (subject to adjustment). Belo may reduce the 30 percent threshold or may redeem the rights. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to 1/200 of the number of shares of common stock issued and outstanding plus the number of shares reserved for options outstanding and for grant under the 2000 Executive Compensation Plan and for options outstanding under Belo’s predecessor plans. The rights will expire in 2006, unless extended.

     In July 2000, Belo’s Board of Directors authorized the repurchase of up to an additional 25,000,000 shares of common stock in addition to 2,759,044 shares that were available for repurchase under a previous authorization. As of December 31, 2003, the Company may purchase 17,432,919 shares under this authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. No shares of stock were repurchased by the Company during 2003 or 2002. During 2001, Belo purchased 683,800 shares of its Series A Common Stock at an aggregate cost of $12,621. All shares were retired in the year of purchase.

Note 11: Other Income and Expense

     During the fourth quarter of 2003, Belo recorded a gain of $1,796 ($1,098 net of taxes or 1 cent per share) on the sale of KENS-AM, the Company’s radio station in San Antonio, Texas.

     During the second quarter of 2002, Belo recorded a credit of $4,787 ($2,446 net of taxes or 2 cents per share) related to the favorable resolution of certain contingencies associated with the Company’s sales in the fourth quarter of 2000 of KOTV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/College Station, Texas. Belo recorded a gain of $2,375 ($1,841 net of taxes or 2 cents per share) in the first quarter of 2002 on the sale of the Company’s interest in the Dallas Mavericks and the American Airlines Center.

     In 1999 and 2000, Belo made investments in other businesses, including approximately $63,000 in Internet-related companies. During 2001, Belo recorded write-offs of $28,785 ($18,529 net of taxes or 17 cents per share), related to certain of the Internet investments, recognizing a decline in value considered to be other than temporary. Write-offs of $28,500 ($18,311 net of tax or 16 cents per share) were recorded in 2000 related to these investments. At December 31, 2003 and 2002, the carrying value as adjusted by the write-offs approximated the fair value of these investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Earnings Per Share

     The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for each of the three years in the period ended December 31, 2003 (in thousands, except per share amounts):

	2003	2002	2001

Weighted average shares for basic earnings per share	113,561	111,870	109,816
Effect of employee stock options	1,926	1,770	N/A

Weighted average shares for diluted earnings per share	115,487	113,640	109,816
Options excluded due to exercise price in excess of average market price
Number outstanding	3,004	1,774	N/A
Weighted average exercise price	27.21	25.82	N/A

     Common stock equivalents are excluded from the calculation of weighted average shares for diluted earnings per share when a net loss is reported for a period. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share was 495 for the year ended December 31, 2001.

Note 13: Comprehensive Income

     During 2003, the value of Pension Plan assets increased following a decline in plan asset values in 2001 and 2002. The increase in Pension Plan asset values in 2003 was due primarily to improvements in stock market performance and contributions of $27,000 made by the Company to the plan during the year. The decline in Pension Plan assets in 2001 and 2002 reflected overall stock market performance. The decline in Pension Plan asset values in 2001 and 2002, along with a decrease in the discount rate from 7.5 percent in 2001 to 6.75 percent in 2002, resulted in an unfunded accumulated benefit obligation. As a result, the Company recorded a minimum pension liability in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” This amount is reflected as a charge to other comprehensive income (loss) of $74,711 ($48,562 net of tax benefit) in 2002. The increase in the value of Pension Plan assets in 2003 resulted in a decline in the unfunded accumulated benefit obligation. As a result, the Company recorded a decrease in the minimum pension liability. This adjustment is reflected as a credit to other comprehensive income (loss) of $20,843 ($13,548 net of taxes).

     For each of the three years in the period ended December 31, 2003, total comprehensive income (loss) was comprised as follows:

	2003	2002	2001

Net earnings (loss)	$128,525	$131,126	$(2,686)
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes of $7,295 in 2003 and net of tax benefit of $26,149 in 2002)	13,548	(48,562)	—

Other comprehensive income (loss)	13,548	(48,562)	—

Comprehensive income (loss)	$142,073	$82,564	$(2,686)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Supplemental Cash Flow Information

     Supplemental cash flow information for each of the three years in the period ended December 31, 2003 is as follows:

	2003	2002	2001

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$93,944	$105,816	$113,657
Income taxes paid, net of refunds	$41,361	$30,166	$87,928

Note 15: Industry Segment Information

     Belo operates in three primary segments: television broadcasting, newspaper publishing and interactive media. Operations in the television broadcasting industry involve the sale of air time for advertising and the broadcast of news, entertainment and other programming. Belo’s television stations are located in Dallas/Fort Worth, Houston, San Antonio and Austin, Texas; Seattle/Tacoma and Spokane, Washington; Phoenix and Tucson, Arizona; St. Louis, Missouri; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Hampton/Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. Operations in the newspaper publishing industry involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company’s major newspaper publishing units are The Dallas Morning News, located in Dallas, Texas; The Providence Journal, located in Providence, Rhode Island; and The Press-Enterprise, located in Riverside, California. The Company also has newspaper operations in Denton, Texas. The operations of the Interactive Media segment are conducted from corporate headquarters in Dallas, Texas and at each of Belo’s individual operating units. Revenues for the Interactive Media segment result primarily from the sale of advertising on Belo operating unit Web sites and, to a much lesser extent, fees generated from Internet service provider subscriptions and data retrieval services. The Company’s other industry segment is comprised primarily of regional cable news operations, which are located in Seattle, Washington and Dallas, Texas. Beginning in 2003, Belo’s other industry segment also includes its consumer expositions business. Revenues in the Other segment are generated primarily from the sale of advertising time and subscription fees from local cable company operators and, in 2003, sponsorship and booth revenues from expositions. Belo’s various operating segments share content at no cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Selected segment data for the years ended December 31, 2003, 2002 and 2001 is as follows. Certain previously reported information has been reclassified to conform to the current year presentation.

	2003	2002	2001

Net operating revenues
Television Group	$646,666	$657,538	$597,881
Newspaper Group	745,941	733,631	737,594
Interactive Media	24,595	19,472	13,065
Other	18,809	17,266	16,163

	$1,436,011	$1,427,907	$1,364,703

Earnings (loss) from operations
Television Group	$225,355	$234,440	$126,022
Newspaper Group	144,741	145,768	110,607
Interactive Media	(9,118)	(14,211)	(20,052)
Other	(3,089)	(3,621)	(4,741)
Corporate expenses (a)	(47,638)	(49,181)	(48,156)

	$310,251	$313,195	$163,680

Depreciation and amortization
Television Group	$42,890	$47,800	$110,158
Newspaper Group	47,448	48,472	62,806
Interactive Media	3,577	3,473	3,072
Other	2,600	2,373	2,786
Corporate	3,713	3,214	4,188

	$100,228	$105,332	$183,010

EBITDA(b)
Television Group	$268,245	$282,240	$236,180
Newspaper Group	192,189	194,240	173,413
Interactive Media	(5,541)	(10,738)	(16,980)
Other	(489)	(1,248)	(1,955)
Corporate	(43,925)	(45,967)	(43,968)

Segment total	$410,479	$418,527	$346,690
Other income (expense), net (c)	(7,181)	5,045	(29,261)

Consolidated EBITDA (b)	$403,298	$423,572	$317,429
Depreciation and amortization	(100,228)	(105,332)	(183,010)
Interest expense	(93,610)	(104,786)	(112,656)
Income taxes	(80,935)	(82,328)	(24,449)

Net earnings (loss)	$128,525	$131,126	$(2,686)

Identifiable assets
Television Group	$2,504,616	$2,522,729	$2,513,461
Newspaper Group	901,685	910,516	953,289
Interactive Media	19,515	20,738	20,207
Other	44,528	48,748	25,838
Corporate	132,257	111,324	158,809

	$3,602,601	$3,614,055	$3,671,604

Capital expenditures
Television Group	$35,275	$26,486	$30,362
Newspaper Group	31,478	22,488	24,950
Interactive Media	1,691	2,945	2,928
Other	1,336	597	898
Corporate	6,806	7,609	3,317

	$76,586	$60,125	$62,455

(a)	Corporate expenses in 2002 include a credit of $1,969 related to the curtailment of the Company’s post-retirement medical program. Corporate expenses in 2001 include approximately $4,466 for early retirement costs and corporate staff reductions.

(b)	Consolidated EBITDA and its component, EBITDA on a segment basis, are references to non-GAAP financial measures. Consolidated EBITDA, which is reconciled to net earnings (loss) above, is defined as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company’s results from operations before interest, income taxes, depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c)	Other income (expense), net consists primarily of equity earnings (losses) from partnerships and joint ventures and other non-operating income (expense). In 2003, other income (expense), net includes a gain of $1,796 on the sale of KENS-AM, Belo’s radio station in San Antonio, Texas. In 2002, other income (expense), net includes a credit of $4,787 related to the favorable resolution of certain contingencies from properties sold in the fourth quarter of 2000 and a gain of $2,375 on the sale of the Company’s interest in the Dallas Mavericks and American Airlines Center. In 2001, other income (expense), net includes a charge of $28,785 related to write-downs of certain investments in Internet-related companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Quarterly Results of Operations (unaudited)

     Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002. Certain previously reported information has been reclassified to conform to the current year presentation.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2003
Net operating revenues
Television Group	$141,562	$171,881	$160,701	$172,522
Newspaper Group	171,340	186,981	184,121	203,499
Interactive Media	5,192	5,977	6,313	7,113
Other	4,307	4,655	5,133	4,714

	$322,401	$369,494	$356,268	$387,848

Earnings (loss) from operations
Television Group	$38,219	$66,593	$56,018	$64,525
Newspaper Group	28,701	37,514	34,329	44,197
Interactive Media	(3,120)	(2,355)	(1,941)	(1,702)
Other	(886)	(789)	(432)	(982)
Corporate expenses	(11,225)	(10,613)	(12,271)	(13,529)

	$51,689	$90,350	$75,703	$92,509

Net earnings (a)	$15,622	$39,361	$31,111	$42,431

Basic earnings per share (a)	$.14	$.35	$.27	$.37
Diluted earnings per share (a)	$.14	$.34	$.27	$.36

2002
Net operating revenues
Television Group	$140,614	$171,089	$158,717	$187,118
Newspaper Group	171,470	185,784	179,496	196,881
Interactive Media	3,994	4,848	5,007	5,623
Other	3,792	4,572	4,403	4,499

	$319,870	$366,293	$347,623	$394,121

Earnings (loss) from operations
Television Group	$39,880	$65,666	$53,521	$75,373
Newspaper Group	29,602	41,039	34,995	40,132
Interactive Media	(3,807)	(3,440)	(3,745)	(3,219)
Other	(1,241)	(867)	(558)	(955)
Corporate expenses (b)	(11,419)	(12,666)	(12,815)	(12,281)

	$53,015	$89,732	$71,398	$99,050

Net earnings (c)	$16,764	$40,517	$27,991	$45,854

Basic earnings per share (c)	$.15	$.36	$.25	$.41
Diluted earnings per share (c)	$.15	$.36	$.25	$.40

(a)	Net earnings and earnings per share in the fourth quarter of 2003 include a $1,098 (1 cent per share) gain on the sale of KENS-AM, Belo’s radio station in San Antonio, Texas.

(b)	Corporate expenses in the fourth quarter of 2002 include a credit of $1,969 related to the curtailment of the Company’s post-retirement medical program.

(c)	Net earnings and earnings per share in the first quarter of 2002 include a $1,841 (2 cents per share) gain on the sale of the Company’s interest in the Dallas Mavericks and the American Airlines Center. Net earnings and earnings per share in the second quarter of 2002 include a $2,446 (2 cents per share) credit related to the favorable resolution of certain contingencies from properties sold in the fourth quarter of 2000.

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

Exhibit
Number	Description

4.7	Instruments defining rights of debt securities:

	(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

	(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
		*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
		*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J. P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	~(1)		Belo Savings Plan:
		*	(a) Belo Savings Plan Amended and Restated July 1, 2000 (Exhibit 10.2(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (the “2nd Quarter 2000 Form 10-Q”))

Exhibit
Number	Description

		*	(b)	First Amendment to the Belo Savings Plan effective December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)
		*	(c)	Second Amendment to Belo Savings Plan effective as of January 1, 2002 (Exhibit 4.16(c) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)
		*	(d)	Third Amendment to Belo Savings Plan effective as of May 7, 2002 (Exhibit 4.16(d) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)
		*	(e)	Fourth Amendment to Belo Savings Plan effective as of August 23, 2002 (Exhibit 10.2(1)(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “3rd Quarter 2002 Form 10-Q”))
		*	(f)	Fifth Amendment to Belo Savings Plan effective as of September 27, 2002 (Exhibit 10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)
		*	(g)	Sixth Amendment to the Belo Savings Plan effective as of January 1, 2002 (Exhibit 10.2(1)(g) to the 2002 Form 10-K)
			(h)	Seventh Amendment to the Belo Savings Plan effective as of January 1, 2003

	~(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)
			(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan
			(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004

Exhibit
Number	Description

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003

12			Ratio of Earnings to Fixed Charges

21			Subsidiaries of the Company

23			Consent of Ernst & Young LLP

24			Power of Attorney (set forth on the signature page(s) hereof)

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32			Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.