Form 10-Q
period 2004-03-31
BELO CORP
filed 2004-05-06
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8598

Belo Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0135890 (I.R.S. employer identification no.)

P. O. Box 655237 Dallas, Texas (Address of principal executive offices)	75265-5237 (Zip code)

Registrant’s telephone number, including area code: (214) 977-6606

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $1.67 par value	116,002,108*

*	Consisting of 99,874,921 shares of Series A Common Stock and 16,127,187 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2004	2003
Net Operating Revenues	$351,288	$322,401
Operating Costs and Expenses
Salaries, wages and employee benefits	138,188	128,389
Other production, distribution and operating costs	93,945	88,308
Newsprint, ink and other supplies	31,869	28,741
Depreciation	23,586	23,187
Amortization	2,119	2,087

Total operating costs and expenses	289,707	270,712

Earnings from operations	61,581	51,689
Other Income and Expense
Interest expense	(22,660)	(23,794)
Other income (expense), net	(2,893)	(2,488)

Total other income and expense	(25,553)	(26,282)
Earnings
Earnings before income taxes	36,028	25,407
Income taxes	13,754	9,785

Net earnings	$22,274	$15,622

Net Earnings Per Share
Basic	$.19	$.14
Diluted	$.19	$.14
Average Shares Outstanding
Basic	115,344	112,829
Diluted	118,143	114,175
Cash Dividends Declared Per Share	$.095	$.075

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	March 31,	December 31,
(Current year unaudited)	2004	2003
Assets
Current assets:
Cash and temporary cash investments	$28,416	$31,926
Accounts receivable, net	218,050	242,239
Other current assets	58,842	58,453

Total current assets	305,308	332,618
Property, plant and equipment, net	534,375	550,586
Intangible assets, net	1,360,084	1,362,203
Goodwill, net	1,243,300	1,243,300
Other assets	111,387	113,894

Total assets	$3,554,454	$3,602,601

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,619	$75,258
Accrued expenses	87,383	84,942
Other current liabilities	65,140	58,155

Total current liabilities	203,142	218,355
Long-term debt	1,217,375	1,270,900
Deferred income taxes	437,746	435,304
Other liabilities	108,715	114,271
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 99,532,222 shares at March 31, 2004 and 98,632,955 shares at December 31, 2003	166,219	164,717
Series B: Issued 16,175,904 shares at March 31, 2004 and 16,391,802 shares at December 31, 2003	27,014	27,374
Additional paid-in capital	938,550	920,303
Retained earnings	490,707	486,391
Accumulated other comprehensive income	(35,014)	(35,014)

Total shareholders’ equity	1,587,476	1,563,771

Total liabilities and shareholders’ equity	$3,554,454	$3,602,601

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2004	2003
Operations
Net earnings	$22,274	$15,622
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	25,705	25,274
Deferred income taxes	(12)	3,379
Pension contribution	(8,000)	(8,000)
Non-cash expenses	6,497	6,788
Equity loss from partnerships	3,001	2,941
Other, net	(576)	(1,506)
Net change in current assets and liabilities:
Accounts receivable	24,339	27,446
Other current assets	(734)	418
Accounts payable	(24,639)	(17,487)
Accrued expenses	3,867	(18,149)
Other current liabilities	12,001	13,019

Net cash provided by operations	63,723	49,745
Investments
Capital expenditures	(7,610)	(10,692)
Other investments	(1,983)	(2,845)
Other, net	296	822

Net cash used for investments	(9,297)	(12,715)
Financing
Borrowings of debt	175,315	191,025
Repayments of debt	(222,440)	(219,500)
Payment of dividends on common stock	(10,960)	(8,461)
Net proceeds from exercise of stock options	17,333	981
Purchase of treasury shares	(10,782)	—
Early retirement of bonds due 2020	(6,400)	—
Other	(2)	(446)

Net cash used for financing	(57,936)	(36,401)

Net (decrease) increase in cash and temporary cash investments	(3,510)	629
Cash and temporary cash investments at beginning of period	31,926	34,699

Cash and temporary cash investments at end of period	$28,416	$35,328

Supplemental Disclosures
Interest paid, net of amounts capitalized	$11,045	$12,207
Income taxes paid, net of refunds	$12,972	$8,033

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)

(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the “Company” or “Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	2004	2003
Weighted average shares for basic earnings per share	115,344	112,829
Effect of employee stock options	2,799	1,346

Weighted average shares for diluted earnings per share	118,143	114,175

(3)	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and continues to apply Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, no compensation expense is recorded under APB Opinion No. 25.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2004 and 2003:

	2004	2003
Net earnings, as reported	$22,274	$15,622
Less: Stock-based compensation expense determined under fair value-based method, net of tax	2,348	3,027

Net earnings, pro forma	$19,926	$12,595

Per share amounts:
Basic net earnings per share, as reported	$.19	$.14

Basic net earnings per share, pro forma	$.17	$.11

Diluted net earnings per share, as reported	$.19	$.14

Diluted net earnings per share, pro forma	$.17	$.11

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4)	The net periodic pension cost for the three months ended March 31, 2004 and 2003 includes the following components:

	2004	2003
Service cost – benefits earned during the period	$2,625	$2,472
Interest cost on projected benefit obligation	6,450	6,489
Expected return on assets	(7,025)	(6,524)
Amortization of net loss	1,675	826
Amortization of unrecognized prior service cost	150	154

Net periodic pension cost	$3,875	$3,417

In the first quarter of 2004, the Company made an $8,000 contribution to its defined benefit pension plan. The Company expects to make additional contributions of approximately $17,000 to the plan during 2004.

(5)	Net operating revenues, operating costs and expenses and earnings (loss) from operations by industry segment for the three months ended March 31, 2004 and 2003 are shown below.

	2004	2003
Net Operating Revenues
Television Group	$157,094	$141,562
Newspaper Group	183,136	171,340
Interactive Media	6,332	5,192
Other	4,726	4,307

Total net operating revenues	$351,288	$322,401

Operating Costs and Expenses
Television Group	$108,294	$103,343
Newspaper Group	155,817	142,639
Interactive Media	8,331	8,312
Other	5,343	5,193
Corporate	11,922	11,225

Total operating costs and expenses	$289,707	$270,712

Earnings (Loss) from Operations
Television Group	$48,800	$38,219
Newspaper Group	27,319	28,701
Interactive Media	(1,999)	(3,120)
Other	(617)	(886)
Corporate	(11,922)	(11,225)

Total earnings from operations	$61,581	$51,689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands, except per share amounts)

The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related notes filed as part of this report.

Overview

Belo Corp. (“Belo” or the “Company”) is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company, Belo owns 19 television stations reaching 13.8 percent of U.S. television households and manages one television station through a local marketing agreement (“LMA”); publishes four daily newspapers with a combined daily circulation of approximately 900,000 copies and a combined Sunday circulation of approximately 1.2 million copies; owns two regional cable news channels reaching over 3.5 million households; and has more than 30 Web sites, including some of the most popular local and regional news sites in the U.S.

The Company operates its business in four segments: the Television Group, the Newspaper Group, Interactive Media and Other. The following table sets forth the Company’s major media assets by segment as of March 31, 2004:

Television Group

			Network
Market	Market Rank (a)	Station	Affiliation(b)	Status	Acquired
Dallas/Fort Worth	7	WFAA	ABC	Owned	March 1950
Houston	11	KHOU	CBS	Owned	February 1984
Seattle/Tacoma	12	KING	NBC	Owned	February 1997
Seattle/Tacoma	12	KONG	IND	Owned	March 2000
Phoenix	15	KTVK	IND	Owned	November 1999
Phoenix	15	KASW	WB	Owned	March 2000
St. Louis	21	KMOV	CBS	Owned	June 1997
Portland	24	KGW	NBC	Owned	February 1997
Charlotte	28	WCNC	NBC	Owned	February 1997
San Antonio	37	KENS	CBS	Owned	October 1997
San Antonio	37	KBEJ	UPN	LMA	(c )
Hampton/Norfolk	41	WVEC	ABC	Owned	February 1984
New Orleans	42	WWL	CBS	Owned	June 1994
Louisville	50	WHAS	ABC	Owned	February 1997
Austin	54	KVUE	ABC	Owned	June 1999
Tucson	71	KMSB	FOX	Owned	February 1997
Tucson	71	KTTU	UPN	Owned	March 2002
Spokane	80	KREM	CBS	Owned	February 1997
Spokane	80	KSKN	WB	Owned	October 2001
Boise(d)	123	KTVB	NBC	Owned	February 1997

Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation(f)	Circulation(f)
The Dallas Morning News (“DMN”)	Dallas, TX	(e )	528,379	755,912
The Providence Journal (“PJ”)	Providence, RI	February 1997	166,460	234,147
The Press-Enterprise (“PE”)	Riverside, CA	July 1997	191,802	191,290
Denton Record-Chronicle	Denton, TX	June 1999	14,364	17,810

Interactive Media

Belo Interactive, Inc.	Includes the Web site operations of Belo’s operating companies, interactive alliances and Internet-based products and services with over 5.7 million registered users as of February 2004.(g)

Other

NorthWest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, or Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on November 2003 Nielsen estimates.

(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Less than 4 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Belo entered into an agreement to operate KBEJ under an LMA in May 1999; the station’s on-air date was August 3, 2000.

(d)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(e)	The first issue of DMN was published by Belo on October 1, 1885.

(f)	Average paid circulation data is for the six months ended March 31, 2004, according to the Audit Bureau of Circulation’s FAS-FAX report, except for the Denton Record-Chronicle, for which circulation data is taken from the Certified Audit of Circulations Report for the six-month period ended September 30, 2003.

(g)	The majority of Belo Interactive’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information.

The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. As a result, the Company’s operations are sensitive to changes in the economy, particularly in the Dallas/Fort Worth metropolitan area, where its two largest properties are located. The Company also derives revenues, to a much lesser extent, from the sale of daily newspapers, from compensation paid by networks to its television stations for broadcasting network programming, from subscription and data retrieval fees and from amounts charged to customers for commercial printing jobs.

Total net revenues in the first three months of 2004 were higher than in the same period of 2003 as a result of revenue increases in all of the Company’s segments related to improvements in the demand for advertising. Total operating costs and expenses increased in the first quarter 2004 when compared to the prior year period due primarily to increases in accruals for performance-based bonuses, commissions and distribution expenses related to higher revenue and improved operating performance; newsprint expense due to newsprint price increases throughout 2003 and the first quarter of 2004; salaries expense primarily due to annual merit increases; and medical insurance expense. Total operating costs and expenses also were higher in the first quarter of 2004 due to incremental costs associated with new products launched by the Newspaper Group in the second half of 2003 (principally Quick and al dia at DMN in Dallas and the d at PE in Riverside).

The Company intends the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements. The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

Results of Operations

Consolidated Results of Operations

Total net operating revenue increased $28,887, or approximately 9 percent, from $322,401 in the first quarter of 2003 to $351,288 in the first quarter of 2004 due to revenue increases of $15,532 in the Television Group, $11,796 in the Newspaper Group, $1,140 in Interactive Media and $419 in Other.

Salaries, wages and employee benefits expense increased $9,799, or 7.6 percent, in the first quarter of 2004 as compared to the prior year period, primarily due to increases of $5,037 in salaries expense, $1,850 in medical insurance expense and $1,520 in accruals for performance-based bonuses.

Other production, distribution and operating costs increased $5,637, or 6.4 percent, in the first quarter of 2004 as compared to the first quarter of 2003, primarily due to increases of $1,835 in outside services and $1,486 in distribution expense.

Newsprint, ink and other supplies increased $3,128, or 10.9 percent, in the first quarter of 2004 as compared to the year earlier period. The average cost per metric ton of newsprint increased approximately 10 percent in the first quarter of 2004 compared to the first quarter of 2003. Newsprint consumption was flat compared to the year earlier period.

Depreciation expense increased $399, from $23,187 in the first quarter of 2003 to $23,586 in the first quarter of 2004.

Amortization expense increased from $2,087 in the first quarter of 2003 to $2,119 in first quarter of 2004.

Interest expense for the first quarter of 2004 was $22,660 or 4.8 percent lower than the first quarter of 2003 expense of $23,794, due to lower average debt levels.

Other income (expense), net increased from expense of $2,488 in the first quarter of 2003 to expense of $2,893 in the first quarter of 2004, due primarily to a $377 increase in equity losses from Belo’s local cable news partnerships with Time Warner Cable. Belo recorded an equity loss of $3,077 in the first quarter of 2004 compared with a loss of $2,700 in the first quarter of 2003. The Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively.

The effective tax rate for the first quarter of 2004 was 38.2 percent compared with 38.5 percent for the first quarter of 2003.

As a result of the factors discussed above, net earnings for the first quarter of 2004 were $22,274 (19 cents per share) as compared to $15,622 (14 cents per share) for the first quarter of 2003.

Segment Results of Operations

				Operating Costs
				and Expenses
				before
	Net Operating	Operating Costs	Depreciation	Depreciation and	Earnings from
Three Months Ended March 31, 2004	Revenues	and Expenses	and Amortization	Amortization	Operations	EBITDA
Television Group	$157,094	$108,294	$11,195	$97,099	$48,800	$59,995
Newspaper Group	183,136	155,817	11,828	143,989	27,319	39,147
Interactive Media	6,332	8,331	963	7,368	(1,999)	(1,036)
Other	4,726	5,343	648	4,695	(617)	31
Corporate	—	11,922	1,071	10,851	(11,922)	(10,851)

Total	$351,288	$289,707	$25,705	$264,002	$61,581	$87,286

Other Income (Expense), Net(1)						(2,893)

Consolidated EBITDA(2)						84,393
Depreciation and Amortization						(25,705)
Interest Expense						(22,660)
Income Taxes						(13,754)

Net Earnings						$22,274

				Operating Costs
				and Expenses
				before
	Net Operating	Operating Costs	Depreciation	Depreciation and	Earnings from
Three Months Ended March 31, 2003	Revenues	and Expenses	and Amortization	Amortization	Operations	EBITDA
Television Group	$141,562	$103,343	$10,992	$92,351	$38,219	$49,211
Newspaper Group	171,340	142,639	11,877	130,762	28,701	40,578
Interactive Media	5,192	8,312	876	7,436	(3,120)	(2,244)
Other	4,307	5,193	609	4,584	(886)	(277)
Corporate	—	11,225	920	10,305	(11,225)	(10,305)

Total	$322,401	$270,712	$25,274	$245,438	$51,689	$76,963

Other Income (Expense), Net(1)						(2,488)

Consolidated EBITDA(2)						74,475
Depreciation and Amortization						(25,274)
Interest Expense						(23,794)
Income Taxes						(9,785)

Net Earnings						$15,622

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(1)	Other income (expense), net consists primarily of equity earnings (losses) from partnerships and joint ventures and other non-operating income (expense).

(2)	Consolidated EBITDA, which is reconciled to net earnings above, is defined as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Management believes that EBITDA is useful as a supplemental measure of evaluating financial performance of the Company and its business segments because of its focus on the Company’s results from operations before interest, income taxes, depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

Television Group revenues were $157,094 in the first quarter of 2004, an increase of $15,532, or 11 percent, over first quarter 2003 revenues of $141,562. Total spot revenues, including political advertising revenues, were 11.3 percent higher in the first three months of 2004 compared to the year earlier period, with the most significant increases reported in the automotive, radio and television, telecom and financial services categories. Local spot revenues increased 11.7 percent in the first quarter of 2004 compared to the prior year period, primarily due to increases in the Seattle/Tacoma, Houston, Phoenix and San Antonio markets. National spot revenues increased 2 percent in the first quarter of 2004 compared to the first quarter of 2003. National spot revenue increases in the Houston, San Antonio and Phoenix markets were partially offset by a decrease in the Dallas/Fort Worth market. Political advertising revenues increased $4,144, from $381 in the first quarter of 2003 to $4,525 in the same period of 2004.

Television Group operating costs and expenses before depreciation and amortization increased 5.1 percent in the first quarter of 2004 compared to the year earlier period, primarily due to increases in salaries expense due mostly to annual merit increases, accruals for performance-based bonuses, medical insurance expense and outside services expense. EBITDA for the Television Group increased 21.9 percent in the first quarter of 2004 compared to the prior year period. Television Group total operating costs and expenses were 4.8 percent higher in the first quarter of 2004 compared to the prior year period. Television Group earnings from operations increased 27.7 percent in the first quarter of 2004 compared to the year earlier period.

Newspaper Group

Newspaper Group total revenues and advertising revenues both increased 6.9 percent in the first quarter of 2004 when compared with the first quarter of 2003. General, retail and classified advertising revenues increased 17.1 percent, 7.5 percent and 2.2 percent, respectively, in the first quarter of 2004 compared to the prior year period. All other advertising revenues were 9 percent higher in the first quarter of 2004 compared to the year earlier period due primarily to increased revenues from preprints and Total Market Coverage (“TMC”). Total revenues in the first quarter of 2004 included approximately $1,800 of revenues from new products launched in the second half of 2003 by the Newspaper Group.

At DMN, total revenues increased 4.4 percent for the first quarter of 2004 when compared to the first quarter of 2003. General advertising revenues increased 14.4 percent in the first three months of 2004 when compared to the year earlier period primarily due to higher volumes in the automotive and financial categories and higher rates in the automotive category. Other advertising and retail advertising revenues increased 6.5 percent and 4.6 percent, respectively, in the first quarter of 2004 as compared to the prior year period. Classified advertising revenue declined 5 percent in the first three months of 2004 when compared to same period of 2003, due primarily to lower volumes in the real estate, automotive and employment categories.

Total revenues at PJ increased 7.6 percent in the first quarter of 2004 as compared to the prior year period. Increases were reported in retail advertising revenue, classified advertising revenue, revenues from preprints and TMC and general advertising revenue, while circulation revenue decreased slightly.

PE total revenues increased 15.5 percent for the first three months of 2004 when compared to the same period of 2003, with increases in all revenue categories.

Newspaper Group total operating costs and expenses before depreciation and amortization were 10.1 percent higher in the first quarter of 2004 than in the prior year period primarily due to increases in salaries expense related mostly to annual merit increases; newsprint expense due to higher average newsprint costs; and outside services and distribution expenses. Total operating costs and expenses before depreciation and amortization in the first quarter of 2004 included approximately $4,500 in expenses associated with new products introduced by the Newspaper Group in the second half of 2003. EBITDA for the Newspaper Group decreased 3.5 percent in the first quarter of 2004 when compared to the year earlier period. Total operating costs and expenses for the Newspaper Group were 9.2 percent higher in the first three months of 2004 than in the same period of 2003. Newspaper Group earnings from operations decreased 4.8 percent, from $28,701 in the first quarter of 2003 to $27,319 in the first quarter of 2004.

Interactive Media and Other Segments

Interactive Media revenues, which are derived primarily from advertising, increased 22 percent, from $5,192 in the first quarter of 2003 to $6,332 in the first quarter of 2004. Interactive Media operating costs and expenses before depreciation and amortization decreased less than 1 percent in the first quarter of 2004 as compared with the year earlier period. The Interactive Media EBITDA loss improved from $2,244 in the first quarter of 2003 to $1,036 in the first quarter of 2004. Interactive Media total operating costs and expenses were flat in the first quarter of 2004 when compared with the prior year period and loss from operations improved from $3,120 in the first quarter of 2003 to $1,999 in the first quarter of 2004.

Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 9.7 percent, from $4,307 in the first quarter of 2003 to $4,726 in the first quarter of 2004. Operating costs and expenses before depreciation and amortization for the Other segment increased 2.4 percent in the first quarter of 2004 as compared to the year earlier period. EBITDA for the Other segment improved from a loss of $277 in the first quarter of 2003 to earnings of $31 in the first quarter of 2004. Total operating costs and expenses increased 2.9 percent in the first quarter of 2004 when compared to the prior year period. The loss from operations for the Other segment improved 30.4 percent, from $886 in the first quarter of 2003 to $617 in the first quarter of 2004.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and term debt are the Company’s primary sources of liquidity. Net cash provided by operations was $63,723 in the first quarter of 2004 compared with $49,745 for the same period in 2003. Net cash provided by operations was higher in the first quarter of 2004 than in the first quarter of 2003 primarily due to cash requirements for bonus payments made in the first quarter of 2003. During the first quarter of 2004, the Company used net cash provided by operations and proceeds from stock options exercises to fund capital expenditures and dividend payments, purchase treasury shares and pay down debt. Total debt decreased $53,525 from December 31, 2003 to March 31, 2004.

At March 31, 2004, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. The Company also has $150,000 of additional debt securities available for issuance under a shelf registration statement filed in April 1997. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.

At March 31, 2004, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $103,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $14,375 of short-term unsecured notes outstanding at March 31, 2004. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2004, the Company was in compliance with all debt covenant requirements.

The Company paid first quarter 2004 dividends of $10,960, or 9.5 cents per share, on Series A and Series B common stock outstanding, compared with $8,461, or 7.5 cents per share, in the first quarter of 2003.

First quarter 2004 capital expenditures of $7,610 were primarily for Television Group and Newspaper Group equipment purchases.

The Company operates a local cable news channel in partnership with Time Warner Cable (“Time Warner”) in each of Charlotte, North Carolina and Houston and San Antonio, Texas. The on-air dates of these channels were June 14, 2002, December 12, 2002 and April 7, 2003, respectively. As of March 31, 2004, investments totaling $35,830 ($1,853 of which was invested in the first quarter of 2004) had been made related to the Time Warner partnerships, the majority of which were used to fund capital expenditures and operating costs.

In the first quarter of 2004, the Company purchased 389,200 shares of its Series A Common Stock at an aggregate cost of $10,782 under the stock repurchase plan authorized by Belo’s Board of Directors in July 2000. These shares were retired during the quarter. The Company intends to purchase shares of Belo Common Stock in 2004 approximately equal to the number of employee options exercised during the period.

In the first quarter of 2004, the Company made an $8,000 contribution to its defined benefit pension plan. This contribution exceeds the Company’s required minimum contribution for ERISA funding purposes. The Company expects to make additional contributions of approximately $17,000 to the plan during 2004.

Forward-Looking Statements

Statements in this Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, and in the Company’s periodic press releases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

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

During the quarter ended March 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

A number of legal proceedings are pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these actions would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth the Company’s Series A Common Stock repurchases during the three months ended March 31, 2004:

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)
January 1, 2004 through January 31, 2004	—	—	—	17,432,919
February 1, 2004 through February 29, 2004	322,000	$27.64	322,000	17,110,919
March 1, 2004 through March 31, 2004	67,200	$27.85	67,200	17,043,719

Total	389,200	$27.68	389,200	17,043,719

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of December 31, 2003, the Company could purchase 17,432,919 shares under this authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of common stock annually. There is no expiration date for the repurchase programs.

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

Exhibit
Number		Description
3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

Exhibit
Number		Description
3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

4.7		Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1997 Form 10-Q”))

(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

Exhibit
Number	Description
	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)	*	(a)	$200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

		*	(b)	$50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	~(1)		Belo Savings Plan:

		*	(a)	Belo Savings Plan Amended and Restated July 1, 2000 (Exhibit 10.2(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (the “2nd Quarter 2000 Form 10-Q”))

		*	(b)	First Amendment to the Belo Savings Plan effective December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

		*	(c)	Second Amendment to Belo Savings Plan effective as of January 1, 2002 (Exhibit 4.16(c) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

		*	(d)	Third Amendment to Belo Savings Plan effective as of May 7, 2002 (Exhibit 4.16(d) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

		*	(e)	Fourth Amendment to Belo Savings Plan effective as of August 23, 2002 (Exhibit 10.2(1)(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “3rd Quarter 2002 Form 10-Q”))

		*	(f)	Fifth Amendment to Belo Savings Plan effective as of September 27, 2002 (Exhibit 10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

		*	(g)	Sixth Amendment to the Belo Savings Plan effective as of January 1, 2002 (Exhibit 10.2(1)(g) to the 2002 Form 10-K)

Exhibit
Number	Description
		*	(h)	Seventh Amendment to the Belo Savings Plan effective as of January 1, 2003 (Exhibit 10.2(1)(h) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))

	~(2)		Belo 1986 Long-Term Incentive Plan:

		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598) (the “1996 Form 10-K”))

		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))

		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the 2003 Form 10-K)

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 6, 2004, Belo filed a current report on Form 8-K reporting that the Company issued a press release announcing its consolidated financial results for the quarter and full-year ended December 31, 2003 and a press release announcing the Company’s monthly statistical report for the month and twelve months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

May 5, 2004	By:	/s/ Dennis A. Williamson

Dennis A. Williamson
Senior Vice President/
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

	By:	/s/ Janice E. Bryant

Janice E. Bryant
Vice President/Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

Exhibit
Number	Description
4.7	Instruments defining rights of debt securities:

	(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

	(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

		*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

		*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	~(1)		Belo Savings Plan:

		*	(a) Belo Savings Plan Amended and Restated July 1, 2000 (Exhibit 10.2(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (the “2nd Quarter 2000 Form 10-Q”))

Exhibit
Number	Description
		*	(b)	First Amendment to the Belo Savings Plan effective December 31, 2000 (Exhibit 10.2(1)(b) to the 2000 Form 10-K)

		*	(c)	Second Amendment to Belo Savings Plan effective as of January 1, 2002 (Exhibit 4.16(c) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

		*	(d)	Third Amendment to Belo Savings Plan effective as of May 7, 2002 (Exhibit 4.16(d) to the Company’s Registration Statement on Form S-8 (No. 333-88030) filed with the Securities and Exchange Commission on May 10, 2002)

		*	(e)	Fourth Amendment to Belo Savings Plan effective as of August 23, 2002 (Exhibit 10.2(1)(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “3rd Quarter 2002 Form 10-Q”))

		*	(f)	Fifth Amendment to Belo Savings Plan effective as of September 27, 2002 (Exhibit 10.2(1)(f) to the 3rd Quarter 2002 Form 10-Q)

		*	(g)	Sixth Amendment to the Belo Savings Plan effective as of January 1, 2002 (Exhibit 10.2(1)(g) to the 2002 Form 10-K)

		*	(h)	Seventh Amendment to the Belo Savings Plan effective as of January 1, 2003 (Exhibit 10.2(1)(h) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))

	~(2)		Belo 1986 Long-Term Incentive Plan:

		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the 2003 Form 10-K)

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

Exhibit
Number	Description
	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents are filed with this report.