Form 10-Q
period 2004-06-30
BELO CORP
filed 2004-08-09
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004

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

Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $1.67 par value	114,955,139	*

*	Consisting of 98,851,740 shares of Series A Common Stock and 16,103,399 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
 Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2004	2003	2004	2003
Net Operating Revenues	$391,146	$369,494	$742,434	$691,895
Operating Costs and Expenses
Salaries, wages and employee benefits	138,537	126,025	276,861	254,431
Other production, distribution and operating costs	94,660	95,261	187,609	183,379
Newsprint, ink and other supplies	34,646	33,123	67,375	62,037
Depreciation	22,825	22,616	46,411	45,803
Amortization	2,119	2,119	4,238	4,206

Total operating costs and expenses	292,787	279,144	582,494	549,856

Earnings from operations	98,359	90,350	159,940	142,039
Other Income and Expense
Interest expense	(22,552)	(23,589)	(45,212)	(47,383)
Other income (expense), net	(1,925)	(2,442)	(4,818)	(4,930)

Total other income and expense	(24,477)	(26,031)	(50,030)	(52,313)
Earnings
Earnings before income taxes	73,882	64,319	109,910	89,726
Income taxes	28,325	24,958	42,079	34,743

Net earnings	$45,557	$39,361	$67,831	$54,983

Net Earnings Per Share
Basic	$.40	$.35	$.59	$.49
Diluted	$.39	$.34	$.57	$.48
Average Shares Outstanding
Basic	115,231	113,163	115,287	112,997
Diluted	118,066	114,683	118,104	114,430
Cash Dividends Declared Per Share	$.095	$.075	$.19	$.15

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
 Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(Current year unaudited)	2004	2003
Assets
Current assets:
Cash and temporary cash investments	$29,321	$31,926
Accounts receivable, net	245,072	242,239
Other current assets	65,730	58,453

Total current assets	340,123	332,618
Property, plant and equipment, net	526,919	550,586
Intangible assets, net	1,357,965	1,362,203
Goodwill, net	1,243,300	1,243,300
Other assets	132,063	113,894

Total assets	$3,600,370	$3,602,601

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,286	$75,258
Accrued expenses	87,996	84,942
Other current liabilities	56,813	58,155

Total current liabilities	199,095	218,355
Long-term debt	1,251,425	1,270,900
Deferred income taxes	444,064	435,304
Other liabilities	109,672	114,271
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 98,808,161 shares at June 30, 2004 and 98,632,955 shares at December 31, 2003	165,010	164,717
Series B: Issued 16,108,045 shares at June 30, 2004 and 16,391,802 shares at December 31, 2003	26,900	27,374
Additional paid-in capital	939,810	920,303
Retained earnings	499,408	486,391
Accumulated other comprehensive income	(35,014)	(35,014)

Total shareholders’ equity	1,596,114	1,563,771

Total liabilities and shareholders’ equity	$3,600,370	$3,602,601

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2004	2003
Operations
Net earnings	$67,831	$54,983
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	50,649	50,009
Deferred income taxes	662	4,930
Non-cash expenses	13,258	12,565
Equity loss from partnerships	5,370	5,564
Pension contribution	(30,800)	(14,000)
Other, net	(3,051)	(1,772)
Net change in current assets and liabilities:
Accounts receivable	(2,813)	7,543
Other current assets	(7,520)	(6,274)
Accounts payable	(20,972)	(17,250)
Accrued expenses	2,969	(20,456)
Other current liabilities	14,900	15,071

Net cash provided by operations	90,483	90,913
Investments
Capital expenditures	(23,589)	(24,699)
Other investments	(3,262)	(6,308)
Other, net	1,025	808

Net cash used for investments	(25,826)	(30,199)
Financing
Borrowings of debt	378,925	390,000
Repayments of debt	(392,000)	(440,350)
Payment of dividends on common stock	(21,983)	(16,946)
Net proceeds from exercise of stock options	26,728	9,388
Purchase of treasury shares	(50,094)	—
Early retirement of bonds due 2020	(6,400)	—
Other	(2,438)	(479)

Net cash used for financing	(67,262)	(58,387)

Net (decrease) increase in cash and temporary cash investments	(2,605)	2,327
Cash and temporary cash investments at beginning of period	31,926	34,699

Cash and temporary cash investments at end of period	$29,321	$37,026

Supplemental Disclosures
Interest paid, net of amounts capitalized	$45,400	$47,563
Income taxes paid, net of refunds	$31,739	$19,014

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
In thousands, except per share amounts (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	115,231	113,163	115,287	112,997
Effect of employee stock options	2,835	1,520	2,817	1,433

Weighted average shares for diluted earnings per share	118,066	114,683	118,104	114,430

(3)	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and continues to apply Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, no compensation expense is recorded under APB Opinion No. 25.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings, as reported	$45,557	$39,361	$67,831	$54,983
Less: Stock-based compensation expense determined under fair value-based method, net of tax	2,388	3,077	4,736	6,104

Net earnings, pro forma	$43,169	$36,284	$63,095	$48,879

Per share amounts:
Basic net earnings per share, as reported	$.40	$.35	$.59	$.49

Basic net earnings per share, pro forma	$.38	$.32	$.55	$.44

Diluted net earnings per share, as reported	$.39	$.34	$.57	$.48

Diluted net earnings per share, pro forma	$.37	$.32	$.54	$.43

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4)	The net periodic pension cost for the three and six months ended June 30, 2004 and 2003 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$2,625	$2,473	$5,250	$4,945
Interest cost on projected benefit obligation	6,450	6,489	12,900	12,978
Expected return on assets	(7,025)	(6,676)	(14,050)	(13,200)
Amortization of net loss	1,675	826	3,350	1,652
Amortization of unrecognized prior service cost	150	153	300	307

Net periodic pension cost	$3,875	$3,265	$7,750	$6,682

In the first six months of 2004, the Company made contributions totaling $30,800 to its defined benefit pension plan (including a contribution of $22,800 in the second quarter). The Company does not expect to make additional contributions to the plan during 2004.

(5)	Belo operates its business in four segments: the Television Group, the Newspaper Group, Interactive Media and Other. Belo’s management evaluates these segments regularly in assessing performance and allocating resources. Management uses EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. The Company defines segment EBITDA as a segment’s net earnings before interest expense, income taxes, other income (expense), net, depreciation and amortization. Other income (expense), net is excluded from segment EBITDA because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Segment earnings (loss) from operations consist of segment EBITDA less depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Net operating revenues and EBITDA by industry segment, along with a reconciliation of EBITDA to net earnings, for the three and six months ended June 30, 2004 and 2003 are shown below.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Operating Revenues
Television Group	$182,261	$171,881	$339,355	$313,443
Newspaper Group	196,546	186,981	379,682	358,321
Interactive Media	7,524	5,977	13,856	11,169
Other	4,815	4,655	9,541	8,962

Total net operating revenues	$391,146	$369,494	$742,434	$691,895

EBITDA
Television Group	$83,557	$77,008	$143,552	$126,219
Newspaper Group	52,349	49,408	91,496	89,986
Interactive Media	(204)	(1,494)	(1,240)	(3,738)
Other	72	(145)	103	(422)
Corporate	(12,471)	(9,692)	(23,322)	(19,997)

Total EBITDA	$123,303	$115,085	$210,589	$192,048
Other income (expense), net	(1,925)	(2,442)	(4,818)	(4,930)
Depreciation and amortization	(24,944)	(24,735)	(50,649)	(50,009)
Interest expense	(22,552)	(23,589)	(45,212)	(47,383)
Income taxes	(28,325)	(24,958)	(42,079)	(34,743)

Net earnings	$45,557	$39,361	$67,831	$54,983

(6)	On July 23, 2004, the Company and Time Warner Cable (“Time Warner”) announced the discontinuation of their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The Charlotte, North Carolina cable news channel will continue to be operated solely by Time Warner. The operations of the Houston and San Antonio, Texas news channels ceased on July 23, 2004. The Company has not yet determined whether an impairment charge will result from the discontinuation of the joint ventures. The amount of any such charge will be calculated after a plan to dispose of the assets is finalized by the Company and Time Warner. The Company expects to recognize the impairment charge, if any, in the third quarter of 2004.

(7)	On August 5, the Company announced that an internal investigation, which is ongoing, found practices and procedures that led to an overstatement of previously reported circulation figures, primarily in single copy sales, at The Dallas Morning News (“DMN”) . The investigation is being supervised by and will result in a report to the Audit Committee of the Company’s Board of Directors. DMN is developing a plan to voluntarily compensate its advertisers. Belo will disclose the impact when the plan is finalized and the amounts can be reasonably estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in thousands, except per share amounts

The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related notes filed as part of this report.

Overview

Belo Corp. (“Belo” or the “Company”) is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company, Belo owns 19 television stations reaching 13.8 percent of U.S. television households and manages one television station through a local marketing agreement (“LMA”); publishes four daily newspapers, owns two regional cable news channels reaching over 3.5 million households; and has more than 30 Web sites, including some of the most popular local and regional news sites in the U.S.

The Company operates its business in four segments: the Television Group, the Newspaper Group, Interactive Media and Other. The following table sets forth the Company’s major media assets by segment as of June 30, 2004:

Television Group

			Network
Market	Market Rank(a)	Station	Affiliation(b)	Status	Acquired
Dallas/Fort Worth	7	WFAA	ABC	Owned	March 1950
Houston	11	KHOU	CBS	Owned	February 1984
Seattle/Tacoma	12	KING	NBC	Owned	February 1997
Seattle/Tacoma	12	KONG	IND	Owned	March 2000
Phoenix	15	KTVK	IND	Owned	November 1999
Phoenix	15	KASW	WB	Owned	March 2000
St. Louis	21	KMOV	CBS	Owned	June 1997
Portland	24	KGW	NBC	Owned	February 1997
Charlotte	28	WCNC	NBC	Owned	February 1997
San Antonio	37	KENS	CBS	Owned	October 1997
San Antonio	37	KBEJ	UPN	LMA	(c)
Hampton/Norfolk	41	WVEC	ABC	Owned	February 1984
New Orleans	42	WWL	CBS	Owned	June 1994
Louisville	50	WHAS	ABC	Owned	February 1997
Austin	54	KVUE	ABC	Owned	June 1999
Tucson	71	KMSB	FOX	Owned	February 1997
Tucson	71	KTTU	UPN	Owned	March 2002
Spokane	80	KREM	CBS	Owned	February 1997
Spokane	80	KSKN	WB	Owned	October 2001
Boise (d)	123	KTVB	NBC	Owned	February 1997
Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation(g)	Circulation(g)
The Dallas Morning News (“DMN”)	Dallas, TX	(e)	(f)	(f)
The Providence Journal (“PJ”)	Providence, RI	February 1997	166,460	234,147
The Press-Enterprise (“PE”)	Riverside, CA	July 1997	191,802	191,290
Denton Record-Chronicle	Denton, TX	June 1999	14,979	18,081
Interactive Media

Belo Interactive, Inc.	Includes the Web site operations of Belo’s operating companies, interactive alliances and Internet-based products and services with over 7 million registered users as of June 30, 2004.(h)
Other
Northwest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, or Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on May 2004 Nielsen estimates.

(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Less than 4 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Belo entered into an agreement to operate KBEJ under an LMA in May 1999; the station’s on-air date was August 3, 2000.

(d)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(e)	The first issue of DMN was published by Belo on October 1, 1885.

(f)	Circulation data for DMN is not reported because an ongoing internal investigation has disclosed practices and procedures that led to a circulation overstatement. See further discussion in “Other Matters” below.

(g)	Average paid circulation data for PJ and PE is according to the Audit Bureau of Circulation’s FAS–FAX report for the six months ended March 31, 2004. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations Report for the six-month period ended March 31, 2004.

(h)	The majority of Belo Interactive’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information.

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

Total net revenues in the three and six months ended June 30, 2004 were higher than in the same periods of 2003 as a result of revenue increases in all of the Company’s segments related to improvements in the demand for advertising. In 2004, the demand for advertising has been favorably affected by the improving U.S. economy and, in the Television Group, by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. Total operating costs and expenses increased in the second quarter and first half of 2004 when compared to the prior year periods due primarily to increases in accruals for performance-based bonuses, commissions and distribution expenses related to higher revenue and improved operating performance; newsprint expense due to newsprint price increases throughout 2003 and the first six months of 2004; salaries expense primarily due to an increase in the number of employees and annual merit increases; and medical insurance expenses due to an increase in the number of employees and higher insurance rates. Total operating costs and expenses also were higher in the second quarter and first six months of 2004 due to incremental costs associated with new products launched by the Newspaper Group in the second half of 2003 (principally Quick and al dia at DMN in Dallas and the d at PE in Riverside).

The Company intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements. The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

Results of Operations

Consolidated Results of Operations

Three Months Ended June 30, 2004 and 2003

Total net operating revenue increased $21,652, or 5.9 percent, from $369,494 in the second quarter of 2003 to $391,146 in the second quarter of 2004, due to revenue increases of $10,380 in the Television Group, $9,565 in the Newspaper Group, $1,547 in Interactive Media and $160 in Other.

Salaries, wages and employee benefits expense increased $12,512, or 9.9 percent, in the second quarter of 2004 as compared to the prior year period, primarily due to increases of $5,421 in accruals for performance-based bonuses, $3,840 in salaries expense, $805 in medical insurance expense and $696 in sales commissions expense. Performance-based bonuses and sales commissions increased due to higher revenue and improved operating performance. Salaries expense increased due primarily due to an increase in the number of employees and annual merit increases. Medical insurance expense increased due primarily to an increase in the number of employees and higher insurance rates.

Other production, distribution and operating costs decreased $601, or less than 1 percent, in the second quarter of 2004 as compared to the second quarter of 2003, primarily due to a decrease in taxes of $2,063 related primarily to a favorable property tax settlement at PJ, partially offset by an increase in distribution expense of $1,160 due mostly to costs associated with new products launched in the second half of 2003.

Newsprint, ink and other supplies increased $1,523, or 4.6 percent, in the second quarter of 2004 as compared to the prior year period. The average cost per metric ton of newsprint increased 10.9 percent in the second quarter of 2004 when compared to the second quarter of 2003. Newsprint consumption was 2.1 percent lower in the second quarter of 2004 than in the same period of 2003.

Depreciation expense was comparable for the second quarter periods of 2003 and 2004.

Amortization expense remained constant at $2,119 for the second quarter periods of 2003 and 2004.

Interest expense for the second quarter of 2004 was $22,552, or 4.4 percent lower, than the second quarter of 2003 expense of $23,589, due to lower average debt levels.

Other income (expense), net decreased from expense of $2,442 in the second quarter of 2003 to expense of $1,925 in the second quarter of 2004, due primarily to an increase in the Company’s equity earnings in its partnerships and joint ventures. The Company’s equity losses from its local cable news joint ventures with Time Warner Cable (“Time Warner”) decreased $138, from a loss of $2,726 in the second quarter of 2003 to a loss of $2,588 in the second quarter of 2004. The Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively. The joint ventures were discontinued in July 2004. See “Other Matters” for additional information regarding the discontinuation of the joint ventures.

The effective tax rate for the second quarter of 2004 was 38.3 percent compared with 38.8 percent for the second quarter of 2003.

As a result of the factors discussed above, net earnings for the second quarter of 2004 were $45,557 (39 cents per share) compared to $39,361 (34 cents per share) for the second quarter of 2003.

Belo’s management uses EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. The Company defines EBITDA as net earnings before interest expense, income taxes, other income (expense), net, depreciation and amortization. Other income (expense), net is excluded from EBITDA because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The following table presents a reconciliation of EBITDA to net earnings for the second quarters of 2004 and 2003:

	Three months ended
	June 30,
	2004	2003
EBITDA	$123,303	$115,085
Other income (expense), net	(1,925)	(2,442)
Depreciation and amortization	(24,944)	(24,735)
Interest expense	(22,552)	(23,589)
Income taxes	(28,325)	(24,958)

Net earnings	$45,557	$39,361

EBITDA increased $8,218 in the second quarter of 2004 compared to the second quarter of 2003, primarily due to EBITDA increases of $6,549 in the Television Group, $2,941 in the Newspaper Group, $1,290 in Interactive Media and $217 in Other, partially offset by a $2,779 increase in Corporate expenses.

Six Months Ended June 30, 2004 and 2003

Total net operating revenue increased $50,539, or 7.3 percent, from $691,895 for the six months ended June 30, 2003 to $742,434 for the six months ended June 30, 2004, due to revenue increases of $25,912 in the Television Group, $21,361 in the Newspaper Group, $2,687 in Interactive Media and $579 in Other.

Salaries, wages and employee benefits expense increased $22,430, or 8.8 percent, for the six months ended June 30, 2004 as compared to the prior year period, primarily due to increases of $8,998 in salaries expense, $6,942 in accruals for performance-based bonuses, $2,655 in medical insurance expense and $1,634 in sales commissions expense. Salaries expense increased primarily due to an increase in the number of employees and annual merit increases. Performance-based bonuses and sales commissions expense increased due to higher revenue and improved operating performance. Medical insurance expense increased due primarily to an increase in the number of employees and higher insurance rates.

Other production, distribution and operating costs increased $4,230, or 2.3 percent, in the six months ended June 30, 2004 as compared to the same period of 2003, primarily due to increases in distribution expense of $2,646 and outside services of $1,928 due mostly to costs associated with new products launched in the second half of 2003, partially offset by a decrease in tax expense of $2,070 related primarily to a favorable property tax settlement at PJ.

Newsprint, ink and other supplies increased $5,338, or 8.6 percent, in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The average cost per metric ton of newsprint increased 10.5 percent in the first six months of 2004 when compared to the prior year period. Newsprint consumption was flat in the first six months of 2004 as compared to the same period of 2003.

Depreciation expense increased $608, from $45,803 in the first six months of 2003 to $46,411 in the first six months of 2004.

Amortization expense increased from $4,206 for the six months ended June 30, 2003 to $4,238 in the six months ended June 30, 2004.

Interest expense for the first six months of 2004 was $45,212, or 4.6 percent lower than the first six months of 2003 expense of $47,383, due to lower average debt levels.

Other income (expense), net decreased from expense of $4,930 in the first six months of 2003 to expense of $4,818 in the first six months of 2004 due primarily to an increase in the Company’s equity earnings from partnerships and joint ventures other than the joint ventures with Time Warner. The Company’s loss from its equity ownership in joint ventures with Time Warner increased $239, from a loss of $5,426 in the first six months of 2003 to a loss of $5,665 in the first six months of 2004. The Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively. The joint ventures were discontinued in July 2004. See “Other Matters” for additional information regarding the discontinuation of the joint ventures.

The effective tax rate for the six months ended June 30, 2004 was 38.3 percent compared with 38.7 percent for the six months ended June 30, 2003.

As a result of the factors discussed above, net earnings for the six months ended June 30, 2004 were $67,831 (57 cents per share) compared to $54,983 (48 cents per share) for the six months ended June 30, 2003.

Belo’s management uses EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. The Company defines EBITDA as net earnings before interest expense, income taxes, other income (expense), net, depreciation and amortization. Other income (expense), net is excluded from EBITDA because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). EBITDA is not a measure of financial performance under GAAP. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The following table presents a reconciliation of EBITDA to net earnings for the six-month periods ended June 30, 2004 and 2003:

	Six months ended
	June 30,
	2004	2003
EBITDA	$210,589	$192,048
Other income (expense), net	(4,818)	(4,930)
Depreciation and amortization	(50,649)	(50,009)
Interest expense	(45,212)	(47,383)
Income taxes	(42,079)	(34,743)

Net earnings	$67,831	$54,983

EBITDA increased $18,541 in the first six months of 2004 compared to the same period of 2003, primarily due to EBITDA increases of $17,333 in the Television Group, $2,498 in Interactive Media, $1,510 in the Newspaper Group and $525 in Other, partially offset by a $3,325 increase in Corporate expenses.

Segment Results of Operations

Three Months Ended June 30, 2004 and 2003

			Operating	Earnings	Depreciation
		Net Operating	Costs and	(Loss) from	and
Three Months Ended June 30, 2004	EBITDA(a)	Revenues	Expenses	Operations	Amortization
Television Group	$83,557	$182,261	$109,521	$72,740	$10,817
Newspaper Group	52,349	196,546	155,496	41,050	11,299
Interactive Media	(204)	7,524	8,702	(1,178)	974
Other	72	4,815	5,503	(688)	760
Corporate	(12,471)	—	13,565	(13,565)	1,094

Total		$391,146	$292,787	$98,359	$24,944

			Operating	Earnings	Depreciation
		Net Operating	Costs and	(Loss) from	and
Three Months Ended June 30, 2003	EBITDA(a)	Revenues	Expenses	Operations	Amortization
Television Group	$77,008	$171,881	$105,288	$66,593	$10,415
Newspaper Group	49,408	186,981	149,467	37,514	11,894
Interactive Media	(1,494)	5,977	8,332	(2,355)	861
Other	(145)	4,655	5,444	(789)	644
Corporate	(9,692)	—	10,613	(10,613)	921

Total		$369,494	$279,144	$90,350	$24,735

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Management uses EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. The Company defines segment EBITDA as a segment’s net earnings before interest expense, income taxes, other income (expense), net, depreciation and amortization. Other income (expense), net is excluded from segment EBITDA because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Segment earnings (loss) from operations consist of segment EBITDA less depreciation and amortization. EBITDA is not a measure of financial performance under GAAP. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

Television Group revenues for the second quarter of 2004 were $182,261, an increase of $10,380, or 6 percent, from revenues of $171,881 in the second quarter of 2003. Total spot revenues including political advertising revenues increased 6.8 percent for the second quarter of 2004 as compared to the prior year period. Political advertising revenues increased $5,958, from $1,497 in the second quarter of 2003 to $7,455 in the second quarter of 2004. Total spot revenues excluding political advertising increased 3.1 percent when compared to the prior year period with the most significant increases reported in the insurance, automotive, financial services and telecom categories. Local spot revenues increased 4.3 percent in the second quarter of 2004 as compared to the prior year period. Local spot revenue increases in the Seattle/Tacoma, Houston and Austin markets were partially offset by a decrease in the Dallas/Fort Worth market. National spot revenues increased 1.1 percent in the second quarter of 2004 when compared to the second quarter of 2003, primarily due to increases in the San Antonio and Phoenix markets.

Television Group operating costs and expenses were 4 percent higher in the second quarter of 2004 than in the second quarter of 2003, primarily due to increases in accruals for performance-based bonuses, salaries expense, outside services and advertising and promotion expense.

Television Group earnings from operations increased 9.2 percent in the second quarter of 2004 compared to the prior year period. EBITDA for the Television Group increased 8.5 percent, from $77,008 in the second quarter of 2003 to $83,557 in the second quarter of 2004, primarily due to the $10,380 increase in revenues, partially offset by the $4,233 increase in operating costs and expenses discussed above.

Newspaper Group

Newspaper Group total revenues increased 5.1 percent and advertising revenues increased 4.8 percent in the second quarter of 2004 compared to the same period of 2003. General, classified and retail advertising revenues increased 10 percent, 7.2 percent and 1 percent, respectively, in the second quarter of 2004 as compared to the prior year period. All other advertising revenues were 3.5 percent higher in the second quarter of 2004 compared to the year earlier period, primarily due to increased revenues from preprints and Total Market Coverage (“TMC”). Total Newspaper Group revenues in the second quarter of 2004 included approximately $2,700 of revenues from new products launched in the second half of 2003.

At DMN, total revenues increased 3.8 percent for the second quarter of 2004 as compared to the second quarter of 2003. General advertising revenues increased 10.7 percent in the second quarter of 2004 as compared to the year earlier period, primarily due to higher volumes in the financial and telecom categories. Other revenue, circulation revenue and retail advertising revenue increased 21.4 percent, 7.9 percent and 2.6 percent, respectively, in the second quarter of 2004 as compared to prior year period. Classified advertising revenue was flat in the second quarter of 2004 when compared to the same period of 2003, due primarily to lower volumes in the automotive and real estate categories offset by higher rates in the employment category.

Total revenues at PJ increased 4.2 percent for the second quarter of 2004 when compared to the prior year period, primarily due to increases in classified and general advertising revenues.

Total revenues at PE increased 11.2 percent for the second quarter of 2004 when compared to the prior year period, due primarily to increases in classified advertising revenue and revenue from preprints and TMC.

Newspaper Group operating costs and expenses increased 4 percent in the second quarter of 2004 when compared to the same period of 2003, primarily due to increases in salaries expense resulting from an increase in the number of employees and annual merit increases; newsprint expense due to an increase in the average cost per metric ton and distribution expense, partially offset by a decrease in tax expense. Tax expense decreased due to a $2,450 favorable property tax settlement between PJ and the city of Providence, Rhode Island. Operating costs and expenses in the second quarter of 2004 included approximately $4,600 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003, while the second quarter of 2003 included approximately $240 of such expenses.

Newspaper Group earnings from operations increased 9.4 percent in the second quarter of 2004 compared to the prior year period. EBITDA for the Newspaper Group increased 6 percent, from $49,408 in the second quarter of 2003 to $52,349 in the second quarter of 2004, primarily due to the $9,565 increase in total revenues, partially offset by the $6,029 increase in operating costs and expenses discussed above.

Interactive Media and Other Segments

Interactive Media revenues, which are derived primarily from advertising, increased 25.9 percent, from $5,977 in the second quarter of 2003 to $7,524 in the second quarter of 2004. Interactive Media operating costs and expenses increased 4.4 percent for the second quarter 2004 compared to the prior year period, while the loss from operations for Interactive Media improved from $2,355 in the second quarter of 2003 to $1,178 in the second quarter of 2004. The Interactive Media EBITDA loss improved from $1,494 in the second quarter of 2003 to $204 in the second quarter of 2004.

Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 3.4 percent, from $4,655 in the second quarter of 2003 to $4,815 in the second quarter of 2004, while operating costs and expenses increased 1.1 percent in the second quarter of 2004 when compared to the prior year period. The loss from operations for the Other segment improved 12.8 percent for the second quarter periods, from $789 in 2003 to $688 in 2004. EBITDA for the Other segment improved from a loss of $145 in the second quarter of 2003 to earnings of $72 in the second quarter of 2004.

Six Months Ended June 30, 2004 and 2003

			Operating	Earnings
		Net Operating	Costs and	(Loss) from	Depreciation
Six Months Ended June 30, 2004	EBITDA (a)	Revenues	Expenses	Operations	and Amortization
Television Group	$143,552	$339,355	$217,815	$121,540	$22,012
Newspaper Group	91,496	379,682	311,313	68,369	23,127
Interactive Media	(1,240)	13,856	17,033	(3,177)	1,937
Other	103	9,541	10,846	(1,305)	1,408
Corporate	(23,322)	—	25,487	(25,487)	2,165

Total		$742,434	$582,494	$159,940	$50,649

			Operating	Earnings	Depreciation
		Net Operating	Costs and	(Loss) from	and
Six Months Ended June 30, 2003	EBITDA (a)	Revenues	Expenses	Operations	Amortization
Television Group	$126,219	$313,443	$208,631	$104,812	$21,407
Newspaper Group	89,986	358,321	292,106	66,215	23,771
Interactive Media	(3,738)	11,169	16,644	(5,475)	1,737
Other	(422)	8,962	10,637	(1,675)	1,253
Corporate	(19,997)	—	21,838	(21,838)	1,841

Total		$691,895	$549,856	$142,039	$50,009

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. The Company defines segment EBITDA as a segment’s net earnings before interest expense, income taxes, other income (expense), net, depreciation and amortization. Other income (expense), net is excluded from segment EBITDA because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Segment earnings (loss) from operations consist of segment EBITDA less depreciation and amortization. EBITDA is not a measure of financial performance under GAAP. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

Television Group revenues for the six months ended June 30, 2004 increased $25,912, or 8.3 percent, from $313,443 in 2003 to $339,355 in 2004. Total spot revenues including political advertising increased 8.8 percent for the first six months of 2004 as compared to prior year period. For the six-month periods, political advertising revenues increased $10,101 from $1,879 in 2003 to $11,980 in 2004. Total spot revenues excluding political advertising increased 5.4 percent for the six months ended June 30, 2004 when compared to the prior year period.

Excluding political advertising, the largest spot revenue increases for the six-month period comparisons were reported in the automotive, telecom and insurance categories. Local spot revenues increased 7.6 percent for the six-month period ended June 30, 2004, as compared to the prior year periods, primarily due to increases in the Seattle/Tacoma, Houston, San Antonio and Austin markets. National spot revenues increased 1.5 percent for the six-month period of 2004 compared to the prior year period. National spot revenue increases in the San Antonio and Phoenix markets were partially offset by a decrease in the Seattle/Tacoma market.

Television Group operating costs and expenses increased 4.4 percent in the first half of 2004 compared to the same period of 2003, primarily due to increases in accruals for performance-based bonuses, salaries, outside services and medical insurance expense.

Television Group earnings from operations increased 16 percent for the first six months of 2004 compared to the year earlier period. EBITDA for the Television Group increased $17,333, or 13.7 percent, for the six-month period ended June 30, 2004 as compared to the prior year period, primarily due to the $25,912 increase in revenues, partially offset by the $9,184 increase in operating costs and expenses discussed above.

Newspaper Group

Newspaper Group total revenues and total advertising revenues increased 6 percent and 5.8 percent, respectively, in the six-month period of 2004 when compared to the same period of 2003. General, classified and retail advertising revenues increased 13.1 percent, 4.7 percent and 4 percent, respectively, in the six-month period of 2004 as compared to the prior year period. All other advertising revenues increased 6.2 percent in the six-month period, primarily due to increases in revenues from preprints and TMC. Total Newspaper Group revenues in the six-month period of 2004 included approximately $4,500 of revenues from new products launched in the second half of 2003.

DMN reported an increase in total revenue of 4.1 percent for the first six months of 2004 compared to the prior year period. General advertising revenues increased 12.3 percent in the six-month period of 2004 compared to the year earlier period, primarily due to higher volumes in the automotive and financial categories and higher rates in the automotive category. Retail advertising and other advertising revenues increased 3.4 percent and 4.1 percent, respectively, in the six-month period of 2004 as compared to prior year period. Classified advertising revenues declined 2.8 percent in the first six months of 2004 as compared to the year earlier period, primarily due to decreases in classified automotive and real estate volumes partially offset by an increase in real estate rates.

At PJ, total revenues increased 5.9 percent for first six months of 2004 when compared to the year earlier period, primarily due to increases in classified and retail advertising.

Total revenues at PE increased 13.2 percent for the six-month period ended June 30, 2004 when compared to the prior year period, primarily due to increases in classified advertising and preprints and TMC revenues.

Newspaper Group operating costs and expenses increased 6.6 percent in the first six months of 2004 when compared to the same period of 2003, primarily due to increases in salaries due mostly to annual merit increases, newsprint due to an increase in the average cost per metric ton and distribution expenses, partially offset by a decrease in tax expense. Tax expense decreased due to a $2,450 favorable property tax settlement between PJ and the city of Providence, Rhode Island. Operating costs and expenses in the first six months of 2004 included approximately $8,800 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003, while the first six months of 2003 included approximately $400 of such expenses.

Newspaper Group earnings from operations increased 3.3 percent for the six-month period in 2004 compared to the prior year period. EBITDA for the Newspaper Group increased 1.7 percent, from $89,986 in the six months ended June 30, 2003 to $91,496 in the six months ended June 30, 2004, primarily due to the $21,361 increase in total revenues, partially offset by the $19,207 increase in operating costs and expenses discussed above.

Interactive Media and Other Segments

For the first six months of 2004, Interactive Media revenues increased 24.1 percent over the prior year period, from $11,169 in 2003 to $13,856 in 2004. Interactive Media operating costs and expenses increased 2.3 percent for the six-month period ended June 30, 2004 compared to the prior year period. The Interactive Media loss from operations improved from $5,475 in the first six months of 2003 to $3,177 in first six months of 2004. The

Interactive Media EBITDA loss improved from $3,738 in the first six months of 2003 to $1,240 in the first six months of 2004.

Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. For the six-month periods, Other revenues increased 6.5 percent, from $8,962 in 2003 to $9,541 in 2004 with revenue increases reported at both NWCN and TXCN. Operating costs and expenses increased 2 percent in the first six months of 2004 when compared to the year earlier period. Loss from operations for the Other segment improved from $1,675 in the first six months of 2003 to $1,305 in first six months of 2004. EBITDA for the Other segment improved from a loss of $422 in the six-month period ended June 30, 2003 to earnings of $103 in the same period of 2004.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and term debt are the Company’s primary sources of liquidity. In the first six months of 2004, net cash provided by operations was $90,483 compared with $90,913 for the same period in 2003. The first six months of 2003 included higher cash requirements for bonus payments while the first six months of 2004 included higher contributions to the Company’s defined benefit pension plan. During the first half of 2004, the Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments and pay down debt. Total debt decreased $19,475 from December 31, 2003 to June 30, 2004.

At June 30, 2004, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. The Company also has $150,000 of additional debt securities available for future issuance under a shelf registration statement filed in April 1997. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.

At June 30, 2004, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $120,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $31,425 of short-term unsecured notes outstanding at June 30, 2004. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company’s financial statements.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2004, the Company was in compliance with all debt covenant requirements.

The Company paid dividends of $21,983, or 19 cents per share, on Series A and Series B common stock outstanding in the first six months of 2004 compared with $16,946, or 15 cents per share, in the prior year period.

In the first six months of 2004, capital expenditures of $23,589 were primarily for Television Group and Newspaper Group equipment purchases. Capital spending for fiscal 2004 is expected to be approximately $90,000, primarily for capital expenditures in the normal course of business. The Company expects to fund such capital expenditures with cash generated from operating activities and, when necessary, borrowings under its revolving credit facility.

During the six months ended June 30, 2004, the Company operated local cable news channels in partnership with Time Warner in each of Charlotte, North Carolina and Houston and San Antonio, Texas. The on-air dates of these channels were June 14, 2002, December 12, 2002 and April 7, 2003, respectively. As of June 30, 2004, investments totaling $37,792 ($3,815 of which was invested in the first six months of 2004) had been made related to the Time Warner partnerships, the majority of which were used to fund capital expenditures and operating costs. The joint ventures were discontinued in July 2004. See “Other Matters” for additional information regarding the discontinuation of the joint ventures.

In the first six months of 2004, the Company purchased 1,762,500 shares of its Series A Common Stock at an aggregate cost of $50,094 under the stock repurchase plan authorized by Belo’s Board of Directors in July 2000. These shares were retired during the six-month period ended June 30, 2004. The Company’s policy during the first six months of 2004 was to purchase shares of Belo Common Stock approximately equal to the number of employee options exercised during the period. Depending on market conditions, the Company plans to purchase shares exceeding the number of options exercised in the remainder of 2004 under its existing stock repurchase authorizations. As of June 30, 2004, the Company could purchase 15,670,419 shares under the authorization passed by its Board of Directors in July 2000. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually.

The Company made contributions to its defined benefit pension plan totaling $30,800 in the first six months of 2004. This contribution exceeds the Company’s required minimum contribution for ERISA funding purposes. The Company does not expect to make additional contributions to the plan during 2004.

Other Matters

On August 5, 2004, the Company announced that DMN will report a greater than expected decline in circulation for the six months ending September 30, 2004. Part of the decline is due to an overstatement of previously reported circulation figures, primarily in single copy sales. An internal investigation, which is ongoing, has disclosed practices and procedures that led to the overstatement. The investigation is being supervised by and will result in a report to the Audit Committee of the Company’s Board of Directors. DMN is developing a plan to voluntarily compensate its advertisers. Belo will disclose the impact when the plan is finalized and the amounts can be reasonably estimated.

On July 23, 2004, the Company and Time Warner announced the discontinuation of their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The Charlotte, North Carolina cable news channel will continue to be operated solely by Time Warner. The operations of the Houston and San Antonio, Texas news channels ceased on July 23, 2004. The Company has not yet determined whether an impairment charge will result from the discontinuation of the joint ventures. The amount of any such charge will be calculated after a plan to dispose of the assets is finalized by the Company and Time Warner. The Company expects to recognize the impairment charge, if any, in the third quarter of 2004.

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

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; the results of the internal investigation described above; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, and in the Company’s periodic press releases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in Belo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

Subsequent to the end of the quarter, an internal investigation indicated that certain policies and practices had resulted in past overstatements of the circulation of The Dallas Morning News. Although this matter does not impact the Company’s internal controls over financial reporting, the Company has initiated steps to correct the situation, and its Audit Committee is supervising the ongoing internal investigation.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended June 30, 2004. The Company did not repurchase any shares of Series B Common Stock during the quarter ended June 30, 2004.

			(c) Total Number of Shares	(d) Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)
April 1, 2004 through April 30, 2004	355,600	$29.01	355,600	16,688,119
May 1, 2004 through May 31, 2004	967,700	$28.42	967,700	15,720,419
June 1, 2004 through June 30, 2004	50,000	$28.94	50,000	15,670,419

Total	1,373,300	$28.63	1,373,000	15,670,419

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of June 30, 2004, the Company could purchase 15,670,419 shares under this authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of common stock annually. There is no expiration date for the repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 11, 2004. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
Louis E. Caldera	229,181,990	3,392,171
Judith L. Craven, M.D., M.P.H.	228,951,637	3,622,524
Stephen Hamblett	230,704,208	1,869,953
Dealey D. Herndon	230,332,051	2,242,110
Wayne R. Sanders	229,173,298	3,400,863

In addition to those directors elected at the Annual Meeting, the following directors continue in office: Henry P. Becton, Jr., France A. Córdova, Ph.D., Robert W. Decherd, Roger A. Enrico, Laurence E. Hirsch, William T. Solomon, Lloyd D. Ward, and J. McDonald Williams.

At the Annual Meeting, an additional proposal to approve the Belo 2004 Executive Compensation Plan was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions and broker non-votes with respect to this proposal:

	For	Against	Abstain	Broker Non-Votes
Proposal II	176,366,893	41,840,693	11,744,894	2,591,681

No other matters were submitted to a vote of security holders at the Annual Meeting.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit
Number		Description
3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003)

Exhibit
Number		Description
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

4.7		Instruments defining rights of debt securities:

		(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1997 Form 10-Q”))

		(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

			*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

		(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

		(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

		(5)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

			*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

		(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

		(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

		(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

Exhibit
Number	Description
10.1	Financing agreements:

	(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	-(1)		Belo Savings Plan:

			(a)	Belo Savings Plan as Amended and Restated effective August 1, 2004

	-(2)		Belo 1986 Long-Term Incentive Plan:

		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598) (the “1996 Form 10-K”))

		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))

		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	-(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated Mar 4, 2004 (“2003 Form 10-K”))

	-(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	-(5)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	-(6)		Belo 2004 Executive Compensation Plan

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 21, 2004, Belo filed a current report on Form 8-K reporting that the Company issued a press release announcing its consolidated financial results for the quarter ended March 31, 2004 and a press release announcing the Company’s monthly statistical report for the month and three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

August 9, 2004	By:	/s/ Dennis A. Williamson

Dennis A. Williamson
Senior Corporate Vice President/
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

Exhibit
Number	Description

4.7	Instruments defining rights of debt securities:

	(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1997 Form 10-Q”))

	(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

		*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

		*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	-(1)		Belo Savings Plan:

(a) Belo Savings Plan as Amended and Restated effective August 1, 2004

Exhibit
Number	Description

	-(2)		Belo 1986 Long-Term Incentive Plan:

		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598) (the “1996 Form 10-K”))

		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))

		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	-(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated Mar 4, 2004 (“2003 Form 10-K”))

	-(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	-(5)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	-(6)		Belo 2004 Executive Compensation Plan

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.