Form 10-Q
period 2004-09-30
BELO CORP
filed 2004-11-09
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8598

Belo Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0135890 (I.R.S. employer identification no.)

P. O. Box 655237 Dallas, Texas (Address of principal executive offices)	75265-5237 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $1.67 par value	114,962,579*

* Consisting of 98,892,511 shares of Series A Common Stock and 16,070,068 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
 Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands, except per share amounts (unaudited)	2004	2003	2004	2003
Net Operating Revenues	$374,707	$356,268	$1,117,141	$1,048,163
Operating Costs and Expenses
Salaries, wages and employee benefits	141,235	128,860	418,096	383,291
Other production, distribution and operating costs	122,553	94,102	310,162	277,481
Newsprint, ink and other supplies	34,198	32,769	101,573	94,806
Depreciation	21,244	22,715	67,655	68,518
Amortization	2,119	2,119	6,357	6,325

Total operating costs and expenses	321,349	280,565	903,843	830,421

Earnings from operations	53,358	75,703	213,298	217,742
Other Income and Expense
Interest expense	(22,552)	(23,225)	(67,764)	(70,608)
Other income (expense), net	(11,812)	(2,074)	(16,630)	(7,004)

Total other income and expense	(34,364)	(25,299)	(84,394)	(77,612)
Earnings
Earnings before income taxes	18,994	50,404	128,904	140,130
Income taxes	7,823	19,293	49,902	54,036

Net earnings	$11,171	$31,111	$79,002	$86,094

Net Earnings Per Share
Basic	$.10	$.27	$.69	$.76
Diluted	$.10	$.27	$.67	$.75
Average Shares Outstanding
Basic	114,818	113,678	115,130	113,226
Diluted	116,343	115,606	117,516	114,824
Cash Dividends Declared Per Share	$.19	$.19	$.38	$.34

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
 Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(Current year unaudited)	2004	2003
Assets
Current assets:
Cash and temporary cash investments	$33,626	$31,926
Accounts receivable, net	234,178	242,239
Other current assets	70,308	58,453

Total current assets	338,112	332,618
Property, plant and equipment, net	519,438	550,586
Intangible assets, net	1,355,846	1,362,203
Goodwill, net	1,243,300	1,243,300
Other assets	111,174	113,894

Total assets	$3,567,870	$3,602,601

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,724	$75,258
Accrued expenses	107,785	84,942
Other current liabilities	73,051	58,155

Total current liabilities	232,560	218,355
Long-term debt	1,194,675	1,270,900
Deferred income taxes	445,416	435,304
Other liabilities	111,787	114,271
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares:
Series A: Issued 98,751,010 shares at September 30, 2004 and 98,632,955 shares at December 31, 2003	164,914	164,717
Series B: Issued 16,080,421 shares at September 30, 2004 and 16,391,802 shares at December 31, 2003	26,854	27,374
Additional paid-in capital	940,522	920,303
Retained earnings	486,156	486,391
Accumulated other comprehensive income	(35,014)	(35,014)

Total shareholders’ equity	1,583,432	1,563,771

Total liabilities and shareholders’ equity	$3,567,870	$3,602,601

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2004	2003
Operations
Net earnings	$79,002	$86,094
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	74,012	74,843
Deferred income taxes	873	22,256
Loss on discontinuation of the Time Warner joint ventures	11,528	—
Non-cash expenses	19,655	18,315
Equity loss from partnerships	5,867	8,279
Pension contribution	(30,800)	(20,000)
Other, net	(2,503)	(2,184)
Net change in current assets and liabilities:
Accounts receivable	7,936	10,442
Other current assets	(3,482)	(7,624)
Accounts payable	(23,684)	(14,137)
Accrued expenses	25,055	(9,478)
Other current liabilities	18,026	13,753

Net cash provided by operations	181,485	180,559
Investments
Capital expenditures	(40,063)	(41,249)
Other investments	(1,878)	(9,111)
Other, net	1,226	926

Net cash used for investments	(40,715)	(49,434)
Financing
Borrowings of debt	509,625	583,230
Repayments of debt	(579,450)	(706,055)
Early retirement of bonds due 2020	(6,400)	—
Payment of dividends on common stock	(32,887)	(27,739)
Net proceeds from exercise of stock options	27,128	15,827
Purchase of treasury shares	(54,626)	—
Other	(2,460)	(519)

Net cash used for financing	(139,070)	(135,256)

Net increase (decrease) in cash and temporary cash investments	1,700	(4,131)
Cash and temporary cash investments at beginning of period	31,926	34,699

Cash and temporary cash investments at end of period	$33,626	$30,568

Supplemental Disclosures
Interest paid, net of amounts capitalized	$56,291	$70,788
Income taxes paid, net of refunds	$47,594	$34,440

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 Belo Corp. and Subsidiaries
in thousands, except per share amounts (unaudited)

(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the “Company” or “Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	114,818	113,678	115,130	113,226
Effect of employee stock options	1,525	1,928	2,386	1,598

Weighted average shares for diluted earnings per share	116,343	115,606	117,516	114,824

(3)	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and continues to apply Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, no compensation expense is recorded under APB Opinion No. 25.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings, as reported	$11,171	$31,111	$79,002	$86,094
Less: Stock-based compensation expense determined under fair value-based method, net of tax	2,357	2,955	7,093	9,059

Net earnings, pro forma	$8,814	$28,156	$71,909	$77,035

Per share amounts:
Basic net earnings per share, as reported	$.10	$.27	$.69	$.76

Basic net earnings per share, pro forma	$.08	$.25	$.63	$.69

Diluted net earnings per share, as reported	$.10	$.27	$.67	$.75

Diluted net earnings per share, pro forma	$.08	$.25	$.62	$.68

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4)	The net periodic pension cost for the three and nine months ended September 30, 2004 and 2003 includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$2,625	$2,473	$7,875	$7,418
Interest cost on projected benefit obligation	6,450	6,489	19,350	19,467
Expected return on assets	(7,301)	(6,800)	(21,351)	(20,000)
Amortization of net loss	1,675	825	5,025	2,477
Amortization of unrecognized prior service cost	150	154	450	461

Net periodic pension cost	$3,599	$3,141	$11,349	$9,823

In the first nine months of 2004, the Company made contributions totaling $30,800 to its defined benefit pension plan. The Company does not expect to make additional contributions to the plan during 2004.

(5)	Belo operates its business in four segments: the Television Group, the Newspaper Group, Interactive Media and Other. Belo’s management evaluates these segments regularly in assessing performance and allocating resources. Management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Net operating revenues and segment EBITDA by industry segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and nine months ended September 30, 2004 and 2003 are shown below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Operating Revenues
Television Group	$171,326	$160,701	$510,681	$474,144
Newspaper Group	190,253	184,121	569,935	542,442
Interactive Media	7,874	6,313	21,730	17,482
Other	5,254	5,133	14,795	14,095

Total net operating revenues	$374,707	$356,268	$1,117,141	$1,048,163

Segment EBITDA
Television Group	$72,924	$66,626	$216,476	$192,845
Newspaper Group	20,428	46,175	111,924	136,161
Interactive Media	44	(1,133)	(1,196)	(4,871)
Other	314	220	417	(202)
Corporate	(16,989)	(11,351)	(40,311)	(31,348)

Total segment EBITDA	76,721	100,537	287,310	292,585
Other income (expense), net	(11,812)	(2,074)	(16,630)	(7,004)
Depreciation and amortization	(23,363)	(24,834)	(74,012)	(74,843)
Interest expense	(22,552)	(23,225)	(67,764)	(70,608)
Income taxes	(7,823)	(19,293)	(49,902)	(54,036)

Net earnings	$11,171	$31,111	$79,002	$86,094

(6)	On July 23, 2004, the Company and Time Warner Cable (“Time Warner”) announced the discontinuation of their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The operations of the Houston and San Antonio, Texas news channels ceased on July 23, 2004. The Charlotte, North Carolina cable news channel continued to be operated solely by Time Warner after the discontinuation of the joint ventures on July 23, 2004. Time Warner subsequently ceased the operations of the Charlotte, North Carolina cable news channel.

Belo recorded a charge of $11,528 in the third quarter of 2004, which is included in other income (expense), net, to write down its investment in the joint ventures to $7,454, the net amount the Company expects to recover upon liquidation of the joint ventures’ assets. The actual amount the Company will recover is dependent on the actual amounts received from the sale of the joint venture assets, as well as costs incurred in the liquidation, including employee severance expenses. However, the Company does not expect the actual amounts realized will differ materially from the amounts recorded at September 30, 2004.

(7)	On August 5, 2004, the Company announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News (“DMN”), primarily in single copy sales. The investigation was conducted by a national law firm and supervised by the Audit Committee of the Company’s Board of Directors. On August 16, 2004, the Company announced a voluntary advertiser compensation plan developed by Company management in response to the circulation overstatement. The plan includes a combination of cash payments and future advertising credits.

In the third quarter of 2004, Belo recorded a charge related to this matter of $24,000, which is included in other production, distribution and operating costs. The $24,000 charge consists of expected cash payments to DMN advertisers of approximately $21,000 and approximately $3,000 in costs related primarily to the investigation of the circulation overstatement. The advertising credits may be used between September 1, 2004 and the end of an advertiser’s contract period or February 28, 2005, whichever is later, and is in addition to the terms of each advertiser’s current contract. The Company expects the advertising credits to have a modest impact on advertising revenue growth at DMN through the remainder of 2004 and into the first quarter of 2005. Incremental newsprint expense associated with the credits are expected to be offset by decreases in newsprint consumption associated with lower circulation.

(8)	On September 29, 2004, Belo announced its updated operating strategy, which included a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from DMN. The Company recorded charges totaling $5,818 for severance costs and other expenses related to the reduction in workforce in the third quarter of 2004. The Company expects that substantially all of the costs and expenses will be paid in the fourth quarter of 2004.

(9)	On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former DMN executive. The complaints arise out of the circulation overstatement at DMN, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered that all cases arising out of the same facts and presenting the same claims would be consolidated, and the defendants would not have to answer until a consolidated complaint is filed. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in thousands, except per share amounts

The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related notes filed as part of this report.

Overview

Belo Corp. (“Belo” or the “Company”) is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company, Belo owns 19 television stations reaching 13.8 percent of U.S. television households and manages one television station through a local marketing agreement (“LMA”); publishes four daily newspapers; owns two regional cable news channels reaching over 3.5 million households; and has more than 30 Web sites, including some of the most popular local and regional news sites in the U.S.

The Company operates its business in four segments: the Television Group, the Newspaper Group, Interactive Media and Other. The following table sets forth the Company’s major media assets by segment as of September 30, 2004:

Television Group

			Network
Market	Market Rank(a)	Station	Affiliation(b)	Status	Acquired
Dallas/Fort Worth	7	WFAA	ABC	Owned	March 1950
Houston	11	KHOU	CBS	Owned	February 1984
Seattle/Tacoma	12	KING	NBC	Owned	February 1997
Seattle/Tacoma	12	KONG	IND	Owned	March 2000
Phoenix	15	KTVK	IND	Owned	November 1999
Phoenix	15	KASW	WB	Owned	March 2000
St. Louis	21	KMOV	CBS	Owned	June 1997
Portland	24	KGW	NBC	Owned	February 1997
Charlotte	28	WCNC	NBC	Owned	February 1997
San Antonio	37	KENS	CBS	Owned	October 1997
San Antonio	37	KBEJ	UPN	LMA	(c)
Hampton/Norfolk	41	WVEC	ABC	Owned	February 1984
New Orleans	42	WWL	CBS	Owned	June 1994
Louisville	50	WHAS	ABC	Owned	February 1997
Austin	54	KVUE	ABC	Owned	June 1999
Tucson	71	KMSB	FOX	Owned	February 1997
Tucson	71	KTTU	UPN	Owned	March 2002
Spokane	80	KREM	CBS	Owned	February 1997
Spokane	80	KSKN	WB	Owned	October 2001
Boise(d)	123	KTVB	NBC	Owned	February 1997

Newspaper Group

Newspaper	Location	Acquired	Daily Circulation(e)	Sunday Circulation(e)
The Dallas Morning News (“DMN”)	Dallas, TX	(f)	(g)	(g)
The Providence Journal (“PJ”)	Providence, RI	February 1997	168,021	236,476
The Press-Enterprise (“PE”)	Riverside, CA	July 1997	182,682	186,790
Denton Record-Chronicle	Denton, TX	June 1999	14,979	18,081

Interactive Media

Belo Interactive, Inc.	Includes the Web site operations of Belo’s operating companies, interactive alliances and Internet-based products and services with over 7.6 million registered users as of September 30, 2004.(h)

Other

NorthWest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, or Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on May 2004 Nielsen estimates.

(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Less than 4 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Belo entered into an agreement to operate KBEJ under an LMA in May 1999; the station’s on-air date was August 3, 2000.

(d)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(e)	Average paid circulation data for PJ and PE is according to the Audit Bureau of Circulation’s (the “Audit Bureau”) FAS-FAX report for the six months ended September 30, 2004. Circulation data for the Denton Record Chronicle is taken from the Certified Audit of Circulations Report for the six-month period ended March 31, 2004.

(f)	The first issue of DMN was published by Belo on October 1, 1885.

(g)	Circulation data for DMN is not reported because an internal investigation disclosed practices and procedures that led to a circulation overstatement at that newspaper. See further discussion in “Other Matters” below.

(h)	The majority of Belo Interactive’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information.

The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. As a result, the Company’s operations are sensitive to changes in the economy, particularly in the Dallas/Fort Worth metropolitan area, where its two largest properties are located. The Company also derives revenues, to a much lesser extent, from the sale of daily newspapers, from compensation paid by networks to its television stations for broadcasting network programming, from subscription and data retrieval fees and from amounts charged to customers for commercial printing.

Total net revenues in the three and nine months ended September 30, 2004 were higher than in the same periods of 2003 as a result of revenue increases in all of the Company’s segments related to improvements in the demand for advertising. In 2004, the demand for advertising has been favorably affected by the improving U.S. economy and, in the Television Group, by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. Additionally, total net revenues in the third quarter and first nine months of 2004 included approximately $9,700 of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Summer Olympics.

Total operating costs and expenses for the third quarter and first nine months of 2004 include $24,000 for advertiser payments and other expenses related to the circulation overstatement at DMN and $5,818 for severance costs and other expenses related to Company-wide staff reductions. See “Other Matters” below for further discussion of the circulation overstatement. In addition to these charges, total operating costs and expenses increased in the third quarter and first nine months of 2004 when compared to the prior year periods due primarily to increases in salaries expense primarily due to annual merit increases and an increase in the number of employees prior to the Company-wide staff reductions in 2004; newsprint expense due to newsprint price increases throughout 2003 and the first nine months of 2004; and medical insurance expenses due to an increase in the number of employees and higher insurance rates. Total operating costs and expenses also were higher in the third quarter and first nine months of 2004 due to incremental costs associated with new products launched by the Newspaper Group in the second half of 2003 (principally Quick and al dia at DMN in Dallas and the d at PE in Riverside).

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

Results of Operations

Consolidated Results of Operations

Three Months Ended September 30, 2004 and 2003

Total net operating revenue increased $18,439, or 5.2 percent, from $356,268 in the third quarter of 2003 to $374,707 in the third quarter of 2004, due to revenue increases of $10,625 in the Television Group, $6,132 in the Newspaper Group, $1,561 in Interactive Media and $121 in Other.

Salaries, wages and employee benefits expense increased $12,375, or 9.6 percent, in the third quarter of 2004 as compared to the prior year period, primarily due to increases of $5,176 in other direct compensation, $4,180 in salaries expense and $1,354 in medical insurance expense. Other direct compensation increased due to severance costs for Company-wide staff reductions, while an increase in salaries expense is primarily due to annual merit increases and an increase in the number of employees before staff reductions. Medical insurance expense increased primarily due to an increase in the number of employees and higher insurance rates.

Other production, distribution and operating costs increased $28,451, or 30.2 percent, in the third quarter of 2004 as compared to the third quarter of 2003, primarily due to the $24,000 charge related to the circulation overstatement at DMN and a $2,314 increase in distribution expense. See “Other Matters” below for further discussion of the circulation overstatement. Distribution expense increased primarily due to costs associated with new products launched in the second half of 2003.

Newsprint, ink and other supplies increased $1,429, or 4.4 percent, in the third quarter of 2004 as compared to the prior year period. The average cost per metric ton of newsprint increased 9.9 percent in the third quarter of 2004 when compared to the third quarter of 2003. Newsprint consumption decreased 4.1 percent between the third quarter periods.

Depreciation expense decreased $1,471, or 6.5 percent, in the third quarter of 2004 as compared to the third quarter of 2003.

Amortization expense remained constant at $2,119 for the third quarter periods of 2003 and 2004.

Interest expense for the third quarter of 2004 was $22,552, or 2.9 percent lower than the third quarter of 2003 expense of $23,225, due to lower average debt levels.

Other income (expense), net for the third quarter increased from expense of $2,074 in 2003 to expense of $11,812 in 2004 primarily due to a charge of $11,528 related to the discontinuation of the Company’s joint ventures with Time Warner Cable (“Time Warner”) that operated local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas.

The effective tax rate for the third quarter of 2004 was 41.2 percent compared with 38.3 percent for the third quarter of 2003. The effective tax rate in the third quarter of 2004 was higher, primarily due to lower earnings before taxes in the third quarter of 2004 resulting from charges taken for the circulation overstatement at DMN, the discontinuation of the Time Warner joint ventures and the reduction in workforce.

As a result of the factors discussed above, net earnings for the third quarter of 2004 were $11,171 (10 cents per share) compared to $31,111 (27 cents per share) for the third quarter of 2003.

The Company defines EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The following table presents a reconciliation of EBITDA to net earnings for the third quarters of 2004 and 2003:

	Three months ended
	September 30,
	2004	2003
EBITDA	$64,909	$98,463
Depreciation and amortization	(23,363)	(24,834)
Interest expense	(22,552)	(23,225)
Income taxes	(7,823)	(19,293)

Net earnings	$11,171	$31,111

EBITDA decreased $33,554 in the third quarter of 2004 compared to the third quarter of 2003, primarily due to decreases in segment EBITDA of $25,747 in the Newspaper Group and $5,638 in Corporate; and an increase in expense in other income (expense), net, of $9,738; partially offset by increases in segment EBITDA of $6,298 in the Television Group, $1,177 in Interactive Media and $94 in Other.

Nine Months Ended September 30, 2004 and 2003

Total net operating revenue increased $68,978, or 6.6 percent, from $1,048,163 for the nine months ended September 30, 2003 to $1,117,141 for the nine months ended September 30, 2004, due to revenue increases of $36,537 in the Television Group, $27,493 in the Newspaper Group, $4,248 in Interactive Media and $700 in Other.

Salaries, wages and employee benefits expense increased $34,805, or 9.1 percent, for the nine months ended September 30, 2004 as compared to the prior year period, primarily due to increases of $13,178 in salaries expense, $6,287 in accruals for performance-based bonuses, $5,621 in other direct compensation, $4,009 in medical insurance expense and $1,896 in sales commissions expense. Salaries expense increased primarily due to an increase in the number of employees before staff reductions and annual merit increases. Performance-based bonuses and sales commissions expense increased due to higher revenue and improved operating performance excluding one-time charges. Other direct compensation increased due to severance costs for Company-wide staff reductions. Medical insurance expense increased primarily due to an increase in the number of employees and higher insurance rates.

Other production, distribution and operating costs increased $32,681, or 11.8 percent, in the nine months ended September 30, 2004 as compared to the same period of 2003, primarily due to a $24,000 charge related to the circulation overstatement at DMN and a $4,960 increase in distribution expense. See “Other Matters” below for further discussion of the circulation overstatement. The increase in distribution expense is due mostly to costs associated with new products launched in the second half of 2003.

Newsprint, ink and other supplies increased $6,767, or 7.1 percent, in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The average cost per metric ton of newsprint increased 10.1 percent in the first nine months of 2004 when compared to the prior year period. Newsprint consumption was 1.4 percent lower in the first nine months of 2004 as compared to the same period of 2003.

Depreciation expense decreased $863, from $68,518 in the first nine months of 2003 to $67,655 in the first nine months ended September 30, 2004.

Amortization expense increased from $6,325 for the nine months ended September 30, 2003 to $6,357 in the nine months ended September 30, 2004.

Interest expense for the first nine months of 2004 was $67,764, or 4 percent lower than the first nine months of 2003 expense of $70,608, due to lower average debt levels.

Other income (expense), net increased from expense of $7,004 in the first nine months of 2003 to expense of $16,630 in the first nine months of 2004 due primarily to an $11,528 charge from the discontinuation of the joint ventures between Belo and Time Warner that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas.

The effective tax rate for the nine months ended September 30, 2004 was 38.7 percent compared with 38.6 percent for the nine months ended September 30, 2003.

As a result of the factors discussed above, net earnings for the nine months ended September 30, 2004 were $79,002 (67 cents per share) compared to $86,094 (75 cents per share) for the nine months ended September 30, 2003.

The Company defines EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The following table presents a reconciliation of EBITDA to net earnings for the nine-month periods ended September 30, 2004 and 2003:

	Nine months ended
	September 30,
	2004	2003
EBITDA	$270,680	$285,581
Depreciation and amortization	(74,012)	(74,843)
Interest expense	(67,764)	(70,608)
Income taxes	(49,902)	(54,036)

Net earnings	$79,002	$86,094

EBITDA decreased $14,901 in the first nine months of 2004 compared to the same period of 2003, primarily due to decreases in segment EBITDA of $24,237 in the Newspaper Group and $8,963 in Corporate; and an increase in expense in other income (expense), net of $9,626; partially offset by increases of $23,631 in the Television Group, $3,675 in Interactive Media and $619 in Other.

Segment Results of Operations

Three Months Ended September 30, 2004 and 2003

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended September 30, 2004	EBITDA(a)	Revenues	Expenses	Operations	Amortization
Television Group	$72,924	$171,326	$108,425	$62,901	$10,023
Newspaper Group	20,428	190,253	180,609	9,644	10,784
Interactive Media	44	7,874	8,821	(947)	991
Other	314	5,254	5,570	(316)	630
Corporate	(16,989)	—	17,924	(17,924)	935

Total		$374,707	$321,349	$53,358	$23,363

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended September 30, 2003	EBITDA(a)	Revenues	Expenses	Operations	Amortization
Television Group	$66,626	$160,701	$104,683	$56,018	$10,608
Newspaper Group	46,175	184,121	149,792	34,329	11,846
Interactive Media	(1,133)	6,313	8,254	(1,941)	808
Other	220	5,133	5,565	(432)	652
Corporate	(11,351)	—	12,271	(12,271)	920

Total		$356,268	$280,565	$75,703	$24,834

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Segment EBITDA is not a measure of financial performance under GAAP. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. Because segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, segment EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

Television Group revenues for the third quarter of 2004 were $171,326, an increase of $10,625, or 6.6 percent, from revenues of $160,701 in the third quarter of 2003. Total spot revenues including political advertising revenues increased 6.8 percent for the third quarter of 2004 as compared to the prior year period. Total spot revenues excluding political advertising increased 0.9 percent when compared to the prior year period, with the most significant increases reported in the insurance, healthcare and financial services categories, partially offset by decreases in the department stores and food products categories. Local spot revenues increased 3.4 percent in the third quarter of 2004 as compared to the prior year period. Local spot revenue increases in the Seattle/Tacoma, Charlotte and Portland markets were partially offset by a decrease in the Phoenix market. National spot revenues decreased 3.6 percent in the third quarter of 2004 when compared to the third quarter of 2003, primarily due to decreases in the Houston and Dallas/Fort Worth markets. Political advertising revenues increased $8,835, from $3,636 in the third quarter of 2003 to $12,471 in the third quarter of 2004, primarily due to Presidential and election issues spending in the Seattle/Tacoma, St. Louis and Portland markets. Television Group revenues for the third quarter of 2004 included approximately $9,700 of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Summer Olympics.

Television Group operating costs and expenses were 3.6 percent higher in the third quarter of 2004 than in the third quarter of 2003, primarily due to increases in salaries expense, accruals for performance-based bonuses, medical insurance and outside services expenses.

Television Group earnings from operations increased 12.3 percent in the third quarter of 2004 compared to the prior year period. Segment EBITDA for the Television Group increased 9.5 percent, from $66,626 in the third quarter of

2003 to $72,924 in the third quarter of 2004, primarily due to the $10,625 increase in revenues, partially offset by the $3,742 increase in operating costs and expenses discussed above.

Newspaper Group

Newspaper Group total revenues increased 3.3 percent and advertising revenues increased 3 percent in the third quarter of 2004 compared to the same period of 2003. Classified revenues increased 7.3 percent and retail and general revenues decreased 3.2 percent and 2.4 percent, respectively, in the third quarter of 2004 as compared to the prior year period. All other advertising revenues were 5.4 percent higher in the third quarter of 2004 compared to the year earlier period, primarily due to increased revenues from preprints and Total Market Coverage (“TMC”). Total Newspaper Group revenues in the third quarter of 2004 included approximately $2,945 of revenues from new products launched in the second half of 2003 compared with $42 of revenues from new products in the third quarter of 2003.

At DMN, total revenues were flat for the third quarter of 2004 as compared to the third quarter of 2003. Retail, general and classified advertising revenues declined 4.9 percent, 4 percent and 3.1 percent, respectively, in the third quarter of 2004 as compared to the prior year period. The decline in retail advertising is primarily due to lower rates and higher volumes in automotive and furniture categories. The decrease in general advertising is primarily due to lower rates and higher volume in the automotive category. Classified advertising revenues declined primarily due to lower volumes and lower rates in the automotive category, partially offset by higher rates in the employment category. These decreases were offset by increases in other revenue (primarily revenue from commercial printing), preprints and TMC revenue, other advertising revenue and circulation revenue.

Total revenues at PJ increased 3.4 percent for the third quarter of 2004 when compared to the prior year period, primarily due to increases in classified and general advertising revenues.

Total revenues at PE increased 16.1 percent for the third quarter of 2004 when compared to the prior year period, primarily due to increases in classified advertising revenues.

Newspaper Group operating costs and expenses increased 20.6 percent in the third quarter of 2004 when compared to the same period of 2003, primarily due to a charge of $21,023 for voluntary advertiser compensation and other expenses related to the circulation overstatement at DMN and a charge of $3,167 in severance, payroll taxes and benefits expenses related to the Company-wide staff reductions. Operating costs and expenses in the third quarter of 2004 included approximately $4,344 in expenses associated with the new products introduced by the Newspaper Group in 2003, while the third quarter of 2003 included approximately $758 of such expenses.

Newspaper Group earnings from operations decreased 71.9 percent in the third quarter of 2004 compared to the prior year period. Segment EBITDA for the Newspaper Group decreased 55.6 percent, from $46,175 in the third quarter of 2003 to $20,428 in the third quarter of 2004, primarily due to the $30,817 increase in operating costs and expenses, partially offset by the $6,132 increase in total revenues discussed above.

Interactive Media and Other Segments

Interactive Media revenues, which are derived primarily from advertising, increased 24.7 percent, from $6,313 in the third quarter of 2003 to $7,874 in the third quarter of 2004. Interactive Media operating costs and expenses increased 6.9 percent for the third quarter 2004 compared to the prior year period, while the loss from operations for Interactive Media improved from $1,941 in the third quarter of 2003 to $947 in the third quarter of 2004. The Interactive Media segment EBITDA improved from a loss of $1,133 in the third quarter of 2003 to earnings of $44 in the third quarter of 2004.

Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 2.4 percent, from $5,133 in the third quarter of 2003 to $5,254 in the third quarter of 2004, while operating costs and expenses were flat in the third quarter of 2004 when compared to the prior year period. The loss from operations for the Other segment improved 26.9 percent for the third quarter periods, from $432 in 2003 to $316 in 2004. Segment EBITDA for the Other segment improved from $220 in the third quarter of 2003 to $314 in the third quarter of 2004.

Nine Months Ended September 30, 2004 and 2003

	Segment	Net Operating	Operating Costs and	Earnings (Loss)	Depreciation and
Nine Months Ended September 30, 2004	EBITDA (a)	Revenues	Expenses	from Operations	Amortization
Television Group	$216,476	$510,681	$326,240	$184,441	$32,035
Newspaper Group	111,924	569,935	491,922	78,013	33,911
Interactive Media	(1,196)	21,730	25,854	(4,124)	2,928
Other	417	14,795	16,416	(1,621)	2,038
Corporate	(40,311)	—	43,411	(43,411)	3,100

Total		$1,117,141	$903,843	$213,298	$74,012

	Segment	Net Operating	Operating Costs and	Earnings (Loss)	Depreciation and
Nine Months Ended September 30, 2003	EBITDA(a)	Revenues	Expenses	from Operations	Amortization
Television Group	$192,845	$474,144	$313,314	$160,830	$32,015
Newspaper Group	136,161	542,442	441,898	100,544	35,617
Interactive Media	(4,871)	17,482	24,898	(7,416)	2,545
Other	(202)	14,095	16,202	(2,107)	1,905
Corporate	(31,348)	—	34,109	(34,109)	2,761

Total		$1,048,163	$830,421	$217,742	$74,843

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Segment EBITDA is not a measure of financial performance under GAAP. Accordingly, it should not be considered in isolation or as a substitute for net earnings, operating income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. Because segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, segment EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Television Group

Television Group revenues for the nine months ended September 30, 2004 increased $36,537, or 7.7 percent, from $474,144 in 2003 to $510,681 in 2004. Total spot revenues including political advertising increased 8.1 percent for the first nine months of 2004 as compared to the prior year period. Total spot revenues excluding political advertising increased 3.9 percent for the nine months ended September 30, 2004 when compared to the prior year period. Excluding political advertising, the largest spot revenue increases for the nine-month period comparisons were reported in the automotive, insurance, financial services, telecom and home improvement categories. Local spot revenues increased 6.2 percent for the nine-month period ended September 30, 2004, as compared to the prior year periods, primarily due to increases in the Seattle/Tacoma, Houston, Norfolk and Austin markets. National spot revenues were flat for the nine-month period of 2004 compared to the prior year period. Political advertising revenues increased $18,936, from $5,514 in the nine months ended September 30, 2003 to $24,450 in the nine months ended September 30, 2004, with the largest increases reported in the St. Louis, Seattle/Tacoma and Portland markets. Television Group revenues for the first nine months of 2004 included approximately $9,700 of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Summer Olympics.

Television Group operating costs and expenses increased 4.1 percent in the first nine months of 2004 compared to the same period of 2003, primarily due to increases in salaries, accruals for performance-based bonuses, outside services and medical insurance expense.

Television Group earnings from operations increased 14.7 percent for the first nine months of 2004 compared to the year earlier period. Segment EBITDA for the Television Group increased $23,631, or 12.3 percent, for the nine-month period ended September 30, 2004 as compared to the prior year period, primarily due to the $36,537 increase in revenues, partially offset by the $12,926 increase in operating costs and expenses discussed above.

Newspaper Group

Newspaper Group total revenues and total advertising revenues increased 5.1 percent and 4.8 percent, respectively, in the nine-month period of 2004 when compared to the same period of 2003. General, classified and retail advertising revenues increased 8.1 percent, 5.6 percent and 1.6 percent, respectively, in the nine-month period of 2004 as compared to the prior year period. All other advertising revenues increased 5.9 percent in the nine-month period, primarily due to increases in revenues from preprints and TMC. Total Newspaper Group revenues in the first nine months of 2004 included approximately $7,454 of revenues from new products launched in the second half of 2003 compared with $42 of revenues from new products in the first nine months of 2003.

DMN reported an increase in total revenue of 2.6 percent for the first nine months of 2004 compared to the prior year period. General advertising revenues increased 7.2 percent in the nine-month period of 2004 compared to the year earlier period, primarily due to higher volumes in the automotive and financial categories and higher rates in the automotive category. Other advertising revenues increased 4.4 percent while retail advertising revenues were flat in the nine-month period of 2004 as compared to prior year period. Classified advertising revenues declined 2.9 percent in the first nine months of 2004 as compared to the year earlier period, primarily due to decreases in classified automotive and real estate volumes, partially offset by increases in real estate and employment rates.

At PJ, total revenues increased 5 percent for first nine months of 2004 when compared to the year earlier period, primarily due to increases in classified advertising, preprints and TMC and general advertising revenues.

Total revenues at PE increased 14.2 percent for the nine-month period ended September 30, 2004 when compared to the prior year period, primarily due to increases in classified advertising and preprints and TMC revenues.

Newspaper Group operating costs and expenses increased 11.3 percent in the first nine months of 2004 when compared to the same period of 2003, primarily due to a charge of $21,023 for voluntary advertiser compensation and other expenses related to the circulation overstatement at DMN and increases in salaries, newsprint and distribution expenses, partially offset by a decrease in tax expense. Tax expense decreased primarily due to a $2,450 favorable property tax settlement between PJ and the city of Providence, Rhode Island. Operating costs and expenses in the first nine months of 2004 included approximately $13,559 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003, while the first nine months of 2003 included approximately $1,175 of such expenses.

Newspaper Group earnings from operations decreased 22.4 percent for the nine-month period in 2004 compared to the prior year period. Segment EBITDA for the Newspaper Group decreased 17.8 percent, from $136,161 in the nine months ended September 30, 2003 to $111,924 in the nine months ended September 30, 2004, primarily due to the $50,024 increase in operating costs and expenses, partially offset by the $27,493 increase in total revenues discussed above.

Interactive Media and Other Segments

For the first nine months of 2004, Interactive Media revenues increased 24.3 percent over the prior year period, from $17,482 in 2003 to $21,730 in 2004. Interactive Media operating costs and expenses increased 3.8 percent for the nine-month period ended September 30, 2004 compared to the prior year period. The Interactive Media loss from operations improved from $7,416 in the first nine months of 2003 to $4,124 in first nine months of 2004. The Interactive Media segment EBITDA loss improved from $4,871 in the first nine months of 2003 to $1,196 in the first nine months of 2004.

Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. For the nine-month period, Other revenues increased 5 percent, from $14,095 in 2003 to $14,795 in 2004 with revenue increases reported at both NWCN and TXCN. Operating costs and expenses increased 1.3 percent in the first nine months of 2004 when compared to the year earlier period. Loss from operations for the Other segment improved from $2,107 in the first nine months of 2003 to $1,621 in first nine months of 2004. Segment EBITDA for the Other segment improved from a loss of $202 in the nine-month period ended September 30, 2003 to earnings of $417 in the same period of 2004.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and term debt are the Company’s primary sources of liquidity. In the first nine months of 2004, net cash provided by operations was $181,485 compared with $180,559 for the same period in 2003. During the first nine months of 2004, the Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments and pay down debt. Total debt decreased $ 76,225 from December 31, 2003 to September 30, 2004.

At September 30, 2004, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8 percent Senior Notes due 2007; $350,000 of 8 percent Senior Notes due 2008; $200,000 of 7-3/4 percent Senior Debentures due 2027; and $250,000 of 7-1/4 percent Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. The Company also has $150,000 of additional debt securities available for future issuance under a shelf registration statement filed in April 1997. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.

At September 30, 2004, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $73,000. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company had $21,675 of short-term unsecured notes outstanding at September 30, 2004. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company’s financial statements.

Belo’s revolving credit agreement requires the Company to maintain certain financial ratios as of the end of each quarter. As of September 30, 2004, the Company was in compliance with all debt covenant requirements.

The Company paid dividends of $32,887, or 28.5 cents per share, on Series A and Series B common stock outstanding, compared with $27,739, or 24.5 cents per share, in the first nine months of 2003.

In the first nine months of 2004, capital expenditures of $40,063 were primarily for Television Group and Newspaper Group equipment purchases. Capital spending for fiscal 2004 is expected to be approximately $90,000, primarily for capital expenditures in the normal course of business. The Company expects to fund such capital expenditures with cash generated from operating activities and, when necessary, borrowings under its revolving credit facility.

On July 23, 2004, the Company and Time Warner discontinued their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. Investments totaling $38,495 ($4,518 of which was invested in the first nine months of 2004) had been made related to the Time Warner joint ventures before operations ceased. A charge of $11,528 related to the discontinuation of the joint ventures was recorded in the third quarter of 2004.

In the first nine months of 2004, the Company purchased 1,957,500 shares of its Series A Common Stock at an aggregate cost of $54,627 under the stock repurchase plan authorized by Belo’s Board of Directors in July 2000. These shares were retired during the nine-month period ended September 30, 2004. The Company’s policy during the first nine months of 2004 was to purchase shares of Belo Common Stock approximately equal to the number of employee options exercised during the period. Depending on market conditions, the Company plans to purchase shares exceeding the number of options exercised in the remainder of 2004 under its existing stock repurchase authorizations. As of September 30, 2004, the Company could purchase 15,475,419 shares under the authorization passed by its Board of Directors in July 2000. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually.

The Company made contributions to its defined benefit pension plan totaling $30,800 in the first nine months of 2004. This contribution exceeds the Company’s required minimum contribution for ERISA funding purposes. The Company does not expect to make additional contributions to the plan in 2004.

Other Matters

On August 5, 2004, the Company announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at DMN, primarily in single copy sales. The investigation was conducted by a national law firm and supervised by the Audit Committee of the Company’s Board of Directors. The investigation found that the circulation overstatement at DMN resulted from the aggressive pursuit of circulation goals by former senior circulation managers, accompanied by inadequate procedures to monitor and verify distribution and returns of newspapers. The overstatement estimates determined during the investigation also include estimates resulting from the DMN circulation department’s use of an unrepresentative survey of returns percentages in the newspaper’s state circulation. The investigation also reviewed the circulation distribution processes of other Belo publications: The Providence Journal, The Press-Enterprise in Riverside, California, al dia and Quick in Dallas, and the Denton Record-Chronicle in Denton, Texas. Based on this review, the investigators concluded that the circulation distribution processes at these other publications are significantly different from those used at DMN. The Company estimates DMN’s circulation for the six-month period ended September 30, 2004, to be approximately 5.1 percent less daily, and approximately 11.9 percent less Sunday, than circulation reported for the prior year period. Most of the declines are believed to be related to overstatements.

On August 16, 2004, the Company announced a voluntary advertiser compensation plan developed by Company management in response to the circulation overstatement. The plan includes a combination of cash payments and future advertising credits. Approximately 19,000 checks have been mailed or delivered to advertisers as part of the plan. As of October 29, 2004, 82.1 percent of the checks have cleared, representing 72.5 percent of the dollars. DMN’s payments to affected advertisers under the plan were made without the condition that such advertisers release DMN from liability for the circulation overstatement.

Belo recorded a charge of $24,000 in the third quarter of 2004 related to the circulation overstatement, of which approximately $21,000 relates to cash payments to DMN advertisers and approximately $3,000 covers costs related primarily to the investigation of the circulation overstatement. The advertising credits may be used between September 1, 2004 and the end of an advertiser’s contract period or February 28, 2005, whichever is later, and is in addition to the terms of each advertiser’s current contract. The Company expects the advertising credits to have a modest impact on advertising revenue growth at DMN through the remainder of 2004 and into the first quarter of 2005. Incremental newsprint expense associated with the credits are expected to be offset by decreases in newsprint consumption associated with lower circulation.

DMN has been working with the Audit Bureau of Circulations (the “Audit Bureau”) since the overstatement was announced. The Audit Bureau is currently auditing DMN’s circulation for the twelve-month period ended March 31, 2004. DMN expects the Audit Bureau to conclude its audit for that period sometime in early 2005. DMN has advised the Audit Bureau of DMN’s intention to revise previously reported September 2003 and March 2004 circulation figures, reported in the Company’s Form 10-K for the fiscal year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004, respectively. Pursuant to the Audit Bureau’s practices and procedures, because the estimated circulation adjustment is in excess of 5%, the Audit Bureau Board could impose a censure period upon DMN which would include more frequent audits in the two years following censure, and exclusion from FAS-FAX for up to one year following censure (among other penalties). No final determination as to the length of any censure has yet been made. DMN is continuing to implement process improvements within DMN’s circulation department. DMN has not as yet filed with the Audit Bureau the newspaper’s circulation figures for the six months ended September 30, 2004, but anticipates doing so after DMN and the Audit Bureau finalize their work for that reporting period.

The staff of the Securities and Exchange Commission (the “SEC”) is conducting a newspaper industry-wide inquiry into circulation practices, and has inquired specifically about the DMN overstatement. The Company has briefed the SEC on the DMN circulation situation and related matters. The information voluntarily provided to the SEC relates to DMN, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.

On September 29, 2004, Belo announced its updated operating strategy, which included a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from DMN. The Company recorded charges totaling $5,818 for severance costs and other expenses related to the reduction in workforce in the third quarter of 2004.

In addition, the Company announced that it is assessing how to operate Texas Cable News (“TXCN”) given the Company’s inability to obtain analog carriage on Time Warner’s cable systems in Houston, San Antonio and Austin, or any carriage from certain other cable systems operating in Texas, notably Cox Communications. The Company’s choices regarding TXCN could mitigate or eliminate $1,700 in annual losses. The Company is also reviewing Belo Interactive’s operating structure in light of changes in audience patterns, technology and the competitive environment.

Definitive network affiliation agreements between American Broadcasting Companies, Inc. (“ABC”) and four of the Company’s television stations (WFAA, WHAS, WVEC and KVUE) expired by their terms on October 31, 2004. Renewal negotiations have taken place previous to that date and continue. The four television stations continue as ABC affiliates, and the Company expects to enter into a definitive renewal agreement or agreements with ABC.

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

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand and rates, interest rates and newsprint prices; the current audit by the Audit Bureau of Circulations of The Dallas Morning News’ circulation; technological changes; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; and general economic conditions and significant armed conflict as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K and in the Company’s periodic press releases.

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

During the third quarter of 2004, the Company discovered an overstatement of the circulation of DMN. Although this matter does not affect the Company’s internal controls over financial reporting, the Company has implemented steps to correct the situation.

PART II.

Item 1. Legal Proceedings

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former DMN executive. The complaints arise out of the circulation overstatement at DMN, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered that all cases arising out of the same facts and presenting the same claims would be consolidated, and the defendants would not have to answer until a consolidated complaint is filed. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

A number of other legal proceedings are pending against the Company, including several actions for alleged libel. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended September 30, 2004. The Company did not repurchase any shares of Series B Common Stock during the quarter ended September 30, 2004.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs(1)
July 1, 2004 through July 31, 2004	195,000	$23.21	195,000	15,475,419
August 1, 2004 through August 31, 2004	—	—	—	15,475,419
September 1, 2004 through September 30, 2004	—	—	—	15,475,419

Total	195,000	$23.21	195,000	15,475,419

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of September 30, 2004, the Company had remaining 15,475,419 shares under this purchase authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500,000 of common stock annually. There is no expiration date for these repurchase programs. Pursuant to these authorizations, on November 8, 2004, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period ending in early 2005.

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

Exhibit
Number	Description
3.1*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003)

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

Exhibit
Number	Description
4.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

4.7	Instruments defining rights of debt securities:

	(1)*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

	(2)*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3)*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4)*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

Exhibit
Number	Description
10.1	Financing agreements:

	(1)*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; J.P. Morgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	~(1)	Belo Savings Plan:

	*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))

	~(2)	Belo 1986 Long-Term Incentive Plan:

	*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598 (the “1996 Form 10-K”))

	*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))

	*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

	*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

	*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

	*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

	*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (“2003 Form 10-K))

	~(4)*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

	*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)	Belo Supplemental Executive Retirement Plan

	*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6)*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)

12	Ratio of Earnings to Fixed Charges

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

November 9, 2004	By:	/s/ Dennis A. Williamson

Dennis A. Williamson
Senior Corporate Vice President/
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (the “1999 Form 10-K”))

3.2*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003)

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above

4.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)

4.6*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

Exhibit
Number	Description
4.7	Instruments defining rights of debt securities:

	(1)*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

	(2)*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3)*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4)*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(1)*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002)

10.2	Compensatory plans:

	~(1)*	Belo Savings Plan:

(a) Belo Savings Plan as Amended and Restated August 1, 2004

Exhibit
Number	Description
	~(2)	Belo 1986 Long-Term Incentive Plan:

	*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

	*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

	*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

	*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

	*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

	*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)

	*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the 2003 Form 10-K)

	~(4)*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
	*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)	Belo Supplemental Executive Retirement Plan

	*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6)	* Belo 2004 Executive Compensation Plan

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.