Form 10-K
period 2004-12-31
BELO CORP
filed 2005-03-08
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-8598
BELO CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	75-0135890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 655237 Dallas, Texas (Address of principal executive offices)	75265-5237 (Zip Code)
Registrant’s telephone number, including area code: (214) 977-6606
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $1.67 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Series B Common Stock, $1.67 par value
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X     No
The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2004, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $3,085,500,131.*
Shares of Common Stock outstanding at February 28, 2005: 114,228,563 shares. (Consisting of 98,360,791 shares of Series A Common Stock and 15,867,772 shares of Series B Common Stock.)
* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.
Documents incorporated by reference:
Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 10, 2005, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp.          1

FORM 10-K

2         Belo Corp.

PART I
Item 1. Business
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842. Belo today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.5 billion in 2004 revenues, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations (six in the top 15 U.S. markets) that reach 13.9 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). In addition, Belo owns three cable news channels and holds ownership interests in four others. Belo operates more than 30 Web sites, several interactive alliances and a broad range of Internet-based products.
The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber for over 162 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.
Note 16 to the Consolidated Financial Statements contains information about the Company’s segments for the years ended December 31, 2004, 2003 and 2002.
Television Group
Belo’s Television Group is the nation’s sixth largest non-network owned station group based on audience share. The Company owns 19 television stations and manages one station through an LMA. In the 15 U.S. markets in which the Television Group operates, eleven of Belo’s stations are ranked number one and two are ranked number two (including stations tied with one or more other stations in the market) in “sign-on/sign-off” audience rating, based on the November 2004 Nielsen Media Research report. Belo has six stations in the top 15 markets and fourteen stations in the top 50 markets.
Belo’s stations are primarily concentrated in three high-growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in four of the fastest-growing major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/ Fort Worth;
•	CBS affiliate KHOU-TV in Houston;
•	NBC affiliate KING-TV and independent KONG-TV in Seattle/ Tacoma; and
•	Independent KTVK-TV and Warner Brothers Network (“WB”) affiliate KASW-TV in Phoenix.
The Company has a balanced portfolio of broadcast network-affiliated stations with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large-market station associated with each network. As such, Belo’s Television Group revenue streams are not significantly affected by which broadcast network leads primetime. Belo also owns two independent (“IND”) stations, two WB affiliates, one FOX affiliate and one United Paramount Network (“UPN”) affiliate, and operates one additional UPN affiliate through an LMA.
Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 17 Alfred I. duPont-Columbia Awards, 15 George Foster Peabody Awards and 26 Edward R. Murrow Awards – the industry’s most prestigious honors.
The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV shortly after the station began operations. In 1984, the Company expanded its television operations with the purchase of KHOU-TV in Houston and WVEC-TV in Hampton/ Norfolk. The Company acquired WWL-TV in New Orleans in 1994. The Providence Journal Company acquisition in February 1997 added KING-TV in Seattle/ Tacoma; KGW-TV in Portland; WCNC-TV in Charlotte; WHAS-TV in Louisville; KMSB-TV in Tucson; KREM-TV in Spokane; and KTVB-TV in Boise. In separate 1997 transactions, Belo acquired KENS-TV in San Antonio and KMOV-TV in St. Louis. Belo entered into an agreement to operate KBEJ-TV through an LMA in 1999. In 1999, Belo acquired KVUE-TV in Austin and KTVK-TV in Phoenix. In 2000, Belo acquired KONG-TV in Seattle/ Tacoma and KASW-TV in Phoenix, which stations were previously managed by Belo through LMAs. In 2001 and 2002, Belo purchased KSKN-TV in Spokane and KTTU-TV in Tucson, respectively. Belo operated KSKN-TV and KTTU-TV through LMAs prior to the purchases. On December 20, 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc., the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. These agreements expire December 31, 2009, but are subject to extension. Under these agreements, Belo will provide

Belo Corp.          3

advertising sales assistance, certain technical services and facilities to support the operations of KFWD-TV, as well as limited programming.
The following table sets forth information for each of the Company’s television stations (including the station which it operates through an LMA) and their markets as of December 31, 2004:

						Number of
						Commercial	Station		Station
	Market		Year	Network	Analog	Stations in	Rank in		Audience Share
Market	Rank(1)	Station	Acquired	Affiliation	Channel	Market(2)	Market(3)		in Market(4)

Dallas/ Fort Worth	7	WFAA	1950	ABC	8	16	1		12
Houston	11	KHOU	1984	CBS	11	15	1	*	12
Seattle/ Tacoma	12	KING	1997	NBC	5	13	1		15
Seattle/ Tacoma	12	KONG	2000	IND	16	13	5	*	2
Phoenix	15	KTVK	1999	IND	3	13	1	*	8
Phoenix	15	KASW	2000	WB	61	13	5	*	4
St. Louis	21	KMOV	1997	CBS	4	8	2		15
Portland	24	KGW	1997	NBC	8	8	1	*	12
Charlotte	28	WCNC	1997	NBC	36	8	3		9
San Antonio	37	KENS	1997	CBS	5	10	1	*	12
San Antonio(5)	37	KBEJ	–	UPN	2	10	6		1
Hampton/ Norfolk	41	WVEC	1984	ABC	13	8	1		12
New Orleans	43	WWL	1994	CBS	4	8	1		18
Louisville	50	WHAS	1997	ABC	11	7	2	*	11
Austin	54	KVUE	1999	ABC	24	7	1		12
Tucson	72	KMSB	1997	FOX	11	9	4	*	4
Tucson	72	KTTU	2002	UPN	18	9	4	*	2
Spokane	80	KREM	1997	CBS	2	7	1	*	15
Spokane	80	KSKN	2001	WB	22	7	5		2
Boise(6)	122	KTVB	1997	NBC	7	5	1		24

(1)	Market rank is based on the relative size of the television market Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2004 Nielsen Media Research report.
(2)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	Station rank is derived from the station’s rating, which is based on the November 2004 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.
(4)	Station audience share is based on the November 2004 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.
(5)	Belo entered into an agreement to operate KBEJ-TV through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.
(6)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

*	Tied with one or more other stations in the market.
The principal source of revenue for Belo’s television stations is the sale of airtime to local and national advertisers. In 2004, approximately 94.2 percent of total television revenues was derived from spot revenues. Network compensation was approximately 2.9 percent of total television revenues in 2004.
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
The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Stations generally receive a specified amount of network compensation for broadcasting network programming. To the extent that a station’s preemptions of network programming

4         Belo Corp.

exceed a designated amount, compensation may be reduced. Network compensation is also subject to reduction by the network during the term of an affiliation agreement under other circumstances, with provisions for advance notice. The Company has network affiliation agreements with ABC, CBS, NBC, FOX, WB and UPN. The station Belo operates through an LMA is affiliated with UPN.
Definitive network affiliation agreements between ABC and four of the Company’s television stations (WFAA-TV, WHAS-TV, WVEC-TV and KVUE-TV) expired by their terms on October 31, 2004. Renewal negotiations have taken place previous to that date and continue. The four television stations continue as ABC affiliates under a short-term extension, and the Company expects to enter into a definitive renewal agreement or agreements with ABC.
Newspaper Group
Belo’s Newspaper Group includes four daily newspapers. The Dallas Morning News is recognized as one of the leading newspapers in America and has earned seven Pulitzer Prizes since 1986 for its news reporting and photography. The Providence Journal, the Company’s second-largest publication based on total circulation, has won four Pulitzer Prizes and Belo’s third-largest publication, The Press-Enterprise, has won one Pulitzer Prize. Belo also owns the Denton Record-Chronicle in Denton, Texas and operates certain commercial printing businesses. In 2003, The Dallas Morning News launched three new publications, The Dallas Morning News Collin County Edition, al dia and Quick. The Dallas Morning News Collin County Edition, introduced in March 2003, serves residents in fast-growing Collin County, Texas. The Dallas Morning News launched al dia, a Spanish-language newspaper, in September 2003 to support the growing Hispanic market in North Texas. Quick was introduced in November 2003 to deliver news to readers on the run in a new “quick-read” format. In October 2003, The Press-Enterprise launched the d to reach California’s fast-growing Coachella Valley.
The Dallas Morning News was established in 1885 and is one of the leading newspaper franchises in America. Its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive news and information, and community service. The Company acquired The Providence Journal in February 1997. The Providence Journal has a long history of journalistic excellence and service to its community and is America’s oldest major daily newspaper of general circulation and continuous publication. Belo acquired The Press-Enterprise in July 1997 and the Denton Record-Chronicle in June 1999.
The following table sets forth information concerning the Company’s primary daily newspaper operations:

		2004				2003

		Daily		Sunday		Daily		Sunday
Newspaper	Location	Circulation(1)		Circulation(1)		Circulation(2)		Circulation(2)

The Dallas Morning News	Dallas, TX	497,628	(3)	693,981	(3)		(4)		(4)
The Providence Journal	Providence, RI	168,021		236,476		167,609		236,096
The Press-Enterprise	Riverside, CA	182,682		186,790		183,974		187,817
Denton Record-Chronicle	Denton, TX	14,676		17,821		13,737		17,310

(1)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau of Circulations’ (the “Audit Bureau’s”) FAS-FAX report for the six months ended September 30, 2004. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations Report for the six-month period ended September 30, 2004.
(2)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau’s FAS-FAX report for the six months ended September 30, 2003. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations Report for the twelve-month period ended December 31, 2002.
(3)	Circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2004. The Audit Bureau did not release this Publisher’s Statement. See further discussion below.
(4)	Circulation data for The Dallas Morning News is not reported for 2003 because an internal investigation disclosed practices and procedures that led to a circulation overstatement at that newspaper. See further discussion below.
The Dallas Morning News, The Providence Journal and The Press-Enterprise provide extensive local, state, national and international news. The Dallas Morning News is distributed throughout the Southwest, though its circulation is concentrated primarily in Dallas County and the 11 surrounding counties. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Press-Enterprise is distributed throughout the Inland Empire area of southern California, which includes Riverside and San Bernardino counties.
Belo’s Newspaper Group derives its revenue from advertising, circulation and commercial printing. For the year ended December 31, 2004, advertising revenue accounted for 86.4 percent of total newspaper revenue while circulation revenue accounted for 12.3 percent and commercial printing accounted for most of the remainder.

Belo Corp.          5

The following table sets forth information concerning the prices of the Company’s primary daily newspapers as of December 31, 2004:

	Single Copy(1)		Home Delivery(2)

Newspaper	Daily	Sunday	Daily	Sunday

The Dallas Morning News	$.50	$1.50	$.41- $.67	$1.23- $2.64
The Providence Journal	$.50	$2.00	$.20- $.48	$1.00- $2.05
The Press-Enterprise	$.25	$1.25	$.25- $.39	$1.25- $1.40
Denton Record-Chronicle	$.25	$1.00	$.25-$.36	$1.01-$1.49

(1)	Single Copy represents the list or newsstand price per copy as of December 31, 2004.
(2)	Home Delivery represents the range of prices based on the various subscription plans offered as of December 31, 2004.

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
The basic material used in publishing Belo’s newspapers is newsprint. Currently, most of Belo’s newsprint is obtained through a purchasing consortium of which Belo is a member. The Providence Journal purchases approximately 85.5 percent of its newsprint from other suppliers under long-term contracts; these contracts provide for certain minimum purchases per year. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.
During 2004, Belo’s publishing operations consumed approximately 211,950 metric tons of newsprint at an average cost of $509 per metric ton. Consumption of newsprint in the previous year was approximately 219,000 metric tons at an average cost per metric ton of $463. Newsprint prices increased approximately 12.2 percent in 2004. The average price of newsprint is expected to be higher in 2005 than in 2004, although the amount and timing of any increase cannot be predicted with certainty.
On August 5, 2004, the Company announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. The investigation was conducted by a national law firm and supervised by the Audit Committee of the Company’s Board of Directors. The investigation found that the circulation overstatement at The Dallas Morning News resulted from the aggressive pursuit of circulation goals by former senior circulation managers using incentive contests, bonuses and low newspaper wholesale rates to stimulate circulation growth, accompanied by inadequate procedures to monitor and verify distribution and returns of newspapers. The overstatement estimates determined during the investigation also include estimates resulting from The Dallas Morning News circulation department’s use of an unrepresentative survey of returns percentages in the newspaper’s state circulation. The investigation also reviewed the circulation distribution processes of other Belo publications: The Providence Journal, The Press-Enterprise, al dia, Quick and the Denton Record-Chronicle. Based on this review, the investigators concluded that the circulation distribution processes at these other publications were significantly different from those used at The Dallas Morning News.
On August 16, 2004, the Company announced a voluntary advertiser plan developed by management in response to the circulation overstatement. As a result, the Company recorded a charge of $23.5 million in 2004 related to the advertiser plan, of which approximately $19.6 million, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3.9 million, consisting of related costs, was included in other operating costs. Approximately 18,600 checks, net of undeliverable checks, were mailed or delivered to advertisers as part of the plan. As of February  25, 2005, 89.5 percent of the checks have cleared, representing 92.3 percent of the dollars. The Dallas Morning News’ payments to affected advertisers under the plan were made without the condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, advertisers generally must place advertising in addition to the terms of each advertiser’s current contract. Credits earned may be used by the end of an advertiser’s contract period or February 28, 2005, whichever is later. The Company currently expects advertisers to use approximately $13.8 million of the credits, of which approximately $8.0 million had been used as of December 31, 2004. The Company believes that the advertising credits were a modest deterrent to advertising revenue growth at The Dallas Morning News in the fourth quarter of 2004 and expects a similar impact in the first quarter of 2005.
On February 3, 2005, The Dallas Morning News filed its Publisher’s Statement with the Audit Bureau of Circulations (the “Audit Bureau”) for the six-month period ended September 30, 2004. The reported circulation figures represent a decrease of 5.4 percent daily and 11.7 percent Sunday compared to the prior year period. The Audit Bureau advised The Dallas

6         Belo Corp.

Morning News on January 21, 2005, that the Audit Bureau will not be issuing an audit report of the newspaper’s circulation for the twelve months ended March 31, 2004 or the six months ended September 30, 2004, as it had originally planned.
The Audit Bureau concluded not to issue 2004 audit reports for The Dallas Morning News due primarily to the absence of reliable records of independent contractors to support revised circulation figures for city single copy sales. The Audit Bureau advised The Dallas Morning News that sufficient records and data do exist to confirm the accuracy of circulation figures for the six-month period ended September 30, 2004 for all areas other than city single copy sales, and that these figures appear to be materially accurate. That Audit Bureau conclusion is consistent with the conclusion reached by the independent investigation conducted for the Audit Committee of Belo’s Board of Directors, which was completed in September 2004. The Audit Bureau’s bylaws require that the Audit Bureau’s Board of Directors approve the release of any Publisher’s Statement not subject to subsequent audit, and The Dallas Morning News requested such approval for the September 2004 Publisher’s Statement. The contents of the Publisher’s Statement were reviewed and discussed with the Audit Bureau prior to filing, including the methodologies used to estimate circulation in city single copy sales where reliable records do not exist for the entire period. On March 7, 2005, The Dallas Morning News was advised that the Audit Bureau’s Board of Directors declined this request.
The Audit Bureau is presently auditing The Dallas Morning News circulation for the six months ending March 31, 2005, and has advised The Dallas Morning News that it expects to release that audit report during the second quarter of 2005. For that six month reporting period, The Dallas Morning News’ circulation is expected to be approximately 481,000 daily and 661,000 Sunday, decreases of approximately 47,000 newspapers daily versus March 2004, or 8.9 percent, and 95,000 newspapers Sunday, or 12.6 percent.
The staff of the Securities and Exchange Commission (the “SEC”) is conducting a newspaper industry-wide inquiry into circulation practices, and has inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.
Interactive Media
The Internet is a powerful resource through which the Company continuously explores ways to expand the scope of its core businesses while creating innovative products and services for its viewers, readers, online users and advertisers. Interactive editions of Belo’s newspapers along with the Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience.
The majority of the Company’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information. According to Nielsen/NetRatings, the Company has seven of the top 50 and nine of the top 60 local television-affiliated Web sites in the U.S., and the Company’s newspaper-affiliated Web sites in Dallas and Providence are the leading local media sites in those markets. The Company is currently integrating the sales, advertising and content of the Company’s Web sites into their related operating companies to maximize revenue growth. Revenues for Interactive Media in 2004 were principally derived from advertising on Belo’s various Web sites and, to a much lesser extent, fees generated from Internet service provider subscriptions and data retrieval services.
Other
Belo’s other operations consists primarily of its regional cable news operations. These regional cable news operations include Texas Cable News (“TXCN”), NorthWest Cable News (“NWCN”) and 24/7 NewsChannel (“24/7”) in Boise, Idaho, which provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations and newspapers in Texas and television stations in the Northwest. The Company also operates four cable news channels in partnership with Cox Communications and others, which provide local market coverage in New Orleans, Louisiana (NewsWatch on Channel 15), Phoenix, Arizona (Arizona NewsChannel and ¡Más! Arizona) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. Revenues from Belo’s cable news operations in 2004 were principally derived from advertising and subscriber-based fees.
On July 23, 2004, the Company and Time Warner Cable (“Time Warner”) announced the discontinuation of their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The operations of the Houston and San Antonio, Texas news channels ceased on July 23, 2004. The Charlotte, North

Belo Corp.          7

Carolina cable news channel continues to be operated solely by Time Warner after the discontinuation of the joint venture on July 23, 2004.
Competition
Competition for advertising revenues at Belo’s television stations, as well as its daily newspapers, Web sites and cable news operations, includes other television stations and newspapers, cable television systems, the Internet, direct broadcast satellite (“DBS”), radio stations, outdoor advertising, magazines and direct mail advertising. The success of the Company’s operations depends on a number of factors, including the general strength of the economy, the Company’s ability to provide attractive programming, audience ratings, relative cost efficiency for advertisers in reaching audiences as compared to other advertising media, technical capabilities, and governmental regulations and policies.
The four major national television networks are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations.
The entry of national telephone companies and other multichannel video programming distributors into the local market for video programming services has also had an impact on competition in the television industry. Belo is unable to predict the effect that these or other technological and related regulatory changes will have on the television industry or on the future results of Belo’s operations.
The Dallas Morning News’ primary newspaper competitor in certain areas of the Dallas/ Fort Worth market is the Fort Worth Star-Telegram. The Providence Journal competes with five daily newspapers in the Rhode Island market. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.
FCC Regulation
General. Belo’s television broadcast operations are subject to the jurisdiction of the Federal Communications Commission (“FCC” or the “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to (1) determine stations’ operating frequencies, location and power; (2) issue, renew, revoke and modify station licenses; (3) regulate equipment used by stations; (4) impose penalties for violation of the Communications Act or FCC regulations; and (5) adopt regulations to carry out the Communications Act.
The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations. Further, the Act prohibits direct or indirect record ownership of a broadcast licensee or the power to vote more than one-fourth of a licensee’s stock from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.
Station Licenses. The FCC grants television station licenses for terms of up to eight years. The Communications Act requires renewal of a television license if the FCC finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations by the licensee of either the Communications Act or the FCC’s

8         Belo Corp.

rules and regulations which, taken together, constitute a pattern of abuse. The current license expiration dates for each of Belo’s television broadcast stations are as follows:

WCNC	December 1, 2004 (Renewal Application Pending)	(1)
WWL	June 1, 2005 (Renewal Application Pending)	(1)
WHAS	August 1, 2005
KMOV	February 1, 2006
KENS	August 1, 2006
KHOU	August 1, 2006
KVUE	August 1, 2006
WFAA	August 1, 2006
KASW	October 1, 2006
KMSB	October 1, 2006
KTTU	October 1, 2006
KTVB	October 1, 2006
KTVK	October 1, 2006
KING	February 1, 2007
KONG	February 1, 2007
KGW	February 1, 2007
KREM	February 1, 2007
KSKN	February 1, 2007
WVEC	October 1, 2012

(1)	Under the Commission’s rules, a license expiration date automatically is extended pending review and grant of the renewal application.
The current license expiration date for both KBEJ-TV and KFWD-TV, the television stations to which the Company provides programming, is August 1, 2006.
Programming and Operations. FCC rules and policies, and rules and policies of other federal agencies, regulate certain programming practices and other areas affecting the business and operations of broadcast stations.
The Children’s Television Act of 1990 limits the amount of commercial matter in children’s television programs and requires each station to present educational and informational children’s programming. Pursuant to the FCC’s implementing rules, broadcasters are required to provide a minimum of three hours of children’s educational programming per week. In addition, in September 2004, the FCC issued “public interest” mandates relating to the implementation of digital television service (“DTV”) (which is discussed in detail below). Among other things, the FCC determined that the amount of children’s educational programming a DTV broadcaster must air will increase proportionally with the number of free video programming streams broadcast simultaneously (or “multicast”) by the broadcaster. The FCC also established restraints designed to address “commercialization” of children’s fare on both analog and digital programming.
In July 2004, the FCC released a wide-ranging Notice of Inquiry into broadcasters’ localism practices. The notice evaluates whether additional regulation is necessary to ensure that licensees satisfy the programming needs and interests of local audiences. The proceeding remains pending, and Belo cannot predict its outcome.
In October 2002, the FCC adopted Equal Employment Opportunity (“EEO”) rules, which went into effect on March 10, 2003. These rules impose job information dissemination, recruitment and reporting requirements. Licenses must retain documentation of each of the required recruitment activities and file periodic reports relating to the EEO requirements. Broadcasters are subject to random audits to ensure compliance with the EEO rules and could be sanctioned for noncompliance.
The FCC recently has stepped up its enforcement with respect to broadcast indecency. In doing so, it has stated its willingness to find licensees liable for repeated violations during a single program (which can lead to significantly increased fines) and issued warnings about possible license revocation proceedings for serious violations. In addition, Congress has passed legislation to increase penalties for broadcasting indecent material.
Cable and Satellite Transmission of Local Television Signals. The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to

Belo Corp.          9

devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”).
In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television programming to direct broadcast satellite (“DBS”) viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate). As part of the rulemakings required under SHVIA, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal.
Congress recently passed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on DBS systems. Specifically, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they offer local broadcast service. The new statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing the station’s digital signal power.
Digital Television Service. In 1997, the FCC adopted rules for implementing DTV service, which will improve the technical quality of television signals received by viewers and give television broadcasters the ability to provide new services, including high-definition television. All broadcasters holding a license or construction permit for a full-power television station have been temporarily assigned a second channel in order to provide either separate DTV programming or a simulcast of their analog programming. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. Currently, all Belo stations are on the air broadcasting digitally.
At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Although the FCC has targeted December 31, 2006 as the date by which broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to maintain both their analog and digital licenses in a market until at least 85 percent of the television households in that market can receive a digital signal. Last year, the FCC Media Bureau proposed a plan that would allow the 85 percent threshold to be met nationwide on January 1, 2009. In addition, legislative proposals have been introduced that are designed to speed the end of the transition. Belo cannot predict the outcome of either the Commission’s or the legislative proposals.
When the FCC adopted service rules for the digital television transition, it stated that it would periodically review the transition’s progress. In its first review, completed in 2001, the Commission decided to permit broadcasters to construct initial minimal DTV facilities (i.e., facilities that cover only their cities of license) while retaining interference protection for their allotted and maximized facilities. Eleven Belo stations are operating at reduced power pursuant to such authority. In September 2004, the FCC issued a decision in its second periodic review of the DTV transition. Among other things, the decision set deadlines by which broadcasters operating with minimal (e.g., reduced power) DTV facilities must either provide DTV service to their full authorized coverage areas or else lose interference protection to the unserved areas. In addition, the decision established a multi-step process by which broadcasters may select their post-transition DTV channel within the core DTV spectrum (Channels 2-51). This process began in November 2004, with a goal of having all channel assignments finalized by the end of 2006.
In January 2001, the FCC issued a preliminary decision regarding the carriage (“must carry”) rights of digital broadcasters on local cable and certain DBS systems in which the FCC determined that (1) digital-only stations may immediately assert carriage rights on local cable systems; (2) stations that return their analog spectrum and convert to digital operations are entitled to must carry rights; and (3) a digital-only station asserting must carry rights is entitled to carriage only of a single programming stream and other “program-related” content, regardless of the number of programs multicast on its digital spectrum. In February 2005, the Commission released a decision on reconsideration in which it (1) affirmed its prior tentative conclusion not to impose a dual carriage requirement on cable operators (which would have required them to carry broadcasters’ analog and digital signals simultaneously); and (2) affirmed its prior determination that cable operators are not required to carry more than a single digital programming stream from any particular broadcaster. Further FCC action or legislation on these issues is possible.
The FCC decided in August 2003 to require, by 2007, all new television sets with screens 13 inches and larger and all TV interface devices (VCRs, etc.) to include the capability of tuning and decoding over-the-air digital signals. In addition, on

10         Belo Corp.

September 10, 2003, the FCC adopted “plug-and-play” rules for cable adaptability. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only; the cable and electronics industries are negotiating an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view and cable operator-enhanced electronic programming guides. Belo cannot predict the outcome of those negotiations.
On November 4, 2003, the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag.” A broadcast flag is a digital code that can be embedded into a digital broadcasting stream. This will allow a broadcaster, at its discretion, to prevent mass distribution of its digital signal over the Internet, without affecting consumer’s ability to make limited digital copies. Digital television equipment must comply with the FCC’s broadcast flag requirements by July 1, 2005.
Broadcasters are permitted either to provide a single HDTV signal or to multicast several program streams in lower resolution DTV formats. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services– such as subscription video, data transfer or audio signals– provided such services do not interfere with the mandatory free digital broadcasts. Stations using DTV spectrum for subscription services must pay the government a fee of 5 percent of gross revenues received from such use of the digital spectrum. Network-affiliated DTV broadcasters in the top 30 television markets must broadcast a DTV signal at any time they broadcast an analog signal. All other stations currently must air a DTV signal for 75 percent of the time they provide an analog signal, increasing to 100 percent on April 1, 2005. The DTV signal must always be in operation during prime time hours.
Also under consideration at the FCC are issues such as whether a licensee’s public interest obligations attach to DTV service as a whole or to each program stream offered by the licensee; whether the Commission should establish more specific public interest requirements for digital broadcasters; and the improvement of candidate access to television. Belo cannot predict the outcomes of these proceedings.
Ownership Rules. The FCC’s ownership rules affect the number, type and location of broadcast and newspaper properties that Belo may hold or acquire in the future. The rules now in effect limit the aggregate national audience that a broadcaster may reach through television stations that it owns, operates, or controls, or in which it has an “attributable” interest (as described below). FCC rules also place certain limits on the common ownership, operation, or control of, as well as the acquisition or retention of attributable interests in:

•	TV stations serving the same area (the so-called television “duopoly” rule);
•	TV and radio stations serving the same area (the radio/television cross ownership rule); and
•	TV stations and daily newspapers serving the same area (the newspaper/ broadcast cross-ownership rule).
The FCC completed a review of its ownership rules in 2003, relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. On June 24, 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the Commission’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. As a result, the restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand, possible legislative intervention, and/or further judicial review. In January 2005, several parties, including Belo, filed petitions for Supreme Court review of the Third Circuit’s decision. Belo cannot predict whether the Supreme Court will determine to review the ownership decision or what the outcome of any such further review proceedings might be. The discussion below reviews the changes contemplated in the FCC’s 2003 decision and the Third Circuit’s response to the revised ownership regulations that the Commission adopted.
1. Local Television Ownership
In 2003, the FCC relaxed the local television ownership regulation by eliminating its “eight voices” test, which barred co-ownership of two TV stations in a local market unless at least eight independently owned, full-power television stations, or “voices,” remained. The modified rule would have permitted a company to own two commercial television facilities in any market with at least five such stations. In the largest markets– those with at least 18 television stations– a company would, for the first time, be permitted to own three TV stations. Under the new rules, both duopolies and triopolies would be subject to the Commission’s “top four” limitation, meaning that no more than one of the co-owned stations may be ranked among the top four in audience ratings. The Third Circuit upheld the top-four rule, but remanded for further consideration the other numerical limits applicable to same-market TV station combinations. The “eight voices” requirement of the pre-2003 rules therefore remains in effect.

Belo Corp.          11

2. Cross-Media Limits
The newspaper/ broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community.(1) The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the number of independently owned media voices that remain. The cross-media limits adopted by the FCC in 2003 would supplant both rules with three different categories of restrictions based on the number of commercial and noncommercial full-power television stations in the market. First, in markets with three or fewer TV stations, the FCC would not permit any cross-ownership among TV stations, radio stations, and daily newspapers. Second, in markets with between four and eight TV stations, the agency would permit limited cross-ownership. Finally, in local markets with nine or more TV stations, the Commission would allow any newspaper and broadcast cross-media combinations, so long as they comply with the local TV ownership rule and local radio ownership rule. The Third Circuit remanded the new cross-media limits to the Commission for further consideration, and the newspaper/ broadcast cross-ownership rule was left in place in the meantime.
3. National Television Station Ownership Cap
In 2003, the FCC modified the national TV ownership cap on the percentage of U.S. households that a single owner can reach through commonly owned television stations from 35 percent to 45 percent. On January 22, 2004, President Bush signed into law the Consolidated Appropriations Act of 2004, which re-set the national TV ownership cap at 39 percent.
Attribution Rules. Pursuant to FCC rules, the following positions and interests generally are considered “attributable” for purposes of the agency’s broadcast ownership restrictions:

•	All officers and directors of a licensee and its direct or indirect parent(s);
•	Voting stock interests of at least five percent;
•	Stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks and insurance companies);
•	Any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities;
•	Same television market local marketing agreements (in addition, the Commission is considering making same-market television joint sales agreements attributable); and
•	Equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company, cable operator or newspaper.
The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s regulations and policies. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters are now, or may become, the subject of court litigation and Belo cannot predict the outcome of any such litigation or the effect on its business.
Employees
As of December 31, 2004, the Company had approximately 6,400 full-time and 1,200 part-time employees, including approximately 1,200 employees represented by various employee unions. Approximately one-half of these union employees are located in Providence, Rhode Island, with the remaining union employees working at various television stations and other properties. Belo believes its relations with its employees are satisfactory.
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

(1)	Belo’s ownership of both The Dallas Morning News and WFAA-TV in the Dallas/ Fort Worth market predates the adoption of the FCC’s rules regarding newspaper/ broadcast cross-ownership and was “grandfathered” by the FCC.

12         Belo Corp.

Item 2. Properties
At December 31, 2004, Belo owned broadcast operating facilities in the following U.S. cities: Dallas, Texas (WFAA-TV); Houston, Texas (KHOU-TV); Seattle, Washington (KING-TV and KONG-TV); Phoenix, Arizona (KTVK-TV and KASW-TV); Portland, Oregon (KGW-TV); Charlotte, North Carolina (WCNC-TV); San Antonio, Texas (KENS-TV); New Orleans, Louisiana (WWL-TV); Norfolk, Virginia (WVEC-TV); Louisville, Kentucky (WHAS-TV); Austin, Texas (KVUE-TV); Tucson, Arizona (KMSB-TV and KTTU-TV); Spokane, Washington (KREM-TV and KSKN-TV); and Boise, Idaho (KTVB-TV). The Company also leases broadcast facilities for the operations of KMOV-TV in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market (WFAA-TV, KGW-TV, KENS-TV and KVUE-TV). The Company leases broadcast towers for the digital transmission of KMSB-TV and for both the digital and analog transmission of KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.
The Company leases a facility in Washington, D.C. that is used by its television and newspaper operations for the gathering and distribution of news from the nation’s capital. This facility includes broadcast and production studios as well as general office space.
The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas, where eight high-speed offset presses are housed to print The Dallas Morning News, the Denton Record-Chronicle, Quick, and al dia. Other operations of The Dallas Morning News are housed in a Company-owned, four-story building in downtown Dallas. The non-production operations of the Denton Record-Chronicle are housed in a Company-owned, two-story building in Denton, Texas.
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
TXCN’s operations are conducted from a fully-equipped digital television facility located in downtown Dallas and owned by the Company. NWCN conducts its regional cable news operations from the KING-TV facility in Seattle, Washington.
The Company’s corporate operations, several departments of The Dallas Morning News and certain broadcast administrative functions have offices in downtown Dallas in a seventeen-story office building owned by the Company. The Company also leases space in Irving, Texas, for its secondary data center.
The operations of Interactive Media are located at each of Belo’s individual operating units and in leased office space in downtown Dallas.
The Company has additional leasehold and other interests that are used in its activities, which interests are not material. The Company believes its properties are in satisfactory condition and are well maintained and that such properties are adequate for present operations.
Item 3. Legal Proceedings
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October  18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

Belo Corp.          13

A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s authorized common equity consists of 450,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. See Note 10 of the Notes to Consolidated Financial Statements.
The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends attributable to each quarter for both the Series A and Series B Common Stock.

		High	Low	Close	Dividends

2004	Fourth Quarter	$26.32	$22.10	$26.24	$.095
	Third Quarter	$26.99	$18.00	$22.54	$.095
	Second Quarter	$29.90	$25.48	$26.85	$.095
	First Quarter	$29.75	$26.09	$27.76	$.095

2003	Fourth Quarter	$28.79	$23.88	$28.34	$.095
	Third Quarter	$25.90	$21.62	$24.25	$.095
	Second Quarter	$23.99	$19.90	$22.36	$.075
	First Quarter	$23.20	$18.72	$20.26	$.075

On February 24, 2005, the closing price for the Company’s Series A Common Stock as reported on the New York Stock Exchange was $24.01. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 28,836 and 56, respectively.

14         Belo Corp.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended December 31, 2004. The Company did not repurchase any shares of Series B Common Stock during the quarter ended December 31, 2004.

			(c)
			Total Number of	(d)
			Shares Purchased as	Maximum Number of
	(a)	(b)	Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(1)

September 30, 2004	–	–	–	15,475,419
October 1, 2004 through October 31, 2004	–	–	–	15,475,419
November 1, 2004 through November 30, 2004	330,000	24.82	330,000	15,145,419
December 1, 2004 through December 31, 2004	600,000	25.51	600,000	14,545,419

Total	930,000	$25.26	930,000	14,545,419

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of December 31, 2004, the Company had 14,545,419 remaining shares under this purchase authority. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2004, no shares were purchased under this program. There is no expiration date for either of these repurchase programs. Pursuant to these authorizations, on November 8, 2004, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ended in early 2005. On March 4, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ends during the second quarter of 2005.

Belo Corp.          15

Item 6. Selected Financial Data
The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2004. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data,” including the Notes thereto.

In thousands, except per share amounts	2004	2003	2002	2001	2000

Net operating revenues:
Television Group revenues(a)	$706,410	$646,666	$657,538	$597,881	$693,391
Newspaper Group revenues(b)(c)	752,910	745,941	733,631	737,594	871,395
Interactive Media revenues	31,069	24,595	19,472	13,065	10,319
Other revenues(d)	19,845	18,809	17,266	16,163	14,287

Total net operating revenues	$1,510,234	$1,436,011	$1,427,907	$1,364,703	$1,589,392
Operating costs and expenses:
Television Group	$438,266	$421,311	$423,098	$471,859	$502,420
Newspaper Group	634,743	601,200	587,863	626,987	682,164
Interactive Media	35,818	33,713	33,683	33,117	29,014
Other(d)	22,200	21,898	20,887	20,904	21,263
Corporate	57,023	47,638	49,181	48,156	51,164

Total operating expenses	$1,188,050	$1,125,760	$1,114,712	$1,201,023	$1,286,025
Earnings from operations	$322,184	$310,251	$313,195	$163,680	$303,367
Other income and expense(e)	(106,383)	(100,791)	(99,741)	(141,917)	(36,533)
Income taxes	(83,305)	(80,935)	(82,328)	(24,449)	(116,009)

Net earnings (loss)(f)(g)	$132,496	$128,525	$131,126	$(2,686)	$150,825

Per share amounts:
Basic earnings (loss) per share	$1.15	$1.13	$1.17	$(0.02)	$1.29
Diluted earnings (loss) per share	$1.13	$1.11	$1.15	$(0.02)	$1.29
Cash dividends paid	$0.38	$0.34	$0.30	$0.30	$0.28

Total assets(a)(c)	$3,588,000	$3,602,601	$3,614,055	$3,671,604	$3,892,608
Long-term debt(h)	$1,170,150	$1,270,900	$1,441,200	$1,696,900	$1,789,600
Other Data:
Consolidated EBITDA(i)	$404,115	$403,298	$423,572	$317,429	$584,559
Depreciation and amortization(f)	(98,150)	(100,228)	(105,332)	(183,010)	(184,972)
Interest expense	(90,164)	(93,610)	(104,786)	(112,656)	(132,753)
Income taxes	(83,305)	(80,935)	(82,328)	(24,449)	(116,009)

Net earnings (loss)(f)(g)	$132,496	$128,525	$131,126	$(2,686)	$150,825

(a)	Belo sold KOTV-TV in December 2000.
(b)	In 2004, Newspaper Group included a reduction in revenue of $19.6 million related to The Dallas Morning News’ advertiser plan. See “Other Matters” below.
(c)	Belo sold The Gleaner, The Eagle and the Messenger-Inquirer on November 1, December 1 and December 31, 2000, respectively.
(d)	Other revenues and operating costs and expenses consist primarily of the Company’s regional cable news operations.
(e)	In 2004, Belo recorded a charge of $11,528 related to the write-down of its investment in the Time Warner cable channel news joint ventures. In 2001, Belo recorded a $28,785 charge to write-down the investments in certain Internet-related companies.
(f)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” and ceased the amortization of goodwill and certain other intangibles with indefinite lives. See Note 4 to the Consolidated Financial Statements.
(g)	Net earnings in 2004 included charges related to the write-down of the Time Warner investment of $11,678 (including $150 in legal fees) and The Dallas Morning News circulation overstatement of $23,500. Net loss in 2001 includes a charge of $28,785 for the write-down of certain Internet investments. Net earnings in 2000 include the following items: (1) $104,628 gain on the sales of KOTV-TV, the Messenger-Inquirer, The Eagle and The Gleaner; (2) $18,953 gain on a legal settlement; and (3) $28,500 charge for the write-down of certain Internet investments.
(h)	Long-term debt decreased in 2004, 2003, 2002 and 2001 due primarily to the use of net cash provided by operations to pay debt. Long-term debt decreased in 2000 due to cash proceeds from the sale of subsidiaries (partially offset by the repurchase of 9,642,325 shares of the Company’s stock for $171,712).
(i)	The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.

16         Belo Corp.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes, which are filed as part of this report.
All references to earnings per share represent diluted earnings per share.
Overview
In 2004, the Company operated its business in four segments, the Television Group, the Newspaper Group, Interactive Media and Other. The Company owns and operates 19 television stations and publishes four daily newspapers. The following table sets forth the Company’s major media assets by segment as of December 31, 2004:

Television Group

						Number of
						Commercial	Station		Station
	Market		Year	Network	Analog	Stations in	Rank in		Audience Share
Market	Rank(a)	Station	Acquired	Affiliation	Channel	Market(b)	Market(c)		in Market(d)

Dallas/ Fort Worth	7	WFAA	1950	ABC	8	16	1		12
Houston	11	KHOU	1984	CBS	11	15	1	*	12
Seattle/ Tacoma	12	KING	1997	NBC	5	13	1		15
Seattle/ Tacoma	12	KONG	2000	IND	16	13	5	*	2
Phoenix	15	KTVK	1999	IND	3	13	1	*	8
Phoenix	15	KASW	2000	WB	61	13	5	*	4
St. Louis	21	KMOV	1997	CBS	4	8	2		15
Portland	24	KGW	1997	NBC	8	8	1	*	12
Charlotte	28	WCNC	1997	NBC	36	8	3		9
San Antonio	37	KENS	1997	CBS	5	10	1	*	12
San Antonio(e)	37	KBEJ	–	UPN	2	10	6		1
Hampton/ Norfolk	41	WVEC	1984	ABC	13	8	1		12
New Orleans	43	WWL	1994	CBS	4	8	1		18
Louisville	50	WHAS	1997	ABC	11	7	2	*	11
Austin	54	KVUE	1999	ABC	24	7	1		12
Tucson	72	KMSB	1997	FOX	11	9	4	*	4
Tucson(f)	72	KTTU	2002	UPN	18	9	4	*	2
Spokane	80	KREM	1997	CBS	2	7	1	*	15
Spokane(g)	80	KSKN	2001	WB	22	7	5		2
Boise(h)	122	KTVB	1997	NBC	7	5	1		24

Newspaper Group

Newspaper	Location	Acquired	Daily Circulation		Sunday Circulation

The Dallas Morning News	Dallas, TX	(i)	497,628	(j)	693,981	(j)
The Providence Journal	Providence, RI	February 1997	168,021	(k)	236,476	(k)
The Press-Enterprise	Riverside, CA	July 1997	182,682	(k)	186,790	(k)
Denton Record-Chronicle	Denton, TX	June 1999	14,676	(k)	17,821	(k)

Interactive Media

Belo Interactive, Inc.	Includes the Web site operations of Belo’s operating companies, interactive alliances and Internet-based products and services.(l)

Other

NorthWest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2004 Nielsen Media Research report.
(b)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(c)	Station rank is derived from the station’s rating, which is based on the November 2004 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 7:00 a.m. to 1:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.
(d)	Station audience share is based on the November 2004 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

Belo Corp.          17

(e)	Belo entered into an agreement to operate KBEJ-TV through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.
(f)	Belo acquired KTTU-TV, previously operated through an LMA, on March 12, 2002.
(g)	Belo acquired KSKN-TV, previously operated through an LMA, on October 1, 2001.
(h)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(i)	The first issue of The Dallas Morning News was published by Belo on October 1, 1885.
(j)	Circulation data for The Dallas Morning News is from its Publisher’s Statement for the six-month period ended September 30, 2004. The Audit Bureau of Circulations (the “Audit Bureau”) did not release this Publisher’s Statement. See “Other Matters” below.
(k)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau’s FAS-FAX report for the six months ended September 30, 2004. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations Report for the six-month period ended September 30, 2004.
(l)	The majority of Interactive Media’s Web sites are associated with the Company’s television stations and newspapers and primarily provide news and information.

*	Tied with one or more stations in the market.
The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. The Company also derives revenues, to a much lesser extent, from the sale of daily newspapers, from compensation paid by networks to its television stations for broadcasting network programming, and from subscription and data retrieval fees and amounts charged to customers for commercial printing.
Total net revenues in 2004 were higher than 2003 as a result of revenue increases in all of the Company’s segments related to increases in advertising demand. In 2004, the demand for advertising was favorably affected by the improving U.S. economy and, in the Television Group, by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. Additionally, total net revenues for 2004 included approximately $9.7 million of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Summer Olympics.
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
Forward-Looking Statements
Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; The Dallas Morning News circulation matters, including current and future audits of that newspaper’s circulation by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, filings with the Securities and Exchange Commission and elsewhere in this Annual Report on Form 10-K.
GAAP and Non-GAAP Financial Measures
In this report, financial measures are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and also on a non-GAAP basis. The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a

18         Belo Corp.

common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.
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
Bad Debts Belo maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Belo’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Impairment of Property, Plant and Equipment, Goodwill and Intangible Assets In assessing the recoverability of the Company’s property, plant and equipment, goodwill and intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At December 31, 2004, Belo had investments of $536 million in net property, plant and equipment, $1.2 billion in goodwill and $1.4 billion in intangible assets, primarily FCC licenses. During the years ended December 31, 2004 and 2003, the Company did not record any impairment losses related to property, plant, and equipment, goodwill or intangible assets.
Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. Effective January 1, 2002, the Company reclassified the FCC licenses apart from goodwill as separate indefinite lived intangible assets and ceased amortization of both goodwill and the FCC licenses. The Company was not able to reclassify any amounts related to the network affiliation agreements apart from goodwill, as the accounting records that would allow for segregation of these assets were not available. Substantially all of the network affiliation agreements acquired in these business acquisitions were acquired prior to December 31, 1999, and many of these agreements have been modified or replaced by new agreements. In addition, the Company believes that network affiliation agreements currently do not have a material value that is separable from the related FCC licenses, because without an FCC license, a broadcast company cannot obtain a network affiliation agreement. Accordingly, the Company believes that the remaining value of its acquired network affiliated agreements was not significant as of January 1, 2002.
If the Company had assigned separate values for its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have had a significant impact on the Company’s historical operating results. The following chart reflects the impact of a hypothetical reassignment of value from broadcast licenses to network affiliation agreements and the resulting increase in amortization expense assuming a 15-year amortization period. However, had the Company amortized the values over the lives of the respective contracts, there would have been no material impact on the Company’s results of operations for the year ended December 31, 2004, as substantially all of these agreements have been modified or replaced since acquisition.

Belo Corp.          19

________________________________________________________________________________

		Percentage of Total
		Broadcast License Value
		Reassigned to Network
		Affiliation Agreements

	As reported	50%	25%

	(In thousands, except per share data)
Balance Sheet as of December 31, 2004:
Broadcast licenses	$1,289,504	$644,752	$967,128
Intangible assets, net (including network affiliation agreements)	64,222	708,974	386,598
Statement of Earnings for the year ended December 31, 2004:
Amortization of intangible assets	8,476	51,459	29,968
Earnings from operations	322,184	279,201	300,693
Net earnings	132,496	89,513	111,004

Net earnings per share	$1.13	$0.76	$0.95

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
Employee Benefits Belo is effectively self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.
Pension Benefits Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies prescribed under SFAS No. 87, “Employers’ Accounting for Pensions.” The Company uses assumptions including, but not limited to, the selection of the discount rate, long-term rate of return on plan assets, projected salary increases and mortality rates. The discount rate assumption is based on a review of high quality corporate bond rates and the change in these rates during the year. The assumptions regarding the long-term rate of return on plan assets and projected salary increases are based on an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. The actuarial assumptions used in the Company’s pension reporting are reviewed periodically and compared with external benchmarks for reasonableness. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s pension plan.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies. The Company currently expects to adopt SFAS 123R effective July 1, 2005 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated.
The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits

20         Belo Corp.

the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
The adoption of SFAS 123R will have significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards.
SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended December 31, 2004, 2003, and 2002 was not material.
Results of Operations
(Dollars in thousands, except per share amounts)
2004 Compared with 2003
Consolidated Results of Operations Total net operating revenue increased $74,223, or 5.2 percent, from $1,436,011 for the year ended December 31, 2003 to $1,510,234 for the year ended December 31, 2004, due to revenue increases of $59,744 in the Television Group, $6,969 in the Newspaper Group, $6,474 in Interactive Media and $1,036 in Other. Full-year 2004 revenue also includes a reduction of $19,600 for cash payments made under The Dallas Morning News voluntary advertiser plan. See “Other Matters” below.
Salaries, wages and employee benefits expense increased $39,634, or 7.7 percent, from $516,742 in 2003 to $556,376 in 2004, primarily due to increases of $13,629 in salaries, $9,336 in performance-based bonuses, $6,661 in other direct compensation, $4,865 in medical insurance and $2,875 in pension expense. Salaries increased primarily due to annual merit increases and to an increase in the number of employees prior to a Company-wide reduction in force. Performance-based bonuses increased due to higher revenue and improved operating performance excluding one-time charges. Other direct compensation increased due to the Company’s reduction in force of approximately 250 employees. In 2004, the Company recorded a charge totaling $7,897 for severance costs and other expenses related to the reduction in force. As of December 31, 2004, the Company had a remaining liability related to these severance costs and other expenses of approximately $4,200, which is expected to be paid during 2005. The increase in medical insurance is primarily due to the increase in the number of employees prior to the Company’s reduction in force, and higher insurance rates. Pension expense increased primarily due to a decrease in the discount rate used.
Other production, distribution and operating costs increased $17,665, or 4.7 percent, from $378,576 in 2003 to $396,241 in 2004, primarily due to an increase of $8,067 in outside services and $5,523 in distribution expense. The increase in outside services is primarily due to $3,900 in costs related to the Company’s circulation overstatement (see “Other Matters” below) and increases in consulting and other outside services. The increase in distribution expense is due mostly to costs associated with new products within the Newspaper Group launched in the second half of 2003.
Newsprint, ink and other supplies increased $7,069, or 5.4 percent, from $130,214 in 2003 to $137,283 in 2004, primarily due to an increase in the average cost per metric ton of newsprint partially offset by lower consumption of newsprint. The average cost per metric ton of newsprint was 9.9 percent higher in 2004 than in 2003. Newsprint consumption was 3.3 percent lower in 2004 when compared to the prior year primarily due to the circulation decline at The Dallas Morning News.
Depreciation expense decreased $2,110, or 2.3 percent, from $91,784 in 2003 to $89,674 in 2004, primarily due to assets that became fully depreciated in 2004.
Interest expense decreased $3,446, or 3.7 percent, from $93,610 in 2003 to $90,164 in 2004, primarily due to lower average debt levels.
Other income (expense), net increased $9,038, or 125.9 percent, from $7,181 in 2003 to $16,219 in 2004, primarily due to an $11,528 charge related to the discontinuation of the Belo and Time Warner joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas.

Belo Corp.          21

The effective tax rate for both 2004 and 2003 was 38.6 percent. The effective tax rate is higher than the statutory tax rate due to state income taxes.
As a result of the factors discussed above, the Company recorded net earnings of $132,496 ($1.13 per share) for 2004, compared with net earnings of $128,525 ($1.11 per share) for 2003.
The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.
The following table presents a reconciliation of Consolidated EBITDA to net earnings for 2004 and 2003:

Year ended December 31,	2004	2003

Consolidated EBITDA	$404,115	$403,298
Depreciation and amortization	(98,150)	(100,228)
Interest expense	(90,164)	(93,610)
Income taxes	(83,305)	(80,935)

Net earnings	$132,496	$128,525

Consolidated EBITDA increased $817 in 2004 compared to 2003, primarily due to increases in segment EBITDA of $42,146 in the Television Group, $4,782 in Interactive Media and $801 in Other, partially offset by an increase in expense in Other income (expense), net of $9,038 and decreases in segment EBITDA of $28,877 in the Newspaper Group and $8,997 in Corporate.

22         Belo Corp.

 Segment Results of Operations

	Segment	Net Operating	Operating Costs	Earnings (Loss)	Depreciation and
Year ended December 31, 2004	EBITDA(a)	Revenues	and Expenses	from Operations	Amortization

Television Group	$310,391	$706,410	$438,266	$268,144	$42,247
Newspaper Group	163,312	752,910	634,743	118,167	45,145
Interactive Media	(759)	31,069	35,818	(4,749)	3,990
Other	312	19,845	22,200	(2,355)	2,667
Corporate	(52,922)	–	57,023	(57,023)	4,101

Total		$1,510,234	$1,188,050	$322,184	$98,150

	Segment	Net Operating	Operating Costs	Earnings (Loss)	Depreciation and
Year ended December 31, 2003	EBITDA(a)	Revenues	and Expenses	from Operations	Amortization

Television Group	$268,245	$646,666	$421,311	$225,355	$42,890
Newspaper Group	192,189	745,941	601,200	144,741	47,448
Interactive Media	(5,541)	24,595	33,713	(9,118)	3,577
Other	(489)	18,809	21,898	(3,089)	2,600
Corporate	(43,925)	–	47,638	(47,638)	3,713

Total		$1,436,011	$1,125,760	$310,251	$100,228

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Television Group Television Group revenues for 2004 were $706,410, an increase of $59,744, or 9.2 percent, from revenues of $646,666 in 2003. Total spot revenues including political advertising increased 9.9 percent in 2004 as compared to the prior year. Political advertising revenues increased $42,574 from $10,272 in 2003 to $52,846 in 2004, a national election year. Total spot revenues excluding political advertising increased 2.9 percent in 2004 when compared to 2003. Excluding political advertising, the largest spot revenue increases for 2004 were reported in the automotive, insurance, financial services, grocery, and telecom categories, while the largest decrease was in the department store category. Local spot revenues increased 4.8 percent for the year ended December 31, 2004, as compared to the prior year period, primarily due to increases in the Seattle/ Tacoma, Houston, Hampton/ Norfolk, and Austin markets. National spot revenues were flat for 2004 compared to the prior year. National spot revenue increases in the San Antonio and Spokane markets were offset by decreases in the Dallas/ Fort Worth and Seattle/ Tacoma markets.
Television Group operating costs and expenses increased $16,955, or 4.0 percent, in 2004 when compared to the prior year, primarily due to increases in salaries, performance-based bonuses, outside services, and medical insurance.
Television Group earnings from operations increased $42,789, or 19.0 percent, for the year ended December 31, 2004 compared to the prior year. Segment EBITDA for the Television Group increased $42,146, or 15.7 percent, for the year ended December 31, 2004 compared to the prior year, primarily due to the $59,744 increase in revenues, partially offset by the $16,955 increase in operating costs and expenses discussed above.
Newspaper Group Newspaper Group revenues for 2004 were $752,910, an increase of $6,969, or 0.9 percent, over 2003 revenues of $745,941. 2004 Newspaper Group revenues include a $19,600 charge related to The Dallas Morning News circulation overstatement. See “Other Matters” below. In 2004, advertising revenue accounted for 86.4 percent of total Newspaper Group revenue while circulation revenue accounted for 12.3 percent and commercial printing accounted for most of the remaining amount.

Belo Corp.          23

Newspaper volume is measured in column inches. Volume for The Dallas Morning News was as follows (in thousands):

Year ended December 31,	2004	2003	% Change

Full-run ROP (“Run of Press”) inches (1)
Classified	1,402	1,505	(6.8)%
Retail	939	861	9.1%
General	301	287	4.9%

Total	2,642	2,653	(0.4)%

(1)	Full-run ROP inches refer to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.
Total revenues at The Dallas Morning News decreased by 3.6% in 2004 when compared to 2003. In 2004, Newspaper Group revenue included a reduction of $19,600 for cash payments made under The Dallas Morning News’ voluntary advertiser plan (see “Other Matters” below). The plan included a combination of cash payments and future advertising credits. The Company expects advertisers to utilize approximately $13,800 of the credits, of which approximately $8,000 has been used as of December 31, 2004. The Dallas Morning News advertising revenues were one percent lower in 2004 compared to the prior year. Classified advertising revenues declined 4.6 percent in 2004 as compared to the prior year, primarily due to decreased volumes and rates in automotive and decreased rates in employment. Retail advertising revenues declined 3.1 percent in 2004 as compared to the prior year, primarily due to decreased linage in the department store category, partially offset by higher rates and increases in volume in furniture and automotive. General advertising revenues increased 4.0 percent in 2004 as compared to the prior year, primarily due to increased linage in the automotive and telecom categories, partially offset by lower rates in both categories. Other advertising revenues increased 4.7 percent. Total Market Coverage (“TMC”) and preprints revenue increased 2.2 percent in 2004 as compared to the prior year.
Total revenues for The Providence Journal were 4.0 percent higher in 2004 compared to 2003. General advertising revenues improved 25.5 percent in 2004 when compared to the prior year due to increased lineage in the automotive, transportation, and financial services categories. Classified advertising revenue increased 11.1 percent in 2004 compared to 2003, primarily due to increases in real estate and employment categories. Revenues from preprints and TMC increased 4.5 percent year over year, primarily due to increases in the department stores, furniture and home accessories and sporting goods categories. Retail advertising revenues were flat for 2004 when compared to 2003. Circulation revenues declined 1.2 percent in 2004 primarily due to lower Sunday circulation volumes, partially offset by a slight increase in daily circulation volumes.
At The Press-Enterprise, total revenues were up 14.0 percent in 2004 compared with 2003, primarily due to increases in classified advertising revenues and revenues from preprints and TMC. Classified advertising revenues increased 34.8 percent, primarily due to gains in the automotive and real estate categories. Retail advertising revenues increased 6.6 percent in 2004 when compared with 2003, with the largest increases in the grocery, electric, and home improvement categories. General advertising revenues increased 4.8 percent in 2004 as compared to 2003, primarily due to gains in the financial services and travel categories. Preprints and TMC revenues increased 13.3 percent primarily due to increases in the home improvement, telecom and drug store categories. Increases were also reported in other advertising revenues and commercial printing revenue. Circulation revenue was relatively flat for The Press-Enterprise when comparing 2004 to 2003.
Newspaper Group operating costs and expenses increased 5.6 percent in 2004 when compared to the prior year primarily due to increases in salaries and other direct compensation and newsprint expenses, partially offset by a decrease in tax expense. Salaries and other direct compensation increased primarily due to annual merit increases and to an increase in the number of Newspaper Group employees prior to a Company-wide reduction in force. In 2004, the Newspaper Group recorded a charge of $3,788 for severance costs and other expenses related to the reduction in force. Newsprint expenses were 6.3 percent higher in 2004 due to a 9.9 percent increase in the average cost per metric ton of newsprint. Property tax expense decreased primarily due to a $2,450 favorable settlement between The Providence Journal and the city of Providence, Rhode Island. Operating costs and expenses in 2004 also included approximately $17,631 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003. The prior year included costs of approximately $5,370 associated with the new products.
Newspaper Group earnings from operations decreased 18.4 percent in 2004 compared to 2003. Segment EBITDA for the Newspaper Group decreased $28,877, or 15.0 percent, from $192,189 for the year ended December 31, 2003, to $163,312 for the year ended December 31, 2004, primarily due to the $33,543 increase in operating costs and expenses, partially offset by the $6,969 increase in total revenues discussed above.

24         Belo Corp.

Interactive Media and Other Segments
Interactive Media revenues, which are primarily derived from advertising, increased $6,474, or 26.3 percent, from $24,595 in 2003 to $31,069 in 2004. Interactive Media operating costs and expenses increased 6.2 percent for 2004 when compared to 2003. The Interactive Media loss from operations improved from $9,118 in 2003 to $4,749 in 2004. The Interactive Media segment EBITDA loss improved from $5,541 in 2003 to $759 in 2004. 2004 Interactive Media segment EBITDA included $974 of severance costs and other expenses related to the Company’s reduction in force.
Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased $1,036, or 5.5 percent, from $18,809 in 2003 to $19,845 in 2004 with revenue increases at both NWCN and TXCN. Operating costs and expenses increased 1.4 percent in 2004 as compared to 2003. Loss from operations for the Other segment improved from $3,089 in 2003 to $2,355 in 2004. Segment EBITDA for the Other segment improved from a loss of $489 in 2003 to earnings of $312 in 2004.
2003 Compared with 2002
Consolidated Results of Operations Total net operating revenues increased $8,104, or 0.6 percent, from $1,427,907 in 2002 to $1,436,011 in 2003, due to revenue increases of $12,310 in the Newspaper Group, $5,123 in Interactive Media and $1,543 in Other, partially offset by a $10,872 decrease in the Television Group.
Salaries, wages and employee benefits expense increased $11,219, or 2.2 percent, from $505,523 in 2002 to $516,742 in 2003, primarily due to increases of $9,423 in salaries expense, $5,383 in pension expense, $5,335 in medical insurance expense and $2,440 in other benefits expense. These increases were offset by a $16,586 decrease in accruals for performance-based bonuses. In 2002, salaries, wages and employee benefits also included a $1,969 credit related to the curtailment of the Company’s post-retirement medical program.
Other production, distribution and operating costs decreased $1,792, or 0.5 percent, from $380,368 in 2002 to $378,576 in 2003, primarily due to a decrease of $2,545 in repairs and maintenance, partially offset by an increase of $1,967 in insurance expense.
Newsprint, ink and other supplies increased $6,725, or 5.4 percent, from $123,489 in 2002 to $130,214 in 2003, primarily due to an increase in the average cost per metric ton of newsprint. The average cost per metric ton of newsprint was 5.4 percent higher in 2003 than in 2002. Newsprint consumption increased 1.1 percent when compared to the prior year.
Depreciation expense decreased $5,248, or 5.4 percent, from $97,032 in 2002 to $91,784 in 2003.
Interest expense decreased $11,176, or 10.7 percent, from $104,786 in 2002 to $93,610 in 2003, primarily due to lower average debt levels and the refinancing of $250,000 in fixed rate notes with lower rate revolving debt in June 2002.
Other income (expense), net decreased from income of $5,045 in 2002 to expense of $7,181 in 2003 primarily due to an increase in equity losses from Belo’s local cable news partnerships with Time Warner (the Charlotte, Houston and San Antonio cable news channels commenced operations in June 2002, December 2002 and April 2003, respectively), partially offset by a $1,796 gain in the fourth quarter of 2003 on the sale of KENS-AM, the Company’s radio station in San Antonio, Texas. In addition, other income (expense), net in 2002 included a $4,787 credit related to the favorable resolution of certain contingencies associated with the Company’s sales in the fourth quarter of 2000 of KOTV-TV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky, and The Eagle in Bryan/ College Station, Texas and a gain of $2,375 on the sale of Belo’s interest in the Dallas Mavericks and the American Airlines Center.
The effective tax rate for both 2003 and 2002 was 38.6 percent.
As a result of the factors discussed above, the Company recorded net earnings of $128,525 ($1.11 per share) for 2003, compared with net earnings of $131,126 ($1.15 per share) for 2002.
The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.

Belo Corp.          25

The following table presents a reconciliation of Consolidated EBITDA to net earnings for 2003 and 2002:

Year ended December 31,	2003	2002

Consolidated EBITDA	$403,298	$423,572
Depreciation and amortization	(100,228)	(105,332)
Interest expense	(93,610)	(104,786)
Income taxes	(80,935)	(82,328)

Net earnings	$128,525	$131,126

Consolidated EBITDA decreased $20,274 in 2003 compared to 2002, primarily due to decreases in segment EBITDA of $13,995 in the Television Group and $2,051 in the Newspaper Group, and an increase in expense in Other income (expense), net of $12,226; partially offset by increases of $5,197 in Interactive Media, $2,042 in Corporate and $759 in Other.
 Segment Results of Operations

	Segment	Net Operating	Operating Costs	Earnings (Loss)	Depreciation and
Year ended December 31, 2003	EBITDA(a)	Revenues	and Expenses	from Operations	Amortization

Television Group	$268,245	$646,666	$421,311	$225,355	$42,890
Newspaper Group	192,189	745,941	601,200	144,741	47,448
Interactive Media	(5,541)	24,595	33,713	(9,118)	3,577
Other	(489)	18,809	21,898	(3,089)	2,600
Corporate	(43,925)	–	47,638	(47,638)	3,713

Total		$1,436,011	$1,125,760	$310,251	$100,228

	Segment	Net Operating	Operating Costs	Earnings (Loss)	Depreciation and
Year ended December 31, 2002	EBITDA(a)	Revenues	and Expenses	from Operations	Amortization

Television Group	$282,240	$657,538	$423,098	$234,440	$47,800
Newspaper Group	194,240	733,631	587,863	145,768	48,472
Interactive Media	(10,738)	19,472	33,683	(14,211)	3,473
Other	(1,248)	17,266	20,887	(3,621)	2,373
Corporate(b)	(45,967)	–	49,181	(49,181)	3,214

Total		$1,427,907	$1,114,712	$313,195	$105,332

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
(b)	Corporate expense in 2002 includes a credit of $1,969 related to the curtailment of the Company’s post-retirement medical program.
Television Group Television Group revenues for 2003 were $646,666, or 1.7 percent lower than 2002 revenues of $657,538. Total spot revenues including political advertising decreased 2.0 percent in 2003 as compared to the prior year. Revenues from political advertising were $10,272 in 2003 compared to $48,684 in 2002. Total spot revenues excluding political advertising increased 4.5 percent in 2003 when compared to 2002. The largest increases in spot revenue excluding political advertising for 2003 were reported in the automotive, radio and television and financial services categories, while the largest decrease was in the restaurant category. Local spot revenues were 7.3 percent higher in 2003 than in 2002. The most significant increases in local spot revenues were in the Seattle/ Tacoma, Phoenix, Portland and St. Louis markets, while the largest decrease was in the Dallas/ Fort Worth market. National spot revenues were flat in 2003 when compared to 2002 with increases in the Phoenix and Dallas/ Fort Worth markets offset by decreases in the Portland and Seattle/ Tacoma markets. Spot revenues in 2002 also included approximately $9,000 of advertising revenues generated by the Company’s NBC affiliates from their broadcast of the Winter Olympics in February 2002.

26         Belo Corp.

Television Group operating costs and expenses decreased $1,787, or less than one percent, in 2003 when compared to the prior year, with decreases in performance-based bonuses, repairs and maintenance expense and outside solicitation offset by increases in salaries, medical insurance and pension expense. Segment EBITDA for the Television Group decreased $13,995, or 5.0 percent, for 2003 as compared to 2002. Earnings from operations for the Television Group decreased 3.9 percent from $234,440 in 2002 to $225,355 in 2003.
Newspaper Group Newspaper Group revenues for 2003 were $745,941, an increase of 1.7 percent over 2002 revenues of $733,631. In 2003, advertising revenue accounted for 84.6 percent of total Newspaper Group revenue while circulation revenue accounted for 12.0 percent and commercial printing accounted for most of the remaining amount.
Newspaper volume is measured in column inches. Volume for The Dallas Morning News was as follows (in thousands):

Year ended December 31,	2003	2002	% Change

Full-run ROP (“Run of Press”) inches(1)
Classified	1,505	1,587	(5.2)%
Retail	861	920	(6.4)%
General	287	273	5.1%

Total	2,653	2,780	(4.6)%

(1)	Full-run ROP inches refer to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.
Total revenues at The Dallas Morning News were flat for 2003 when compared to 2002. The Dallas Morning News advertising revenues were less than one percent lower in 2003 compared to the prior year. Classified advertising revenues declined 6.1 percent in 2003 as compared to the prior year, primarily due to decreased volumes in classified employment advertising. The unemployment rate in the Dallas area was higher than the national average throughout 2003, which contributed to a 23.4 decrease in classified employment revenues in 2003 when compared to 2002. Excluding classified employment, advertising revenues were up 2.8 percent in 2003. Classified real estate revenues increased 6.8 percent in 2003 compared to 2002 primarily due to higher rates. Classified automotive revenues decreased 2.8 percent in 2003 compared to the prior year due to decreased volumes. Retail advertising revenues decreased 3.0 percent in 2003 when compared to the prior year primarily due to decreased linage in the department store and automotive categories, partially offset by higher rates in the department store category. General advertising revenues were 7.2 percent higher in 2003 due to higher volumes in the automotive and financial services categories and higher rates in the financial services category. Total Market Coverage (“TMC”) and preprints revenue increased 4.3 percent in 2003 as compared to the prior year. Circulation revenues at The Dallas Morning News improved 2.6 percent in 2003 when compared to the prior year period.
Total revenues for The Providence Journal were 2.4 percent higher in 2003 compared to 2002. Revenues from preprints and TMC increased 13.4 percent year over year, primarily due to increases in the department stores, furniture and home accessories and sporting goods categories. Retail advertising revenues improved 2.2 percent in 2003 when compared to the prior year due to gains in the automotive, sporting goods and movie theatres categories. General advertising and classified advertising revenues were flat for 2003 when compared to 2002. Circulation revenues declined 2.5 percent in 2003 primarily due to lower rates to the newspaper’s distributors, offset somewhat by a slight increase in circulation volumes.
At The Press-Enterprise, total revenues were up 5.8 percent in 2003 compared with 2002, primarily due to increases in general advertising revenues and revenues from preprints and TMC. General advertising revenues increased 30.7 percent in 2003 as compared to 2002, primarily due to gains in the telecom, financial services and insurance categories. Preprints and TMC revenues increased 16.6 percent, primarily due to increases in the home improvement, apparel and discount store categories. Retail advertising revenues declined 8.2 percent in 2003 when compared with 2002, with the largest decreases in the home furnishings, department store, food and entertainment categories. Increases were also reported in other advertising revenues and commercial printing revenue. Classified advertising revenues were 3.6 percent higher in 2003 compared to 2002. Circulation revenue was flat for The Press-Enterprise when comparing 2003 to 2002.
Newspaper Group operating costs and expenses increased 2.3 percent in 2003 when compared to the prior year primarily due to increases in newsprint, salaries, pension and medical insurance expenses, offset by a decrease in accruals for performance-based bonuses. Newsprint expense was 5.7 percent higher in 2003 due to a 5.4 percent increase in the average cost per metric ton of newsprint. As a result, Newspaper Group segment EBITDA for 2003 decreased $2,051, or 1.1 percent, when compared to 2002. Earnings from operations for the Newspaper Group decreased from $145,768 in 2002 to $144,741 in 2003.

Belo Corp.          27

Interactive Media and Other Segments
Interactive Media revenues, which are primarily derived from advertising, increased 26.3 percent, from $19,472 in 2002 to $24,595 in 2003. Interactive Media operating costs and expenses were flat for 2003 when compared to 2002. As a result of increased revenues, the Interactive Media segment EBITDA loss improved from $10,738 in 2002 to $5,541 in 2003. Loss from operations for Interactive Media decreased $5,093, from $14,211 in 2002 to $9,118 in 2003.
Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN and, beginning in 2003, revenues from Belo’s consumer expositions business. Revenues from Belo’s cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues increased 8.9 percent, from $17,266 in 2002 to $18,809 in 2003, reflecting a revenue increase in cable news and the inclusion of revenue from Belo’s expositions business. Operating costs and expense increased 4.8 percent in 2003 as compared to 2002 due to the addition of expenses from the expositions business. As a result, the segment EBITDA loss for the Other segment improved from $1,248 in 2002 to $489 in 2003. Loss from operations for the Other segment decreased from $3,621 in 2002 to $3,089 in 2003.
Liquidity and Capital Resources
(Dollars in thousands, except per share amounts)
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $276,936 in 2004 compared with $257,851 in 2003 and $314,103 in 2002. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments and pay debt. Total debt decreased $100,750 from December 31, 2003 to December 31, 2004.
At December 31, 2004, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7 1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $200,000 of 7 3/4% Senior Debentures due 2027; and $250,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for these debt instruments is 7 1/2%. The Company has $150,000 of additional debt securities available for future issuance under a shelf registration statement filed in April 1997. Future issuances of fixed-rate debt may be used to refinance variable-rate debt in whole or in part or for other corporate needs as determined by management. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.
At December 31, 2004, the Company had a $720,000 variable-rate revolving credit facility. Borrowings under the credit facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bear interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to .375 percent of the total unused commitment amount accrue and are payable under the credit facility. At December 31, 2004, borrowings under the credit facility were $33,000 and the weighted average interest rate for borrowings under the credit facility, which includes a ..175 percent commitment fee, was 3.9 percent. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. In addition, the Company has an uncommitted line of credit of $50,000, of which $37,150 was outstanding at December 31, 2004. The uncommitted line of credit has a variable interest rate. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company’s financial statements. All unused borrowings under the Company’s revolving credit facility and uncommitted line of credit are available for borrowing as of December 31, 2004.
The Company is required to maintain certain financial ratios as of the end of each quarter, as defined in its revolving credit agreement. At December 31, 2004, the Company was in compliance with these requirements.
During 2004, Belo paid dividends of $43,731, or 38 cents per share, on Series A and Series B Common Stock outstanding, compared with $38,613, or 34 cents per share, during 2003 and $33,537, or 30 cents per share, during 2002.
In 2004, the Company purchased 2,887,500 shares of its Series A Common Stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in July 2000. The remaining authorization for the repurchase of shares as of December 31, 2004 under this authority was 14,545,419 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During 2004, no shares were repurchased under this program. There is no expiration date for either of these repurchase programs. The total cost of the treasury shares purchased in 2004 was $78,148. All shares repurchased were retired during the year ended December 31, 2004. In 2004, the Company received proceeds from the exercise of stock options of $33,274, compared with $32,903 in 2003 and $31,239 in 2002. The Company intends to purchase shares of Belo common stock in 2005 approximately equal to the number of employee stock options exercised during the period, plus an additional one to two million shares, depending on market conditions.

28         Belo Corp.

The table below summarizes the following specified commitments of the Company as of December 31, 2004:

Nature of Commitment	Total	2005	2006	2007	2008	2009	Thereafter

Broadcast rights	$311,898	$52,418	$50,546	$56,953	$55,578	$44,369	$52,034
Capital expenditures and licenses	12,306	7,266	887	684	687	690	2,092
Non-cancelable operating leases	45,196	12,988	7,698	6,397	4,639	3,404	10,070
Long-term debt (principal only)	1,170,150	–	70,150	300,000	350,000	–	450,000

Total	$1,539,550	$72,672	$129,281	$364,034	$410,904	$48,463	$514,196

Total capital expenditures for 2004 of $79,562 were primarily for Television Group and Newspaper Group equipment. As of December 31, 2004, required future payments for capital projects in 2005 were approximately $7,266. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.
The Company has completed an extensive review of long-term capital needs, and capital spending in 2005 is currently expected to be approximately $120,000. Significant capital projects at WWL-TV, The Press-Enterprise and The Dallas Morning News are expected to be completed over the next five years.
As a result of the Company-wide reduction in force in 2004, the Company expects to eliminate approximately $16,000 annually in future salaries and benefits expense. In addition, Belo’s interactive media businesses and Web sites will be integrated into their related operating companies in 2005 to maximize revenue growth. Also, the refining of operations and programming at TXCN is expected to move TXCN from a segment EBITDA loss contribution of $1.6 million in 2004 to slightly positive segment EBITDA contribution in 2005.
On July 23, 2004, Belo and Time Warner discontinued their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. Investments totaling $39,070 ($5,093 of which was invested in 2004) had been made related to the Time Warner joint ventures. A charge of $11,678 related to the discontinuation of the joint ventures was recorded in the third quarter of 2004. Discontinuing the news channel joint ventures with Time Warner is expected to increase cash flow by approximately $10,000, annually, and eliminate this amount in losses in Other Income and Expense.
In 2004, the Company made contributions to its defined benefit pension plan totaling $30,800. These contributions exceed the Company’s required minimum contribution for ERISA funding purposes. The Company does not expect to make any additional contributions in 2005.
On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which deduction will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.
Other Matters
On August 5, 2004, the Company announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. The investigation was conducted by a national law firm and supervised by the Audit Committee of the Company’s Board of Directors. The investigation found that the circulation overstatement at The Dallas Morning News resulted from the aggressive pursuit of circulation goals by former senior circulation managers using incentive contests, bonuses and low newspaper wholesale rates to stimulate circulation growth, accompanied by inadequate procedures to monitor and verify distribution and returns of newspapers. The overstatement estimates determined during the investigation also include estimates resulting from The Dallas Morning News circulation department’s use of an unrepresentative survey of returns percentages in the newspaper’s state circulation. The investigation also reviewed the circulation distribution processes of other Belo publications: The Providence Journal, The Press-Enterprise, al dia, Quick and the Denton Record-Chronicle. Based on this

Belo Corp.          29

review, the investigators concluded that the circulation distribution processes at these other publications were significantly different from those used at The Dallas Morning News.
On August 16, 2004, the Company announced a voluntary advertiser plan developed by management in response to the circulation overstatement. As a result, the Company recorded a charge of $23.5 million in 2004 related to the advertiser plan, of which approximately $19.6 million, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3.9 million, consisting of related costs, was included in other operating costs. Approximately 18,600 checks, net of undeliverable checks, were mailed or delivered to advertisers as part of the plan. As of February  25, 2005, 89.5 percent of the checks have cleared, representing 92.3 percent of the dollars. The Dallas Morning News’ payments to affected advertisers under the plan were made without the condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, advertisers generally must place advertising in addition to the terms of each advertiser’s current contract. Credits earned may be used by the end of an advertiser’s contract period or February 28, 2005, whichever is later. The Company currently expects advertisers to use approximately $13.8 million of the credits, of which approximately $8.0 million had been used as of December 31, 2004. The Company believes that the advertising credits were a modest deterrent to advertising revenue growth at The Dallas Morning News in the fourth quarter of 2004 and expects a similar impact in the first quarter of 2005.
On February 3, 2005, The Dallas Morning News filed its Publisher’s Statement with the Audit Bureau of Circulations (“Audit Bureau”) for the six-month period ended September 30, 2004. The reported circulation figures represent a decrease of 5.4 percent daily and 11.7 percent Sunday compared to the prior year period. The Audit Bureau advised The Dallas Morning News on January 21, 2005, that the Audit Bureau will not be issuing an audit report of the newspaper’s circulation for the twelve months ended March 31, 2004 or the six months ended September 30, 2004, as it had originally planned.
The Audit Bureau concluded not to issue 2004 audit report for The Dallas Morning News due primarily to the absence of reliable records of independent contractors to support revised circulation figures for city single copy sales. The Audit Bureau advised The Dallas Morning News that sufficient records and data do exist to confirm the accuracy of circulation figures for the six-month period ended September 30, 2004 for all areas other than city single copy sales, and that these figures appear to be materially accurate. That Audit Bureau conclusion is consistent with the conclusion reached by the independent investigation conducted for the Audit Committee of Belo’s Board of Directors, which was completed in September 2004. The Audit Bureau’s bylaws require that the Audit Bureau’s Board of Directors approve the release of any Publisher’s Statement not subject to subsequent audit, and The Dallas Morning News requested such approval for the September 2004 Publisher’s Statement. The contents of the Publisher’s Statement were reviewed and discussed with the Audit Bureau prior to filing, including the methodologies used to estimate circulation in city single copy sales where reliable records do not exist for the entire period. On March 7, 2005, The Dallas Morning News was advised that the Audit Bureau’s Board of Directors declined the request.
The Audit Bureau is presently auditing The Dallas Morning News circulation for the six months ending March 31, 2005, and has advised The Dallas Morning News that it expects to release that audit report during the second quarter of 2005. For that six month reporting period, The Dallas Morning News’ circulation is expected to be approximately 481,000 daily and 661,000 Sunday, decreases of approximately 47,000 newspapers daily versus March 2004, or 8.9 percent, and 95,000 newspapers Sunday, or 12.6 percent.
The staff of the Securities and Exchange Commission (the “SEC”) is conducting a newspaper industry-wide inquiry into circulation practices, and has inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See Note 5 to the Consolidated Financial Statements for information concerning the contractual interest rates of Belo’s debt. At December 31, 2004 and 2003, the fair value of Belo’s fixed-rate debt was estimated to be $1,209,138 and $1,249,437, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The carrying value of fixed-rate debt was $1,100,000 at both at December 31, 2004 and 2003.
Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of

30         Belo Corp.

the Company’s fixed-rate debt by $47,644 at December 31, 2004 ($51,481 at December 31, 2003). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates would have resulted in an immaterial annual change in Belo’s pretax earnings and cash flows at December 31, 2004 and 2003.
In addition to interest rate risk, Belo has exposure to changes in the price of newsprint. The average price of newsprint is expected to be higher in 2005 than in 2004, although the amount and the timing of any increase cannot be predicted with certainty. Belo believes the newsprint environment for 2005, giving consideration to both cost and supply, to be manageable through existing relationships and sources.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related Notes, or because such information is not applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
During the third quarter of 2004, the Company discovered an overstatement of the circulation of The Dallas Morning News. Although this matter does not affect the Company’s internal controls over financial reporting, the Company has implemented steps to correct the situation.
During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/ Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/ Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/ Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Belo Corp.          31

Management’s Report on Internal Control over Financial Reporting
SEC rules implementing Section 404 of the Sarbanes-Oxley Act require our 2004 Annual Report on Form 10-K to contain a management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.
Management is responsible for establishing and maintaining effective internal control over financial reporting of Belo Corp. and subsidiaries (the Company). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
Management has evaluated the Company’s internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by PCAOB and in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2004.
Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. It appears immediately following this report.

32         Belo Corp.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belo Corp.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Belo Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Belo Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Belo Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 3, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 3, 2005

Belo Corp.          33

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information set forth under the headings “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2005 is incorporated herein by reference.
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
The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation, and Nominating and Governance Committees of the Board of Directors. These documents can be found at the Company’s Web site, www.belo.com.
A shareholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606
Item 11. Executive Compensation
The information set forth under the heading “Executive Compensation– Summary Compensation Table,

•	Options/ SAR Grants in 2004,– Aggregated Option/ SAR Exercises in 2004 and 2004 Year-End Option/ SAR Values, and– Retirement Benefits” and “Corporate Governance– Compensation of Directors” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2005 is incorporated herein by reference.
On March 2, 2005, the Board of Directors of the Company ratified the recommendation of the Compensation Committee to use consolidated net income as the measure of performance for senior executives under the shareholder-approved 2004 Belo Executive Compensation Plan in order to determine annual performance bonus amounts for 2005 under the Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the heading “Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2005 is incorporated herein by reference.
Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included under the caption entitled “Executive Compensation– Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2005 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information set forth under the heading “Executive Compensation– Certain Relationships” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2005 is incorporated herein by reference.

34         Belo Corp.

Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2005 is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1)	The financial statements listed in the Index to Financial Statements included in the table of contents are filed as part of this report.

(2)	The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated Financial Statements or related Notes, which are filed as part of this report.

(3)	Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (†) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number		Description
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))
3	.11*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003)
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.11 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4	.4 *	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)
4	.5 *	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)

Belo Corp.          35

Exhibit Number		Description
4	.6 *	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)
4.7		Instruments defining rights of debt securities:
(1) * Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
(2) * (a) $200 million 7 1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
* (b) $100 million 7 1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)
(3) * $200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
(4) * Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
(5) * (a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))
* (b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
(6) * Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
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
†(1) Belo Savings Plan:
* (a) Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))
†(2) Belo 1986 Long-Term Incentive Plan:
* (a) Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
* (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
* (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
* (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
†(3)* Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
* (a) Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)
* (b) Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)
* (c) Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))
†(4)* Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
* (a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

36         Belo Corp.

Exhibit Number	Description
†(5) Belo Supplemental Executive Retirement Plan
* (a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
†(6)* Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
* (a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
* (b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
* (c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
(d) Summary of 2004 Annual Performance Bonus Grant under Belo 2000 Executive Compensation Plan
†(7)* Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
12	Statements re: Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Belo Corp.          37

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Robert W. Decherd

Robert W. Decherd
Chairman of the Board, President & Chief Executive Officer
                                          Dated: March 8, 2005
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board, President & Chief Executive Officer	March 8, 2005

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 8, 2005

/s/ Louis E. Caldera Louis E. Caldera	Director	March 8, 2005

/s/ France A. Córdova, Ph.D. France A. Córdova, Ph.D.	Director	March 8, 2005

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 8, 2005

/s/ Roger A. Enrico Roger A. Enrico	Director	March 8, 2005

/s/ Stephen Hamblett Stephen Hamblett	Director	March 8, 2005

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 8, 2005

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 8, 2005

38         Belo Corp.

Signature	Title	Date

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 8, 2005

/s/ William T. Solomon William T. Solomon	Director	March 8, 2005

/s/ M. Anne Szostak M. Anne Szostak	Director	March 8, 2005

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 8, 2005

/s/ J. McDonald Williams J. McDonald Williams	Director	March 8, 2005

/s/ Dennis A. Williamson Dennis A. Williamson	Senior Corporate Vice President/ Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2005

Belo Corp.          39

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belo Corp.
We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 3, 2005

40         Belo Corp.

Consolidated Statements of Earnings

	Years ended December 31,

In thousands, except per share amounts	2004	2003	2002

Net Operating Revenues
Television Group	$706,410	$646,666	$657,538
Newspaper Group	752,910	745,941	733,631
Interactive Media	31,069	24,595	19,472
Other	19,845	18,809	17,266

Total net operating revenues	1,510,234	1,436,011	1,427,907

Operating Costs and Expenses
Salaries, wages and employee benefits	556,376	516,742	505,523
Other production, distribution and operating costs	396,241	378,576	380,368
Newsprint, ink and other supplies	137,283	130,214	123,489
Depreciation	89,674	91,784	97,032
Amortization	8,476	8,444	8,300

Total operating costs and expenses	1,188,050	1,125,760	1,114,712

Earnings from operations	322,184	310,251	313,195

Other Income and Expense
Interest expense	(90,164)	(93,610)	(104,786)
Other income (expense), net	(16,219)	(7,181)	5,045

Total other income and expense	(106,383)	(100,791)	(99,741)

Earnings
Earnings before income taxes	215,801	209,460	213,454
Income taxes	83,305	80,935	82,328

Net earnings	$132,496	$128,525	$131,126

Net earnings per share:
Basic	$1.15	$1.13	$1.17
Diluted	$1.13	$1.11	$1.15

Weighted average shares outstanding:
Basic	115,036	113,561	111,870
Diluted	117,272	115,487	113,640

Dividends per share	$.38	$.34	$.30

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.          41

Consolidated Balance Sheets

Assets	December 31,

In thousands	2004	2003

Current assets:
Cash and temporary cash investments	$28,610	$31,926
Accounts receivable (net of allowance of $7,910 and $7,156 at December 31, 2004 and 2003, respectively)	245,077	242,239
Inventories	17,737	14,487
Deferred income taxes	13,368	15,535
Other current assets	37,701	28,431

Total current assets	342,493	332,618

Property, plant and equipment, at cost:
Land	81,933	81,895
Buildings and improvements	304,630	307,341
Broadcast equipment	353,103	346,912
Newspaper publishing equipment	314,282	304,190
Other	230,030	222,962
Advance payments on plant and equipment expenditures	32,683	32,853

Total property, plant and equipment	1,316,661	1,296,153
Less accumulated depreciation	780,340	745,567

Property, plant and equipment, net	536,321	550,586

Intangible assets, net	1,353,726	1,362,203
Goodwill, net	1,243,300	1,243,300
Other assets	112,160	113,894

Total assets	$3,588,000	$3,602,601

See accompanying Notes to Consolidated Financial Statements.

42         Belo Corp.

Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2004	2003

Current liabilities:
Accounts payable	$75,860	$75,258
Accrued compensation and benefits	66,127	57,849
Other accrued expenses	34,559	27,093
Income taxes payable	17,470	14,937
Advance subscription payments	31,195	29,566
Accrued interest payable	13,400	13,652

Total current liabilities	238,611	218,355

Long-term debt	1,170,150	1,270,900
Deferred income taxes	451,658	435,304
Other liabilities	97,929	114,271

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 98,387,270 and 98,632,955 shares at December 31, 2004 and 2003, respectively;	164,307	164,717
Series B: Issued and outstanding 15,945,733 and 16,391,802 shares at December 31, 2004 and 2003, respectively	26,629	27,374
Additional paid-in capital	941,266	920,303
Retained earnings	525,383	486,391
Accumulated other comprehensive loss	(27,933)	(35,014)

Total shareholders’ equity	1,629,652	1,563,771

Total liabilities and shareholders’ equity	$3,588,000	$3,602,601

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.          43

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2004

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2001	91,800,402	18,582,538	$184,340	$837,515	$298,890	$–	$1,320,745
Exercise of stock options	2,011,440	–	3,359	27,880	–	–	31,239
Tax benefit from long-term incentive plan	–	–	–	4,246	–	–	4,246
Employer’s matching contribution to Savings Plan	224,545	139,366	607	7,366	–	–	7,973
Net earnings	–	–	–	–	131,126	–	131,126
Minimum pension liability adjustment, net of tax benefit	–	–	–	–	–	(48,562)	(48,562)
Cash dividends	–	–	–	–	(33,537)	–	(33,537)
Conversion of Series B to Series A	2,040,285	(2,040,285)	–	–	–	–	–

Balance at December 31, 2002	96,076,672	16,681,619	$188,306	$877,007	$396,479	$(48,562)	$1,413,230
Exercise of stock options	1,908,898	–	3,188	29,715	–	–	32,903
Tax benefit from long-term incentive plan	–	–	–	5,960	–	–	5,960
Employer’s matching contribution to Savings Plan	357,568	–	597	7,621	–	–	8,218
Net earnings	–	–	–	–	128,525	–	128,525
Minimum pension liability adjustment, net of tax	–	–	–	–	–	13,548	13,548
Cash dividends					(38,613)		(38,613)
Conversion of Series B to Series A	289,817	(289,817)	–	–	–	–	–

Balance at December 31, 2003	98,632,955	16,391,802	192,091	920,303	486,391	(35,014)	1,563,771
Exercise of stock options	1,859,388	–	3,105	30,169	–	–	33,274
Tax benefit from long-term incentive plan	–	–	–	6,277	–	–	6,277
Employer’s matching contribution to Savings Plan	336,358	–	562	8,070	–	–	8,632
Purchases and subsequent retirement of treasury stock	(2,887,500)	–	(4,822)	(23,553)	(49,773)	–	(78,148)
Net earnings	–	–	–	–	132,496	–	132,496
Minimum pension liability adjustment, net of tax	–	–	–	–	–	7,081	7,081
Cash dividends	–	–	–	–	(43,731)	–	(43,731)
Conversion of Series B to Series A	446,069	(446,069)	–	–	–	–	–

Balance at December 31, 2004	98,387,270	15,945,733	$190,936	$941,266	$525,383	$(27,933)	$1,629,652
See accompanying Notes to Consolidated Financial Statements.

44         Belo Corp.

Consolidated Statements of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2004	2003	2002

Operations
Net earnings	$132,496	$128,525	$131,126
Adjustments to reconcile net earnings to net cash provided by operations:
Net loss (gain) on sale of subsidiaries and investments	991	(1,098)	(1,841)
Depreciation and amortization	98,150	100,228	105,332
Loss on discontinuation of the Time Warner joint ventures	11,528	–	–
Deferred income taxes	17,167	22,984	16,963
Pension contribution	(30,800)	(27,000)	–
Employee retirement benefit expense	16,838	14,637	6,200
Other non-cash expenses	9,385	7,658	7,975
Equity loss from partnerships	5,669	10,236	3,908
Other, net	(2,559)	(507)	1,178
Net change in operating assets and liabilities:
Accounts receivable	(3,571)	(6,464)	(4,111)
Inventories and other current assets	(4,481)	(5,614)	(1,091)
Accounts payable	752	9,011	5,763
Accrued compensation and benefits	8,279	(10,289)	21,665
Other accrued expenses	8,282	(863)	(11,231)
Income taxes payable	8,810	16,407	32,267

Net cash provided by operations	276,936	257,851	314,103

Investments
Capital expenditures	(79,562)	(76,586)	(60,125)
Acquisitions	–	–	(18,000)
Proceeds from sale of subsidiaries and investments	–	3,201	27,000
Other investments	(10,228)	(9,774)	(12,907)
Other, net	1,350	(941)	4,230

Net cash used for investments	(88,440)	(84,100)	(59,802)

Financing
Net proceeds from revolving debt	696,275	754,180	978,725
Payments on revolving debt	(790,625)	(924,480)	(1,002,525)
Repayment of 6 7/8% Senior Notes due 2002	–	–	(250,000)
Net borrowings for acquisitions	–	–	18,000
Early retirement of bonds due 2020	(6,400)	–	–
Payment of dividends on stock	(43,731)	(38,613)	(33,537)
Net proceeds from exercise of stock options	33,274	32,903	31,239
Purchase of treasury stock	(78,148)	–	–
Other	(2,457)	(514)	2,577

Net cash used for financing	(191,812)	(176,524)	(255,521)

Net decrease in cash and temporary cash investments	(3,316)	(2,773)	(1,220)
Cash and temporary cash investments at beginning of year	$31,926	$34,699	$35,919

Cash and temporary cash investments at end of year	$28,610	$31,926	$34,699

Supplemental Disclosures (Note 15)

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.          45

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies

A)	Principles of Consolidation The consolidated financial statements include the accounts of Belo Corp. (the “Company” or “Belo”) and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Belo accounts for its interests in partnerships using the equity method of accounting, with Belo’s share of the results of operations being reported in Other Income and Expense in the accompanying Consolidated Statements of Earnings.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain amounts for prior years have been reclassified to conform to the current year presentation.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $5,196, $5,107 and $7,291 in 2004, 2003 and 2002, respectively. Accounts written off during 2004, 2003 and 2002 were $4,442, $5,667 and $7,289, respectively.

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

F)	Program Rights Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

G)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

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

H)	Goodwill and Intangible Assets The Company’s goodwill and intangible assets result from its significant business acquisitions, which occurred primarily prior to 2002. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The only significant intangible assets that were identified in these appraisals that could be classified separately from goodwill were FCC licenses and network affiliation agreements.

46         Belo Corp.

Notes to Consolidated Financial Statements

Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. Effective January 1, 2002, the Company reclassified the FCC licenses apart from goodwill as separate indefinite lived intangible assets and ceased amortization of both goodwill and the FCC licenses. The Company was not able to reclassify any amounts related to the network affiliation agreements apart from goodwill, as the accounting records that would allow for segregation of these assets were not available. Substantially all of the network affiliation agreements acquired in these business acquisitions were acquired prior to December 31, 1999, and many of these agreements have been modified or replaced by new agreements. In addition, the Company believes that network affiliation agreements currently do not have a material value that is separable from the related FCC licenses, because without an FCC license, a broadcast company cannot obtain a network affiliation agreement. Accordingly, the Company believes that the remaining value of its acquired network affiliated agreements was not significant as of January 1, 2002. Goodwill is tested at least annually by reporting unit for impairment. For the Company’s Television Group, a reporting unit consists of an operating cluster of television stations. For the Company’s Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. FCC licenses are tested for impairment at least annually on an individual market basis. See Note 4.

Separable intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives as follows:

Estimated
Useful Lives
Customer lists	3 years
Market alliance	5 years
Subscriber lists	18 years

I)	Stock Options The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123” and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. See Note 2 for the impact of the pending adoption of SFAS No. 123R.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	2004	2003	2002

Net earnings, as reported	$132,496	$128,525	$131,126
Less: Stock-based compensation expense determined under fair value-based method, net of income taxes	9,063	11,793	13,521

Net earnings, pro forma	$123,433	$116,732	$117,605

Per share amounts:
Basic net earnings per share, as reported	$1.15	$1.13	$1.17

Basic net earnings per share, pro forma	$1.08	$1.04	$1.07

Diluted net earnings per share, as reported	$1.13	$1.11	$1.15

Diluted net earnings per share, pro forma	$1.06	$1.02	$1.05

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years. See Note 8 for additional information.

Pro forma information regarding net earnings and earnings per share has been determined as if Belo had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value for those options was estimated at the date of grant using a Black-Scholes

Belo Corp.          47

Notes to Consolidated Financial Statements

option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.33 percent, 3.22 percent and 3.22 percent, respectively; dividend yields of 1.49 percent, 1.37 percent and 1.38 percent, respectively; volatility factors of the expected market price of Belo’s common stock of .231, .311 and .324, respectively; and weighted average expected lives of the options of approximately 4, 4 and 5 years, respectively.

J)	Revenue Recognition Belo’s principal sources of revenue are the sale of air time on its television stations, advertising space in published issues of its newspapers and on the Company’s Internet Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for commercial printing jobs. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency fees, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Commercial printing revenue is recorded when the product is shipped.

On August 16, 2004, the Company announced a voluntary advertiser plan developed by management in response to an overstatement of previously reported circulation figures at The Dallas Morning News. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,600, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. The plan also included future advertising credits. To utilize the credits, advertisers generally must place advertising in addition to the terms of each advertiser’s current contract. Credits earned may be used by the end of an advertiser’s contract period or February 28, 2005, whichever is later. The Company currently expects advertisers to use approximately $13,800 of the credits, of which approximately $8,000 had been used as of December 31, 2004.

K)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $21,105, $19,742 and $19,775 in advertising and promotion costs during 2004, 2003 and 2002, respectively.

L)	Employee Benefits Belo is effectively self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

M)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

N)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2: Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies. The Company currently expects to adopt SFAS 123R effective July 1, 2005 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated.

48         Belo Corp.

Notes to Consolidated Financial Statements
The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
The adoption of SFAS 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards.
SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended December 31, 2004, 2003, and 2002 was not material.
Note 3: Investments and Acquisitions
On December 20, 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc. (HIC), the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. These agreements expire December 31, 2009, but are subject to extension. Belo will provide advertising sales assistance, certain technical services and facilities to support the operations of KFWD-TV, as well as limited programming. In exchange, Belo will be reimbursed for its costs and receive 50% of the net profits from the operations of KFWD-TV. The amounts to be received under these agreements are not expected to be significant to Belo’s consolidated results of operations in 2005. In addition, in exchange for $10,375 in cash, Belo acquired options to acquire undivided interests in the assets owned, held or leased by HIC, which are used in the operations of KFWD-TV. The aggregate exercise price of the options to acquire a 100% interest is $31,125, subject to adjustment. These options expire December 31, 2012. HIC also has the option, through December 31, 2009, to require Belo to acquire KFWD-TV. The exercise of the options by either Belo or HIC is dependent on modification of the Federal Communications Commission media ownership rules and policies to permit Belo’s ownership of KFWD-TV.
On March 12, 2002, Belo completed the purchase of KTTU-TV, the UPN affiliate in the Tucson, Arizona television market, for $18,000 in cash. Belo had previously operated KTTU-TV through a local marketing agreement (“LMA”). The acquisition was accounted for as a purchase and the purchase price along with acquisition costs was allocated to the FCC license ($9,268) and market alliance ($8,832).

Belo Corp.          49

Notes to Consolidated Financial Statements
Note 4: Goodwill and Intangible Assets
The following table sets forth the identifiable intangible assets that continue to be subject to amortization (definite-lived intangible assets) and the identifiable intangible assets that are no longer subject to amortization upon the adoption of SFAS No. 142 (indefinite-lived intangible assets):

	2004			2003

	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net

Definite-lived intangible assets:
Television Group:
Market alliance	$8,832	$4,858	$3,974	$8,832	$3,091	$5,741
Newspaper Group:
Subscriber lists	115,963	55,875	60,088	115,963	49,293	66,670
Other:
Customer lists	385	225	160	385	96	289
Indefinite-lived intangible assets:
Television Group:
FCC licenses(1)	1,463,102	173,598	1,289,504	1,463,102	173,598	1,289,504

Intangible assets	$1,588,282	$234,556	$1,353,726	$1,588,282	$226,078	$1,362,204

(1)	On October 1, 2003, Belo completed the sale of KENS-AM, the Company’s radio station in San Antonio, Texas. Assets disposed as a result of the sale included the FCC license ($969, net of accumulated amortization of $113).
Amortization expense for intangible assets subject to amortization was $8,476, $8,444, and $8,300 in 2004, 2003 and 2002, respectively. Amortization expense related to amortizable intangibles at December 31, 2004 is expected to be $8,348 for 2005, $8,348 for 2006, $6,941 for 2007, $6,499 for 2008 and $6,499 for 2009.
Goodwill allocated to the Company’s operating segments as of December 31, 2004 and 2003 is as follows:

Television Group	$768,083
Newspaper Group	470,043
Other	5,174

Total	$1,243,300

Based on the results of its annual impairment tests of goodwill and intangible assets, the Company determined that no impairment of these assets existed as of December 31, 2004, 2003 or 2002, respectively. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

50         Belo Corp.

Notes to Consolidated Financial Statements
Note 5: Long-Term Debt
Long-term debt consists of the following at December 31, 2004 and 2003:

	2004	2003

7 1/8% Senior Notes Due June 1, 2007	$300,000	$300,000
8% Senior Notes Due November 1, 2008	350,000	350,000
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,100,000	1,100,000
Revolving credit agreement, including short-term unsecured notes	33,000	162,000
Uncommitted line of credit	37,150	2,500
Other	–	6,400

Total	$1,170,150	$1,270,900

The Company’s long-term debt maturities are as follows:

2005	$–
2006	70,150
2007	300,000
2008	350,000
2009 and thereafter	450,000

Total	$1,170,150

The weighted average effective interest rate on the $1,100,000 of fixed-rate debt was 7.5 percent at both December 31, 2004 and 2003. The fair value was $109,138 and $149,437 greater than the carrying value at December 31, 2004 and 2003, respectively. The fair values at December 31, 2004 and 2003 were estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.
At December 31, 2004, the Company had a $720,000 five-year revolving credit facility. Borrowings under the credit facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bear interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to .375 percent of the total unused commitment amount accrue and are payable under the credit facility. Borrowings under the credit facility were $33,000 and $162,000 at December 31, 2004 and 2003, respectively. The weighted average interest rate for borrowings under the credit facility (which includes a .175 percent commitment fee) was 3.9 percent and 2.7 percent at December 31, 2004 and 2003, respectively. Borrowings under the credit facility mature upon expiration of the agreement on November 29, 2006. The carrying value of borrowings under the revolving credit facility approximates fair value.
The revolving credit agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.0 to 1.0, (2) a Funded Debt (excluding subordinated debt) to Pro Forma Operating Cash Flow ratio not exceeding 4.5 to 1.0 and (3) an Interest Coverage ratio of not less than 2.5 to 1.0 (increasing to 3.0 to 1.0 for periods after December 31, 2004), all as such terms are defined in the agreement. For the four quarters ended December 31, 2004, Belo’s ratio of Funded Debt to Pro Forma Operating Cash Flow as defined in the agreement was 2.6 to 1.0. Belo’s Interest Coverage ratio for the four quarters ended December 31, 2004 was 5.1 to 1.0.
In addition, the Company has an uncommitted line of credit of $50,000, of which $37,150 was outstanding at December 31, 2004. The weighted average interest rate on this debt was 3.1 percent and 1.9 percent at December 31, 2004 and 2003, respectively. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, the $37,150 and $2,500 outstanding under the uncommitted line of credit at December 31, 2004 and 2003, respectively, have been classified

Belo Corp.          51

Notes to Consolidated Financial Statements
as long-term in the accompanying consolidated balance sheets. All unused borrowings under the Company’s revolving credit facility and uncommitted line of credit are available for borrowing as of December 31, 2004.
During 2004, 2003 and 2002, cash paid for interest, net of amounts capitalized, was $90,416, $93,944 and $105,816, respectively. At December 31, 2004, Belo had outstanding letters of credit of $17,222 issued in the ordinary course of business.
Note 6: Income Taxes
Income tax expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002

Current
Federal	$58,307	$51,209	$58,757
State	7,831	6,742	6,608

Total current	66,138	57,951	65,365

Deferred
Federal	14,798	19,815	12,672
State	2,369	3,169	4,291

Total deferred	17,167	22,984	16,963

Total income tax expense	$83,305	$80,935	$82,328
Effective income tax rate	38.6%	38.6%	38.6%

Income tax expense for the years ended December 31, 2004, 2003 and 2002 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2004	2003	2002

Computed expected income tax expense	$75,530	$73,311	$74,709
State income taxes	6,630	6,443	7,085
Other	1,145	1,181	534

Total income tax expense	$83,305	$80,935	$82,328

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax liabilities:
Excess tax amortization	$398,603	$387,153
Excess tax depreciation	71,723	67,138
Expenses deductible for tax purposes in a year different from the year accrued	14,400	9,109
Other	24,408	25,836

Total deferred tax liabilities	$509,134	$489,236

Deferred tax assets:
Deferred compensation and benefits	7,663	8,783
State taxes	11,958	11,433
Minimum pension liability	15,041	18,854
Expenses deductible for tax purposes in a year different from the year accrued	30,118	24,498
Other	6,064	5,899

Total deferred tax assets	70,844	69,467

Net deferred tax liability	$438,290	$419,769

On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which deduction will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its

52         Belo Corp.

________________________________________________________________________________

Notes to Consolidated Financial Statements
future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
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
Employees who selected the Star Plan had their years of service in the Pension Plan frozen as of July 1, 2000. The Star Plan is a profit sharing plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and to meet the requirements of Code section 401(k). The Star Plan covers substantially all employees that meet certain service requirements. Both the plan participants and Belo contribute to the Star Plan. For each payroll period beginning July 1, 2000, Belo contributes an amount equal to two percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan. Under the Classic Plan, Belo matches a percentage of the employees’ contribution but does not make the two percent contribution of the participant’s compensation.
Belo’s contributions to its defined contribution plans totaled $14,458, $13,518 and $12,851 in 2004, 2003 and 2002, respectively. A portion of this contribution was made in Belo common stock. The Company issued 336,358, 357,568, and 363,911 shares of Series A common stock in conjunction with these contributions during the years ended December 31, 2004, 2003, and 2002, respectively.
Belo’s Pension Plan covers individuals who were employees prior to July 2000. The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed 10 years of employment. The funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax deductible contribution. During 2004 and 2003, the Company made contributions to the Pension Plan totaling $30,800 and $27,000, respectively. No contributions were made in 2002. These contributions exceeded the Company’s required minimum contribution for ERISA funding purposes, which was to be made by September 2005. The Company does not expect to make any additional contributions in 2005.
Belo also sponsors non-qualified retirement plans and post-retirement benefit plans for certain employees. Expense recognized in 2004, 2003 and 2002 for the non-qualified retirement plans was $2,180, $2,285 and $1,532, respectively. Expense for the post-retirement benefit plans recognized in 2004, 2003 and 2002 was $791, $1,376, and $1,321, respectively.
The Company uses a December 31 measurement date for its Pension Plan. The following table sets forth the Pension Plan’s funded status and prepaid pension costs at December 31, 2004 and 2003:

	2004	2003

Accumulated benefit obligation	$(412,037)	$(379,018)

Projected benefit obligation	$(464,808)	$(428,550)
Estimated fair value of pension assets	389,228	327,723

Funded status	(75,580)	(100,827)
Unrecognized net actuarial loss	95,019	103,400
Unrecognized prior service cost	7,484	8,123

Prepaid pension cost	$26,923	$10,696

Belo Corp.          53

Notes to Consolidated Financial Statements
Changes in plan assets for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Fair value of plan assets at January 1,	$327,723	$252,149
Actual return on plan assets	47,497	64,667
Employer contributions	30,800	27,000
Benefits paid	(16,792)	(16,093)

Fair value of plan assets at December 31,	$389,228	$327,723

Changes in plan benefit obligations for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Benefit obligation as of January 1,	$428,550	$392,627
Actuarial losses	16,408	16,635
Service cost	10,410	9,828
Interest cost	26,232	25,553
Benefits paid	(16,792)	(16,093)

Benefit obligation as of December 31,	$464,808	$428,550

Amounts recognized in the balance sheet as of December 31, 2004 and 2003 consist of:

	2004	2003

Prepaid pension cost	$26,923	$10,696

Accrued pension liability	$(22,810)	$(51,295)
Intangible asset	7,484	8,123
Accumulated other comprehensive loss	42,249	53,868

Net amount recognized	$26,923	$10,696

The net periodic pension cost for the years ended December 31, 2004, 2003 and 2002 includes the following components:

	2004	2003	2002

Service cost–benefits earned during the period	$10,410	$9,828	$9,271
Interest cost on projected benefit obligation	26,232	25,553	24,800
Expected return on plan assets	(29,033)	(27,136)	(28,476)
Amortization of net loss	6,324	2,838	–
Amortization of unrecognized prior service cost	640	615	615

Net periodic pension cost	$14,573	$11,698	$6,210

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2005	$16,810
2006	17,601
2007	18,579
2008	19,547
2009	20,724
Years 2010 - 2014	$129,676

Weighted-average assumptions used to determine benefit obligations for the Pension Plan as of December 31, 2004 and 2003 are as follows:

	2004	2003

Discount rate	6.00%	6.25%
Rate of increase in future compensation	4.20%	4.20%

54         Belo Corp.

Notes to Consolidated Financial Statements
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%
Rate of increase in future compensation	4.20%	4.80%	5.50%

The expected long-term rate of return on assets was developed through analysis of historical market returns, current market conditions and the Pension Plan’s past experience.
The Pension Plan weighted-average target allocation and asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	Target
Asset category	Allocation	2004	2003

Domestic equity securities	60.0%	62.2%	56.9%
International equity securities	15.0%	16.7%	16.6%
Fixed income securities	25.0%	19.6%	22.2%
Cash	–	1.5%	4.3%

Total	100.0%	100.0%	100.0%

Pension plan assets do not include any Belo common stock at December 31, 2004 or December 31, 2003.
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
During 2004 and 2003, the value of Pension Plan assets increased following a decline in the asset values in 2002. The increases in Pension Plan asset values in 2004 and 2003 were primarily due to improvements in stock market performance and contributions of $30,800 and $27,000 made by the Company during the years then ended, respectively. The decline in Pension Plan assets in 2002 reflected overall stock market performance. The decline in Pension Plan asset values in 2002, along with a decrease in the discount rate to 6.75 percent in 2002, resulted in an unfunded accumulated benefit obligation. As a result, the Company recorded a minimum pension liability in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” This amount is reflected as a charge to other comprehensive income (loss) of $74,711 ($48,562 net of tax benefit) in 2002. The increases in the value of Pension Plan assets in 2004 and 2003 resulted in declines in the unfunded accumulated benefit obligation. As a result, the Company recorded decreases in the minimum pension liability. A credit was recorded to other comprehensive income (loss) of $10,894 ($7,081 net of taxes) in 2004 and $20,843 ($13,548 net of taxes) in 2003.
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
The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to seven years and expire after 10 years. Shares of common stock reserved for future grants under the plan were 9,161,049, 778,135, and 2,475,700 at December 31, 2004, 2003 and 2002, respectively. Effective January 1, 2004, the Board of Directors established the 2004 Executive Compensation Plan subject to shareholder approval. Shareholders approved the 2004 Plan at the May 11, 2004 Annual Shareholders Meeting. A total of 10,000,000 shares of Series A and/or Series B Common Stock are authorized under the 2004 Plan.

Belo Corp.          55

Notes to Consolidated Financial Statements
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123” and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. See Note 1 for the pro forma effects on net earnings and net earnings per share of SFAS No. 123 for the years 2004, 2003 and 2002, and see Note 2 for the impact of the pending adoption of SFAS No. 123R.
Stock-based activity in the long-term incentive plan relates to non-qualified stock options and is summarized in the following table:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Price	Options	Price	Options	Price

Outstanding at January 1,	16,612,230	$20.15	16,823,563	$19.06	17,030,467	$18.34
Granted	1,886,456	$25.49	1,929,825	$26.74	2,076,906	$21.73
Exercised	(1,859,388)	$17.90	(1,908,898)	$17.24	(2,011,440)	$15.53
Canceled	(269,370)	$23.53	(232,260)	$20.01	(272,370)	$20.34

Outstanding at December 31,	16,369,928		16,612,230	$20.15	16,823,563	$19.06

Exercisable at December 31,	13,015,082		12,762,415		11,974,076

Weighted average fair value of options granted		$5.36		$6.99		$6.39

The following table summarizes information about non-qualified stock options outstanding at December 31, 2004:

	Number of		Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options		Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding		Life (years)	Price	Exercisable	Price

$15-18	7,066,970	(a)	5.0	$17.61	7,066,970	$17.61
$19-21	4,131,147	(b)	6.1	$20.14	3,575,367	$19.94
$22-29	5,171,811	(b)	7.5	$26.21	2,372,745	$26.22

$15-29	16,369,928		6.1	$20.97	13,015,082	$19.82

(a)	Comprised of Series B Shares, except for 90,000 Series A Shares
(b)	Comprised of Series B Shares
Note 9: Commitments and Contingent Liabilities
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

56         Belo Corp.

Notes to Consolidated Financial Statements
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. At December 31, 2004, commitments for the purchase of these broadcast rights are as follows:

Broadcast
Rights
Commitments

2005	$52,418
2006	50,546
2007	56,953
2008	55,578
2009	44,369
2010 and beyond	52,034

Total	$311,898

Advance payments on plant and equipment expenditures at December 31, 2004 primarily relate to television broadcast equipment and newspaper production equipment. Required future payments for capital expenditure commitments for 2005, 2006, 2007, 2008, and 2009 are $7,266, $887, $684, $687, and $690, respectively.
Total lease expense for property and equipment was $12,765, $12,021 and $9,276 in 2004, 2003 and 2002, respectively. Future minimum rental payments for operating leases at December 31, 2004 are as follows:

Operating
Leases

2005	$12,988
2006	7,698
2007	6,397
2008	4,639
2009	3,404
2010 and beyond	10,070

Total	$45,196

Note 10: Common and Preferred Stock
Belo has two series of common stock authorized, issued and outstanding, Series A and Series B, each with a par value of $1.67 per share. The total number of authorized shares of common stock is 450,000,000 shares. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Series B shares are convertible at any time on a one-for-one basis into Series A shares but not vice versa, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of Belo’s Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock.
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

Belo Corp.          57

Notes to Consolidated Financial Statements
for options outstanding and for grant under the 2004 Executive Compensation Plan and for options outstanding under Belo’s predecessor plans. The rights will expire in 2006, unless extended.
In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of December 31, 2004, the Company had 14,545,419 remaining shares under this purchase authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2004, no shares were purchased under this program. There is no expiration date for these repurchase programs. Pursuant to these authorizations, on November 8, 2004, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ended in early 2005. On March 4, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ends during the second quarter of 2005. During 2004, Belo purchased 2,887,500 shares of its Series A common stock at an aggregate cost of $78,148. No shares of common stock were repurchased by the Company in 2003 or 2002. All shares were retired in the year of purchase.
Note 11: Other Income and Expense
During the third quarter of 2004, Belo and Time Warner discontinued their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The Company had made investments totaling $39,070 ($5,093 of which was invested in 2004) related to these ventures through December 31, 2004. Belo recorded a charge of $11,528 in the third quarter of 2004, which is included in other income (expense), net, to write down its investment in the joint ventures to $7,454, the net amount the Company expects to recover upon liquidation of the joint ventures’ assets. The actual amount the Company will recover depends on the actual amounts received from the sale of the joint venture assets, as well as costs incurred in the liquidation, including employee severance expenses. However, the Company does not expect the actual amounts realized will differ materially from the amounts recorded at December 31, 2004.
During the fourth quarter of 2003, Belo recorded a gain of $1,796 on the sale of KENS-AM, the Company’s former radio station in San Antonio, Texas.
During the second quarter of 2002, Belo recorded a credit of $4,787 related to the favorable resolution of certain contingencies associated with the Company’s sales in the fourth quarter of 2000 of KOTV-TV in Tulsa, Oklahoma, the Messenger-Inquirer in Owensboro, Kentucky, The Gleaner in Henderson, Kentucky and The Eagle in Bryan/ College Station, Texas. Belo recorded a gain of $2,375 in the first quarter of 2002 on the sale of the Company’s interest in the Dallas Mavericks and the American Airlines Center.
Note 12: Reduction in Force
In 2004, Belo announced a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from The Dallas Morning News. The Company recorded charges totaling $7,897 for severance costs and other expenses (included as a component of salaries, wages and employee benefits in the Statement of Earnings) related to the reduction in workforce of which $3,688 was paid in 2004, with the remainder to be paid in 2005.
Note 13: Earnings Per Share
The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for each of the three years in the period ended December 31, 2004 (in thousands, except per share amounts):

	2004	2003	2002

Weighted average shares for basic earnings per share	115,036	113,561	111,870
Effect of employee stock options	2,236	1,926	1,770

Weighted average shares for diluted earnings per share	117,272	115,487	113,640

Options excluded due to exercise price in excess of average market price
Number outstanding	3,651	3,004	1,774
Weighted average exercise price	$27.14	$27.21	$25.82

58         Belo Corp.

Notes to Consolidated Financial Statements
Note 14: Comprehensive Income
For each of the three years in the period ended December 31, 2004, total comprehensive income (loss) was comprised as follows:

	2004	2003	2002

Net earnings	$132,496	$128,525	$131,126
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes of $3,813 and $7,295 in 2004 and 2003, respectively, and net of tax benefit of $26,149 in 2002	7,081	13,548	(48,562)

Other comprehensive income (loss)	7,081	13,548	(48,562)

Comprehensive income	$139,577	$142,073	$82,564

Note 15: Supplemental Cash Flow Information
Supplemental cash flow information for each of the three years in the period ended December 31, 2004 is as follows:

	2004	2003	2002

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$90,416	$93,944	$105,816
Income taxes paid, net of refunds	$59,545	$41,361	$30,166

Note 16: Segment Information
Through December 31, 2004, Belo operated in three primary segments: television broadcasting, newspaper publishing and interactive media. Operations in the television broadcasting industry involve the sale of air time for advertising and the broadcast of news, entertainment and other programming. Belo’s television stations are located in Dallas/ Fort Worth, Houston, San Antonio and Austin, Texas; Seattle/ Tacoma and Spokane, Washington; Phoenix and Tucson, Arizona; St. Louis, Missouri; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Hampton/ Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. Operations in the newspaper publishing industry involve the sale of advertising space in published issues, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company’s major newspaper publishing units are The Dallas Morning News, located in Dallas, Texas; The Providence Journal, located in Providence, Rhode Island; and The Press-Enterprise, located in Riverside, California. The Company also has newspaper operations in Denton, Texas. The operations of Belo’s Interactive Media segment are conducted from corporate headquarters in Dallas, Texas and at each of Belo’s individual operating units. Revenues for the Interactive Media segment resulted primarily from the sale of advertising on Belo operating unit Web sites and, to a much lesser extent, fees generated from Internet service provider subscriptions and data retrieval services. The Company’s Other segment is comprised primarily of regional cable news operations, which are located in Seattle, Washington and Dallas, Texas. Revenues in the Other segment are generated primarily from the sale of advertising time and subscription fees from local cable company operators and, in 2003 and 2004, sponsorship and booth revenues from expositions. Belo’s various operating segments share content at no cost.
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

Belo Corp.          59

Notes to Consolidated Financial Statements
Selected segment data for the years ended December 31, 2004, 2003 and 2002 is as follows. Certain previously reported information has been reclassified to conform to the current year presentation.

	2004	2003	2002

Net operating revenues
Television Group	$706,410	$646,666	$657,538
Newspaper Group	752,910	745,941	733,631
Interactive Media	31,069	24,595	19,472
Other	19,845	18,809	17,266

	$1,510,234	$1,436,011	$1,427,907

Segment EBITDA
Television Group	$310,391	$268,245	$282,240
Newspaper Group	163,312	192,189	194,240
Interactive Media	(759)	(5,541)	(10,738)
Other	312	(489)	(1,248)
Corporate	(52,922)	(43,925)	(45,967)

Total Segment EBITDA	$420,334	$410,479	$418,527
Other income (expense), net	(16,219)	(7,181)	5,045
Depreciation and amortization	(98,150)	(100,228)	(105,332)
Interest expense	(90,164)	(93,610)	(104,786)
Income taxes	(83,305)	(80,935)	(82,328)

Net earnings	$132,496	$128,525	$131,126

Depreciation and amortization
Television Group	$42,247	$42,890	$47,800
Newspaper Group	45,145	47,448	48,472
Interactive Media	3,990	3,577	3,473
Other	2,667	2,600	2,373
Corporate	4,101	3,713	3,214

	$98,150	$100,228	$105,332

Identifiable assets
Television Group	$2,482,292	$2,504,616	$2,522,729
Newspaper Group	898,416	901,685	910,516
Interactive Media	18,730	19,515	20,738
Other	30,111	44,528	48,748
Corporate	158,451	132,257	111,324

	$3,588,000	$3,602,601	$3,614,055

Capital expenditures
Television Group	$35,227	$35,275	$26,486
Newspaper Group	34,028	31,478	22,488
Interactive Media	1,929	1,691	2,945
Other	933	1,336	597
Corporate	7,445	6,806	7,609

	$79,562	$76,586	$60,125

60         Belo Corp.

Notes to Consolidated Financial Statements
Note 17: Quarterly Results of Operations (unaudited)
Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003. Certain previously reported information has been reclassified to conform to the current year presentation.

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$157,094	$182,261	$171,326	$195,729
Newspaper Group(1)	183,136	196,546	170,624	202,604
Interactive Media	6,332	7,524	7,874	9,339
Other	4,726	4,815	5,254	5,050

	$351,288	$391,146	$355,078	$412,722

Segment EBITDA
Television Group	$59,995	$83,557	$72,924	$93,915
Newspaper Group	39,147	52,349	20,428	51,388
Interactive Media	(1,036)	(204)	44	437
Other	31	72	314	(105)
Corporate	(10,851)	(12,471)	(16,989)	(12,611)

Total segment EBITDA	$87,286	$123,303	$76,721	$133,024

Other income (expense), net	(2,893)	(1,925)	(11,812)	411
Depreciation and amortization	(25,705)	(24,944)	(23,363)	(24,138)
Interest expense	(22,660)	(22,552)	(22,552)	(22,400)
Income taxes	(13,754)	(28,325)	(7,823)	(33,403)

Net earnings	$22,274	$45,557	$11,171	$53,494

Basic earnings per share	$.19	$.40	$.10	$.47
Diluted earnings per share	$.19	$.39	$.10	$.46

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$141,562	$171,881	$160,701	$172,522
Newspaper Group	171,340	186,981	184,121	203,499
Interactive Media	5,192	5,977	6,313	7,113
Other	4,307	4,655	5,133	4,714

	$322,401	$369,494	$356,268	$387,848

Segment EBITDA
Television Group	$49,211	$77,008	$66,626	$75,400
Newspaper Group	40,578	49,408	46,175	56,028
Interactive Media	(2,244)	(1,494)	(1,133)	(670)
Other	(277)	(145)	220	(287)
Corporate expenses	(10,305)	(9,692)	(11,351)	(12,577)

Total segment EBITDA	$76,963	$115,085	$100,537	$117,894

Other income (expense), net	(2,488)	(2,442)	(2,074)	(177)
Depreciation and amortization	(25,274)	(24,735)	(24,834)	(25,385)
Interest expense	(23,794)	(23,589)	(23,225)	(23,002)
Income taxes	(9,785)	(24,958)	(19,293)	(26,899)

Net earnings	$15,622	$39,361	$31,111	$42,431

Basic earnings per share	$.14	$.35	$.27	$.37
Diluted earnings per share	$.14	$.34	$.27	$.36

(1)	Third quarter revenue includes a reduction of $19,600 of cash payments made under The Dallas Morning News voluntary advertiser plan. In the third quarter of 2004, when the advertiser plan was approved and its amounts estimatable, the Company recorded this item as an expense. The reclassification from prior presentation in the Company’s Form 10-Q for the quarter ended September 30, 2004, has no effect on reported earnings per share for the year ended December 31, 2004, or for either the third or fourth quarter of that year.

Belo Corp.          61