Form 10-Q
period 2005-03-31
BELO CORP
filed 2005-05-09
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8598

Belo Corp.

(Exact name of registrant as specified in its charter)

Delaware	75-0135890
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

P. O. Box 655237
Dallas, Texas	75265-5237
(Address of principal executive offices)	(Zip code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common Stock, $1.67 par value	113,766,670*

*	Consisting of 97,887,375 shares of Series A Common Stock and 15,879,295 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2005	2004

Net Operating Revenues	$346,686	$351,288

Operating Costs and Expenses
Salaries, wages and employee benefits	135,458	138,324
Other production, distribution and operating costs	95,059	92,949
Newsprint, ink and other supplies	32,105	32,729
Depreciation	22,032	23,586
Amortization	2,119	2,119

Total operating costs and expenses	286,773	289,707

Earnings from operations	59,913	61,581

Other Income and Expense
Interest expense	(22,293)	(22,660)
Other income (expense), net	356	(2,893)

Total other income and expense	(21,937)	(25,553)

Earnings
Earnings before income taxes	37,976	36,028
Income taxes	14,275	13,754

Net earnings	$23,701	$22,274

Net earnings per share:
Basic	$.21	$.19
Diluted	$.20	$.19

Weighted average shares outstanding:
Basic	114,177	115,344
Diluted	115,821	118,143

Dividends declared per share	$.10	$.095

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	March 31,	December 31,
(Current year unaudited)	2005	2004

Assets

Current assets:
Cash and temporary cash investments	$29,238	$28,610
Accounts receivable, net	222,265	245,077
Other current assets	64,828	68,806

Total current assets	316,331	342,493

Property, plant and equipment, net	522,229	536,321
Intangible assets, net	1,351,479	1,353,726
Goodwill, net	1,243,300	1,243,300
Other assets	106,871	112,160

Total assets	$3,540,210	$3,588,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$48,149	$75,860
Accrued expenses	94,606	100,686
Other current liabilities	84,917	62,065

Total current liabilities	227,672	238,611

Long-term debt	1,146,650	1,170,150
Deferred income taxes	451,659	451,658
Other liabilities	96,708	97,929

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 97,624,056 shares at March 31, 2005 and 98,387,270 shares at December 31, 2004	163,032	164,307
Series B: Issued 16,216,525 shares at March 31, 2005 and 15,945,733 shares at December 31, 2004	27,082	26,629
Additional paid-in capital	941,649	941,266
Retained earnings	513,691	525,383
Accumulated other comprehensive loss	(27,933)	(27,933)

Total shareholders’ equity	1,617,521	1,629,652

Total liabilities and shareholders’ equity	$3,540,210	$3,588,000

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands(unaudited)	2005	2004
Operations
Net earnings	$23,701	$22,274
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	24,151	25,705
Deferred income taxes	535	(12)
Pension contribution	—	(8,000)
Employee retirement benefit expense	4,293	4,449
Other non-cash expenses	2,096	2,048
Equity loss from partnerships	238	3,001
Other, net	(1,051)	(576)
Net change in operating assets and liabilities:
Accounts receivable	23,243	24,339
Other current assets	3,544	(734)
Accounts payable	(27,711)	(24,639)
Accrued expenses	(5,651)	3,867
Other current liabilities	11,701	12,001

Net cash provided by operations	59,089	63,723

Investments
Capital expenditures	(8,727)	(7,610)
Other investments	665	(1,983)
Other, net	795	296

Net cash used for investments	(7,267)	(9,297)

Financing
Net proceeds from revolving debt	154,060	175,315
Payments on revolving debt	(177,560)	(222,440)
Payment of dividends on stock	(11,421)	(10,960)
Net proceeds from exercise of stock options	5,219	17,333
Purchase of treasury stock	(21,391)	(10,782)
Early retirement of bonds due 2020	—	(6,400)
Other	(101)	(2)

Net cash used for financing	(51,194)	(57,936)

Net increase (decrease) in cash and temporary cash investments	628	(3,510)

Cash and temporary cash investments at beginning of period	28,610	31,926

Cash and temporary cash investments at end of period	$29,238	$28,416

Supplemental Disclosures
Interest paid, net of amounts capitalized	$9,504	$11,045
Income taxes paid, net of refunds	$14,553	$12,972

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)

(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the “Company” or “Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	2005	2004

Weighted average shares for basic earnings per share	114,177	115,344
Effect of employee stock options	1,644	2,799

Weighted average shares for diluted earnings per share	115,821	118,143

(3)	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123” and continues to apply Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS 123R is the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 (or January 1, 2006 for the Company). The Company currently expects to adopt SFAS 123R effective in the first quarter of 2006 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated.

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

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the three months ended March 31, 2005 and 2004 was not material.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005 and 2004:

	2005	2004

Net earnings, as reported	$23,701	$22,274
Less: Stock-based compensation expense determined under fair value-based method, net of tax	1,817	2,348

Net earnings, pro forma	$21,884	$19,926

Per share amounts:
Basic net earnings per share, as reported	$.21	$.19

Basic net earnings per share, pro forma	$.19	$.17

Diluted net earnings per share, as reported	$.20	$.19

Diluted net earnings per share, pro forma	$.19	$.17

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4)	The net periodic pension cost for the three months ended March 31, 2005 and 2004 includes the following components:

	2005	2004

Service cost – benefits earned during the period	$2,744	$2,625
Interest cost on projected benefit obligation	6,845	6,450
Expected return on assets	(7,783)	(7,025)
Amortization of net loss	1,771	1,675
Amortization of unrecognized prior service cost	188	150

Net periodic pension cost	$3,765	$3,875

In the first quarter of 2005, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any additional contributions to the plan during 2005.

(5)	Belo currently operates its business in three segments: the Television Group, the Newspaper Group and Other. Belo’s management evaluates these segments regularly in assessing performance and allocating resources. Effective January 1, 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. As a result, the Company has reclassified the 2004 Interactive Media segment amounts to conform to current year presentation.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three months ended March 31, 2005 and 2004 are shown below.

	2005	2004

Net Operating Revenues
Television Group	$156,081	$158,897
Newspaper Group	186,884	187,606
Other	3,721	4,785

Total net operating revenues	$346,686	$351,288

Segment EBITDA
Television Group	$57,754	$59,496
Newspaper Group	40,972	39,838
Other	476	90
Corporate	(15,138)	(12,138)

Total segment EBITDA	84,064	87,286
Other income (expense), net	356	(2,893)
Depreciation and amortization	(24,151)	(25,705)
Interest expense	(22,293)	(22,660)
Income taxes	(14,275)	(13,754)

Net earnings	$23,701	$22,274

(6)	In 2004, Belo announced a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from The Dallas Morning News. The Company recorded charges in 2004 totaling $7,897 for severance costs and other expenses (included as a component of salaries, wages and employee benefits in the Statement of Earnings) related to the reduction in workforce of which $3,688 was paid in 2004, $2,189 was paid in the first quarter of 2005, with the remainder to be paid in 2005.

(7)	In 2004, the staff of the Securities Exchange Commission (the “SEC”) notified the Company that the staff is conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.

On April 19, 2005, the Company received a subpoena from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoena and will continue to respond to any additional information needs of the District Attorney’s office.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. Defendants’ motion to dismiss or answer would be due on June 20, 2005. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(8)	Subsequent Events

On May 3, 2005, the Company entered into a $1 billion variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A. as Administrative Agent, and other lenders party thereto (the “new facility”). The new facility replaced the Company’s $720,000 revolving credit facility, which was terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the new facility. The new facility may be used for working capital and other general corporate purposes, including letters of credit. Borrowings under the new facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The new facility bears interest at a rate determined by reference to the Company’s credit rating and whether the borrowing is based on LIBOR or a defined alternative base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by the Company. Commitment fees, depending on the Company’s credit rating, of up to .25 percent of the total unused commitment accrue and are payable under the new facility. The new facility contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, and substantial asset sales. The Company is also required to maintain certain leverage and interest coverage ratios specified in the agreement. All unused borrowings under the new facility are available for borrowing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
             (dollars in thousands, except per share amounts)

The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.

Overview

Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842. Belo today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.5 billion in revenues for the year ended December 31, 2004, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations (six in the top 15 U.S. markets) that reach 13.9 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). In addition, Belo owns three cable news channels and holds ownership interests in four others. Belo operates more than 30 Web sites, several interactive alliances and a broad range of Internet-based products.

The Company operates its business in three segments: the Television Group, the Newspaper Group, and Other. Effective January 1, 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. As a result, the Company has reclassified the 2004 Interactive Media segment amounts to conform to current year presentation. The following table sets forth the Company’s major media assets by segment as of March 31, 2005:

Television Group
			Network
Market	Market Rank (a)	Station	Affiliation (b)	Status	Acquired

Dallas/Fort Worth	7	WFAA	ABC	Owned	March 1950
Houston	11	KHOU	CBS	Owned	February 1984
Seattle/Tacoma	12	KING	NBC	Owned	February 1997
Seattle/Tacoma	12	KONG	IND	Owned	March 2000
Phoenix	15	KTVK	IND	Owned	November 1999
Phoenix	15	KASW	WB	Owned	March 2000
St. Louis	21	KMOV	CBS	Owned	June 1997
Portland	24	KGW	NBC	Owned	February 1997
Charlotte	28	WCNC	NBC	Owned	February 1997
San Antonio	37	KENS	CBS	Owned	October 1997
San Antonio	37	KBEJ	UPN	LMA	(c)
Hampton/Norfolk	41	WVEC	ABC	Owned	February 1984
New Orleans	43	WWL	CBS	Owned	June 1994
Louisville	50	WHAS	ABC	Owned	February 1997
Austin	54	KVUE	ABC	Owned	June 1999
Tucson	72	KMSB	FOX	Owned	February 1997
Tucson	72	KTTU	UPN	Owned	March 2002
Spokane	80	KREM	CBS	Owned	February 1997
Spokane	80	KSKN	WB	Owned	October 2001
Boise (d)	122	KTVB	NBC	Owned	February 1997

Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation (f)	Circulation (f)

The Dallas Morning News	Dallas, TX	(e)	497,628(g)	693,981(g)
The Providence Journal	Providence, RI	February 1997	164,980	231,117
The Press-Enterprise	Riverside, CA	July 1997	188,228	185,060
Denton Record-Chronicle	Denton, TX	June 1999	14,676	17,821

Other

NorthWest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.

Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2004 Nielsen Media Research report.
(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Less than 3 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Belo entered into an agreement to operate KBEJ-TV through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.
(d)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(e)	The first issue of The Dallas Morning News was published by Belo on October 1, 1885.
(f)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau of Circulations’ (the “Audit Bureau’s”) FAS-FAX report for the six months ended March 31, 2005. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations (“CAC”) Report for the six-month period ended September 30, 2004.
(g)	Circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2004. The Audit Bureau did not release this Publisher’s Statement. See “Other Matters” below.

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

Total net revenues in the first three months of 2005 were lower than in the same period of 2004. Television Group revenue decreased due to the absence of significant political and Super Bowl-related revenue. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. Decreases in Newspaper Group revenues reflect the impact of circulation matters at The Dallas Morning News. Total operating costs and expenses decreased in the first quarter 2005 when compared to the prior year period primarily due to decreases in salaries, wages and benefits and programming expense and flat newsprint expense.

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

Results of Operations

Consolidated Results of Operations

Total net operating revenue decreased $4,602, or approximately 1 percent, from $351,288 in the first quarter of 2004 to $346,686 in the first quarter of 2005 due to revenue decreases of $2,816 in the Television Group, $722 in the Newspaper Group and $1,064 in Other.

Salaries, wages and employee benefits expense decreased $2,866, or 2.1 percent, in the first quarter of 2005 as compared to the prior year period, primarily due to a decrease of $2,977 in compensation and benefits costs as a result of the Company’s November 2004 reduction-in-force.

Other production, distribution and operating costs increased $2,110, or 2.3 percent, in the first quarter of 2005 as compared to the first quarter of 2004, primarily due to increases of $2,307 in outside services and $1,075 in advertising and promotion, partially offset by decreases of $809 in programming costs.

Newsprint, ink and other supplies decreased $624, or 1.9 percent, in the first quarter of 2005 as compared to the year-earlier period. The average cost per metric ton of newsprint increased approximately 9.8 percent in the first quarter of 2005 compared to the first quarter of 2004. Newsprint consumption decreased 9.3 percent compared to the year-earlier period due primarily to the circulation decline at The Dallas Morning News.

Depreciation expense decreased $1,554, from $23,586 in the first quarter of 2004 to $22,032 in the first quarter of 2005 due to assets that became fully depreciated in the first quarter of 2005.

Amortization expense of $2,119 did not change from the first quarter of 2004.

Interest expense for the first quarter of 2005 was $22,293 or 1.6 percent lower than the first quarter of 2004 expense of $22,660, due to lower average debt levels.

Other income (expense), net increased from an expense of $2,893 in the first quarter of 2004 to income of $356 in the first quarter of 2005, due primarily to the discontinuation of Belo’s joint ventures with Time Warner Cable. Belo recorded an equity loss of $3,077 in the first quarter of 2004 related to the joint ventures with Time Warner Cable.

The effective tax rate for the first quarter of 2005 decreased to 37.6 percent compared with 38.2 percent for the first quarter of 2004 primarily due to the tax deduction provided by the American Jobs Creation Act of 2004.

As a result of the factors discussed above, net earnings for the first quarter of 2005 increased to $23,701 (20 cents per share) from $22,274 (19 cents per share) in the first quarter of 2004.

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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for the first quarters of 2005 and 2004:

	Three months ended
	March 31,
	2005	2004

Consolidated EBITDA	$84,420	$84,393
Depreciation and amortization	(24,151)	(25,705)
Interest expense	(22,293)	(22,660)
Income taxes	(14,275)	(13,754)

Net earnings	$23,701	$22,274

Consolidated EBITDA was flat in 2005 compared to 2004, primarily due to an increase in Corporate expense of $3,000 and a decrease of $1,742 in Television Group segment EBITDA, partially offset by increases of $1,134 in Newspaper Group segment EBITDA and $3,249 in Other income (expense), net.

Segment Results of Operations

Effective January 1, 2005, the Company integrated its interactive media businesses and Web sites into their legacy operating companies. As a result, the Company has reclassified the 2004 Interactive Media segment amounts to conform to current year presentation.

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended March 31, 2005	EBITDA(1)	Revenues	Expenses	Operations	Amortization

Television Group	$57,754	$156,081	$108,883	$47,198	$10,556
Newspaper Group	40,972	186,884	156,789	30,095	10,877
Other	476	3,721	3,868	(147)	623
Corporate	(15,138)	—	17,233	(17,233)	2,095

Total		$346,686	$286,773	$59,913	$24,151

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended March 31, 2004	EBITDA(1)	Revenues	Expenses	Operations	Amortization

Television Group	$59,496	$158,897	$110,631	$48,266	$11,230
Newspaper Group	39,838	187,606	159,649	27,957	11,881
Other	90	4,785	5,343	(558)	648
Corporate	(12,138)		14,084	(14,084)	1,946

Total		$351,288	$289,707	$61,581	$25,705

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(1)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Television Group

Television Group revenues were $156,081 in the first quarter of 2005, a decrease of $2,816, or 1.8 percent, over first quarter 2004 revenues of $158,897. Total spot revenues, including political advertising revenues, were 1.5 percent lower in the first three months of 2005 compared to the year-earlier period, with the most significant decreases reported in the political and automotive categories, partially offset by increases in pharmaceutical and insurance. Local spot revenues, excluding political revenues, increased approximately 1 percent in the first quarter of 2005 compared to the prior year period, with increases in the Austin, Portland, Hampton/Norfolk, and Charlotte markets, partially offset by decreases in the Dallas/Fort Worth and Seattle/Tacoma markets. National spot revenues, excluding political revenues, increased 2 percent in the first quarter of 2005 compared to the first quarter of 2004. National spot revenue increases in the Dallas/Fort Worth and Houston markets were partially offset by decreases in the Phoenix, Portland, and St. Louis markets. Political advertising revenues decreased $3,976, from $4,525 in the first quarter of 2004 to $549 in the same period of 2005.

Television Group operating costs and expenses decreased 1.6 percent in the first quarter of 2005 compared to the year-earlier period, primarily due to decreases in programming costs, depreciation expense, and direct compensation expenses. Programming expenses decreased due to a reduction in license fees on renewals of existing programs and lower license fees on some replacement programming. Depreciation expense decreased due to assets that became fully depreciated in the first quarter of 2005. Direct compensation expense decreased due to the Company’s November 2004 reduction-in-force. Segment EBITDA for the Television Group decreased 2.9 percent in the first quarter of 2005 compared to the prior year period. Television Group earnings from operations decreased 2.2 percent in the first quarter of 2005 compared to the year-earlier period.

Newspaper Group

Newspaper Group total revenues decreased less than 1 percent and advertising revenues decreased approximately 1 percent in the first quarter of 2005 when compared with the first quarter of 2004. Retail and general revenues decreased 10.3 percent and 6.7 percent, respectively, in the first quarter of 2005 compared to the prior year period. Classified revenue increased 4.3 percent in the first quarter of 2005 compared to the prior year period. All other advertising revenues were 4.5 percent higher in the first quarter of 2005 compared to the year-earlier period due primarily to increased internet revenues. Total revenues in the first quarter of 2005 included approximately $3,476 of revenues from new products launched in the second half of 2003 by the Newspaper Group, compared to $1,803 in the first quarter of 2004.

Newspaper Group financial results in the first quarter reflect the impact of customer use of the advertising credits at The Dallas Morning News. In the first quarter, advertisers used approximately $2,800 in advertising credits available to them through The Dallas Morning News’ advertiser plan. The majority of the credits granted to advertisers through The Dallas Morning News’ advertiser plan were either used by, or expired at, the end of February 2005. As a result, only $400 in advertising credits remain for use in the second through fourth quarters of 2005.

At The Dallas Morning News, total revenues decreased 4.1 percent for the first quarter of 2005 when compared to the first quarter of 2004. Retail and general advertising were impacted by the use of the advertising credits. Retail revenue decreased 10.0 percent due to decreases in the department store and furniture categories. General advertising decreased 10.2 percent due to decreases in the travel, financial and automotive categories, partially offset by increases in telecommunications. Classified advertising revenue declined 8.1 percent in the first three months of 2005 when compared to same period of 2004, due primarily to decreases in rates in classified automotive, employment and real estate, partially offset by increases in employment and real estate volume. Internet revenues increased 81.3 percent due to the operating efficiencies created by combined operating and selling strategies of the interactive media operations with the legacy operating companies.

Total revenues at The Providence Journal increased less than 1 percent in the first quarter of 2005 as compared to the prior year period with increases in general and classified advertising revenues, partially offset by decreases in retail revenue.

The Press-Enterprise total revenue increased 11.3 percent for the first three months of 2005 when compared to the same period of 2004, with increases in retail, general and classified advertising revenue.

Newspaper Group total operating costs and expenses were 1.8 percent lower in the first quarter of 2005 than in the prior year period primarily due to decreases in salaries, wages and benefits and newsprint ink and supplies, partially offset by increases in advertising and promotion and outside services expenses. The decrease in salaries, wages and benefits is a result of the Company’s November 2004 reduction-in-force. Total operating costs and expenses in the first quarter of 2005 included approximately $3,898 in expenses associated with new products introduced by the Newspaper Group in the second half of 2003, as compared to $4,559 in the first quarter of 2004. Segment EBITDA for the Newspaper Group increased 2.9 percent in the first quarter of 2005. Newspaper Group earnings from operations increased 7.6 percent, from $27,957 in the first quarter of 2004 to $30,095 in the first quarter of 2005.

Other and Corporate

Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from Belo’s regional cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues decreased 22.2 percent, from $4,785 in the first quarter of 2004 to $3,721 in the first quarter of 2005. Operating costs and expenses for the Other segment decreased 27.6 percent in the first quarter of 2005 as compared to the year-earlier period. These decreases are primarily due to the refinement of TXCN’s operations and programming as a result of the strategy review undertaken by the Company in 2004. Segment EBITDA for the Other segment improved from $90 in the first quarter of 2004 to $476 in the first quarter of 2005. The loss from operations for the Other segment improved 73.7 percent, from a loss of $558 in the first quarter of 2004, to a loss of $147 in the first quarter of 2005.

Corporate operating costs and expenses in the first quarter of 2005 were 22 percent higher than the prior year due primarily to the allocation of interactive media expenses, which were previously included in the Interactive Media segment, to the Corporate segment. These expenses relate primarily to product development and the management of the current technology platform of Belo Web sites.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $59,089 in the first quarter of 2005 compared with $63,723 for the same period in 2004. Net cash provided by operations was lower in the first quarter of 2005 than in the first quarter of 2004 primarily due to additional working capital requirements, partially offset by the reduction in the contributions to the Company’s defined benefit pension plan. During the first quarter of 2005, the Company used net cash provided by operations and proceeds from stock options exercises to fund capital expenditures and dividend payments, purchase treasury shares and pay debt. Total debt decreased $23,500 from December 31, 2004 to March 31, 2005.

At March 31, 2005, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%. The Company also has $150,000 of additional debt securities available for issuance under a shelf registration statement filed in April 1997. Future borrowings of variable-rate debt are expected to be used to pay down fixed-rate debt in whole or in part or for other corporate needs as determined by management.

At March 31, 2005, the Company had a $720,000 variable-rate revolving credit facility under which borrowings were $15,000. In addition, the Company had an uncommitted line of credit of $50,000, of which $31,650 was outstanding at March 31, 2005. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. All unused borrowings under the Company’s revolving credit facility and the uncommitted line of credit were available for borrowing as of March 31, 2005.

The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2005, the Company was in compliance with all debt covenant requirements.

On May 3, 2005, the Company entered into a $1 billion variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A. as Administrative Agent, and other lenders party thereto (the “new facility”). The new facility replaced the Company’s $720,000 revolving credit facility, which was terminated on May 3, 2005. All the borrowings under the old facility were repaid by borrowings under the new facility. The new facility may be used for working capital and other general corporate purposes, including letters of credit. Borrowings under the new facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The new facility bears interest at a rate determined by reference to the Company’s credit rating and whether the borrowing is based on LIBOR or a defined alternative base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by the Company. Commitment fees, depending on the Company’s credit rating, of up to .25 percent of the total unused commitment accrue and are payable under the new facility. The new facility contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, and substantial asset sales. The Company is also required to maintain certain leverage and interest coverage ratios specified in the agreement. All unused borrowings under the new facility are available for borrowing.

The Company paid first quarter 2005 dividends of $11,421, or 10 cents per share, on Series A and Series B common stock outstanding, compared with $10,960, or 9.5 cents per share, in the first quarter of 2004.

First quarter 2005 capital expenditures of $8,727 were primarily for Television Group and Newspaper Group equipment purchases. The Company has completed an extensive review of long-term capital needs, and capital spending in 2005 is currently expected to be approximately $120,000. Significant capital projects at WWL-TV, The Press-Enterprise and The Dallas Morning News are expected to be completed over the next five years.

In the first quarter of 2005, the Company purchased 891,200 shares of its Series A Common Stock at an aggregate cost of $21,392 under the stock repurchase plan authorized by Belo’s Board of Directors in July 2000. These shares were retired during the quarter. The remaining authorization for the repurchase of shares as of March 31, 2005 under this authority was 13,654,219 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the first quarter of 2005, no shares were repurchased under this program. There is no expiration date for either of these repurchase programs. The Company intends to purchase shares of Belo Common Stock in the remainder of 2005 approximately equal to the number of employee options exercised during the period, plus an additional one to two million shares.

In the first quarter of 2005, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any contributions to the plan during 2005.

Other Matters

In 2004, the staff of the Securities Exchange Commission (the “SEC”) notified the Company that the staff is conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.

On April 19, 2005, the Company received a subpoena from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to this subpoena and will continue to respond to any additional information needs of the District Attorney’s office.

The Audit Bureau of Circulations (“Audit Bureau”) is presently auditing The Dallas Morning News circulation for the six months ended March 31, 2005, and has advised The Dallas Morning News that it expects to release that audit report in mid-May 2005. For that six month reporting period, The Dallas Morning News’ circulation is expected to be approximately 478,000 daily and 656,000 Sunday. The Audit Bureau has imposed a censure upon The Dallas Morning News that includes (1) an exclusion from the Audit Bureau’s FAS-FAX report for one year and (2) audits every six months for a two-year time period, effective March 2005.

On May 6, 2005, the Company's four ABC-affiliated television stations (WFAA-TV, WHAS-TV, WVEC-TV and KVUE-TV) reached an agreement with ABC for the renewal of their network affiliations agreements.

Forward-Looking Statements

Statements in this Form 10-Q concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership, and audits and related actions (including the censure of The Dallas Morning News) by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Senior Corporate Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.

Item 1. Legal Proceedings

On April 19, 2005, the Company received a subpoena from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoena and will continue to respond to any additional information needs of the District Attorney’s office.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas

Morning News. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. Defendants’ motion to dismiss or answer would be due on June 20, 2005. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the Company’s Series A Common Stock repurchases during the three months ended March 31, 2005. The Company did not repurchase any shares of Series B Common Stock during the quarter ended March 31, 2005.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs(1)

January 1, 2005 through January 31, 2005	147,000	$24.43	147,000	14,398,419

February 1, 2005 through February 28, 2005	194,200	$23.64	194,200	14,204,219

March 1, 2005 through March 31, 2005	550,000	$23.97	550,000	13,654,219

Total	891,200	$23.97	891,200	13,654,219

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of March 31, 2005, the Company had 13,654,219 remaining shares under this purchase authority. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for either of these repurchase programs. Pursuant to these authorizations, on March 4, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ended on April 22, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 3, 2005, the Company entered into a $1 billion variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A. as Administrative Agent, and other lenders party thereto (the “new facility”). The new facility replaced the Company’s $720,000 revolving credit facility, which was terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the new facility. The new facility may be used for working capital and other general corporate purposes, including letters of credit. Borrowings under the new facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The new facility bears interest at a rate determined by reference to the Company’s credit rating and whether the borrowing is based on LIBOR or a defined alternative base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by the Company. Commitment fees, depending on the Company’s credit rating, of up to .25 percent of the total unused commitment accrue and are payable under the new facility. The new facility contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, and substantial asset sales. The Company is also required to maintain certain leverage and interest coverage ratios specified in the agreement. All unused borrowings under the new facility are available for borrowing.

On May 9, 2005, the Company's Board of Directors approved an amendment to the second paragraph of Article III, Section 3 of Belo’s Amended and Restated Bylaws increasing the age at which a director is no longer eligible to stand for election from 65 years to 68 years.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit
Number	Description
3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

3.12		Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	*	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5	*	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6	*	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

4.7		Instruments defining rights of debt securities:

(1) * Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report

Exhibit
Number	Description
on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1997 Form 10-Q”))

	(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

		*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

		*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.6(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(1)	*	Five-year Credit Agreement dated as of November 29, 2001 among the Company, as Borrower; JPMorgan Chase Bank, as Administrative Agent and as Competitive Advance Facility Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Advisors, Co-Arrangers and Joint Bookrunners; Bank of America, N.A., Fleet National Bank and the Bank of New York, as Co-Syndication Agents; BNP Paribas, as Documentation Agent; and the Fuji Bank Limited and SunTrust Bank, as Senior Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002) (Facility terminated on May 3, 2005)

	(2)		Five-year Credit Agreement dated as of May 3, 2005 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent.

Exhibit
Number	Description
10.2	Compensatory plans:

	~(1)		Belo Savings Plan:
		*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))

	~(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598) (the “1996 Form 10-K”))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.3(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Summary of 2004 Annual Performance Bonus Grant under Belo 2000 Executive Compensation Plan (Exhibit 10.2(6)(d) to the Company’s Annual Report on Form 10-K dated March 8, 2005)

	~(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
			(a)	Form of Option Grant Agreement under the Belo 2004 Executive Compensation Plan for Employee Grants (Exhibit 10.1 to Form 8-K filed December 7, 2004)
			(b)	Form of Option Grant Agreement under the Belo 2004 Executive Compensation Plan for Non-Employee Director Grants (Exhibit 10.2 to Form 8-K filed December 7, 2004)

12	Statements re: Computation of Ratios

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

May 9, 2005	By:	/s/ Dennis A. Williamson

Dennis A. Williamson
Senior Vice President/ Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)