Form 10-Q
period 2005-06-30
BELO CORP
filed 2005-08-09
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑   No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, $1.67 par value	112,343,060*
* Consisting of 96,615,683 shares of Series A Common Stock and 15,727,377 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2005	2004	2005	2004

Net Operating Revenues	$388,810	$391,146	$735,496	$742,434

Operating Costs and Expenses
Salaries, wages and employee benefits	136,748	138,537	272,206	276,861
Other production, distribution and operating costs	103,572	94,660	198,631	187,609
Newsprint, ink and other supplies	34,853	34,646	66,958	67,375
Depreciation	22,214	22,825	44,246	46,411
Amortization	2,087	2,119	4,206	4,238

Total operating costs and expenses	299,474	292,787	586,247	582,494

Earnings from operations	89,336	98,359	149,249	159,940

Other Income and Expense
Interest expense	(22,219)	(22,552)	(44,512)	(45,212)
Other income (expense), net	485	(1,925)	841	(4,818)

Total other income and expense	(21,734)	(24,477)	(43,671)	(50,030)

Earnings
Earnings before income taxes	67,602	73,882	105,578	109,910
Income taxes	25,682	28,325	39,957	42,079

Net earnings	$41,920	$45,557	$65,621	$67,831

Net earnings per share
Basic	$.37	$.40	$.58	$.59
Diluted	$.36	$.39	$.57	$.57

Weighted average shares outstanding
Basic	113,308	115,231	113,740	115,287
Diluted	114,915	118,066	115,365	118,104

Dividends declared per share	$.10	$.095	$.20	$.19

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(Current year unaudited)	2005	2004

Assets

Current assets:
Cash and temporary cash investments	$28,139	$28,610
Accounts receivable, net	250,303	245,077
Other current assets	65,694	68,806

Total current assets	344,136	342,493

Property, plant and equipment, net	508,216	536,321
Intangible assets, net	1,349,392	1,353,726
Goodwill, net	1,243,300	1,243,300
Other assets	113,799	112,160

Total assets	$3,558,843	$3,588,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$55,684	$75,860
Accrued expenses	96,340	100,686
Other current liabilities	63,628	62,065

Total current liabilities	215,652	238,611

Long-term debt	1,164,500	1,170,150
Deferred income taxes	450,747	451,658
Other liabilities	96,065	97,929

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 96,518,365 shares at June 30, 2005 and 98,387,270 shares at December 31, 2004	161,186	164,307
Series B: Issued 16,216,525 shares at June 30, 2005 and 15,945,733 shares at December 31, 2004	27,081	26,629
Additional paid-in capital	936,016	941,266
Retained earnings	535,529	525,383
Accumulated other comprehensive loss	(27,933)	(27,933)

Total shareholders’ equity	1,631,879	1,629,652

Total liabilities and shareholders’ equity	$3,558,843	$3,588,000

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2005	2004

Operations
Net earnings	$65,621	$67,831
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	48,452	50,649
Deferred income taxes	(204)	662
Pension contribution	—	(30,800)
Employee retirement benefit expense	8,586	8,880
Other non-cash expenses	4,639	4,378
Equity in (earnings) loss from partnerships	(86)	5,370
Other, net	(3,527)	(3,051)
Net change in operating assets and liabilities:
Accounts receivable	(5,001)	(2,813)
Other current assets	2,653	(7,520)
Accounts payable	(20,176)	(20,972)
Accrued expenses	(2,784)	2,969
Other current liabilities	1,229	14,900

Net cash provided by operations	99,402	90,483

Investments
Capital expenditures	(17,754)	(23,589)
Other investments	(8,419)	(3,262)
Other, net	1,624	1,025

Net cash used for investments	(24,549)	(25,826)

Financing
Net proceeds from revolving debt	294,175	378,925
Payments on revolving debt	(299,825)	(392,000)
Payment of dividends on stock	(22,764)	(21,983)
Net proceeds from exercise of stock options	9,072	26,728
Purchase of treasury stock	(55,749)	(50,094)
Early retirement of bonds due 2020	—	(6,400)
Other	(233)	(2,438)

Net cash used for financing	(75,324)	(67,262)

Net decrease in cash and temporary cash investments	(471)	(2,605)

Cash and temporary cash investments at beginning of period	28,610	31,926

Cash and temporary cash investments at end of period	$28,139	$29,321

Supplemental Disclosures
Interest paid, net of amounts capitalized	$44,680	$45,400
Income taxes paid, net of refunds	$40,399	$31,739

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average shares for basic earnings per share	113,308	115,231	113,740	115,287
Effect of employee stock options	1,607	2,835	1,625	2,817

Weighted average shares for diluted earnings per share	114,915	118,066	115,365	118,104

(3)	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123” and continues to apply Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded.

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

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and it expects to continue to use this model to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

The adoption of SFAS 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend, among other variables, on the number of equity awards granted in the future.

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

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings, as reported	$41,920	$45,557	$65,621	$67,831
Less: Stock-based compensation expense determined under fair value-based method, net of tax	1,829	2,388	3,645	4,736

Net earnings, pro forma	$40,091	$43,169	$61,976	$63,095

Per share amounts:
Basic net earnings per share, as reported	$.37	$.40	$.58	$.59

Basic net earnings per share, pro forma	$.36	$.38	$.55	$.55

Diluted net earnings per share, as reported	$.36	$.39	$.57	$.57

Diluted net earnings per share, pro forma	$.35	$.37	$.54	$.54

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4)	The net periodic pension cost for the three and six months ended June 30, 2005 and 2004 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost – benefits earned during the period	$2,744	$2,625	$5,488	$5,250
Interest cost on projected benefit obligation	6,845	6,450	13,690	12,900
Expected return on assets	(7,783)	(7,025)	(15,566)	(14,050)
Amortization of net loss	1,771	1,675	3,542	3,350
Amortization of unrecognized prior service cost	188	150	376	300

Net periodic pension cost	$3,765	$3,875	$7,530	$7,750

In the first six months of 2005, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any contributions to the plan during 2005.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and six months ended June 30, 2005 and 2004 are shown below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Operating Revenues
Television Group	$177,745	$184,288	$333,826	$343,185
Newspaper Group	207,013	201,966	393,897	389,572
Other	4,052	4,892	7,773	9,677

Total net operating revenues	$388,810	$391,146	$735,496	$742,434

Segment EBITDA
Television Group	$75,375	$83,230	$133,129	$142,726
Newspaper Group	52,434	53,753	93,406	93,591
Other	832	149	1,308	239
Corporate	(15,004)	(13,829)	(30,142)	(25,967)

Total segment EBITDA	$113,637	$123,303	$197,701	$210,589
Other income (expense), net	485	(1,925)	841	(4,818)
Depreciation and amortization	(24,301)	(24,944)	(48,452)	(50,649)
Interest expense	(22,219)	(22,552)	(44,512)	(45,212)
Income taxes	(25,682)	(28,325)	(39,957)	(42,079)

Net earnings	$41,920	$45,557	$65,621	$67,831

(6)	In 2004, Belo announced a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from The Dallas Morning News. The Company recorded charges in 2004 totaling $7,897 for severance costs and other expenses (included as a component of salaries, wages and employee benefits in the Statement of Earnings) related to the reduction in workforce of which $3,688 was paid in 2004 and $2,449 was paid in the first six months of 2005. The balance is to be paid in the remainder of 2005.

(7)	In 2004, the staff of the Securities and Exchange Commission (the “SEC”) notified the Company that the staff is conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.

On April 19, 2005, the Company received a subpoena from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. On July 19, 2005, the Dallas County District Attorney’s office served a second subpoena on the Company relating to this same matter. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J.

McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(8)	On May 3, 2005, the Company entered into a $1,000,000 variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A. as Administrative Agent, and other lenders party thereto (the “new facility”). The new facility replaced the Company’s $720,000 revolving credit facility, which terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the new facility. The new facility may be used for working capital and other general corporate purposes, including letters of credit. Borrowings under the new facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The new facility bears interest at a rate determined by reference to the Company’s credit rating and whether the borrowing is based on LIBOR or a defined alternative base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by the Company. Commitment fees, depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment accrue and are payable under the new facility. The new facility contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, and substantial asset sales. The Company is also required to maintain certain leverage and interest coverage ratios specified in the agreement. As of June 30, 2005, the Company was in compliance with all debt covenant requirements. All unused borrowings under the new facility are available for borrowing. At the end of the second quarter, borrowings of $64,500 were outstanding under the new credit facility.

(9)	On July 8, 2005, the Company announced that it has agreed to purchase WUPL-TV, the UPN affiliate in New Orleans, from Viacom Inc.’s Viacom Television Stations Group for $14,500 in cash, subject to FCC approval and other customary closing conditions. The addition of WUPL-TV will create a duopoly in the New Orleans market with WWL-TV.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
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
The Company operates its business in three segments: the Television Group, the Newspaper Group, and Other. Effective January 1, 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. As a result, the Company has reclassified the 2004 Interactive Media segment amounts to conform to current year presentation. The following table sets forth the Company’s major media assets by segment as of June 30, 2005:

Television Group

			Network
Market	Market Rank (a)	Station	Affiliation (b)	Status	Acquired

Dallas/Fort Worth	7	WFAA	ABC	Owned	March 1950
Houston	11	KHOU	CBS	Owned	February 1984
Seattle/Tacoma	12	KING	NBC	Owned	February 1997
Seattle/Tacoma	12	KONG	IND	Owned	March 2000
Phoenix	15	KTVK	IND	Owned	November 1999
Phoenix	15	KASW	WB	Owned	March 2000
St. Louis	21	KMOV	CBS	Owned	June 1997
Portland	24	KGW	NBC	Owned	February 1997
Charlotte	28	WCNC	NBC	Owned	February 1997
San Antonio	37	KENS	CBS	Owned	October 1997
San Antonio	37	KBEJ	UPN	LMA	(c)
Hampton/Norfolk	41	WVEC	ABC	Owned	February 1984
New Orleans	43	WWL	CBS	Owned	June 1994
Louisville	50	WHAS	ABC	Owned	February 1997
Austin	54	KVUE	ABC	Owned	June 1999
Tucson	72	KMSB	FOX	Owned	February 1997
Tucson	72	KTTU	UPN	Owned	March 2002
Spokane	80	KREM	CBS	Owned	February 1997
Spokane	80	KSKN	WB	Owned	October 2001
Boise (d)	122	KTVB	NBC	Owned	February 1997

Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation (f)	Circulation (f)

The Dallas Morning News	Dallas, TX	(e)	(g) 476,397	(g) 654,374
The Providence Journal	Providence, RI	February 1997	164,980	231,117
The Press-Enterprise	Riverside, CA	July 1997	188,228	185,060
Denton Record-Chronicle	Denton, TX	June 1999	14,194	18,114

Other

Northwest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the May 2005 Nielsen Media Research report.

(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Less than 3 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Belo entered into an agreement to operate KBEJ-TV through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.

(d)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(e)	The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(f)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau of Circulations’ (the “Audit Bureau’s”) FAS-FAX report for the six months ended March 31, 2005. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations (“CAC”) Newspaper Publisher’s Statement for the six-month period ended March 31, 2005.

(g)	Circulation data for The Dallas Morning News is from its Publisher’s Statement for the six-month period ended March 31, 2005, and due to a system coding error has been self-adjusted subsequent to the Audit Bureau’s release of the statement to reflect 1,329 fewer copies daily and 1,435 fewer copies Sunday. See “Other Matters” below.
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
Total net revenues in the three and six months ended June 30, 2005 were lower than in the same periods of 2004. Television Group revenue decreased due to the absence of significant political revenue generated in 2004. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. Increases in Newspaper Group revenues were primarily due to increases in advertising revenue. Total operating costs and expenses increased in the second quarter and first six months of 2005 when compared to the prior year periods due primarily to the incremental expenses related to circulation initiatives at The Dallas Morning News.
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
Results of Operations
Consolidated Results of Operations
Three Months Ended June 30, 2005 and 2004
Total net operating revenue decreased $2,336, or less than 1 percent, from $391,146 in the second quarter of 2004 to $388,810 in the second quarter of 2005, with revenue decreases of $6,543 in the Television Group due to the absence of significant political advertising and $840 in Other due to the refinement of TXCN’s operations, partially offset by an increase of $5,047 in the Newspaper Group.
Salaries, wages and employee benefits expense decreased $1,789, or 1.3 percent, in the second quarter of 2005 as compared to the prior year period, primarily due to a decrease of $1,355 in compensation and benefits costs. Compensation and benefits decreased primarily due to the Company’s previously announced November 2004 reduction in workforce.
Other production, distribution and operating costs increased $8,912, or 9.4 percent, in the second quarter of 2005 as compared to the second quarter of 2004, primarily due to increases of $2,579 in property taxes, $1,778 in outside services, $1,374 in sales projects, $1,346 in distribution expenses, and $964 in recruiting. The increase of $2,579 in property taxes is due to the favorable tax settlement in Providence in the second quarter of 2004 of $2,500. Incremental expenses of $2,400 related to circulation initiatives implemented at The Dallas Morning News are included in the second quarter of 2005.
Newsprint, ink and other supplies expenses increased $207, or less than 1 percent, in the second quarter of 2005 as compared to the prior year period. The average cost per metric ton of newsprint increased 8.3 percent in the second quarter of 2005 when compared to the second quarter of 2004. Newsprint consumption was 7.2 percent lower in the second quarter of 2005 than in the same period of 2004.
Depreciation expense decreased $611, from $22,825 in the second quarter of 2004 to $22,214 in the second quarter of 2005 due to assets that became fully depreciated in the second quarter of 2005.

Interest expense for the second quarter of 2005 was $22,219, or 1.5 percent lower than the second quarter of 2004 expense of $22,552, due to lower average debt levels and lower interest rates charged under the Company’s new credit facility.
Other income (expense), net increased from expense of $1,925 in the second quarter of 2004 to income of $485 in the second quarter of 2005, due primarily to the discontinuation of Belo’s joint ventures with Time Warner Cable in 2004. Belo recorded an equity loss of $2,588 in the second quarter of 2004 related to the joint ventures with Time Warner Cable.
The effective tax rate for the second quarter of 2005 decreased to 38 percent compared with 38.3 percent for the second quarter of 2004.
As a result of the factors discussed above, net earnings for the second quarter of 2005 were $41,920 (36 cents per share) compared to $45,557 (39 cents per share) for the second quarter of 2004.
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
The following table presents a reconciliation of Consolidated EBITDA to net earnings for the second quarters of 2005 and 2004:

	Three months ended
	June 30,
	2005	2004

Consolidated EBITDA	$114,122	$121,378
Depreciation and amortization	(24,301)	(24,944)
Interest expense	(22,219)	(22,552)
Income taxes	(25,682)	(28,325)

Net earnings	$41,920	$45,557

Consolidated EBITDA decreased $7,256 in the second quarter of 2005 compared to the second quarter of 2004, primarily due to decreases of $7,855 in Television Group segment EBITDA, $1,319 in Newspaper Group segment EBITDA, and an increase in Corporate expenses of $1,175, partially offset by a $2,410 increase in Other income (expense), net, and an increase of $683 in Other segment EBITDA.

Six Months Ended June 30, 2005 and 2004
Total net operating revenue decreased $6,938, or approximately 1 percent, from $742,434 for the six months ended June 30, 2004 to $735,496 for the six months ended June 30, 2005, with revenue decreases of $9,359 in the Television Group due to the absence of significant political advertising, and $1,904 in Other due to the refinement of TXCN’s operations, partially offset by an increase of $4,325 in the Newspaper Group.
Salaries, wages and employee benefits expense decreased $4,655, or 1.7 percent, for the six months ended June 30, 2005 as compared to the prior year period, primarily due to the Company’s previously announced November 2004 reduction in workforce.
Other production, distribution and operating costs increased $11,022, or 5.9 percent, in the six months ended June 30, 2005 as compared to the same period of 2004, primarily due to increases of $4,086 in outside services, $2,769 in property taxes, $1,542 in distribution expense, $1,464 in sales projects, and $1,377 in advertising and promotion. The increase in property taxes is primarily due to the favorable tax settlement in Providence in the second quarter of 2004 of $2,500.
Newsprint, ink and other supplies decreased $417, or less than 1 percent, in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The average cost per metric ton of newsprint increased nine percent in the first six months of 2005 when compared to the prior year period. Newsprint consumption was 8.3 percent lower in the first six months of 2005 as compared to the same period of 2004.
Depreciation expense decreased $2,165, from $46,411 in the first six months of 2004 to $44,246 in the first six months of 2005 due to assets that became fully depreciated in the first six months of 2005.
Interest expense for the first six months of 2005 was $44,512, or 1.5 percent lower than the first six months of 2004 expense of $45,212, due to lower average debt levels.
Other income (expense), net increased from expense of $4,818 in the first six months of 2004 to income of $841 in the first six months of 2005 due primarily to the discontinuation of Belo’s joint ventures with Time Warner Cable in 2004. Belo recorded an equity loss of $5,665 in the first six months of 2004 related to the joint ventures with Time Warner Cable.
The effective tax rate for the first six months of 2005 decreased to 37.8 percent compared with 38.3 percent for the first six months of 2004 primarily due to the tax deduction provided by the American Jobs Creation Act of 2004.
As a result of the factors discussed above, net earnings for the six months ended June 30, 2005 were $65,621 (57 cents per share) compared to $67,831 (57 cents per share) for the six months ended June 30, 2004.
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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for the six-month periods ended June 30, 2005 and 2004:

	Six months ended
	June 30,
	2005	2004

Consolidated EBITDA	$198,542	$205,771
Depreciation and amortization	(48,452)	(50,649)
Interest expense	(44,512)	(45,212)
Income taxes	(39,957)	(42,079)

Net earnings	$65,621	$67,831

Consolidated EBITDA decreased $7,229 in the first six months of 2005 compared to the same period of 2004, primarily due to decreases of $9,597 in Television Group segment EBITDA, $185 in Newspaper Group segment EBITDA, and an increase of $4,175 in Corporate expenses, partially offset by a $5,659 increase in Other income (expense), net, and a $1,069 increase in Other segment EBITDA.
Segment Results of Operations
Three Months Ended June 30, 2005 and 2004

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended June 30, 2005	EBITDA (a)	Revenues	Expenses	Operations	Amortization
Television Group	$75,375	$177,745	$113,016	$64,729	$10,646
Newspaper Group	52,434	207,013	165,592	41,421	11,013
Other	832	4,052	3,826	226	606
Corporate	(15,004)	—	17,040	(17,040)	2,036

Total		$388,810	$299,474	$89,336	$24,301

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended June 30, 2004	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$83,230	$184,288	$111,908	$72,380	$10,850
Newspaper Group	53,753	201,966	159,559	42,407	11,346
Other	149	4,892	5,503	(611)	760
Corporate	(13,829)	—	15,817	(15,817)	1,988

Total		$391,146	$292,787	$98,359	$24,944

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Television Group
Television Group revenues were $177,745 in the second quarter of 2005, a decrease of $6,543, or 3.6 percent, over second quarter 2004 revenues of $184,288. Total spot revenues, including political advertising revenues, were 4.1 percent lower in the second quarter of 2005 compared to the year-earlier period, with the most significant decreases reported in the department store, telecommunications, and automotive categories, partially offset by increases in the financial and healthcare categories. Local spot revenues, excluding political revenues, were flat in the second quarter of 2005 compared to the prior year period. National spot revenues, excluding political revenues, decreased 2.2 percent in the second quarter of 2005 compared to the second quarter of 2004. Political advertising revenues decreased $5,603 from $7,455 in the second quarter of 2004 to $1,852 in the same period of 2005.
Television Group operating costs and expenses increased one percent in the second quarter of 2005 compared to the year-earlier period, primarily due to an increase in sales projects, partially offset by a decrease in programming expenses. Television Group earnings from operations decreased 10.6 percent in the second quarter of 2005 compared to the year-earlier period. Segment EBITDA for the Television Group decreased 9.4 percent in the second quarter of 2005 compared to the prior year period.
Newspaper Group
Newspaper Group revenues were $207,013 in the second quarter of 2005, an increase of $5,047, or 2.5 percent, over second quarter 2004 revenues of $201,966. Advertising revenues increased 2.7 percent in the second quarter of 2005 when compared with the second quarter of 2004. General and retail revenues decreased 10.9 percent and 1.7 percent, respectively, in the second quarter of 2005 compared to the prior year period. Classified revenue increased 10 percent in the second quarter of 2005 compared to the prior year period. All other advertising revenues were 7.7 percent higher in the second quarter of 2005 compared to the year-earlier period primarily due to increased internet revenues. Total revenues in the second quarter of 2005 included approximately $4,153 of revenues from new products launched in the second half of 2003 by the Newspaper Group, compared to $2,705 in the second quarter of 2004.
At The Dallas Morning News, total revenues were flat for the second quarter of 2005 when compared to the second quarter of 2004. Retail revenue decreased 2.5 percent due to decreases in the entertainment, department store and grocery categories, partially offset by increases in the travel, automotive, professional services and real estate categories. General advertising decreased 12 percent due to weakness in the telecommunications, financial, and travel categories, partially offset by strength in the automotive category. Classified revenue increased one percent in the second quarter of 2005 when compared to the same period of 2004, due primarily to increases in classified employment and real estate.
Total revenues at The Providence Journal increased 4.8 percent for the second quarter of 2005 when compared to the prior year period, primarily due to increases in classified advertising revenue.
Total revenues at The Press-Enterprise increased nine percent for the second quarter of 2005 when compared to the prior year period, primarily due to increases in classified advertising revenue.
Newspaper Group total operating costs and expenses were 3.8 percent higher in the second quarter of 2005 than in the prior year period primarily due to incremental expenses of $2,400 related to circulation initiatives implemented at The Dallas Morning News that are included in the second quarter of 2005. These expenses were partially offset by decreases in total compensation expense and depreciation expense. The decrease in compensation expense is a result of the Company’s previously announced November 2004 reduction in workforce. Total operating costs and expenses in the second quarter of 2005 included approximately $3,899 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003, as compared to $4,657 in the second quarter of 2004. Newspaper Group earnings from operations decreased 2.3 percent, from $42,407 in the second quarter of 2004 to $41,421 in the second quarter of 2005. Segment EBITDA for the Newspaper Group decreased 2.5 percent in the second quarter of 2005.

Other and Corporate
Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from TXCN’s operations are derived primarily from subscriber-based fees. Revenues from NWCN and Belo’s other cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues decreased 17.2 percent, from $4,892 in the second quarter of 2004 to $4,052 in the second quarter of 2005. Operating costs and expenses for the Other segment decreased 30.5 percent in the second quarter of 2005 as compared to the year-earlier period. These decreases are primarily due to the refinement of TXCN’s operations and programming as a result of the strategy review undertaken by the Company in 2004. The loss from operations for the Other segment improved 137 percent, from a loss of $611 in the second quarter of 2004, to earnings of $226 in the second quarter of 2005. Segment EBITDA for the Other segment improved from $149 in the second quarter of 2004 to $832 in the second quarter of 2005.
Corporate operating costs and expenses in the second quarter of 2005 were 7.7 percent higher than the prior year due primarily to the allocation of interactive media expenses, which were previously included in the Interactive Media segment, to the Corporate segment. These expenses relate primarily to product development and the management of the current technology platform of Belo Web sites.
Six Months Ended June 30, 2005 and 2004

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Six Months Ended June 30, 2005	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$133,129	$333,826	$221,899	$111,927	$21,202
Newspaper Group	93,406	393,897	322,381	71,516	21,890
Other	1,308	7,773	7,694	79	1,229
Corporate	(30,142)	—	34,273	(34,273)	4,131

Total		$735,496	$586,247	$149,249	$48,452

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Six Months Ended June 30, 2004	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$142,726	$343,185	$222,539	$120,646	$22,080
Newspaper Group	93,591	389,572	319,208	70,364	23,227
Other	239	9,677	10,846	(1,169)	1,408
Corporate	(25,967)	—	29,901	(29,901)	3,934

Total		$742,434	$582,494	$159,940	$50,649

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Television Group
Television Group revenues were $333,826 in the first six months of 2005, a decrease of $9,359, or 2.7 percent, over the prior year period revenues of $343,185. Total spot revenues, including political advertising revenues, were 2.9 percent lower in the first six months of 2005 as compared to the prior year period, with the most significant decreases reported in the political, telecommunications and automotive categories, partially offset by increases in pharmaceutical, furniture and paid programs. Local spot revenues, excluding political revenues, were flat in the six-month period ended June 30, 2005, as compared to the prior year period. National spot revenues, excluding political revenues, were flat for the six-month period of 2005 compared to the prior year period. Political advertising revenues decreased $9,579 from $11,980 in the first six months of 2004 to $2,401 in the same period of 2005.
Television Group operating costs and expenses were flat in the first six months of 2005 compared to the year-earlier period, primarily due to decreases in programming and depreciation expense partially offset by increases in sales projects and advertising and promotion expenses. Programming expenses decreased due to a reduction in license fees on renewals of existing programs and lower license fees on some replacement programming. Depreciation expense decreased due to assets that became fully depreciated in the first six months of 2005. Television Group earnings from operations decreased 7.2 percent in the first six months of 2005 compared to the year-earlier period. Segment EBITDA for the Television Group decreased 6.7 percent in the first six months of 2005 compared to the prior year period.
Newspaper Group
Newspaper Group revenues were $393,897 in the first six months of 2005, an increase of $4,325, or 1.1 percent, over the prior year period revenues of $389,572. Advertising revenues increased one percent in the first six months of 2005 when compared with the first six months of 2004. General and retail revenues decreased nine percent and six percent, respectively, in the first six months of 2005 as compared to the prior year period. Classified revenue increased 5.9 percent in the first six months of 2005 compared to the prior year period. All other advertising revenues were 6.2 percent higher in the first six months of 2005 compared to the year-earlier period due primarily to increased internet revenues. Total revenues in the first six months of 2005 included approximately $7,629 of revenues from new products launched in the second half of 2003 by the Newspaper Group, compared to $4,509 in the first six months of 2004.
Newspaper Group financial results in the first six months reflect the impact of customer use of the advertising credits at The Dallas Morning News. In the first six months of 2005, advertisers used approximately $2,872 in advertising credits available to them through The Dallas Morning News’ advertiser plan. The majority of the credits granted to advertisers through The Dallas Morning News’ advertiser plan were either used by, or expired at, the end of February 2005. As a result, only $340 in advertising credits remain for use in the remainder of 2005.
At The Dallas Morning News, total revenue decreased two percent for the first six months of 2005 when compared to the first six months of 2004. Retail and general advertising were impacted by the use of the advertising credits. Retail revenue decreased 6.2 percent due to decreases in entertainment, department stores, furniture and grocery, partially offset by increases in the professional services, automotive and travel categories. General advertising decreased 11.2 percent due to decreases in the travel, financial, telecommunications and technology categories, partially offset by an increase in the general media category. Classified advertising revenue declined 5.9 percent in the first six months of 2005 when compared to the same period of 2004, primarily due to a decrease in the automotive category, partially offset by increases in the employment and real estate categories.
At The Providence Journal, total revenues increased 2.7 percent for the first six months of 2005 when compared to the year earlier period, primarily due to an increase in classified advertising revenue partially offset by a decrease in retail advertising revenue.
Total revenues at The Press-Enterprise increased 10.1 percent for the six-month period ended June 30, 2005 when compared to the prior year period, primarily due to an increase in classified advertising revenues.
Newspaper Group total operating costs and expenses were one percent higher in the first six months of 2005 than in the prior year period primarily due to incremental expenses of $2,400 related to circulation initiatives implemented at The Dallas Morning News that are included in the second quarter of 2005. These expenses were partially offset by decreases in total compensation and depreciation expenses. The decrease in total compensation is a result of the Company’s previously announced November 2004 reduction in workforce. Total operating costs and expenses in the first six months of 2005 included approximately $7,797 in expenses associated with new products introduced by the Newspaper Group in the second half of 2003, as compared to $9,215 in the first six months of 2004. Newspaper Group earnings from operations increased 1.6 percent, from $70,364 in the first six months of 2004 to $71,516 in the first six months of 2005. Segment EBITDA for the Newspaper Group was flat in the first six months of 2005.
Other and Corporate
Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from TXCN’s operations are derived primarily from subscriber-based fees. Revenues from NWCN and Belo’s other cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues decreased 19.7 percent, from $9,677 in the first six months of 2004 to $7,773 in the first six months of 2005. Operating costs and expenses for the Other segment decreased 29.1 percent in the first six months of 2005 as compared to the year-earlier period. These decreases are primarily due to the refinement of TXCN’s operations and programming as a result of the strategy review undertaken by the Company in 2004. The loss from operations for the Other segment improved 106.8 percent, from a loss of $1,169 in the first six months of 2004, to earnings of $79 in the first six months of 2005. Segment EBITDA for the Other segment improved from $239 in the first six months of 2004 to $1,308 in the first six months of 2005.
Corporate operating costs and expenses in the first six months of 2005 were 14.6 percent higher than the prior year due primarily to the allocation of interactive media expenses, which were previously included in the Interactive Media segment, to the Corporate segment. These expenses relate primarily to product development and the management of the current technology platform of Belo Web sites.
Liquidity and Capital Resources
Net cash provided by operations, bank borrowings and term debt are the Company’s primary sources of liquidity. In the first six months of 2005, net cash provided by operations was $99,402 compared with $90,483 for the same period in 2004. The first six months of 2004 included $30,800 in contributions to the Company’s defined benefit pension plan. In the first six months of 2005, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any contributions to the plan during 2005. During the first six months of 2005, the Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments and pay down debt. Total debt decreased $5,650 from December 31, 2004 to June 30, 2005.
At June 30, 2005, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%. Future borrowings of variable-rate debt are expected to be used to pay down fixed-rate debt in whole or in part or for other corporate needs as determined by management.
At June 30, 2005, the Company had a $1,000,000 variable-rate revolving credit facility under which borrowings were $64,500. Borrowings under the credit facility mature upon expiration of the agreement on May 3, 2010. In addition, the Company had an uncommitted line of credit of $50,000, of which $24,500 was outstanding at June 30, 2005. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. All unused borrowings under the Company’s revolving credit facility and the uncommitted line of credit were available for borrowing as of June 30, 2005.
The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2005, the Company was in compliance with all debt covenant requirements.
The Company paid dividends of $22,764, or 20 cents per share, on Series A and Series B common stock outstanding in the first six months of 2005 compared with $21,983, or 19 cents per share, in the prior year period.
In the first six months of 2005, capital expenditures of $17,754 were primarily for Television Group and Newspaper Group equipment purchases. The Company has completed an extensive review of long-term capital needs, and capital spending in 2005 is currently expected to be approximately $120,000.

On July 8, 2005, the Company announced that it has agreed to purchase WUPL-TV, the UPN affiliate in New Orleans, from Viacom Inc.’s Viacom Television Stations Group for $14,500 in cash, subject to FCC approval and other customary closing conditions. The addition of WUPL-TV will create a duopoly in the New Orleans market with WWL-TV.
Significant capital projects at WWL-TV, The Press-Enterprise, and The Dallas Morning News are expected to be completed over the next five years. On May 11, 2005, the Company announced that The Dallas Morning News plans to build a new distribution and production center in Southern Dallas. The total cost of the land, building and land improvements, and equipment is projected to be approximately $100,000 over a five-year period.
On July 25, 2005, the Company announced plans to build a new broadcast production center in New Orleans for WWL-TV, its market-leading CBS affiliate. The facility will also support the operations of WUPL-TV, the UPN affiliate the Company has announced plans to acquire, NewsWatch on Channel 15 (which is New Orleans’ local cable news channel), and the stations’ associated Web sites. The multi-million dollar, state-of-the-art facility will provide full-digital production and HDTV broadcast capabilities.
In the first six months of 2005, the Company repurchased 2,316,200 shares of its Series A Common Stock at an aggregate cost of $55,749 under the stock repurchase plan authorized by Belo’s Board of Directors in July 2000. These shares were retired during the six-month period ended June 30, 2005. The remaining authorization for the repurchase of shares as of June 30, 2005 under this authority was 12,229,219. In addition, the Company has a stock repurchase program authorizing the repurchase of up to $2,500 of common stock annually. During the first six months of 2005, no shares were repurchased under this program. There is no expiration date for either of these repurchase programs. The Company intends to repurchase shares of Belo Common Stock in 2005 approximately equal to the number of employee options exercised during the period, plus an additional three to four million shares.
Other Matters
In 2004, the staff of the Securities and Exchange Commission (the “SEC”) notified the Company that the staff is conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.
On April 19, 2005, the Company received a subpoena from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. On July 19, 2005, the Dallas County District Attorney’s office served a second subpoena on the Company relating to this same matter. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.
In 2004, the Company announced a voluntary advertiser plan developed by management in response to the circulation overstatement at The Dallas Morning News. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,600, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. Payments under the plan were made without the condition that advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, an advertiser generally placed advertising in addition to the terms of the advertiser’s current contract. Credits earned were to be used by the end of an advertiser’s contract period or February 28, 2005, whichever was later. Advertisers have used approximately $2,872 of the credits through June 30, 2005; as a result, only $340 in credits remain available for use in the third and fourth quarters of 2005.
On January 21, 2005, the Audit Bureau of Circulations (“Audit Bureau”) advised The Dallas Morning News that the Audit Bureau would not issue an audit report of the newspaper’s circulation for the twelve months ended March 31, 2004 or the six months ended September 30, 2004, as it had originally planned. The Audit Bureau concluded not to issue the 2004 audit reports for The Dallas Morning News due primarily to the absence of reliable records of independent contractors to support revised circulation figures for city single copy sales. The Audit Bureau advised The Dallas Morning News that sufficient records and data do exist to confirm the accuracy of circulation figures for the six-month period ended September 30, 2004 for all areas other than city single copy sales, and that these figures appear to be materially accurate. That Audit Bureau conclusion is consistent with the conclusion reached by the independent investigation conducted for the Audit Committee of Belo’s Board of Directors, which was completed in September 2004. The Audit Bureau’s bylaws require that the Audit Bureau’s Board of Directors approve the release of any Publisher’s Statement not subject to subsequent audit, and The Dallas Morning News requested such approval for the September 2004 Publisher’s Statement. The contents of the Publisher’s Statement were reviewed and discussed with the Audit Bureau prior to filing, including the methodologies used to estimate circulation in city single copy sales where reliable records do not exist for the entire period. On March 7, 2005, The Dallas Morning News was advised that the Audit Bureau’s Board of Directors declined the newspaper’s request to release the September 2004 Publisher’s Statement.
On May 13, 2005, the Audit Bureau released its audit of circulation figures filed by The Dallas Morning News in its Publisher’s Statement for the six-month period ended March 31, 2005. The audited circulation figures, as self-adjusted subsequent to the statement’s release due to a system coding error to reflect 1,329 fewer copies daily and 1,435 fewer copies Sunday, showed an average daily circulation of 476,397 and Sunday circulation of 654,374, decreases of approximately 50,000 newspapers daily versus March 2004, or 9.8 percent, and approximately 100,000 newspapers Sunday versus March 2004, or 13.4 percent. The Audit Bureau also announced that it had recalled The Dallas Morning News’ Publisher’s Statements for the six months ended September 30, 2003, and March 31, 2004, and has withdrawn its unqualified opinion of the audit report for the twelve months ended March 31, 2003, citing the unavailability of reliable records for those periods.
On May 6, 2005, the Company’s four ABC-affiliated television stations (WFAA-TV, WHAS-TV, WVEC-TV, and KVUE-TV) reached an agreement with ABC for the renewal of their network affiliation agreements.
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
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership, and audits and related actions (including the censure of The Dallas Morning News) by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”) including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures
During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
On April 19, 2005, the Company received a subpoena from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. On July 19, 2005, the Dallas County District Attorney’s office served a second subpoena on the Company relating to this same matter. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended June 30, 2005. The Company did not repurchase any shares of Series B Common Stock during the quarter ended June 30, 2005.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)

April 1, 2005 through April 30, 2005	335,000	$23.46	335,000	13,319,219
May 1, 2005 through May 31, 2005	590,000	$23.95	590,000	12,729,219
June 1, 2005 through June 30, 2005	500,000	$24.64	500,000	12,229,219

Total	1,425,000	$24.08	1,425,000	12,229,219

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of June 30, 2005, the Company had 12,229,219 remaining shares under this repurchase authority. In addition, Belo has a stock repurchase program authorizing the repurchase of up to $2,500 of Company stock annually. There is no expiration date for either of these repurchase programs. Pursuant to these authorizations, on May 19, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market repurchases by the Company of its Series A common stock for a period that ended on July 22, 2005.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on May 10, 2005. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
France A. Córdova, Ph.D.	236,418,722	1,867,530
Robert W. Decherd	236,173,046	2,113,206
Laurence E. Hirsh	236,500,834	1,785,418
M. Anne Szostak	236,287,490	1,998,762
J. McDonald Williams	236,252,003	2,034,249
In addition to those directors elected at the Annual Meeting, the following directors continue in office: Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, Louis E. Caldera, Judith L. Craven, M.D., M.P.H., Dealey D. Herndon, and Wayne R. Sanders.
At the Annual Meeting, an additional proposal to approve the ratification of the appointment of Ernst & Young LLP as Belo’s independent registered public accounting firm was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions with respect to this proposal:

	For	Against	Abstain
Proposal II	221,275,888	15,757,421	1,152,943
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

Exhibit
Number	Description
3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

Exhibit
Number	Description
4.4 *	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5 *	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6 *	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

4.7 *	Instruments defining rights of debt securities:

(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1997 Form 10-Q”))

(2) *	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3) *	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(5) *
(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(6) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(7) *	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

(8) *	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:
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

Exhibit
Number		Description
Managing Agents (Exhibit 10.1(1) to the Company’s Annual Report on Form 10-K dated March 15, 2002) (Facility terminated on May 3, 2005)

		(2)	*	Five-year Credit Agreement dated as of May 3, 2005 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1(2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.2	Compensatory plans:

	~	(1)		Belo Savings Plan:
			*	(a)		Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))

	~	(2)		Belo 1986 Long-Term Incentive Plan:
			*	(a)		Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598) (the “1996 Form 10-K”))
			*	(b)		Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))
			*	(c	)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
			*	(d	)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~	(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
			*	(a	)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)
			*	(b	)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
			*	(c	)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.2(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))

	~	(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
			*	(a	)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~	(5)		Belo Supplemental Executive Retirement Plan
			*	(a	)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~	(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
			*	(a	)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

Exhibit
Number	Description
*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

*	(d) Summary of 2004 Annual Performance Bonus Grant under Belo 2000 Executive Compensation Plan (Exhibit 10.2(6)(d) to the Company’s Annual Report on Form 10-K dated March 8, 2005)
~(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
*	(a) Form of Option Grant Agreement under the Belo 2004 Executive Compensation Plan for Employee Grants (Exhibit 10.1 to Form 8-K filed December 7, 2004)

*	(b) Form of Option Grant Agreement under the Belo 2004 Executive Compensation Plan for Non-Employee Director Grants (Exhibit 10.2 to Form 8-K filed December 7, 2004)
12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

August 9, 2005	By:	/s/ Dennis A. Williamson

Dennis A. Williamson
Senior Vice President/
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)