Form 10-Q
period 2005-09-30
BELO CORP
filed 2005-11-09
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $1.67 par value	110,072,139*
* Consisting of 94,414,993 shares of Series A Common Stock and 15,657,146 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,

In thousands, except share and per share
amounts (unaudited)	2005	2004	2005	2004

Net Operating Revenues	$372,300	$356,457	$1,110,485	$1,101,650

Operating Costs and Expenses
Salaries, wages and employee benefits	137,358	141,235	409,564	418,096
Other production, distribution and operating costs	115,085	104,303	316,405	294,671
Newsprint, ink and other supplies	37,149	34,198	104,107	101,573
Depreciation	21,612	21,244	65,858	67,655
Amortization	2,087	2,119	6,293	6,357

Total operating costs and expenses	313,291	303,099	902,227	888,352

Earnings from operations	59,009	53,358	208,258	213,298

Other Income and Expense
Interest expense	(23,536)	(22,552)	(68,048)	(67,764)
Other income (expense), net	524	(11,812)	1,365	(16,630)

Total other income and expense	(23,012)	(34,364)	(66,683)	(84,394)

Earnings
Earnings before income taxes	35,997	18,994	141,575	128,904
Income taxes	13,856	7,823	53,813	49,902

Net earnings	$22,141	$11,171	$87,762	$79,002

Net earnings per share
Basic	$.20	$.10	$.78	$.69
Diluted	$.20	$.10	$.77	$.67

Weighted average shares outstanding
Basic	111,784	114,818	113,081	115,130
Diluted	113,323	116,343	114,677	117,516

Dividends declared per share	$.20	$.19	$.40	$.38
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(Current year unaudited)	2005	2004

Assets

Current assets:
Cash and temporary cash investments	$33,262	$28,610
Accounts receivable, net	233,185	245,077
Other current assets	72,815	68,806

Total current assets	339,262	342,493

Property, plant and equipment, net	498,364	536,321
Intangible assets, net	1,347,305	1,353,726
Goodwill, net	1,237,348	1,243,300
Other assets	111,923	112,160

Total assets	$3,534,202	$3,588,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$58,840	$75,860
Accrued expenses	98,618	100,686
Other current liabilities	69,025	62,065

Total current liabilities	226,483	238,611

Long-term debt	1,177,850	1,170,150
Deferred income taxes	443,763	451,658
Other liabilities	101,415	97,929

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 95,161,307 shares at September 30, 2005
and 98,387,270 shares at December 31, 2004	158,920	164,307
Series B: Issued 15,664,148 shares at September 30, 2005
and 15,945,733 shares at December 31, 2004	26,159	26,629
Additional paid-in capital	924,656	941,266
Retained earnings	502,889	525,383
Accumulated other comprehensive loss	(27,933)	(27,933)

Total shareholders’ equity	1,584,691	1,629,652

Total liabilities and shareholders’ equity	$3,534,202	$3,588,000

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,

In thousands (unaudited)	2005	2004

Operations
Net earnings	$87,762	$79,002
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	72,151	74,012
Deferred income taxes	192	873
Pension contribution	—	(30,800)
Loss on discontinuation of Time Warner joint ventures	—	11,528
Employee retirement benefit expense	13,311	13,052
Other non-cash expenses	8,657	6,603
Equity in (earnings) loss from partnerships	(990)	5,867
Other, net	(1,075)	(2,503)
Net change in operating assets and liabilities:
Accounts receivable	10,107	7,936
Other current assets	(4,135)	(3,482)
Accounts payable	(17,020)	(23,684)
Accrued expenses	(1,661)	25,055
Other current liabilities	(2,654)	18,026

Net cash provided by operations	164,645	181,485

Investments
Capital expenditures	(29,511)	(40,063)
Other investments	(7,400)	(1,878)
Other, net	1,661	1,226

Net cash used for investments	(35,250)	(40,715)

Financing
Net proceeds from revolving debt	445,525	509,625
Payments on revolving debt	(437,825)	(579,450)
Payment of dividends on common stock	(33,956)	(32,887)
Net proceeds from exercise of stock options	14,882	27,128
Purchase of treasury stock	(111,392)	(54,626)
Early retirement of bonds due 2020	—	(6,400)
Other	(1,977)	(2,460)

Net cash used for financing	(124,743)	(139,070)

Net increase in cash and temporary cash investments	4,652	1,700

Cash and temporary cash investments at beginning of period	28,610	31,926

Cash and temporary cash investments at end of period	$33,262	$33,626

Supplemental Disclosures
Interest paid, net of amounts capitalized	$56,546	$56,291
Income taxes paid, net of refunds	$73,735	$47,594
See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except share and per share amounts)(unaudited)
(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the “Company” or “Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted average shares for basic earnings per share	111,784	114,818	113,081	115,130
Effect of employee stock options	1,539	1,525	1,596	2,386

Weighted average shares for diluted earnings per share	113,323	116,343	114,677	117,516

(3)	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123” and continues to apply Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS 123R is the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 (or January 1, 2006 for the Company). The Company currently expects to adopt SFAS 123R effective in the first quarter of 2006 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and it expects to continue to use this model to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

The adoption of SFAS 123R will not have an impact on the Company’s consolidated financial position. However, it will have a significant effect on the Company’s future results of operations. The quantitative effect of the adoption of SFAS 123R on the Company’s future results of operations cannot be predicted at this time, because it will depend, among other variables, on the number of equity awards granted in the future.

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

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings, as reported	$22,141	$11,171	$87,762	$79,002
Less: Stock-based compensation expense determined under fair value-based method, net of tax	1,831	2,357	5,476	7,093

Net earnings, pro forma	$20,310	$8,814	$82,286	$71,909

Per share amounts:
Basic net earnings per share, as reported	$.20	$.10	$.78	$.69

Basic net earnings per share, pro forma	$.18	$.08	$.73	$.63

Diluted net earnings per share, as reported	$.20	$.10	$.77	$.67

Diluted net earnings per share, pro forma	$.18	$.08	$.72	$.62

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

(4)	The net periodic pension cost for the three and nine months ended September 30, 2005 and 2004 includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Service cost — benefits earned during the period	$2,687	$2,625	$8,175	$7,875
Interest cost on projected benefit obligation	6,937	6,450	20,627	19,350
Expected return on assets	(7,786)	(7,301)	(23,353)	(21,351)
Amortization of net loss	2,139	1,675	5,681	5,025
Amortization of unrecognized prior service cost	76	150	453	450

Net periodic pension cost	$4,053	$3,599	$11,583	$11,349

In the first nine months of 2005, the Company did not make any contributions to its defined benefit pension plan. The Company expects to make a $15,000 contribution to the plan during the fourth quarter of 2005.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and nine months ended September 30, 2005 and 2004 are shown below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Operating Revenues
Television Group	$163,477	$174,992	$499,992	$520,936
Newspaper Group	204,800	176,143	598,697	565,715
Other	4,023	5,322	11,796	14,999

Total net operating revenues	$372,300	$356,457	$1,110,485	$1,101,650

Segment EBITDA
Television Group	$57,484	$72,864	$190,613	$215,590
Newspaper Group	38,901	21,944	132,306	115,535
Other	785	382	2,093	621
Corporate	(14,462)	(18,469)	(44,603)	(44,436)

Total segment EBITDA	$82,708	$76,721	$280,409	$287,310
Other income (expense), net	524	(11,812)	1,365	(16,630)
Depreciation and amortization	(23,699)	(23,363)	(72,151)	(74,012)
Interest expense	(23,536)	(22,552)	(68,048)	(67,764)
Income taxes	(13,856)	(7,823)	(53,813)	(49,902)

Net earnings	$22,141	$11,171	$87,762	$79,002

(6)	In 2004, Belo announced a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from The Dallas Morning News. The Company recorded charges in 2004 totaling $7,897 for severance costs and other expenses (included as a component of salaries, wages and employee benefits in the Statement of Earnings) related to the reduction in workforce of which $3,688 was paid in 2004 and $2,568 was paid in the first nine months of 2005. The balance is expected to be paid in the fourth quarter of 2005.
(7)	In 2004, the staff of the Securities and Exchange Commission (the “SEC”) notified the Company that the staff was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.

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

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. On September 30, 2005, the plaintiffs filed their response to defendants’ motion. On October 3, 2005 defendants filed their reply. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

(8)	In the third quarter 2005, the Company reduced goodwill by $5,952. The reduction was due to the favorable resolution of a pre-acquisition tax matter relating to the 1997 acquisition of The Providence Journal.

(9)	The normal operations and revenues of the Company’s television station in New Orleans, WWL-TV, were disrupted significantly by Hurricane Katrina, although the station did not sustain significant damage to its physical property and equipment. WWL-TV managed to broadcast throughout the disaster from temporary facilities and in October 2005 resumed broadcasting from its own facilities in New Orleans. However, the hurricane adversely affected the station’s revenues due to its effect on the New Orleans’ advertisers. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate the near-term financial effects of Hurricane Katrina. The Company has not recorded any potential recovery from insurance proceeds in its results for the third quarter of 2005.

The Company is continuing to evaluate the effect of lower future revenues on the carrying value of the assets of the station, including its FCC license. As of September 30, 2005, the carrying value of WWL-TV’s FCC license is approximately $14,300 and the carrying value of its property and equipment is approximately $20,055. The Company currently believes that advertising revenues will return to a level that supports the current carrying value of the station’s assets, including its FCC license. However, if our assumptions prove to be incorrect, the assets could be impaired.

On July 8, 2005, the Company announced an agreement to purchase WUPL-TV, the UPN affiliate in New Orleans, from Viacom Inc.’s Television Stations Group for $14,500 in cash, subject to FCC approval and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.
Overview
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842. Belo today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.5 billion in revenues for the year ended December 31, 2004, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations (six in the top 15 U.S. markets) that reach 14.0 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). In addition, Belo owns three cable news channels and holds ownership interests in four others. Belo operates more than 30 Web sites, several interactive alliances and a broad range of Internet-based products.
The Company operates its business in three segments: the Television Group, the Newspaper Group, and Other. Effective January 1, 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. As a result, the Company has reclassified the 2004 Interactive Media segment amounts to conform to current year presentation. The following table sets forth the Company’s major media assets by segment as of September 30, 2005:
Television Group

			Network
Market	Market Rank (a)	Station	Affiliation (b)	Status	Acquired

Dallas/Fort Worth	7	WFAA	ABC	Owned	March 1950
Houston	10	KHOU	CBS	Owned	February 1984
Seattle/Tacoma	13	KING	NBC	Owned	February 1997
Seattle/Tacoma	13	KONG	IND	Owned	March 2000
Phoenix	14	KTVK	IND	Owned	November 1999
Phoenix	14	KASW	WB	Owned	March 2000
St. Louis	21	KMOV	CBS	Owned	June 1997
Portland	23	KGW	NBC	Owned	February 1997
Charlotte	27	WCNC	NBC	Owned	February 1997
San Antonio	37	KENS	CBS	Owned	October 1997
San Antonio	37	KBEJ	UPN	LMA	(c)
Hampton/Norfolk	42	WVEC	ABC	Owned	February 1984
New Orleans	43(h)	WWL	CBS	Owned	June 1994
Louisville	50	WHAS	ABC	Owned	February 1997
Austin	53	KVUE	ABC	Owned	June 1999
Tucson	71	KMSB	FOX	Owned	February 1997
Tucson	71	KTTU	UPN	Owned	March 2002
Spokane	78	KREM	CBS	Owned	February 1997
Spokane	78	KSKN	WB	Owned	October 2001
Boise (d)	119	KTVB	NBC	Owned	February 1997

Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation (f)	Circulation (f)

The Dallas Morning News	Dallas, TX	(e)	(g)476,397	(g)654,374
The Providence Journal	Providence, RI	February 1997	164,980	231,117
The Press-Enterprise	Riverside, CA	July 1997	188,228	185,060
Denton Record-Chronicle	Denton, TX	June 1999	14,194	18,114
Other

Northwest Cable News (“NWCN”)	Cable news channel distributed to over 2.0 million homes in the Pacific Northwest.
Texas Cable News (“TXCN”)	Cable news channel distributed to over 1.5 million homes in Texas.

(a)	Market rank is based on the relative size of the television market, Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the July 2005 Nielsen Media Research report.

(b)	Substantially all the revenue of the Company’s television stations is derived from advertising. Less than 4 percent of Television Group revenue is provided by compensation paid by networks to the television stations for broadcasting network programming.

(c)	Belo entered into an agreement to operate KBEJ-TV through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.

(d)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(e)	The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(f)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau of Circulations’ (the “Audit Bureau’s”) FAS-FAX report for the six months ended March 31, 2005. Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations (“CAC”) Newspaper Publisher’s Statement for the six-month period ended March 31, 2005.

(g)	Circulation data for The Dallas Morning News is from its Publisher’s Statement for the six months ended March 31, 2005, and due to a system coding error has been self-adjusted subsequent to the Audit Bureau’s release of the statement to reflect 1,329 fewer copies daily and 1,435 fewer copies Sunday. See “Other Matters” below.

(h)	Represents New Orleans’ Market Rank as of July 2005, prior to Hurricane Katrina.
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
Total net revenues in the three and nine months ended September 30, 2005 were higher than in the same periods of 2004. Total revenue comparisons are affected by a $19,629 reduction in revenue in the third quarter 2004 related to the circulation overstatement. Increases in Newspaper Group revenues were primarily due to increases in advertising revenue as discussed below. Television Group revenue decreased due to the absence of significant political and Olympic revenue generated in 2004 and to a lesser extent due to the effects of Hurricanes Katrina and Rita. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. Total operating costs and expenses increased in the third quarter and first nine months of 2005 when compared to the prior year periods due primarily to the incremental expenses related to circulation initiatives at The Dallas Morning News and incremental expenses as a result of Hurricane Katrina and to a lesser extent Hurricane Rita.
The normal operations and revenues of the Company’s television station in New Orleans, WWL-TV, were disrupted significantly by Hurricane Katrina, although the station did not sustain significant damage to its physical property and equipment. WWL-TV managed to broadcast throughout the disaster from temporary facilities and in October 2005 resumed broadcasting from its own facilities in New Orleans. However, the hurricane adversely affected the station’s revenues due to its effect on the New Orleans’ advertisers. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate the near-term financial effects of Hurricane Katrina. The Company has not recorded any potential recovery from insurance proceeds in its results for the third quarter of 2005.
The Company is continuing to evaluate the effect of lower future revenues on the carrying value of the assets of the station, including its FCC license. As of September 30, 2005, the carrying value of WWL-TV’s FCC license is approximately $14,300 and the carrying value of its property and equipment is approximately $20,055. The Company currently believes that advertising revenues will return to a level that supports the current carrying value of the station’s assets, including its FCC license. However, if our assumptions prove to be incorrect, the assets could be impaired.
The Company intends for the discussion of its financial condition and results of operations that follow to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements. The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.
Results of Operations
Consolidated Results of Operations
Three Months Ended September 30, 2005 and 2004
Total net operating revenue increased $15,843, or 4.4 percent, from $356,457 in the third quarter of 2004 to $372,300 in the third quarter of 2005, primarily due to an increase of $28,657 in the Newspaper Group. Of the increase in Newspaper Group revenues, $19,629 relates to a reduction in revenue in the third quarter 2004 related to the circulation overstatement previously disclosed. The remainder of the increase in the Newspaper Group was primarily due to increases in advertising revenue. These increases were partially offset by a decrease of $11,515 in the Television Group due to the absence of significant political and Olympic revenue and lost revenues of approximately $3,000 related to Hurricanes Katrina and Rita and a decrease in the Other segment of $1,299 due to the refinement of TXCN’s operations.
Salaries, wages and employee benefits expense decreased $3,877, or 2.8 percent, in the third quarter of 2005 as compared to the prior year period, primarily due to a decrease of $3,658 in salaries and wages related to the Company’s previously announced November 2004 reduction in workforce.
Other production, distribution and operating costs increased $10,782, or 10.3 percent, in the third quarter of 2005 as compared to the third quarter of 2004, primarily due to $4,100 in incremental expenses relating to Hurricanes Katrina and Rita. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate the near-term financial effects of Hurricane Katrina. Additionally, there were increases of $3,891 in advertising and promotion, $3,622 in distribution expense, and $1,015 in utilities.
Newsprint, ink and other supplies expense increased $2,951, or 8.6 percent, in the third quarter of 2005 as compared to the prior year period. The average cost per metric ton of newsprint increased 10.6 percent in the third quarter of 2005 when compared to the third quarter of 2004. Newsprint consumption was flat in the third quarter of 2005 compared to the same period of 2004.
Interest expense for the third quarter of 2005 increased $984, or 4.4 percent, from $22,552, in the third quarter 2004 to $23,536 in the third quarter 2005.
As a result of the factors discussed above, net earnings for the third quarter of 2005 were $22,141 (20 cents per share) compared to $11,171 (10 cents per share) for the third quarter of 2004.
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
The following table presents a reconciliation of Consolidated EBITDA to net earnings for the third quarters of 2005 and 2004:

	Three months ended
	September 30,
	2005	2004

Consolidated EBITDA	$83,232	$64,909
Depreciation and amortization	(23,699)	(23,363)
Interest expense	(23,536)	(22,552)
Income taxes	(13,856)	(7,823)

Net earnings	$22,141	$11,171

Consolidated EBITDA increased $18,323 in the third quarter of 2005 compared to the third quarter of 2004, primarily due to an increase of $16,957 in Newspaper Group segment EBITDA, an increase of $12,336 in Other income (expense), net, a decrease in Corporate expenses of $4,007 and an increase of $403 in Other segment EBITDA, partially offset by a $15,380 decrease in Television Group segment EBITDA.
Nine Months Ended September 30, 2005 and 2004
Total net operating revenue increased $8,835 or approximately one percent, from $1,101,650 for the nine months ended September 30, 2004 to $1,110,485 for the nine months ended September 30, 2005. Newspaper Group revenue increased $32,982, with $19,629 of the increase related to a reduction in revenue in the third quarter 2004 related to the circulation overstatement previously disclosed. The remainder of the increase in the Newspaper Group was primarily due to increases in advertising revenue. These increases were partially offset by a decrease of $20,944 in the Television Group due to the absence of significant political and Olympic revenue, lost revenues of approximately $3,000 related to Hurricanes Katrina and Rita, and a decrease of $3,203 in the Other segment due to the refinement of TXCN’s operations.
Salaries, wages and employee benefits expense decreased $8,532, or two percent, for the nine months ended September 30, 2005 as compared to the prior year period, primarily due to the Company’s previously announced November 2004 reduction in workforce.
Other production, distribution and operating costs increased $21,734, or 7.4 percent, in the nine months ended September 30, 2005 as compared to the same period of 2004, primarily due to incremental expenses of $4,100 related to Hurricanes Katrina and Rita and increases of $5,268 in advertising and promotion, $5,163 in distribution expense, $3,335 in outside services and $2,844 in property taxes. The increase in property taxes is primarily due to the favorable tax settlement of $2,500 in Providence in the second quarter of 2004. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate the near-term financial effects of Hurricane Katrina.
Newsprint, ink and other supplies increased $2,534, or 2.5 percent, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The average cost per metric ton of newsprint increased 9.7 percent in the first nine months of 2005 when compared to the prior year period. Newsprint consumption was 5.6 percent lower in the first nine months of 2005 compared to the same period of 2004.
Depreciation expense decreased $1,797, from $67,655 in the first nine months of 2004 to $65,858 in the first nine months of 2005 due to assets that became fully depreciated exceeding asset additions in the first nine months of 2005.
Other income (expense), net increased from expense of $16,630 in the first nine months of 2004 to income of $1,365 in the first nine months of 2005 due primarily to the discontinuation of Belo’s joint ventures with Time Warner Cable in 2004. Belo recorded an equity loss of $11,528 in the first nine months of 2004 related to the joint ventures with Time Warner Cable. The remainder of the increase reflects the partnership operating losses recorded in 2004 relating to the Belo/Time Warner joint ventures that the Company did not incur in 2005.
As a result of the factors discussed above, net earnings for the nine months ended September 30, 2005 were $87,762 (77 cents per share) compared to $79,002 (67 cents per share) for the nine months ended September 30, 2004.
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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for the nine-month periods ended September 30, 2005 and 2004:

	Nine months ended
	September 30,
	2005	2004

Consolidated EBITDA	$281,774	$270,680
Depreciation and amortization	(72,151)	(74,012)
Interest expense	(68,048)	(67,764)
Income taxes	(53,813)	(49,902)

Net earnings	$87,762	$79,002

Consolidated EBITDA increased $11,094 in the first nine months of 2005 compared to the same period of 2004, primarily due to increases in Other income (expense), net, of $17,995, of $16,771 in Newspaper Group segment EBITDA, and $1,472 in Other segment EBITDA, partially offset by a $24,977 decrease in Television Group segment EBITDA.
Segment Results of Operations
Three Months Ended September 30, 2005 and 2004

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended September 30, 2005	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$57,484	$163,477	$116,604	$46,873	$10,611
Newspaper Group	38,901	204,800	176,433	28,367	10,534
Other	785	4,023	3,829	194	591
Corporate	(14,462)	—	16,425	(16,425)	1,963

Total		$372,300	$313,291	$59,009	$23,699

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Three Months Ended September 30, 2004	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$72,864	$174,992	$112,183	$62,809	$10,055
Newspaper Group	21,944	176,143	165,026	11,117	10,827
Other	382	5,322	5,570	(248)	630
Corporate	(18,469)	—	20,320	(20,320)	1,851

Total		$356,457	$303,099	$53,358	$23,363

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Television Group
Television Group revenues were $163,477 in the third quarter of 2005, a decrease of $11,515, or 6.6 percent, over third quarter 2004 revenues of $174,992. The third quarter 2005 includes a $3,500 increase in network compensation due to recognition of previously deferred revenues and an estimated $3,000 in lost revenues due to Hurricanes Katrina and Rita. Additionally, total spot revenues, including political advertising revenues, were 9.2 percent lower in the third quarter of 2005 compared to the year-earlier period. Total spot revenue before political and Olympics revenues increased 4.3 percent with the most notable increases in the furniture, home improvement and insurance categories. Local spot revenues, excluding political revenues, decreased 3.9 percent in the third quarter of 2005 compared to the prior year period. National spot revenues, excluding political revenues, were flat in the third quarter of 2005 compared to the third quarter of 2004. Political revenue decreased

$10,954 from $12,470 in the third quarter of 2004 to $1,516 in the same period of 2005. There were no Olympic revenues in the third quarter of 2005 compared to $9,700 in the third quarter 2004.
Television Group operating costs and expenses increased 3.9 percent in the third quarter of 2005 compared to the year-earlier period, primarily due to incremental expenses of approximately $4,100 related to Hurricanes Katrina and Rita as well as increases in salaries and wages and other operating costs, partially offset by a decrease in programming expenses. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate the near-term financial effect of Hurricane Katrina. Television Group earnings from operations decreased 25.4 percent in the third quarter of 2005 compared to the year-earlier period. Segment EBITDA for the Television Group decreased 21.1 percent in the third quarter of 2005 compared to the prior year period.
Newspaper Group
Newspaper Group revenues were $204,800 in the third quarter of 2005, an increase of $28,657, or 16.3 percent, over third quarter 2004 revenues of $176,143. This increase reflects the $19,629 reduction in revenue during the third quarter of 2004 related to the circulation overstatement at The Dallas Morning News and approximately $3,800 of incremental revenue in the third quarter 2005 associated with the planned implementation of circulation initiatives also at The Dallas Morning News. Advertising revenues increased four percent in the third quarter of 2005 when compared with the third quarter of 2004. General and retail revenues increased 14 percent and one percent, respectively, in the third quarter of 2005 compared to the prior year period. Classified revenue increased 4.7 percent in the third quarter of 2005 compared to the prior year period. Total revenues in the third quarter of 2005 included approximately $4,155 of revenues from new products launched in the second half of 2003 by the Newspaper Group, compared to $2,945 in the third quarter of 2004.
At The Dallas Morning News, total revenues increased 26 percent for the third quarter of 2005 when compared to the third quarter of 2004. This increase is primarily explained by the circulation charge in 2004 and initiatives in 2005 discussed above. Advertising revenues increased two percent. Retail revenue increased slightly due to increases in the real estate, furniture and professional services categories, partially offset by decreases in the entertainment and sporting goods categories. General advertising increased 20 percent due to strength in the financial, insurance and professional services categories. Classified revenue decreased 3.8 percent in the third quarter of 2005 when compared to the same period of 2004, due primarily to decreases in classified automotive.
Total revenues at The Providence Journal increased 5.6 percent for the third quarter of 2005 when compared to the prior year period, primarily due to increases in classified advertising revenue.
Total revenues at The Press-Enterprise increased 1.9 percent for the third quarter of 2005 when compared to the prior year period, primarily due to increases in classified advertising revenue.
Newspaper Group total operating costs and expenses were 6.9 percent higher in the third quarter of 2005 than in the prior year period primarily due to the planned incremental expenses related to circulation initiatives discussed above. Additionally there were increases in newsprint costs, distribution expenses, outside services and advertising and promotion. These expenses were partially offset by decreases in total compensation expense as a result of the Company’s previously announced November 2004 reduction in workforce. Total operating costs and expenses in the third quarter of 2005 included approximately $4,500 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003, as compared to $4,343 in the third quarter of 2004. Newspaper Group earnings from operations increased 155.2 percent, from $11,117 in the third quarter of 2004 to $28,367 in the third quarter of 2005. Segment EBITDA for the Newspaper Group increased 77.3 percent in the third quarter of 2005.
Other and Corporate
Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from TXCN’s operations are derived primarily from subscriber-based fees. Revenues from NWCN and Belo’s other cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues decreased 24.4 percent, from $5,322 in the third quarter of 2004 to $4,023 in the third quarter of 2005. Operating costs and expenses for the Other segment decreased 31.3 percent in the third quarter of 2005 as compared to the year-earlier period. These decreases are primarily due to the refinement of TXCN’s operations and programming as a result of the strategy review undertaken by the Company in 2004. The loss from operations for the Other segment improved from a loss of $248 in the third quarter of 2004 to earnings of $194 in the third quarter of 2005. Segment EBITDA for the Other segment improved from $382 in the third quarter of 2004 to $785 in the third quarter of 2005.
Corporate operating costs and expenses in the third quarter of 2005 were 19.2 percent lower than the prior year. The third quarter 2004 includes charges related to the circulation overstatement, the discontinuation of the Belo/Time Warner cable news joint ventures and a charge for severance costs resulting from the Company-wide reduction-in-force. Partially offsetting these decreases was an increase in corporate operating expense related to the allocation to the Corporate segment of interactive media expenses previously included in the Interactive Media Segment.
Nine Months Ended September 30, 2005 and 2004

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Nine Months Ended September 30, 2005	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$190,613	$499,992	$341,192	$158,800	$31,813
Newspaper Group	132,306	598,697	498,815	99,882	32,424
Other	2,093	11,796	11,523	273	1,820
Corporate	(44,603)	—	50,697	(50,697)	6,094

Total		$1,110,485	$902,227	$208,258	$72,151

			Operating	Earnings	Depreciation
	Segment	Net Operating	Costs and	(Loss) from	and
Nine Months Ended September 30, 2004	EBITDA (a)	Revenues	Expenses	Operations	Amortization

Television Group	$215,590	$520,936	$337,481	$183,455	$32,135
Newspaper Group	115,535	565,715	484,234	81,481	34,054
Other	621	14,999	16,416	(1,417)	2,038
Corporate	(44,436)	—	50,221	(50,221)	5,785

Total		$1,101,650	$888,352	$213,298	$74,012

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Television Group
Television Group revenues were $499,992 in the first nine months of 2005, a decrease of $20,944, or four percent, over the prior year period revenues of $520,936. The third quarter 2005 includes a $3,500 increase in network compensation due to an adjustment of previously deferred revenues and an estimated $3,000 in lost revenues due to Hurricanes Katrina and Rita. Additionally, total spot revenues, including political and Olympic advertising revenues, decreased five percent in the first nine months of 2005 as compared to the prior year period, with the most significant decreases reported in the automotive, telecommunications and entertainment categories, partially offset by increases in pharmaceuticals and home improvement. Local spot revenues, excluding political and Olympic revenues, decreased 1.1 percent in the nine-month period ended September 30, 2005, as compared to the prior year period. National spot revenues, excluding political and Olympic revenues, were flat for the nine-month period of 2005 compared to the prior year period. Political and Olympic revenues decreased $20,534 from $24,451 in the first nine months of 2004 to $3,917 in the same period of 2005.
Television Group operating costs and expenses increased 1.1 percent in the first nine months of 2005 compared to the year-earlier period, primarily due to incremental expenses of approximately $4,100 related to Hurricanes

Katrina and Rita as well as increases in salaries and wages, sales projects and advertising and promotion partially offset by decreases in programming. Programming expenses decreased due to a reduction in license fees on renewals of existing programs and lower license fees on some replacement programming. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate the near-term financial effect of Hurricane Katrina. Television Group earnings from operations decreased 13.4 percent in the first nine months of 2005 compared to the year-earlier period. Segment EBITDA for the Television Group decreased 11.6 percent in the first nine months of 2005 compared to the prior year period.
Newspaper Group
Newspaper Group revenues were $598,697 in the first nine months of 2005, an increase of $32,982 or 5.8 percent, over the prior year period revenues of $565,715. This increase reflects the $19,629 reduction in revenue during the third quarter of 2004 related to the circulation overstatement at The Dallas Morning News and approximately $3,800 of incremental revenue in the third quarter 2005 associated with the planned implementation of circulation initiatives also at The Dallas Morning News. Advertising revenues increased two percent in the first nine months of 2005 when compared with the first nine months of 2004. General and retail revenues decreased 2.3 percent and 3.7 percent, respectively, in the first nine months of 2005 as compared to the prior year period. Classified revenue increased 4.4 percent in the first nine months of 2005 compared to the prior year period. Total revenues in the first nine months of 2005 included approximately $11,784 of revenues from new products launched in the second half of 2003 by the Newspaper Group, compared to $7,454 in the first nine months of 2004.
Newspaper Group financial results in the first nine months of 2005 reflect the impact of customer use of the advertising credits at The Dallas Morning News. During the period, advertisers used approximately $2,873 in advertising credits available to them through The Dallas Morning News’ advertiser plan. The majority of the credits granted to advertisers through The Dallas Morning News’ advertiser plan were either used by, or expired at, the end of February 2005. As a result, only $310 in advertising credits remain for use in the remainder of 2005.
At The Dallas Morning News, total revenue increased 6.1 percent for the first nine months of 2005 when compared to the first nine months of 2004. This increase is primarily as a result of the circulation charge in 2004 and initiatives in 2005 discussed above. Retail and general advertising were impacted by the use of the advertising credits. Retail revenue decreased four percent due to decreases in entertainment, department store and grocery categories, partially offset by increases in the professional services, real estate and travel categories. General advertising decreased 2.3 percent due to decreases in the telecommunications and travel categories, partially offset by increases in the insurance and financial categories. Classified advertising revenue declined two percent in the first nine months of 2005 when compared to the same period of 2004, primarily due to a decrease in the automotive category, partially offset by increases in the employment and real estate categories.
At The Providence Journal, total revenues increased 3.7 percent for the first nine months of 2005 when compared to the year earlier period, primarily due to an increase in classified advertising revenue partially offset by a decrease in retail and general advertising revenue.
Total revenues at The Press-Enterprise increased 7.2 percent for the nine-month period ended September 30, 2005 when compared to the prior year period, primarily due to an increase in classified advertising revenues.
Newspaper Group total operating costs and expenses were three percent higher in the first nine months of 2005 than in the prior year period primarily due to the planned incremental expenses related to circulation initiatives discussed above. Additionally, increases were noted in distribution expense, outside services, advertising and promotion, property taxes and outside solicitation. These expenses were partially offset by decreases in total compensation and depreciation expenses. The decrease in total compensation is a result of the Company’s previously announced November 2004 reduction in workforce. Total operating costs and expenses in the first nine months of 2005 included approximately $12,297 in expenses associated with new products introduced by the Newspaper Group in the second half of 2003, as compared to $13,558 in the first nine months of 2004. Newspaper Group earnings from operations increased 22.6 percent, from $81,481 in the first nine months of 2004 to $99,882 in the first nine months of 2005. Segment EBITDA for the Newspaper Group increased 14.5 percent in the first nine months of 2005.

Other and Corporate
Other revenues consist primarily of Belo’s regional cable news operations, NWCN and TXCN. Revenues from TXCN’s operations are derived primarily from subscriber-based fees. Revenues from NWCN and Belo’s other cable news operations are derived from a combination of advertising and subscriber-based fees. Other revenues decreased 21.4 percent, from $14,999 in the first nine months of 2004 to $11,796 in the first nine months of 2005. Operating costs and expenses for the Other segment decreased 30 percent in the first nine months of 2005 as compared to the year-earlier period. These decreases are primarily due to the refinement of TXCN’s operations and programming as a result of the strategy review undertaken by the Company in 2004. The loss from operations for the Other segment improved from a loss of $1,417 in the first nine months of 2004 to earnings of $273 in the first nine months of 2005. Segment EBITDA for the Other segment improved from $621 in the first nine months of 2004 to $2,093 in the first nine months of 2005.
Corporate operating costs and expenses in the first nine months of 2005 were one percent higher than the prior year due primarily to the allocation of interactive media expenses, which were previously included in the Interactive Media segment, to the Corporate segment. These expenses relate primarily to product development and the management of the current technology platform of Belo Web sites.
Liquidity and Capital Resources
Net cash provided by operations, bank borrowings and term debt are the Company’s primary sources of liquidity. In the first nine months of 2005, net cash provided by operations was $164,645 compared with $181,485 for the same period in 2004. The first nine months of 2004 included $30,800 in contributions to the Company’s defined benefit pension plan. In the first nine months of 2005, the Company did not make any contributions to its defined benefit pension plan. The Company expects to contribute $15,000 to the plan during the fourth quarter of 2005. During the first nine months of 2005, the Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, and fund capital expenditures and dividend payments.
At September 30, 2005, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%. Future borrowings of variable-rate debt are expected to be used to pay down fixed-rate debt in whole or in part or for other corporate needs as determined by management.
At September 30, 2005, the Company had a $1,000,000 variable-rate revolving credit facility under which borrowings were $38,000. Borrowings under the credit facility mature upon expiration of the agreement on May 3, 2010. In addition, the Company had an uncommitted line of credit of $50,000, of which $39,850 was outstanding at September 30, 2005. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. All unused borrowings under the Company’s revolving credit facility and the uncommitted line of credit were available for borrowing as of September 30, 2005.
The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 2005, the Company was in compliance with all debt covenant requirements.
The Company paid dividends of $33,956, or 30 cents per share, on Series A and Series B common stock outstanding in the first nine months of 2005 compared with $32,887, or 29 cents per share, in the prior year period.
In the first nine months of 2005, capital expenditures of $29,511 were primarily for Television Group and Newspaper Group equipment purchases. The Company has completed an extensive review of long-term capital needs, and capital spending in 2005 is currently expected to be approximately $90,000.
On July 8, 2005, the Company announced an agreement to purchase WUPL-TV, the UPN affiliate in New Orleans, from Viacom Inc.’s Television Stations Group for $14,500 in cash, subject to FCC approval and other customary closing conditions.
Significant capital projects at The Press-Enterprise and The Dallas Morning News are expected to be completed over the next five years. On May 11, 2005, the Company announced that The Dallas Morning News plans to build a new distribution and production center in Southern Dallas. The total cost of the land, building and land improvements, and equipment is projected to be approximately $100,000 over a five-year period.
On July 25, 2005, the Company announced plans to build a new broadcast production center in New Orleans for WWL-TV, its market-leading CBS affiliate. The facility will also support the Company’s other New Orleans operations including NewsWatch on Channel 15 (which is New Orleans’ local cable news channel). The multi-million dollar, state-of-the-art facility will provide full-digital production and HDTV broadcast capabilities. In the aftermath of Hurricane Katrina, the Company remains committed to this project but has postponed the construction until a design and engineering review of the proposed plans is conducted.
In the first nine months of 2005, the Company repurchased 4,631,200 shares of its Series A Common Stock at an aggregate cost of $111,393 under the stock repurchase plan authorized by Belo’s Board of Directors in July 2000. These shares were retired during the nine-month period ended September 30, 2005. The remaining authorization for the repurchase of shares as of September 30, 2005 under this authority was 9,914,219. In addition, the Company has a stock repurchase program authorizing the repurchase of up to $2,500 of common stock annually. During the first nine months of 2005, no shares were repurchased under this program. There is no expiration date for either of these repurchase programs. The Company intends to repurchase shares of Belo Common Stock in 2005 approximately equal to the number of employee options exercised during the period, plus an additional three to four million shares.
Other Matters
In 2004, the staff of the Securities and Exchange Commission (the “SEC”) notified the Company that the staff was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.
In 2004, the Company announced a voluntary advertiser plan developed by management in response to the circulation overstatement at The Dallas Morning News. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,600, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. Payments under the plan were made without the condition that advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, an advertiser generally placed advertising in addition to the terms of the advertiser’s current contract. Credits earned were to be used by the end of an advertiser’s contract period or February 28, 2005, whichever was later. Advertisers have used approximately $2,873 of the credits through September 30, 2005; as a result, only $310 in credits remain available for use in the fourth quarter of 2005.
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
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, Chairman of the Board, President and Chief Executive Officer of Belo; and, Barry Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. On September 30, 2005, the plaintiff filed their response to defendant’s motion. On October 31,2005, defendants filed their reply. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership, and audits and related actions (including the censure of The Dallas Morning News) by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; the recovery of the New Orleans market from Hurricane Katrina; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”) including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 4. Controls and Procedures
During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
In addition to the proceedings previously disclosed (see Note (7) to the Consolidated Condensed Financial Statements in Part I, Item I), for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended September 30, 2005. The Company did not repurchase any shares of Series B Common Stock during the quarter ended September 30, 2005.

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (1)

July 1, 2005 through July 31, 2005	575,000	$24.11	575,000	11,654,219
August 1, 2005 through August 31, 2005	1,035,000	$24.16	1,035,000	10,619,219
September 1, 2005 through September 30, 2005	705,000	$23.69	705,000	9,914,219

Total	2,315,000	$24.01	2,315,000	9,914,219

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of September 30, 2005, the Company had 9,914,219 remaining shares under this repurchase authority. In addition, Belo has a stock repurchase program authorizing the repurchase of up to $2,500 of Company stock annually. There is no expiration date for either of these repurchase programs. Pursuant to these authorizations, on August 26, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market repurchases by the Company of its Series A common stock for a period that ended on October 23, 2005.
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

Exhibit
Number	Description
3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4 *	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)

4.5 *	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (Securities and Exchange Commission File No. 001-08598)

4.6 *	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)

Exhibit
Number	Description
4.7 *	Instruments defining rights of debt securities:

	(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”) (Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “2nd Quarter 1997 Form 10-Q”))

	(2) *	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

	(3) *	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(4) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(5) *	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7) *	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “3rd Quarter 2001 Form 10-Q”))

	(8) *	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:

	(2) *	Five-year Credit Agreement dated as of May 3, 2005 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1(2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.2	Compensatory plans:

	~(1)	Belo Savings Plan:

	*	(a) Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))

Exhibit
Number	Description
	~(2)	Belo 1986 Long-Term Incentive Plan:

	*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598) (the “1996 Form 10-K”))

	*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702) (the “1997 Form 10-K”))

	*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

	*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3) *	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

	*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.3(3)(a) to the 2nd Quarter 1998 Form 10-Q)

	*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

	*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.2(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))

	~(4) *	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

	*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)	Belo Supplemental Executive Retirement Plan

	*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6) *	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

	*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

		(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

	*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

	*	(d)	Summary of 2004 Annual Performance Bonus Grant under Belo 2000 Executive Compensation Plan (Exhibit 10.2(6)(d) to the Company’s Annual Report on Form 10-K dated March 8, 2005)

	~(7) *	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)

	*	(a)	Form of Option Grant Agreement under the Belo 2004 Executive Compensation Plan for Employee Grants (Exhibit 10.1 to Form 8-K filed December 7, 2004)

	*	(b)	Form of Option Grant Agreement under the Belo 2004 Executive Compensation Plan for Non-Employee Director Grants (Exhibit 10.2 to Form 8-K filed December 7, 2004)

12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
November 9, 2005	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Senior Corporate Vice President/ Chief Financial Officer (Authorized Officer and Principal Financial Officer)