Form 10-K
period 2005-12-31
BELO CORP
filed 2006-03-06
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes  X     No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes         No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer [ X ]    Accelerated filer [   ]    Non-accelerated filer [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No  X
The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2005, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $2,379,552,261.*
Shares of Common Stock outstanding at February 28, 2006: 106,183,442 shares. (Consisting of 90,961,132 shares of Series A Common Stock and 15,222,310 shares of Series B Common Stock.)
* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.
Documents incorporated by reference:
Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 9, 2006, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 1

BELO CORP.
FORM 10-K
PAGE 2  Belo Corp. 2005 Annual Report on Form 10-K

PART I
Item 1. Business
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.52 billion in 2005 revenues, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations (six in the largest 15 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). In addition, Belo owns one local and two regional cable news channels and holds ownership interests in four others. Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). Belo operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.
The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber for over 163 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.
Financial information for each of the Company’s reportable segments can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 8 “Financial Statements and Supplementary Data”, Consolidated Financial Statements, Note 17– Segment Information in this Annual Report on Form 10-K.
Television Group
The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/ Fort Worth, shortly after the station began operations. During the next 49 years, through various transactions, Belo acquired 14 more television stations across the United States. In 2000, Belo acquired KONG-TV in Seattle/ Tacoma and KASW-TV in Phoenix. In 2001 and 2002, Belo purchased KSKN-TV in Spokane and KTTU-TV in Tucson, respectively. Belo operated all four of these stations through LMAs prior to their purchases. These acquisitions brought the total to 19 owned television stations in 15 U.S. markets. Belo also manages one station through an LMA. In 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc., the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. Under these agreements, Belo provides advertising sales assistance, certain technical services and facilities to support KFWD’s operations, as well as limited programming.
Belo’s Television Group is the nation’s 5th largest non-network owned station group based on audience share. In the 15 U.S. markets in which the Television Group operates, 10 of Belo’s stations are ranked number one and three are ranked number two (including stations tied with one or more other stations in the market) in “sign-on/sign-off” audience rating, principally based on the November 2005 Nielsen Media Research report. Belo has six stations in the largest 15 U.S. markets and 14 stations in the largest 50 U.S. markets.
Belo’s stations are primarily concentrated in three high-growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/ Fort Worth;
•	CBS affiliate KHOU-TV in Houston;
•	NBC affiliate KING-TV and independent KONG-TV, both in Seattle/ Tacoma; and
•	Independent KTVK-TV and Warner Brothers Network (“WB”) affiliate KASW-TV, both in Phoenix.
Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 17 Alfred I. duPont-Columbia Awards, 16 George Foster Peabody Awards and 28 Edward R. Murrow Awards– the industry’s most prestigious honors.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 3

The following table sets forth information for the Company’s television stations (including the station which it operates through an LMA) and their markets as of December 31, 2005:

							Number of
							Commercial	Station		Station
	Market			Year	Network	Analog	Stations in	Rank in		Audience Share
Market	Rank(1)		Station	Acquired	Affiliation	Channel	Market(2)	Market(3)		in Market(4)

Dallas/ Fort Worth	7		WFAA	1950	ABC	8	16	1		11
Houston	10		KHOU	1984	CBS	11	15	1		13
Seattle/Tacoma	13		KING	1997	NBC	5	13	1		13
Seattle/Tacoma	13		KONG	2000	IND	16	13	5	*	2
Phoenix	14		KTVK	1999	IND	3	13	1	*	7
Phoenix	14		KASW	2000	WB	61	13	7	*	3
St. Louis	21		KMOV	1997	CBS	4	8	2		14
Portland	23		KGW	1997	NBC	8	8	1	*	12
Charlotte	27		WCNC	1997	NBC	36	8	3		8
San Antonio	37		KENS	1997	CBS	5	10	2		12
San Antonio (5)	37		KBEJ	–	UPN	2	10	9		1
Hampton/Norfolk	42		WVEC	1984	ABC	13	8	1		12
New Orleans	43	(6)	WWL	1994	CBS	4	8	1	(6)	18	(6)
Louisville	50		WHAS	1997	ABC	11	7	2		12
Austin	53		KVUE	1999	ABC	24	7	1		12
Tucson	71		KMSB	1997	FOX	11	9	4	*	4
Tucson	71		KTTU	2002	UPN	18	9	4	*	2
Spokane	78		KREM	1997	CBS	2	7	1	*	15
Spokane	78		KSKN	2001	WB	22	7	5		2
Boise(7)	119		KTVB	1997	NBC	7	5	1		26

(1)	Market rank is based on the relative size of the television market Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2005 Nielsen Media Research report.
(2)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	Station rank is derived from the station’s rating, which is based on the November 2005 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.
(4)	Station audience share is based on the November 2005 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.
(5)	Belo entered into an agreement to operate KBEJ-TV through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.
(6)	Represents WWL and New Orleans information as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen did not include New Orleans in its November 2005 ratings.
(7)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

*	Tied with one or more other stations in the market.
The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is affected by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, the local economic conditions in general, and the popularity of the station’s programming. In 2005, approximately 90 percent of total Television Group revenues were derived from advertising spot revenues. A large percentage of the advertising spot revenues are generated from the automotive industry. Advertising revenues from the automotive industry totaled approximately 25 percent of total Television Group revenues in 2005.
The normal operations and revenues of the Company’s television station in New Orleans, WWL-TV, were disrupted significantly by Hurricane Katrina, although the station sustained only minimal damage to its physical property and equipment. WWL-TV managed to broadcast throughout the disaster from temporary facilities and in October 2005 resumed broadcasting from its own facilities in New Orleans. However, the hurricane adversely affected the station’s revenues due to its effect on a significant number of New Orleans’ advertisers. The Company has estimated its lost revenues from Hurricane Katrina were approximately $7,200 in 2005. The Company also incurred approximately $4,100 in incremental expenses related to Hurricane Katrina in 2005. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate a portion of the near-term financial effects of Hurricane Katrina. The Company has not recorded any potential recovery from insurance proceeds in its results of operations for 2005.
On July 8, 2005, the Company announced an agreement to purchase WUPL-TV, the UPN affiliate in New Orleans, from Infinity Radio, Inc., a subsidiary of CBS Corporation, for $14,500 in cash, subject to FCC approval and other customary closing conditions. On January 5, 2006, Infinity Radio, Inc., plaintiff, filed a complaint against Belo Corp. and Belo TV, Inc.,
PAGE 4  Belo Corp. 2005 Annual Report on Form 10-K

a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York, alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. Belo believes the complaint is without merit and intends to vigorously defend against it.
Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2005 .comScore Ratings, the Company has seven of the top 50 local television-affiliated Web sites in the U.S. During 2005, the Company integrated its interactive media business and Web sites into their related operating companies. Revenues for the Television Group’s interactive media in 2005 represented 1.7 percent of the total Television Group revenues and were derived principally from advertising on the various Television Group Web sites.
The Company has network affiliation agreements with ABC, CBS, NBC, FOX, WB and UPN. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Many, but not all, of the Company’s stations may receive network compensation for broadcasting network programming. Approximately 4 percent of total Television Group revenues were derived from network compensation in 2005. Over time, network compensation is expected to decline.
The Company has a balanced portfolio of broadcast network-affiliated stations with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large-market station associated with each network. As such, Belo’s Television Group revenue streams are not significantly affected by which broadcast network leads primetime. Belo also owns two independent (“IND”) stations, two WB affiliates, one FOX affiliate and one United Paramount Network (“UPN”) affiliate, and operates one additional UPN affiliate through an LMA. In January 2006, it was announced that the UPN and WB networks will cease operations and that a new network, The CW, will be formed by merging the WB and UPN networks. The Company is currently evaluating the impact of these changes on its operations, but does not expect these changes to have a material impact on its results of operations.
The Company also owns regional cable news operations including Texas Cable News (“TXCN”) in Dallas, Texas, Northwest Cable News (“NWCN”) in Seattle, Washington and 24/7 NewsChannel (“24/7”) in Boise, Idaho, which provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations and newspapers in Texas and television stations in Washington, Oregon and Idaho. The Company also operates, through joint ventures, four cable news channels in partnership with Cox Communications and others, which channels provide local news coverage in New Orleans, Louisiana (NewsWatch on Channel 15), Phoenix, Arizona (Arizona NewsChannel and !Mas! Arizona) and Hampton/ Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. During 2005, approximately 2 percent of total Television Group revenues were derived from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees.
Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is based primarily on programming content and advertising rates. The four major national television networks are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Belo’s businesses may also compete with each other for national, regional and local advertising. Additionally, the Company’s competitors in the Television Group include other broadcast, cable and satellite television stations, local, regional and national newspapers, magazines, radio, direct mail, yellow pages, the Internet and other media. Advertising rates are set based upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the amount of advertisers competing for the available time.
Newspaper Group
Belo’s publishing roots began with The Galveston Daily News, which began publication in 1842. Today, Belo’s Newspaper Group includes four daily newspapers, The Dallas Morning News, The Providence Journal, The Press-Enterprise and the Denton Record-Chronicle. They provide extensive local, state, national and international news. In addition to these four daily newspapers, Belo publishes various niche products in these same markets. Belo also operates certain commercial printing businesses.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 5

The Dallas Morning News was established in 1885 and is one of the leading newspaper franchises in America. Its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive news and information, and community service. The Dallas Morning News is distributed primarily in Dallas County and the 11 surrounding counties. It has earned seven Pulitzer Prizes since 1986 for its news reporting and photography.
The Providence Journal, acquired by Belo in February 1997, is the Company’s second-largest publication based on total circulation. The Providence Journal is the leading newspaper in Rhode Island and southeastern Massachusetts. The Providence Journal is America’s oldest major daily newspaper of general circulation and continuous publication and has won four Pulitzer Prizes.
The Press-Enterprise, the Company’s third-largest publication, was acquired in July 1997. The Press-Enterprise is distributed throughout the Inland Empire area of southern California, which includes Riverside and San Bernardino counties. It has a long history of journalistic excellence and has won one Pulitzer Prize.
The following table sets forth information concerning the Company’s primary daily newspaper operations:

		2005				2004

		Daily		Sunday		Daily		Sunday
Newspaper	Location	Circulation(1)		Circulation		Circulation(1)		Circulation

The Dallas Morning News	Dallas, TX	462,075	(2)	640,742	(2)	497,628	(3)	693,981	(3)
The Providence Journal	Providence, RI	163,909	(4)	231,593	(4)	168,021	(4)	236,476	(4)
The Press-Enterprise	Riverside, CA	176,585	(5)	179,390	(5)	182,682	(5)	186,790	(5)
Denton Record-Chronicle	Denton, TX	13,657	(6)	17,153	(6)	14,676	(6)	17,821	(6)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.
(2)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations’ (the “Audit Bureau”) audit report for the six-month period ended September 30, 2005.
(3)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six-month period ended September 30, 2004. The Audit Bureau did not release this Publisher’s Statement. See further discussion below.
(4)	Average paid circulation data for The Providence Journal is according to the Audit Bureau’s FAS-FAX reports for the six-month period ended September 30, 2005 and the six-month period ended September 30, 2004.
(5)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six-month period ended September 30, 2005 and according to the Audit Bureau’s FAS-FAX report for the six months ended September 30, 2004.
(6)	Circulation data for the Denton Record-Chronicle is taken from its Publisher’s Statement for the six-month periods ended September 30, 2005 and 2004.
Belo’s Newspaper Group derives its revenues primarily from the sale of advertising and newspapers and commercial printing. For the year ended December 31, 2005, advertising revenues accounted for approximately 84 percent of total Newspaper Group revenues. A large percentage of the advertising revenues is generated from the automotive, real estate and employment categories. Advertising revenues from these sources totaled approximately 33 percent of total Newspaper Group advertising revenues for 2005. Circulation revenues accounted for approximately 12 percent of total Newspaper Group revenues for 2005. Prices for the Company’s newspapers are established individually for each newspaper. Approximately 74 percent of the weekday and 66 percent of the Sunday circulation were sold through home delivery in 2005; the remainder was sold primarily through single copy sales. Effective April 1, 2006, The Dallas Morning News will cease distribution to areas approximately 200 miles or more outside of the Dallas/ Fort Worth DMA, with the exception of Austin, the capital city of Texas. Commercial printing accounted for most of the remainder of the Newspaper Group revenues.
Interactive editions of Belo’s newspapers provide consumers with accurate and timely news and information. The Company’s newspaper-affiliated Web sites for The Dallas Morning News and The Providence Journal are the leading local media sites in their respective markets. During 2005, the Company integrated its interactive media business and Web sites into their related operating companies. Revenues for the Newspaper Group’s interactive media in 2005 represented approximately 4 percent of the total Newspaper Group revenues and were derived principally from advertising on the various Newspaper Group Web sites.
The basic material used in publishing Belo’s newspapers is newsprint. Currently, most of Belo’s newsprint is obtained through a purchasing consortium of which Belo is a member. The Providence Journal purchases approximately 50 percent of its newsprint from other suppliers under long-term contracts; these contracts provide for certain minimum purchases per year. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.
During 2005, Belo’s publishing operations consumed approximately 201,897 metric tons of newsprint at an average cost of $562 per metric ton. Consumption of newsprint in the previous year was approximately 211,950 metric tons at an average cost per metric ton of $509. Newsprint prices increased approximately 10 percent in 2005. The average price of newsprint is
PAGE 6  Belo Corp. 2005 Annual Report on Form 10-K

expected to be higher in 2006 than in 2005, although the amount and timing of any increase cannot be predicted with certainty.
Competition for the Newspaper Group consists of competition for advertising dollars and circulation. The competition for advertising expenditures comes from local, regional and national newspapers, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet and other media. Belo’s businesses may also compete with each other for national, regional and local advertising. The Dallas Morning News has one major metropolitan daily newspaper competitor in certain areas of the Dallas/ Fort Worth market. The Providence Journal competes with five daily newspapers in the Rhode Island and southeastern Massachusetts markets. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.
On August 5, 2004, the Company announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, the Company announced a voluntary advertiser plan developed by management. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,600, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. Payments under the plan were made without the condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. Credits earned were to be used by the end of an advertiser’s contract period or February 28, 2005, whichever was later. Advertisers used approximately $2,873 in credits through December 31, 2005. There are no unused credits as of December 31, 2005.
On January 21, 2005, the Audit Bureau of Circulations (“Audit Bureau”) advised The Dallas Morning News that the Audit Bureau would not issue an audit report of the newspaper’s circulation for the twelve months ended March 31, 2004 or the six months ended September 30, 2004. The Audit Bureau concluded not to issue the 2004 audit reports for The Dallas Morning News due primarily to the absence of reliable records of independent contractors to support revised circulation figures for city single copy sales. The Audit Bureau advised The Dallas Morning News that sufficient records and data do exist to confirm the accuracy of circulation figures for the six-month period ended September 30, 2004 for all areas other than city single copy sales, and that these figures appear to be materially accurate. That Audit Bureau conclusion is consistent with the conclusion reached by the independent investigation conducted for the Audit Committee of Belo’s Board of Directors, which was completed in September 2004. The Audit Bureau’s bylaws require that the Audit Bureau’s Board of Directors approve the release of any Publisher’s Statement not subject to subsequent audit, and The Dallas Morning News requested such approval for the September 2004 Publisher’s Statement. The contents of the Publisher’s Statement were reviewed and discussed with the Audit Bureau prior to filing, including the methodologies used to estimate circulation in city single copy sales where reliable records do not exist for the entire period. On March 7, 2005, The Dallas Morning News was advised that the Audit Bureau’s Board of Directors declined the newspaper’s request to release the September 2004 Publisher’s Statement.
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
On February 3, 2006, the Audit Bureau released its audit of circulation figures filed by The Dallas Morning News in its Publisher’s Statement for the six-month period ended September 30, 2005.
FCC Regulation
General. Belo’s television broadcast operations are subject to the jurisdiction of the Federal Communications Commission (“FCC” or the “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to (1) determine stations’ operating frequencies, location and power; (2) issue, renew, revoke and modify station licenses; (3) regulate equipment used by stations; (4) impose penalties for violation of the Communications Act or FCC regulations; and (5) adopt regulations to carry out the Communications Act. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee
Belo Corp. 2005 Annual Report on Form 10-K PAGE 7

without prior FCC approval. Under the Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with television stations.
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

WCNC	December 1, 2004 (Renewal Application Pending)	(1)
WWL	June 1, 2005 (Renewal Application Pending)	(1)
WHAS	August 1, 2005 (Renewal Application Pending)	(1)
KMOV	February 1, 2006 (Renewal Application Pending)	(1)
KENS	August 1, 2006
KHOU	August 1, 2006
KVUE	August 1, 2006
WFAA	August 1, 2006
KASW	October 1, 2006
KMSB	October 1, 2006
KTTU	October 1, 2006
KTVB	October 1, 2006
KTVK	October 1, 2006
KING	February 1, 2007
KONG	February 1, 2007
KGW	February 1, 2007
KREM	February 1, 2007
KSKN	February 1, 2007
WVEC	October 1, 2012

(1)	Under the Commission’s rules, a license expiration date automatically is extended pending review and grant of the renewal application.
The licenses for both KBEJ-TV and KFWD-TV, the television stations for which the Company provides certain programming and other services, expire August 1, 2006.
Programming and Operations. Rules and policies of the FCC and other federal agencies, regulate certain programming practices and other areas affecting the business and operations of broadcast stations.
The Children’s Television Act of 1990 limits the amount of commercial matter in children’s television programs and requires each station to present educational and informational children’s programming. Pursuant to the FCC’s implementing rules, broadcasters are required to provide a minimum of three hours of children’s educational programming per week. In addition, in September 2004, the FCC issued “public interest” mandates relating to the implementation of digital television service (“DTV”) (which is discussed in detail below). Among other things, the FCC determined that the amount of children’s educational programming a DTV broadcaster must air will increase proportionally with the number of free video programming streams broadcast simultaneously (or “multicast”) by the broadcaster. The FCC also established restraints designed to address “commercialization” of children’s fare on both analog and digital programming. In late 2005, certain advocacy groups and entertainment companies challenged these new rules in federal court. The groups thereafter reached an agreement on a recommendation to the FCC that, if adopted, would resolve their concerns with the FCC’s rules. The FCC has stated that it will seek public comment on the parties’ recommendation, and Belo cannot predict how the FCC will act.
In July 2004, the FCC released a wide-ranging Notice of Inquiry into broadcasters’ localism practices. The notice evaluates whether additional regulation is necessary to ensure that licensees satisfy the programming needs and interests of local audiences. The proceeding remains pending, and Belo cannot predict its outcome.
The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment and reporting requirements. Licensees must retain documentation of each of the required recruitment activities and file periodic reports
PAGE 8  Belo Corp. 2005 Annual Report on Form 10-K

relating to the EEO requirements. Broadcasters are subject to random audits to ensure compliance with the EEO rules and could be sanctioned for noncompliance.
The FCC stepped up its enforcement with respect to broadcast indecency over the past few years. In doing so, it has stated its willingness to find licensees liable for repeated violations during a single program (which can lead to significantly increased fines) and issued warnings about possible license revocation proceedings for serious violations. In addition, Congress is considering legislation that would increase the penalties for broadcasting indecent material.
Cable and Satellite Transmission of Local Television Signals. The FCC has adopted regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”).
In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television programming to direct broadcast satellite (“DBS”) viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate). The FCC has established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal.
The Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”) extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on DBS systems. Specifically, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they offer local broadcast service. The new statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing the station’s digital signal power. In February 2005, the FCC adopted rules relating to station eligibility for satellite carriage and subscriber eligibility for receiving signals, and which stations are entitled to ’significantly viewed’ status. In March 2005, the FCC adopted rules for carriage elections, unified retransmission consent negotiation, and a requirement that satellite carriers notify local broadcasters concerning carriage of significantly viewed signals.
Digital Television Service. In 1997, the FCC adopted rules for implementing DTV service, which will improve the technical quality of television signals received by viewers and give television broadcasters the ability to provide new services, including high-definition television. Broadcasters holding a license or construction permit for a full-power television station have, with certain limited exceptions, been temporarily assigned a second channel in order to provide either separate DTV programming or a simulcast of their analog programming. All Stations are required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. Currently, all full-power stations licensed to Belo are broadcasting digitally.
At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Congress has set February 17, 2009 as the date by which television broadcasters must cease analog broadcasts and surrender their analog spectrum to the government.
When the FCC adopted service rules for the digital television transition, it stated that it would periodically review the transition’s progress. The FCC initially decided to permit broadcasters to construct minimal DTV facilities (i.e., facilities that cover only their cities of license) while retaining interference protection for their allotted and maximized facilities. Five Belo stations are operating their digital signals at reduced power pursuant to such authority. In September 2004, the FCC set deadlines by which broadcasters operating with minimal (e.g., reduced power) DTV facilities must either provide DTV service to their full authorized coverage areas or lose interference protection to the unserved areas. In addition, the decision established a multi-step process by which broadcasters may select their post-transition DTV channel within the core DTV spectrum (Channels 2-51). This process began in November 2004, with a goal of having all channel assignments finalized by the end of 2006.
In January 2001, the FCC issued a decision regarding the carriage (“must carry”) rights of digital broadcasters on cable and certain DBS systems in which the FCC determined that (1) digital-only stations are entitled to must carry rights; and (2) a digital-only station asserting must carry rights is entitled to carriage only of a single programming stream and other “program-related” content, regardless of the number of programs that it multicasts. In February 2005, the Commission
Belo Corp. 2005 Annual Report on Form 10-K PAGE 9

(1) affirmed its prior tentative conclusion not to accord broadcasters the rights to simultaneous carriage of their analog and digital signals and (2) affirmed its prior determination that cable operators need not carry more than a single digital programming stream from any particular broadcaster.
Pursuant to the FCC’s rules, all new television sets and all TV interface devices (VCRs, etc.) must include, by 2007, the capability of tuning and decoding over-the-air digital signals. In addition, the FCC has adopted “plug-and-play” rules for cable adaptability. Under these rules, consumers should be able to plug their cable connection directly into their digital television sets, without the need for a set-top box. These rules cover one-way programming only; the cable and electronics industries are negotiating an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view and cable operator-enhanced electronic programming guides. Belo cannot predict the outcome of those negotiations.
In 2003, the FCC adopted anti-piracy protection for digital television in the form of a “broadcast flag.” The broadcast flag is a digital code that can be embedded in a digital program stream and allows a broadcaster, in its discretion, to prevent mass distribution of its digital signal over the Internet, without affecting the ability of consumers to make limited digital copies. On May 6, 2005, however, the United States Court of Appeals for the D.C. Circuit struck down the FCC’s broadcast flag requirements as being beyond the agency’s statutory authority. It is possible that Congress could enact legislation in this area.
Broadcasters may either provide a single DTV signal or multicast several program streams in lower resolution DTV formats. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services — such as subscription video, data transfer or audio signals — provided such services do not interfere with the mandatory free digital broadcasts. Stations using DTV spectrum for subscription services must pay the government a fee of 5 percent of gross revenues received from such use of the digital spectrum.
The FCC is also considering issues such as whether a licensee’s public interest obligations attach to DTV service as a whole or to each program stream offered by the licensee; whether the Commission should establish more specific public interest requirements for digital broadcasters; and the improvement of political candidates’ access to television. Belo cannot predict the outcome of these proceedings.
Ownership Rules. The FCC’s ownership rules affect the number, type and location of broadcast and newspaper properties that Belo may hold or acquire in the future. The rules now in effect limit the aggregate national audience that a broadcaster may reach through television stations that it owns, operates, or controls, or in which it has an “attributable” interest (as described below). FCC rules also limit the common ownership, operation, or control of, as well as the acquisition or retention of attributable interests in:

•	TV stations serving the same area (the television “duopoly” rule);
•	TV and radio stations serving the same area (the radio/television cross-ownership rule); and
•	TV stations and daily newspapers serving the same area (the newspaper/ broadcast cross-ownership rule).
In addition, the Communications Act prohibits direct or indirect record ownership of a broadcast licensee or the power to vote more than one-fourth of a licensee’s stock from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.
The FCC completed a review of its ownership rules in 2003, relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. On June 24, 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the Commission’s 2003 rules. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. In January 2005, several parties, including Belo, filed petitions for Supreme Court review of the Third Circuit’s decision, but the Supreme Court declined to review the decision. As a result, the restrictions in place prior to the FCC’s 2003 rules decision generally continue to govern media transactions, pending completion of the agency proceedings on remand and/or possible legislative intervention. The discussion below reviews the changes contemplated in the FCC’s 2003 rules decision and the Third Circuit’s response to the revised ownership rules that the Commission adopted.

1.	Local Television Ownership
In 2003, the FCC relaxed the local television ownership rule by eliminating its “eight voices” test, which barred co-ownership of two TV stations in a local market unless at least eight independently owned, full-power television stations, or
PAGE 10  Belo Corp. 2005 Annual Report on Form 10-K

“voices,” remained. The modified rule would have permitted a company to own two stations in any market with at least five “voices.” In the largest markets– those with at least 18 stations–a company would have been permitted to own three stations. Under the limit, both duopolies and triopolies would be subject to the Commission’s “top four” limitation, meaning that no more than one of the co-owned stations may be ranked among the top four in audience ratings. The Third Circuit upheld the top-four rule, but remanded for further consideration the other numerical limits applicable to same-market TV station combinations. The “eight voices” requirement of the pre-2003 rules therefore remains in effect.

2.	Cross-Media Limits
The newspaper/ broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community.(1) The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the number of independently owned media voices that remain. The cross-media limits adopted by the FCC in 2003 would have supplanted both rules with three different categories of restrictions based on the number of commercial and noncommercial full-power television stations in the market. First, in markets with three or fewer TV stations, the FCC would have prohibited any cross-ownership among TV stations, radio stations, and daily newspapers. Second, in markets with between four and eight TV stations, the agency would have permitted limited cross-ownership. Finally, in local markets with nine or more TV stations, the Commission would have allowed any newspaper and broadcast cross-media combinations, so long as they comply with the local TV ownership rule and local radio ownership rule. The Third Circuit remanded the new cross-media limits to the Commission for further consideration, and the pre-2003 newspaper/ broadcast cross-ownership prohibition was left in place.

3.	National Television Station Ownership Cap
The national cap on the percentage of U.S. households that a single owner can reach through commonly owned television stations is currently set at 39 percent.
Attribution Rules. Pursuant to FCC rules, the following positions and interests generally are considered “attributable” or recognized, for purposes of applying the agency’s broadcast ownership restrictions in a particular licensee or group situation:

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
The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters are now, or may become, the subject of court litigation and Belo cannot predict the outcome of any such litigation or the effect on its business.
Employees
As of December 31, 2005, the Company had approximately 6,600 full-time and 1,200 part-time employees, including approximately 1,300 employees represented by various employee unions. Approximately 45 percent of these union employees are located in Providence, Rhode Island; the remaining union employees work at various television stations and other properties. Belo believes its relations with its employees are satisfactory.

(1)	Belo’s ownership of both The Dallas Morning News and WFAA-TV in the Dallas/ Fort Worth market predates the adoption of the FCC’s rules regarding newspaper/ broadcast cross-ownership and was “grandfathered” by the FCC.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 11

Available Information
Belo maintains its corporate Web site at www.belo.com. Belo makes available free of charge on www.belo.com this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.
Item 1A. Risk Factors
Sections of this Annual Report on Form 10-K and management’s public comments from time to time may contain certain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting our operations, both known and unknown. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. The following discussion identifies some of the factors that may cause actual results to differ materially from expectations. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.
Decreases in advertising spending, resulting from economic downturn, war, terrorism, natural disasters or other factors, could adversely affect our financial condition and results of operations.
Ninety percent or more of our revenues for the last three years were generated from the sale of local, regional and national advertising appearing in our newspapers and for broadcast on our television stations. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could have an adverse effect on our financial condition and results of operations. Also, our advertising revenue tends to decline in times of national or local crisis because our television stations broadcast more news coverage and sell less advertising time.
Our advertising revenues depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores, and local economic conditions in general. Two of our largest operating units, The Dallas Morning News and WFAA-TV, are located in the Dallas/ Fort Worth metropolitan market, from which we derived between 40 percent and 42 percent of our operating revenue over the last three years. Adverse conditions in this local market may be more significant than in other Company markets.
Our revenues and results of operations are subject to seasonal, cyclical and other fluctuations that we expect to continue in future periods. In particular, we experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even numbered years, advertising revenues fluctuate based on uncertain demand for political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even numbered years. Other seasonal and cyclical factors that affect our revenues and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices and general economic factors. Fluctuations in revenues and results of operations may cause our stock price to be volatile.
Our diversified media businesses operate in highly competitive markets, and our ability to maintain market share and general revenues is dependent on how effectively we compare with existing and new competition.
Our diversified media businesses operate in highly competitive markets. Our newspapers and television stations compete for audiences and advertising revenue with other newspapers and other broadcast and cable television stations, as well as with other media such as magazines, satellite television and the Internet. Some of our current and potential competitors may have greater financial, marketing, programming and broadcasting resources than we do.
Our newspaper publications and television stations generate significant percentages of their advertising revenues from limited numbers of sources, including the automotive industry and classified advertising. In recent years, Web sites dedicated to recruitment, real estate and automobile sales have become significant competitors of Belo’s newspapers and Web sites for classified advertising. As a result, even in the absence of a recession or economic downturn, technological, industry or other changes specifically impacting these advertising sources could reduce advertising revenues and adversely effect our financial condition and results of operations.
PAGE 12  Belo Corp. 2005 Annual Report on Form 10-K

In the Newspaper Group, our revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet and other media. The National Do Not Call Registry has impacted the way newspapers sell home-delivery circulation, particularly for the larger newspapers which historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality and customer service. On occasion, our businesses compete with each other for national, regional and local advertising. Our local and regional competitors in community newspapers are typically unique to each market, but we have many competitors for advertising revenues that may be larger and have greater financial and distribution resources than do we. Circulation revenues and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics such as people ages 18-35. We may incur higher costs competing for advertising expenditures and paid circulation. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline and our financial condition and results of operations may be adversely affected.
Our Television Group competes for audiences and advertising revenues primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the introduction of competitive local news or other programming by cable, satellite or Internet providers, or the adoption of competitive formats by existing stations could result in lower ratings and have an adverse effect on our financial condition and results of operations.
In addition, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who may have a greater national scope and can offer a greater variety of national and syndicated programming for audiences and enhanced opportunities for advertisers to reach broader markets.
If we are unable to respond to changes in technology and evolving industry trends, our newspaper and television businesses may not be able to compete effectively.
New technologies could also adversely affect our newspapers and television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet and home video and entertainment systems have fractionalized newspaper readership and television viewing audiences. Over the past decade, cable television programming services and the Internet have captured an increasing market share, while the aggregate circulation of the major newspapers and viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase our programming costs or impair our ability to acquire desired programming.
In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these technological changes will have on the television industry or the future results of our Television Group businesses.
A significant increase in the cost of newsprint or a reduction in the availability of newsprint could adversely impact our publishing business.
The basic raw material for newspapers is newsprint. The cost of our newsprint consumption related to our publications totaled approximately $113,388, $107,979 and $101,588 in 2005, 2004 and 2003, respectively, which was between 13 percent and 14 percent of our Newspaper Group revenues for those years. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers. This consolidation has led to paper mill closures and conversions to other grades of paper, which in turn have decreased overall newsprint capacity and
Belo Corp. 2005 Annual Report on Form 10-K PAGE 13

increased the likelihood of price increases in the future. We currently purchase most of Belo’s newsprint through a purchasing consortium of which Belo is a member. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could adversely effect our financial condition and results of operations.
The costs of television programming may increase, which could adversely affect our results of operations.
Programming is a significant operating cost in our television operations. We cannot be certain that we will not be exposed in the future to an increase in programming costs. Should such an increase occur, it could have an adverse effect on our results of operations. In addition, television networks have been seeking arrangements from their affiliates to share the networks’ programming costs and to eliminate network compensation traditionally paid to broadcast affiliates. We cannot predict the nature or scope of any such potential compensation arrangements or the effect, if any, on our operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs and decrease station earnings.
The loss or modification of network affiliation agreements could adversely affect our results of operations.
The non-renewal or termination of network affiliation agreements could have a material adverse effect on our results of operations. The Company has four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, two each affiliated with UPN and WB, and one affiliated with FOX. Each of the networks generally provides our affiliated stations with 22 hours of prime time programming per week in the case of the Big-Three networks (ABC, CBS, and NBC) and 13 hours of prime time programming per week in the case of WB and UPN. Each of these agreements is subject to periodic renewal. In addition, some of the networks with which our stations are affiliated have required us and other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliate compensation and, in some cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.
In January 2006, it was announced that the UPN and WB networks will cease operations and that a new network, The CW, will be formed. The Company is currently evaluating the impact of these changes on its operations, but does not expect these changes to have a material impact on its operations.
Regulatory changes may impact the Company’s strategy and increase competition and operating costs in our media businesses.
As described in this Annual Report on Form 10-K under “Item 1 — Business — FCC Regulation,” our television business is subject to extensive and changing federal regulation. Changes in current regulations or the adoption of new laws and policies could impact the Company’s strategy, increase competition and the Company’s operating costs, and adversely affect our financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and cross-ownerships of newspapers and television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess. Federal law also regulates indecency on broadcast televisions, political advertising rates and children’s programming. The television industry is transitioning from analog to digital transmissions and Congress has set February 17, 2009 as the date by which broadcasters must cease analog broadcasts and return their analog spectrum to the government.
Adverse results from pending or new litigation or governmental proceedings or investigations could adversely impact our financial condition and results of operations.
From time to time the Company and its subsidiaries are subject to litigation and governmental proceedings and investigations. Current matters include those described under “Item 3 — Legal Proceedings.” Adverse determinations in any of these pending or future matters could require us to make monetary payments or result in other sanctions or findings that could adversely affect our businesses, including renewal of our FCC licenses, and financial condition and results of operations.
PAGE 14  Belo Corp. 2005 Annual Report on Form 10-K

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.
Our television business depends upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2004 and 2012 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected stations and generating revenues.
We depend on key personnel, and we may not be able to operate and grow our businesses effectively if we lose the services of any of our senior executive officers or are unable to attract and retain qualified personnel in the future.
We depend on the efforts of our senior executive officers. The success of our business depends heavily on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our key personnel. We have not entered into employment agreements with our key management personnel and we do not have “key person” insurance for any of our executive officers or key personnel.
Our businesses may be negatively affected by work stoppages, slowdowns or strikes by our employees.
Currently, there are 23 bargaining agreements with unions representing approximately 1,300 (or approximately 17 percent) of our total number of full and part-time employees. All of these agreements will expire within the next four years, unless extended. We cannot assure investors about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our businesses, or the possible effect of future collective bargaining agreements on our financial condition and results of operations. We also cannot assure investors that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations.
We have a large amount of indebtedness.
We currently use a portion of our operating cash flow for debt service. At December 31, 2005, we had debt outstanding of $1,244,875 and shareholders’ equity of $1,533,481. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes.
Our level of indebtedness could, for example:

•	Require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, dividends, acquisitions and other general corporate activities;
•	Limit our ability to obtain additional financing in the future;
•	Expose us to greater interest rate risk since the interest rates on our credit facilities vary; and
•	Impair our ability to successfully withstand a downturn in our businesses or the economy in general and place us at a disadvantage relative to our less leveraged competitors.
In addition our debt instruments require us to comply with covenants. The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default, which, if not cured or waived, would permit acceleration of our indebtedness and payment obligations.
Changes in accounting standards can significantly impact reported earnings and operating results.
Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results. See “Item 7 — Management’s Discussions and Analysis of
Belo Corp. 2005 Annual Report on Form 10-K PAGE 15

Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Item 8 “Financial Statements and Supplementary Data”, Consolidated Financial Statements, Note 17 — Segment Information in this Annual Report on Form 10-K.
We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods it would reduce net income.
Approximately $2,582,566, or 72 percent, of our total assets as of December 31, 2005 consisted of intangible assets, principally broadcast licenses and goodwill. Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” requires, among other things, the annual impairment testing of broadcast licenses and goodwill. If in the future the estimated fair value of these intangible assets decreased, we would be required to record an impairment charge that could adversely impact our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Television Group
At December 31, 2005, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona for the digital transmission of KMSB-TV and for both the digital and analog transmission of KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.
TXCN’s operations are conducted from a fully-equipped digital television facility owned by the Company and located in downtown Dallas, Texas. NWCN conducts its regional cable news operations from the company-owned broadcasting facility in Seattle, Washington.
The Company leases a facility in Washington, D.C. that is used by its television and newspaper operations for the gathering and distribution of news from the nation’s capital. This facility includes broadcast and production studios as well as general office space.
Newspaper Group
The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas, to print The Dallas Morning News, the Denton Record-Chronicle and other publications. Additional operations of The Dallas Morning News are housed in a Company-owned, four-story building in downtown Dallas. The non-production operations of the Denton Record-Chronicle are housed in a Company-owned, two-story building in Denton, Texas.
The Company also owns and operates a newspaper printing facility in Providence, Rhode Island, for The Providence Journal. The remainder of The Providence Journal’s operations is housed in a Company-owned, five-story building in downtown Providence.
The Company owns and operates a newspaper publishing facility and a commercial printing facility in downtown Riverside, California for The Press-Enterprise and other Company and third party publications. The non-production operations of The Press-Enterprise are also housed in this facility.
Corporate
The Company owns an office building in downtown Dallas, Texas that houses the Company’s corporate operations and several departments of The Dallas Morning News. The Company also leases space in Irving, Texas for its secondary data center.
PAGE 16  Belo Corp. 2005 Annual Report on Form 10-K

The Company has additional leasehold and other interests that are used in its activities, which interests are not material. The Company believes its properties are in satisfactory condition and are well maintained and that such properties are adequate for present operations.
Item 3. Legal Proceedings
On January 5, 2006, Infinity Radio, Inc., a subsidiary of CBS Corporation, plaintiff, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it.
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order pending the federal court’s decision on the motion to dismiss the purported shareholder case described below.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd, and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. On September 30, 2005, plaintiffs filed their response to defendants’ motion and on October 31, 2005, defendants filed their reply. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
The Company has received subpoenas from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.
A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 17

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

		High	Low	Close	Dividends

2005	Fourth Quarter	$23.57	$20.74	$21.41	$.100
	Third Quarter	$24.71	$22.09	$22.86	$.100
	Second Quarter	$24.96	$22.09	$24.10	$.100
	First Quarter	$26.45	$22.58	$24.14	$.100

2004	Fourth Quarter	$26.32	$22.10	$26.24	$.100
	Third Quarter	$26.99	$18.00	$22.54	$.095
	Second Quarter	$29.90	$25.48	$26.85	$.095
	First Quarter	$29.75	$26.09	$27.76	$.095

On February 28, 2006, the closing price for the Company’s Series A Common Stock as reported on the New York Stock Exchange was $21.24. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 592 and 346, respectively.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended December 31, 2005. The Company did not repurchase any shares of Series B Common Stock during the quarter ended December 31, 2005.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(1)

September 30, 2005	–	–	–	9,914,219
October 1, 2005 through October 31, 2005	1,035,000	21.83	1,035,000	8,879,219
November 1, 2005 through November 30, 2005	1,260,000	22.17	1,260,000	7,619,219
December 1, 2005 through December 31, 2005	1,020,000	21.56	1,020,000	21,599,219	(3)

Total(2)	3,315,000	$21.88	3,315,000	21,599,219	(3)

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. As of December 31, 2005, the Company had 6,599,219 remaining shares under this purchase authority. Pursuant to these authorizations, on November 21, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ended in early 2006. There is no expiration date for this repurchase program. Pursuant to these authorizations, on March 6, 2006, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that will end in the second quarter of 2006.
PAGE 18  Belo Corp. 2005 Annual Report on Form 10-K

(2)	In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2005, no shares were purchased under this program. There is no expiration date for this repurchase program.
(3)	On December 9, 2005, the Company’s Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. There is no expiration date for this repurchase program.
Item 6. Selected Financial Data
The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2005. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data,” including the Notes thereto.

In thousands, except per share amounts	2005	2004	2003	2002	2001

Net operating revenues:(a)
Television Group revenues	$703,426	$741,154	$677,392	$685,452	$622,946
Newspaper Group revenues(b)	817,808	774,598	763,652	747,673	747,130

Total net operating revenues(a)	$1,521,234	$1,515,752	$1,441,044	$1,433,125	$1,370,076
Operating costs and expenses:(a)
Television Group	$474,619	$475,945	$458,013	$458,628	$448,743
Newspaper Group	682,543	650,679	616,457	602,136	619,817
Corporate	68,126	66,944	56,323	59,166	137,836

Total operating expenses(a)	$1,225,288	$1,193,568	$1,130,793	$1,119,930	$1,206,396
Earnings from operations	$295,946	$322,184	$310,251	$313,195	$163,680
Other income and expense(c)	(88,986)	(106,383)	(100,791)	(99,741)	(141,917)
Income taxes	(79,272)	(83,305)	(80,935)	(82,328)	(24,449)

Net earnings (loss)(d)(e)	$127,688	$132,496	$128,525	$131,126	$(2,686)

Per share amounts:
Basic earnings (loss) per share	$1.14	$1.15	$1.13	$1.17	$(.02)
Diluted earnings (loss) per share	$1.12	$1.13	$1.11	$1.15	$(.02)
Cash dividends paid	$.40	$.385	$.36	$.30	$.30

Total assets	$3,589,213	$3,588,000	$3,602,601	$3,614,055	$3,671,604
Long-term debt	$1,244,875	$1,170,150	$1,270,900	$1,441,200	$1,696,900
Other data:
Consolidated EBITDA(f)	$393,855	$404,115	$403,298	$423,572	$317,429
Depreciation and amortization(d)	(95,891)	(98,150)	(100,228)	(105,332)	(183,010)
Interest expense	(91,004)	(90,164)	(93,610)	(104,786)	(112,656)
Income taxes	(79,272)	(83,305)	(80,935)	(82,328)	(24,449)

Net earnings (loss)(d)(e)	$127,688	$132,496	$128,525	$131,126	$(2,686)

(a)	In 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. Additionally, Belo combined the Other Group into the Television Group. Information for prior years has been reclassified to conform with the current presentation.
(b)	In 2004, Newspaper Group included a reduction in revenue of $19,629 related to The Dallas Morning News’ advertiser plan. See “Other Matters” below.
(c)	In 2004, Belo recorded a charge of $11,528 related to the write-down of its investment in the Time Warner cable channel news joint ventures. In 2001, Belo recorded a $28,785 charge to write-down the investments in certain Internet-related companies.
(d)	Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Intangible Assets” and ceased the amortization of goodwill and certain other intangibles with indefinite lives. See Note 4 to the Consolidated Financial Statements.
(e)	Net earnings in 2004 included charges related to the write-down of the Time Warner investment of $11,678 (including $150 in legal fees) and The Dallas Morning News circulation overstatement of $23,500. Net loss in 2001 includes a charge of $28,785 for the write-down of certain Internet investments.
(f)	The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the other sections of the Annual Report on Form 10-K, including Item 1-Business, Item 1A-Risk Factors, Item 6-Selected Financial Data, Item 7A-Quantitative and Qualitative Disclosures about Market Risks, Item 8-Financial Statements and Supplementary Data and Item 9A-Controls and Procedures. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A-Risk Factors.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 19

All references to earnings per share represent diluted earnings per share.
Overview
Belo began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading and award-winning television stations and newspapers. Belo is a Fortune 1000 company with $1.52 billion in 2005 revenues. Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations, manages one television station through a LMA, owns three cable news channels and publishes four daily newspapers. Belo also operates more than 30 Web sites, several interactive alliances and a broad range of Internet-based products.
The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber. It has applied those principles for over 163 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.
Effective January 1, 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. Additionally, in 2005, Belo combined the Other Group information, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the 2004 and 2003 previously reported segment amounts to conform to the current year presentation. Belo now operates its business in two primary segments, the Television Group and the Newspaper Group. The Television Group consists of the Company’s 19 television stations, one station operated under an LMA, and three cable news channels, along with its ownership interests in four other cable news channels. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operate within the United States and compete against similar and other types of media on a local regional and national basis.
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
Certain amounts for prior years have been reclassified to conform to the current year presentation. See Item 8 “Financial Statements and Supplementary Data,” Consolidated Financial Statements, Note 17– Segment Information in this Annual Report on Form 10-K.
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

		Percentage		Percentage
Year Ended December 31,	2005	Change	2004	Change	2003

Net operating revenues	$1,521,234	0.4%	$1,515,752	5.2%	$1,441,044
Operating costs and expenses	(1,225,288)	2.7%	(1,193,568)	5.6%	(1,130,793)

Earnings from operations	295,946	(8.1)%	322,184	3.8%	310,251
Other income (expense)	(88,986)	(16.4)%	(106,383)	5.5%	(100,791)

Earnings before income taxes	206,960	(4.1)%	215,801	3.0%	209,460
Income taxes	(79,272)	(4.8)%	(83,305)	2.9%	(80,935)

Net earnings	$127,688	(3.6)%	$132,496	3.1%	$128,525

Total net operating revenues in 2005 were relatively flat as compared with 2004 as increases in the Newspaper Group were almost entirely offset by a decrease in political advertising in the Television Group. Additionally, in 2004 the Newspaper Group recorded a $19,629 reduction in revenue associated with The Dallas Morning News voluntary advertiser plan. See the Newspaper Group and Other Matters discussions below. These increases were partially offset by lost revenue of approximately $7,200 related to Hurricane Katrina and to a lesser extent, Hurricane Rita. The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. The Company also derives revenues, to a much lesser
PAGE 20  Belo Corp. 2005 Annual Report on Form 10-K

extent, from the sale of daily newspapers, compensation paid by networks to its television stations for broadcasting network programming, subscription and data retrieval fees, and amounts charged to customers for commercial printing.
Total net operating revenues in 2004 increased 5.2 percent from 2003 as a result of revenue increases in both of the Company’s segments. This increase is primarily due to the cyclical increases in advertising demand which occur during even numbered years. During 2004, an even numbered political voting year, advertising revenues increased due to an increase in demand for political advertising in the Company’s markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, in 2004, the Company’s NBC affiliate stations experienced increased viewership and revenue during the Olympic broadcasts. These increases were partially offset by a $19,629 reduction in revenue associated with The Dallas Morning News’ voluntary advertiser plan. See the Newspaper Group and Other Matters discussions below.
Operating costs and expenses increased 2.7 percent in 2005 primarily related to incremental circulation expenses of $14,300 at The Dallas Morning News related to the change in distribution method of the newspaper as discussed further below, $9,000 in planned incremental advertising across both segments and approximately $4,100 in costs related to Hurricanes Katrina and Rita. These increases were partially offset by a decrease in compensation and benefits due to the company-wide reduction in force in the fourth quarter of 2004.
Operating costs and expenses increased 5.6 percent in 2004 as compared to 2003. In 2004, the Company recorded a charge totaling $7,897 for severance costs and other expenses related to the reduction in force. In 2004, the Company also recorded approximately $3,900 in outside services expense related to the circulation overstatement at The Dallas Morning News. Additionally, the Company had a $5,523 increase in distribution expense related to new products introduced in the second half of 2003, and a $7,069 increase in newsprint, ink and other supplies.
Other income (expense), net, decreased 16.4 percent in 2005, primarily due to an $11,528 charge recorded in 2004 related to the discontinuation of the Belo and Time Warner joint ventures that operated local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. Other income (expense), net, increased 5.5 percent in 2004 as compared to 2003, primarily due to the $11,528 charge related to the Time Warner joint venture discontinuation.
The effective tax rate for 2005, 2004 and, 2003 was 38.3 percent, 38.6 percent and 38.6 percent, respectively. The effective tax rate is higher than the statutory tax rate primarily due to state income taxes.
As a result of the factors discussed above, the Company recorded net earnings of $127,688 ($1.12 per share) for 2005, compared with net earnings of $132,496 ($1.13 per share) for 2004, and net earnings of $128,525 ($1.11 per share) for 2003.
The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it in determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.
The Company uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
The following table presents a reconciliation of Consolidated EBITDA to net earnings for 2005, 2004 and 2003:

Year Ended December 31,	2005	2004	2003

Consolidated EBITDA	$393,855	$404,115	$403,298
Depreciation and amortization	(95,891)	(98,150)	(100,228)
Interest expense	(91,004)	(90,164)	(93,610)
Income taxes	(79,272)	(83,305)	(80,935)

Net earnings	$127,688	$132,496	$128,525

Consolidated EBITDA decreased $10,260 or 2.5 percent in 2005 compared to 2004, primarily due to a decrease in the Television Group segment EBITDA of $36,741 or 11.8 percent, and an increase in corporate expenses of $887 or
Belo Corp. 2005 Annual Report on Form 10-K PAGE 21

1.5 percent. These decreases were partially offset by an increase in the Newspaper Group segment EBITDA of $9,131 or 5.4 percent, and a decrease in Other income (expense) net, due to the charge of $11,528, in 2004 related to the discontinuation of the Time Warner joint ventures.
Consolidated EBITDA increased $817 or 0.2 percent in 2004 compared to 2003, primarily due to an increase in the Television Group segment EBITDA of $45,211 or 17.1%, partially offset by a decrease in the Newspaper Group segment EBITDA of $25,671 or 13.2 percent, an increase in corporate expenses of $10,621 or 18.9 percent and a charge of $11,528 in 2004, related to the discontinuation of the Time Warner joint ventures.
Television Group
The following discussion reviews operating results for the Company’s Television Group, which currently consists of 19 owned stations and one station operated through an LMA, plus three owned cable news stations and ownership interests in four others. The Television Group’s operating results for the last three years were as follows:

		Percentage		Percentage
Year Ended December 31,	2005	Change	2004	Change	2003

Net operating revenues	$703,426	(5.1)%	$741,154	9.4%	$677,392
Operating costs and expenses	474,619	(0.3)%	475,945	3.9%	458,013

Earnings from operations	228,807	(13.7)%	265,209	20.9%	219,379
Depreciation and amortization	44,709	(0.8)%	45,048	(1.4)%	45,667

Segment EBITDA(a)	$273,516	(11.8)%	$310,257	17.1%	$265,046

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Television Group revenues decreased 5.1 percent in 2005 and increased 9.4 percent in 2004. The table below presents the components of net operating revenues for the last three years:

		Percentage		Percentage
Year Ended December 31,	2005	Change	2004	Change	2003

Non-political advertising	$648,861	1.1%	$641,928	3.4%	$620,752
Political advertising	7,293	(86.3)%	53,025	415.7%	10,282
Other	47,272	2.3%	46,201	(0.3)%	46,358

Net operating revenues	$703,426	(5.1)%	$741,154	9.4%	$677,392

Non-political advertising revenues increased $6,933 or 1.1 percent in 2005. This increase is a combination of a $5,116 or 0.8 percent increase in local and national spot revenue and a $2,891 or 30.8 percent increase in revenue generated from the Television Group’s Web sites as compared with 2004. Spot revenue increases in the furniture, insurance and home improvement categories were partially offset by decreases in the automotive and telecom categories. National spot revenues increased 1.4 percent in 2005 as compared to 2004 primarily due to increases in the Houston, Dallas and Hampton/ Norfolk markets. Political advertising revenues decreased $45,732 or 86.3 percent in 2005 as compared with 2004, as 2004 was a national election year. Political revenues are generally higher in even number years than in odd numbered years due to elections for various state and national offices.
The normal operations and revenues of the Company’s television station in New Orleans, WWL-TV, were disrupted significantly by Hurricane Katrina, although the station did not sustain significant damage to its physical property and equipment. However, the hurricane adversely affected the station’s revenues due to its effect on a significant number of New Orleans’ advertisers. The Company has estimated its lost revenues from Hurricane Katrina were approximately $7,200 for 2005. The Company has insurance coverage, including business interruption insurance, which is expected to mitigate a portion of the near-term financial effects of Hurricane Katrina; however, the Company has not recorded any potential recovery from insurance proceeds in its results of operation for 2005.
Non-political advertising revenues increased $21,176 or 3.4 percent in 2004. This increase is a combination of a $17,628 or 2.9 percent increase in local and national spot revenue and a $2,494 or 36.2 percent increase in revenue generated from the
PAGE 22  Belo Corp. 2005 Annual Report on Form 10-K

Web sites as compared with 2003. The largest spot revenue increases in 2004 were reported in the automotive, insurance, financial services, grocery and telecom categories, while the largest decrease was in the department store category. Of the total spot revenues, local spot revenues increased 4.8 percent in 2004 as compared to 2003 primarily due to increases in the Seattle/ Tacoma, Houston, Hampton/ Norfolk and Austin markets. Political advertising revenues in 2004 increased over 2003 by $42,743 or 415.7 percent as 2004 was a national election year.
Operating Costs and Expenses
The Television Group’s major costs and expense categories are employee compensation and benefits and programming costs. Employee compensation and benefits represented approximately 47 percent of the Television Group’s total operating costs and expenses in both 2005 and 2004. Programming costs represented 25.4 percent of the Television Group’s total operating costs and expenses in 2005 and 26.3 percent in 2004.
Television Group operating costs and expenses decreased $1,326 or 0.3 percent in 2005 when compared to 2004. This decrease is primarily due to decreases in programming costs, outside solicitation and employee compensation, which were almost entirely offset by increases in advertising and promotion and sales costs and incremental costs of approximately $4,100 related to Hurricanes Katrina and Rita.
Television Group operating costs and expenses for 2004 increased $17,932 or 3.9 percent as compared with 2003, primarily due to increases in employee compensation and benefits, outside services and outside sales costs offset slightly by a decrease in communication and advertising and promotion costs.
Television Group earnings from operations decreased $36,402 or 13.7 percent for the year ended December 31, 2005 compared to 2004. In 2004, Television Group earnings increased $45,831 or 20.9 percent compared to 2003. Segment EBITDA for the Television Group decreased $36,741 or 11.8 percent for the year ended December 31, 2005 compared to the prior year, primarily due to the $37,728 decrease in revenues, partially offset by the $1,326 decrease in operating costs and expenses discussed above. For 2004, segment EBITDA for the Television Group increased $45,211 or 17.1 percent compared to 2003 primarily due to the increase in political revenues.
Newspaper Group
The following discussion reviews operating results for the Company’s Newspaper Group which consists of four daily newspapers, various niche publications and commercial printing. The Newspaper Group’s operating results for the last three years were as follows:

		Percentage		Percentage
Year Ended December 31,	2005	Change	2004	Change	2003

Net operating revenues	$817,808	5.6%	$774,598	1.4%	$763,652
Operating costs and expenses	682,543	4.9%	650,679	5.6%	616,457

Earnings from operations	135,265	9.2%	123,919	(15.8)%	147,195
Depreciation and amortization	43,112	(4.9)%	45,327	(5.0)%	47,722

Segment EBITDA(a)	$178,377	5.4%	$169,246	(13.2)%	$194,917

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net, is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Newspaper Group revenues increased 5.6 percent in 2005 and increased 1.4 percent in 2004. The table below presents the components of Newspaper Group net operating revenues for the last three years:

		Percentage		Percentage
Year Ended December 31,	2005	Change	2004	Change	2003

Advertising	$687,140	2.6%	$669,811	3.6%	$646,292
Circulation	100,254	8.7%	92,242	2.9%	89,656
Other	30,414	142.4%	12,545	(54.7)%	27,704

Net operating revenues	$817,808	5.6%	$774,598	1.4%	$763,652

Belo Corp. 2005 Annual Report on Form 10-K PAGE 23

Newspaper volume is measured in column inches. Volume for the Company’s three major newspapers was as follows:

		Percentage		Percentage
Year Ended December 31,	2005	Change	2004	Change	2003

The Dallas Morning News
Full-run ROP (“Run of Press”) inches(1)
Classified	$1,475,930	5.3%	$1,401,757	(6.9)%	$1,505,307
Retail	929,842	(0.9)%	938,704	9.0%	861,027
General	321,733	6.7%	301,471	5.2%	286,592

Total	$2,727,505	3.2%	$2,641,932	(0.4)%	$2,652,926

The Providence Journal
Full-run ROP inches(1)
Classified	$495,993	6.7%	$464,674	7.8%	$430,874
Retail	685,661	0.2%	684,510	(5.5)%	724,121
General	47,177	(23.1)%	61,358	29.4%	47,406

Total	$1,228,831	1.5%	$1,210,542	(0.7)%	$1,202,401

The Press-Enterprise
Full-run ROP inches(1)
Classified	$954,555	(1.1)%	$964,826	38.8%	$695,089
Retail	320,809	(5.2)%	338,414	(3.5)%	350,868
General	139,129	(10.6)%	155,707	(5.9)%	165,491

Total	$1,414,493	(3.0)%	$1,458,947	20.4%	$1,211,448

(1)	Full-run ROP inches refer to the number of column inches of display and classified advertising that is printed and distributed in all editions of the newspaper.
In 2005, advertising revenues accounted for 84.0 percent of total Newspaper Group revenues compared to 86.5 percent in 2004 and 84.6 percent in 2003. In 2005, circulation revenue accounted for 12.3 percent of total Newspaper Group revenues compared to 11.9 percent in 2004 and 11.7 percent in 2003. In all three years, commercial printing made up most of the remainder of Newspaper Group revenues except for the $19,629 charge at The Dallas Morning News in 2004 as described below.
Advertising revenues at The Dallas Morning News decreased by $874 or 0.2 percent in 2005 when compared to 2004. Classified advertising revenues declined $5,396 or 4.2 percent in 2005 as compared to the prior year, primarily due to decreased volumes and rates in the automotive category. Retail advertising revenues declined $4,091 or 4.1 percent in 2005 as compared to the prior year, primarily due to decreased linage in the department store category, decreased rates in the entertainment category and decreased linage and rates in the grocery store category. These decreases were partially offset by higher volume in the professional services category. General advertising revenues decreased $446 or 0.7 percent in 2005 as compared to the prior year, primarily due to decreased linage in the telecommunications category and decreased rates in the travel category. These decreases were partially offset by higher volume in the financial category. Additionally, Total Market Coverage (“TMC”) and preprints revenue decreased $1,939 or 2.2 percent in 2005 as compared to the prior year. These declines were partially offset by increases in Internet advertising revenues of $8,384 or 60.7 percent. At The Dallas Morning News, circulation revenue increased $10,767 or 23.4 percent in 2005 as compared with 2004. This increase is primarily the result of a change in arrangements with distributors of home delivery and single copy sales, from a buy-sell arrangement to a fee for delivery arrangement similar to the Company’s other newspapers. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee based delivery arrangements with distributors are recorded based on the amount received from the subscriber. The operating expenses for the delivery fees paid to the distributors are recorded as they are incurred. Under the previous arrangements, The Dallas Morning News recorded circulation revenue based on the net payment received from distributors. Advertising revenues were not affected by this change.
The Dallas Morning News advertising revenues were one percent lower in 2004 compared to the prior year. Classified advertising revenues declined 4.6 percent in 2004 as compared to 2003, primarily due to decreased volumes and rates in automotive and decreased rates in employment. Retail advertising revenues declined 3.1 percent in 2004 primarily due to decreased linage in the department store category, partially offset by higher rates and increases in volume in furniture and automotive. General advertising revenues increased 4.0 percent in 2004 primarily due to increased linage in the automotive and telecom categories, partially offset by lower rates in both categories. Internet advertising revenues increased $2,536 or 22.5 percent in 2004 as compared to 2003. TMC and preprints revenue increased 2.2 percent in 2004 as compared to 2003.
PAGE 24  Belo Corp. 2005 Annual Report on Form 10-K

The 2004 Newspaper Group revenues include a $19,629 reduction in revenue related to The Dallas Morning News circulation overstatement. The reduction was for cash payments made under The Dallas Morning News’ voluntary advertiser plan (see “Other Matters” below). The plan included a combination of cash payments and future advertising credits. There are no unused credits outstanding as of December 31, 2005.
Advertising revenues for The Providence Journal increased $7,797 or 6.1 percent in 2005 compared to 2004. Classified advertising revenue increased $7,378 or 19.7 percent in 2005 compared to 2004, primarily due to increases in the real estate and employment categories. Revenues from preprints and TMC increased $697 or 2.4 percent year over year, primarily due to increases in the consumer electronics, sporting goods and miscellaneous categories. Internet advertising revenues increased $1,332 or 42.4 percent in 2005 over 2004. These increases were partially offset by a decrease in retail advertising revenues of $1,951 or 4.0 percent for 2005 when compared to 2004. Additionally, general advertising revenues decreased $1,138 or 20.7 percent in 2005 when compared to the prior year due to decreases in the automotive and food categories. Circulation revenues declined $1,931 or 6.4 percent in 2005 primarily due to lower Sunday circulation volumes, partially offset by a slight increase in daily circulation volumes.
Advertising revenues for The Providence Journal increased $7,311 or 6.0 percent in 2004 compared to 2003. General advertising revenues improved 25.5 percent in 2004 as compared to 2003 due to increased linage in the automotive, transportation and financial services categories. Classified advertising revenue increased 11.1 percent in 2004 primarily due to increases in the real estate and employment categories. Revenues from preprints and TMC increased 4.5 percent in 2004 primarily due to increases in the department stores, furniture and home accessories and sporting goods categories. Internet advertising revenues increased $1,040 or 49.4 percent in 2004 as compared to 2003. Retail advertising revenues were flat for 2004 as compared to 2003. Circulation revenues declined 1.2 percent in 2004 primarily due to lower Sunday circulation volumes, partially offset by a slight increase in daily circulation volumes.
At The Press-Enterprise, total advertising revenues increased $10,341 or 8.5 percent in 2005 compared with 2004. Classified advertising revenues increased $9,033 or 18.5 percent, primarily due to gains in the real estate and employment categories offset slightly by a decrease in the automotive category. Preprints and TMC revenues increased $1,563 or 8.5 percent primarily due to increases in the consumer electronics, home improvement and office supply categories. Internet advertising revenues increased $845 or 31.1 percent in 2005 as compared to 2004. Offsetting these increases was a slight decrease in retail advertising revenues of $394 or 1.8 percent in 2005 when compared with 2004. General advertising revenues were flat in 2005 as compared with 2004. Circulation revenue at The Press-Enterprise declined $823 or 5.2 percent when comparing 2005 to 2004. This decline was due to a decrease in both home delivery and single copy sales.
At The Press-Enterprise, total advertising revenues increased $18,036 or 17.3 percent in 2004 compared with 2003. Classified advertising revenues increased 34.8 percent in 2004 as compared to 2003, primarily due to gains in the automotive and real estate categories. Retail advertising revenues increased 6.6 percent in 2004 with the largest increases in the grocery, electric and home improvement categories. General advertising revenues increased 4.8 percent in 2004 compared to 2003, primarily due to gains in the financial services and travel categories. Preprints and TMC revenues increased 13.3 percent primarily due to increases in the home improvement, telecom and drug store categories. Internet advertising revenues increased $1,078 or 65.7 percent in 2004 as compared to 2003. Circulation was relatively flat for The Press-Enterprise when comparing 2004 to 2003.
Operating Costs and Expenses
Newspaper Group operating costs and expenses increased $31,864 or 4.9 percent in 2005 when compared to the prior year primarily due to increases in distribution costs, newsprint expenses, tax expenses and incremental expenses related to advertising and promotion initiatives. These increases were partially offset by a decrease in direct compensation and benefits. Distribution costs increased 24.1 percent primarily due to the incremental expenses related to the change in distribution method at The Dallas Morning News mentioned above. Newsprint expenses were five percent higher in 2005 due to a 10.2 percent increase in the average cost per metric ton of newsprint partially offset by a five percent decrease in volume. Property tax expense increased primarily due to the favorable settlement between The Providence Journal and the City of Providence, Rhode Island recorded in 2004 as discussed below. Salaries and other direct compensation decreased primarily due to a charge recorded by the Newspaper Group in 2004 of $3,788 for severance costs and other expenses related to the reduction in force discussed below.
Newspaper Group operating costs and expenses increased $34,222 or 5.6 percent in 2004 when compared to the prior year primarily due to increases in salaries and other direct compensation and newsprint expenses, partially offset by a decrease in tax expense. Salaries and other direct compensation increased primarily due to annual merit increases and to an increase in the number of Newspaper Group employees prior to a Company-wide reduction in force. In 2004, the Newspaper Group
Belo Corp. 2005 Annual Report on Form 10-K PAGE 25

recorded a charge of $3,788 for severance costs and other expenses related to the reduction in force. Newsprint expenses were 6.3 percent higher in 2004 due to a 9.9 percent increase in the average cost per metric ton of newsprint. Property tax expense decreased primarily due to a $2,450 favorable settlement between The Providence Journal and the City of Providence, Rhode Island. Operating costs and expenses in 2004 also included approximately $17,631 in expenses associated with the new products introduced by the Newspaper Group in the second half of 2003.
Newspaper Group earnings from operations increased $11,346 or 9.2 percent in 2005 compared to 2004 and decreased $23,276 or 15.8 percent in 2004 as compared to 2003. Segment EBITDA for the Newspaper Group increased $9,131 or 5.4 percent for 2005, as compared to 2004 and decreased $25,671 or 13.2 percent for 2004 as compared with 2003.
Corporate
Corporate expenses increased $1,182 or 1.8 percent in 2005 from $66,944 in 2004 to $68,126 in 2005. Corporate expenses increased $10,621 or 18.9 percent in 2004 from $56,323 in 2003 to $66,944 in 2004 primarily due to increases in employee compensation and benefits and consulting costs.
Forward-Looking Statements
Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in Item 1A-Risk Factors, that could cause actual results to differ materially from those statements.
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
GAAP and Non-GAAP Financial Measures
In this report, financial measures are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and also on a non-GAAP basis. The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investment decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance.
Critical Accounting Policies and Estimates
Belo’s financial statements are based on the selection and application of accounting policies which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting Belo’s financial position and results of operations. See Note 1 to the Consolidated Financial Statements for additional information concerning significant accounting policies.
Revenue Recognition Broadcast advertising revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency fees, ratably over the period of time the
PAGE 26  Belo Corp. 2005 Annual Report on Form 10-K

advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Commercial printing revenue is recorded when the product is shipped.
Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.
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
At December 31, 2005, Belo had investments of $534,112 in net property, plant and equipment, $1,345,218 in goodwill and $1,237,348 in intangible assets, primarily FCC licenses.
The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate.
Goodwill is tested at least annually by reporting unit for impairment. In 2005, the Company revised the reporting units of its Television Group as a result of operational management changes within the Television Group. For the Television Group, a reporting unit now consists of the television station(s) within a market. Previously, a reporting unit for this segment consisted of a cluster of television station markets in a geographical area. For the Company’s Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. FCC licenses are tested for impairment at least annually on a market basis. Based on assessments performed during the years ended December 31, 2005, 2004 and 2003, the Company did not record any impairment losses related to property, plant and equipment, goodwill or intangible assets.
The normal operations and revenues of the Company’s television station in New Orleans, WWL-TV, were disrupted significantly by Hurricane Katrina, although the station did not sustain significant damage to its physical property and equipment. However, the hurricane adversely affected the station’s revenues due to its effect on a significant number of New Orleans’ advertisers. During 2005, the Company evaluated the effect of lower future revenues on the carrying value of the assets of WWL, including its FCC license, and determined that, as of December 31, 2005, these assets are not impaired. The Company’s evaluation is based on its belief that advertising revenues will return to a level that supports the current carrying value of the station’s assets, including its FCC license. However, if the Company’s assumptions prove to be incorrect, the assets could be impaired. As of December 31, 2005, the carrying value of WWL-TV’s FCC license is approximately $14,300, the carrying value of its goodwill is approximately $10,494 and the carrying value of its property and equipment is approximately $22,167.
Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. Upon the adoption of SFAS 142 on January 1, 2002, the Company reclassified the FCC licenses apart from goodwill as separate indefinite lived intangible assets and ceased amortization of both goodwill and the FCC licenses. The Company was not able to reclassify any amounts related to the network affiliation agreements apart from goodwill, as the accounting records that would allow for segregation of these assets were not available. Substantially all of the network affiliation agreements acquired in these business acquisitions were acquired prior to December 31, 1999, and many of these agreements have been modified or replaced by new agreements. In addition, the Company believes that network affiliation agreements currently do not have a material value that is separable from the related FCC licenses, because without an FCC license a broadcast company cannot obtain a network affiliation agreement. Accordingly, the Company believes that the remaining value of its acquired network affiliated agreements was not significant upon the adoption of SFAS 142.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 27

If the Company had assigned separate values for its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have had a significant impact on the Company’s historical operating results. The following chart reflects the impact of a hypothetical reassignment of value from broadcast licenses to network affiliation agreements and the resulting increase in amortization expense assuming a 15-year amortization period. However, had the Company amortized the values over the lives of the respective contracts, there would have been no material impact on the Company’s results of operations for the year ended December 31, 2005, as substantially all of these agreements have been modified or replaced since acquisition.

		Percentage of Total
		Broadcast License Value
		Reassigned to Network
		Affiliation Agreements

	As reported	50%	25%

	(In thousands, except per share data)
Balance Sheet as of December 31, 2005:
Broadcast licenses	$1,289,504	$644,752	$967,128
Intangible assets, net (including network affiliation agreements)	55,714	700,466	378,090
Statement of Earnings for the year ended December 31, 2005:
Amortization of intangible assets	8,380	51,363	29,872
Earnings from operations	295,946	252,963	274,453
Net earnings	127,688	84,705	106,196

Net earnings per share	$1.12	$.75	$.94

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
Share-Based Compensation The Company records the compensation expense related to its stock options using the intrinsic value method. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant. Effective January 1, 2006, the Company will adopt SFAS 123R. See Note 2 to the Consolidated Financial Statements for the effect on the financial statements of this adoption.
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
Pension Benefits Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87, “Employers’ Accounting for Pensions.” To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. The assumptions the Company uses include, but are not limited to, the selection of the discount rate, long-term rate of return on plan assets, projected salary increases and mortality rates. In determining the discount rate assumption of 5.75 percent, the Company used a measurement date of December 31, 2005 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute the Company’s pension expense in the year ended December 31, 2005, the Company used a discount rate of 6.0 percent, an expected long-term rate of return on plan assets of 8.75 percent and a rate of compensation increase of 4.2 percent. To determine the discount rate assumption of 6.0 percent, the Company used the measurements date of December 31, 2004 and used the same methodology to construct a portfolio of bonds to match the projected benefit payments. The expected long-term rate of return on plan assets assumption of 8.75 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date of December 31, 2005. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s pension plan.
PAGE 28  Belo Corp. 2005 Annual Report on Form 10-K

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative. The effective date of SFAS 123R is the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 (or January 1, 2006 for the Company). The Company adopted SFAS 123R on January 1, 2006.
SFAS 123R permits public companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) is based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested as of the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method described above, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company plans to adopt Statement 123R using the “modified prospective” method.
As permitted by SFAS 123, the company currently accounts for shared-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s consolidated financial statements for the pro forma effects on net earnings and net earnings per share of SFAS 123 for the years 2005, 2004 and 2003.
The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by the Company on the alternative models available to value option grants, the Company has determined that it will continue to use the Black-Scholes model to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded through the year. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended December 31, 2005, 2004, and 2003 was not material.
Subject to a complete review of the requirements of SFAS 123R, based on stock option granted to employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce quarterly net earnings by approximately $2,000 ($.02 per share). See Note 8 for further information on the Company’s share-based compensation plans.
Liquidity and Capital Resources
(Dollars in thousands, except per share amounts)
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $227,057 in 2005 compared with $276,936 in 2004 and $257,851 in 2003. The changes in cash flows from operations are primarily caused by normal changes in our working capital requirements and the timing of our pension contributions. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments and pay debt.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 29

In 2005, 2004 and 2003, the Company made contributions to its defined benefit pension plan totaling $15,000, $30,800 and $27,000, respectively. These contributions exceed the Company’s required minimum contribution for ERISA funding purposes. The Company expects to make an additional contribution between $10,000 and $15,000 in the latter half of 2006.
The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.
Investing Cash Flows
Net cash flows used in investing activities were $83,275, $88,440 and $84,100 in 2005, 2004 and 2003, respectively. These cash flows are primarily attributable to capital expenditures and investments as more fully described below.
Capital Expenditures
Total capital expenditures were $87,268, $79,562 and $76,586 in 2005, 2004 and 2003, respectively. These were primarily for Television Group and Newspaper Group facilities and equipment. As of December 31, 2005, projected future payments for capital projects in 2006 were approximately $66,540. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.
On May 11, 2005, the Company announced that The Dallas Morning News plans to build a new distribution and production center in southern Dallas. The total cost of the land, building and land improvements, and equipment is projected to be approximately $75,000 over a five-year period.
On July 25, 2005, the Company announced plans to build a new broadcast production center in New Orleans for WWL-TV, its market-leading CBS affiliate. In the aftermath of Hurricane Katrina, the Company has postponed the construction until a design and engineering review of the proposed plans is conducted.
On January 20, 2006, the Company announced plans to build a state-of-the-art media center for The Press-Enterprise. The 150,000 square foot, five-story office building will centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions for the organization’s operations. The new building will be adjacent to the newspaper’s current building. The project cost of the new building is approximately $40,000. Construction began in the first quarter 2006 and is scheduled to be completed and ready for occupation in the first half of 2007.
Investments
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
In 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc. (“HIC”), the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. These agreements expire December 31, 2009, but are subject to extension. Belo provides advertising sales assistance, certain technical services and facilities to support the operations of KFWD-TV, as well as limited programming. In exchange, Belo is reimbursed for its costs and receives 50 percent of the net profits from the operations of KFWD-TV. The amounts received under these agreements were not material to Belo’s consolidated results of operations in 2005. In addition, in exchange for $10,375 in cash, Belo acquired options to acquire undivided interests in the assets owned, held or leased by HIC, which are used in the operations of KFWD-TV. The aggregate exercise price of the options to acquire a 100 percent interest is $31,125, subject to adjustment. These options expire December 31, 2012. HIC also has the option, through December 31, 2009, to require Belo to acquire KFWD-TV. The exercise of the options by either Belo or HIC is dependent on modification of the Federal Communications Commission media ownership rules and policies to permit Belo’s ownership of KFWD-TV.
Financing Cash Flows
Net cash flows used in financing activities were $139,149, $191,812 and $176,524 in 2005, 2004 and 2003, respectively. These cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.
PAGE 30  Belo Corp. 2005 Annual Report on Form 10-K

Long-Term Debt
Long-term debt consists of the following at December 31, 2005 and 2004:

	2005	2004

7 1/8% Senior Notes Due June 1, 2007	$300,000	$300,000
8% Senior Notes Due November 1, 2008	350,000	350,000
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,100,000	1,100,000
Revolving credit agreement, including short-term unsecured notes	105,000	33,000
Uncommitted line of credit	39,875	37,150

Total	$1,244,875	$1,170,150

The weighted average effective interest rate for these debt instruments is 7.3 percent as of December 31, 2005. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.
On May 3, 2005, the Company entered into a $1,000,000 variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and other lenders party thereto (the “new facility”). The new facility replaced the Company’s $720,000 revolving credit facility, which terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the new facility. Borrowings under the new credit facility mature upon expiration of the agreement on May 3, 2010. The new facility may be used for working capital and other general corporate purposes, including letters of credit. Borrowings under the new facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The new facility bears interest at a rate determined by reference to the Company’s credit rating and whether the borrowing is based on LIBOR or a defined alternative base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by the Company. Commitment fees, depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment accrue and are payable under the new facility. The new facility contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, and substantial asset sales. The Company is also required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2005, the Company was in compliance with all debt covenant requirements. All unused borrowings under the new facility are available for borrowing. As of December 31, 2005, borrowings of $105,000 were outstanding under the new credit facility and the weighted average interest rate for borrowings under the credit facility, which includes a ..125 percent commitment fee, is 5.0 percent.
At December 31, 2004, the Company had a $720,000 variable-rate revolving credit facility. Borrowings under the credit facility were made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bore interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding was either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to .375 percent of the total unused commitment amount accrue and were payable under the credit facility. At December 31, 2004, borrowings under the credit facility were $33,000 and the weighted average interest rate for borrowings under the credit facility, which included a ..175 percent commitment fee, was 3.9 percent. This facility was replaced by the new facility discussed above.
In addition, the Company has uncommitted lines of credit of $60,000, of which $39,875 and $37,150 was outstanding at December 31, 2005 and 2004, respectively. The uncommitted line of credit has a variable interest rate. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company’s financial statements. As of December 31, 2005 and 2004, the weighted average interest rate for borrowings under the line of credit was 5.1 percent and 3.1 percent, respectively. All unused borrowings under the Company’s uncommitted line of credit are available for borrowing as of December 31, 2005.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 31

Dividends
The following table presents dividend information for the years ended December 31, 2005, 2004 and 2003:

Year ended December 31,	2005	2004	2003

Dividends paid	$44,914	$43,731	$38,613
Dividends declared per share amounts	.40	.385	.36

Exercise of Stock Options
The following table presents stock option information for the years ended December 31, 2005, 2004 and 2003:

Year ended December 31,	2005	2004	2003

Options exercised	951,810	1,859,388	1,908,898
Exercisable options	13,784,308	13,015,082	12,762,415
Net proceeds received from the exercise of stock options (in thousands)	$17,041	$33,274	$32,903

Share Repurchase Program
In 2005, the Company purchased 7,946,200 shares of its Series A Common Stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in July 2000. On December 9, 2005, the Company’s Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of December 31, 2005, no shares were repurchased under the December 9, 2005 authorization. The remaining authorization for the repurchase of shares as of December 31, 2005 under both these authorities was 21,599,219 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During 2005, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in 2005 and 2004, was $184,011 and $78,148, respectively. There were no shares repurchased in 2003. All shares repurchased were retired in the year of purchase. The Company currently intends to continue to purchase shares of Belo common stock in 2006.
Contractual Obligations
The table below summarizes the following specified commitments of the Company as of December 31, 2005:

Nature of Commitment	Total	2006	2007	2008	2009	2010	Thereafter

Broadcast rights	$304,180	$54,001	$57,584	$58,692	$58,092	$47,508	$28,303

Capital expenditures and licenses	106,450	66,540	18,421	20,105	690	694	–

Non-cancelable operating leases	39,066	6,961	8,718	6,746	4,818	2,828	8,995

Long-term debt (principal only)	1,244,875	–	300,000	350,000	–	144,875	450,000

Total	$1,694,571	$127,502	$384,723	$435,543	$63,600	$195,905	$486,298

Other
On July 8, 2005, the Company announced an agreement to purchase WUPL-TV, the UPN affiliate in New Orleans, from Infinity Radio, Inc., a subsidiary of CBS Corporation, for $14,500 in cash. See “Other Matters” below for additional discussion of the status of this transaction.
The Company has various options available to meet its 2006 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $1,000,000 revolving line of credit. The Company believes its resources are adequate to meet its needs.
PAGE 32  Belo Corp. 2005 Annual Report on Form 10-K

Other Matters
On January 5, 2006, Infinity Radio, Inc., a subsidiary of CBS Corporation, plaintiff, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it.
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, discovery in this matter was stayed by court order pending the federal court’s decision on the motion to dismiss the purported shareholder case described below.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and, Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. On September 30, 2005, the plaintiffs filed their response to defendants’ motion and on October 31, 2005, defendants filed their reply. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
In 2004, the staff of the SEC notified the Company that the staff was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.
In 2004, the Company announced a voluntary advertiser plan developed by management in response to the circulation overstatement at The Dallas Morning News. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,629, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. Payments under the plan were made without the condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, an advertiser generally placed advertising in addition to the terms of the advertiser’s current contract. Credits earned were to be used by the end of an advertiser’s contract period or February 28, 2005, whichever was later. As of December 31, 2005, advertisers had used or forfeited the available credits and no credits remain available as of that date.
The Company has received subpoenas from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 33

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See Note 5 to the Consolidated Financial Statements for information concerning the contractual interest rates of Belo’s debt. At December 31, 2005 and 2004, the fair value of Belo’s fixed-rate debt was estimated to be $1,159,795 and $1,209,138, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The carrying value of fixed-rate debt was $1,100,000 at both at December 31, 2005 and 2004.
Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $33,705 at December 31, 2005 ($47,644 at December 31, 2004). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates would have resulted in an immaterial annual change in Belo’s pretax earnings and cash flows at December 31, 2005 and 2004.
In addition to interest rate risk, Belo has exposure to changes in the price of newsprint. The average price of newsprint is expected to be higher in 2006 than in 2005, although the amount and the timing of any increase cannot be predicted with certainty. Belo believes the newsprint environment for 2006, giving consideration to both cost and supply, to be manageable through existing relationships and sources.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President/ Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/ Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/ Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
SEC rules implementing Section 404 of the Sarbanes-Oxley Act require our 2005 Annual Report on Form 10-K to contain a management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.
PAGE 34  Belo Corp. 2005 Annual Report on Form 10-K

Management is responsible for establishing and maintaining effective internal control over financial reporting of Belo Corp. and subsidiaries (the “Company”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
Management has evaluated the Company’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by PCAOB and in the Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2005.
Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. It appears immediately following this report.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 35

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belo Corp.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Belo Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Belo Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Belo Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 3, 2006
PAGE 36  Belo Corp. 2005 Annual Report on Form 10-K

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information set forth under the headings “Stock Ownership– Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2006 is incorporated herein by reference.
Belo has a Code of Business Conduct and Ethics that applies to all directors, officers and employees, which can be found at the Company’s Web site, www.belo.com. The Company will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s Web site. Information on Belo’s Web site is not incorporated by reference into this Annual Report on Form 10-K.
The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation, Executive, and Nominating and Governance Committees of the Board of Directors. These documents can be found at the Company’s Web site, www.belo.com.
A shareholder can also obtain a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606
Item 11. Executive Compensation
The information set forth under the headings “Executive Compensation–Summary Compensation Table, Options/ SAR Grants in 2005,– Aggregated Option/ SAR Exercises in 2005 and 2005 Year-End Option/ SAR Values “Long-term Incentive Plan Awards in Last Fiscal Year”, and– Benefits” and “Corporate Governance– Compensation of Directors” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2006 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the heading “Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2006 is incorporated herein by reference.
Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included under the caption entitled “Executive Compensation– Equity Compensation Plan Information” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2006 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information set forth under the heading “Executive Compensation– Certain Relationships” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2006 is incorporated herein by reference.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 37

Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2006 is incorporated herein by reference.
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

Exhibit Number		Description
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)(Securities and Exchange Commission File No. 001-08598)
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission file No. 001-08598)(the “2000 Form 10-K”))
3	.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))
3	.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2005)
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4	.4 *	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)
PAGE 38  Belo Corp. 2005 Annual Report on Form 10-K

Exhibit Number		Description
4	.5 *	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)
4	.6 *	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)
4.7		Instruments defining rights of debt securities:
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
(7) * $350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
(8) * Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
10.1		Financing agreements:
(1) * Five-year Credit Agreement dated as of May 3, 2005 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1(2) to the Company’s Quarterly Report on form-10-Q for the quarter ended March 31, 2005)
10.2		Compensatory plans:
†(1) Belo Savings Plan:
* (a) Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))
†(2) Belo 1986 Long-Term Incentive Plan:
* (a) Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
* (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
* (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
* (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
†(3)* Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
* (a) Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
* (b) Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
* (c) Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))
(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards
†(4)* Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
Belo Corp. 2005 Annual Report on Form 10-K PAGE 39

Exhibit Number	Description
* (a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
†(5) Belo Supplemental Executive Retirement Plan
* (a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
†(6)* Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
* (a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
* (b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
* (c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (filed as Exhibit 10.3(d) to this Form 10-K for the year ended December 31, 2005)
†(7)* Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
* (a) Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to Form 8-K filed March 2, 2006)
* (b) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to Form 8-K filed March 2, 2006)
* (c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to Form 8-K filed December 12, 2005)
†(8)* Summary of Non-employee Director Compensation (Exhibit 10.3 to Form 8-K filed December 12, 2005)
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
PAGE 40  Belo Corp. 2005 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Robert W. Decherd

Robert W. Decherd
Chairman of the Board, President & Chief Executive Officer
                                          Dated: March 6, 2006
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board, President & Chief Executive Officer	March 6, 2006

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 6, 2006

/s/ Louis E. Caldera Louis E. Caldera	Director	March 6, 2006

/s/ France A. Córdova, Ph.D. France A. Córdova, Ph.D.	Director	March 6, 2006

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 6, 2006

/s/ Roger A. Enrico Roger A. Enrico	Director	March 6, 2006

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 6, 2006
Belo Corp. 2005 Annual Report on Form 10-K PAGE 41

Signature	Title	Date

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 6, 2006

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 6, 2006

/s/ William T. Solomon William T. Solomon	Director	March 6, 2006

/s/ M. Anne Szostak M. Anne Szostak	Director	March 6, 2006

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 6, 2006

/s/ J. McDonald Williams J. McDonald Williams	Director	March 6, 2006

/s/ Dennis A. Williamson Dennis A. Williamson	Executive Vice President/Chief Financial Officer (Principal Financial Officer)	March 6, 2006

/s/ Alison K. Engel Alison K. Engel	Vice President/Corporate Controller (Principal Accounting Officer)	March 6, 2006
PAGE 42  Belo Corp. 2005 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belo Corp.
We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 3, 2006
Belo Corp. 2005 Annual Report on Form 10-K PAGE 43

Consolidated Statements of Earnings

	Years ended December 31,

	2005	2004	2003
In thousands, except share and per share amounts

Net Operating Revenues
Television Group	$703,426	$741,154	$677,392
Newspaper Group	817,808	774,598	763,652

Total net operating revenues	1,521,234	1,515,752	1,441,044

Operating Costs and Expenses
Salaries, wages and employee benefits	544,806	556,376	516,742
Other production, distribution and operating costs	441,680	401,759	383,609
Newsprint, ink and other supplies	142,911	137,283	130,214
Depreciation	87,511	89,674	91,784
Amortization	8,380	8,476	8,444

Total operating costs and expenses	1,225,288	1,193,568	1,130,793

Earnings from operations	295,946	322,184	310,251

Other Income and Expense
Interest expense	(91,004)	(90,164)	(93,610)
Other income (expense), net	2,018	(16,219)	(7,181)

Total other income and expense	(88,986)	(106,383)	(100,791)

Earnings
Earnings before income taxes	206,960	215,801	209,460
Income taxes	79,272	83,305	80,935

Net earnings	$127,688	$132,496	$128,525

Net earnings per share:
Basic	$1.14	$1.15	$1.13
Diluted	$1.12	$1.13	$1.11

Weighted average shares outstanding:
Basic	112,104	115,036	113,561
Diluted	113,552	117,272	115,487

Dividends declared per share	$.40	$.385	$.36

See accompanying Notes to Consolidated Financial Statements.
PAGE 44  Belo Corp. 2005 Annual Report on Form 10-K

Consolidated Balance Sheets

Assets	December 31,

In thousands	2005	2004

Current assets:
Cash and temporary cash investments	$33,243	$28,610
Accounts receivable (net of allowance of $9,681 and $7,910 at December 31, 2005 and 2004, respectively)	262,240	245,077
Inventories	19,682	17,737
Deferred income taxes	12,259	13,368
Other current assets	28,853	37,701

Total current assets	356,277	342,493

Property, plant and equipment, at cost:
Land	84,873	81,933
Buildings and improvements	309,013	304,630
Broadcast equipment	356,253	353,103
Newspaper publishing equipment	317,165	314,282
Other	234,233	230,030
Advance payments on plant and equipment expenditures	59,045	32,683

Total property, plant and equipment	1,360,582	1,316,661
Less accumulated depreciation	826,470	780,340

Property, plant and equipment, net	534,112	536,321

Intangible assets, net	1,345,218	1,353,726
Goodwill, net	1,237,348	1,243,300
Other assets	116,258	112,160

Total assets	$3,589,213	$3,588,000

See accompanying Notes to Consolidated Financial Statements.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 45

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2005	2004

Current liabilities:
Accounts payable	$91,210	$75,860
Accrued compensation and benefits	65,872	66,127
Other accrued expenses	31,270	34,559
Income taxes payable	6,195	17,470
Advance subscription payments	28,858	31,195
Dividends payable	10,773	–
Accrued interest payable	13,251	13,400

Total current liabilities	247,429	238,611

Long-term debt	1,244,875	1,170,150
Deferred income taxes	445,730	451,658
Other liabilities	117,698	97,929

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 92,132,169 and 98,387,270 shares at December 31, 2005 and 2004, respectively;	153,860	164,307
Series B: Issued and outstanding 15,602,253 and 15,945,733 shares at December 31, 2005 and 2004, respectively.	26,056	26,629
Additional paid-in capital	901,091	941,266
Retained earnings	492,870	525,383
Accumulated other comprehensive loss	(40,396)	(27,933)

Total shareholders’ equity	1,533,481	1,629,652

Total liabilities and shareholders’ equity	$3,589,213	$3,588,000

See accompanying Notes to Consolidated Financial Statements.
PAGE 46  Belo Corp. 2005 Annual Report on Form 10-K

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2005

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2002	96,076,672	16,681,619	$188,306	$877,007	$396,479	$(48,562)	$1,413,230
Exercise of stock options	1,908,898	–	3,188	29,715	–	–	32,903
Tax benefit from long-term incentive plan	–	–	–	5,960	–	–	5,960
Employer’s matching contribution to Savings Plan	357,568		597	7,621	–	–	8,218
Net earnings	–	–	–	–	128,525	–	128,525
Minimum pension liability adjustment, net of tax benefit	–	–	–	–	–	13,548	13,548
Dividends	–	–	–	–	(38,613)	–	(38,613)
Conversion of Series B to Series A	289,817	(289,817)	–	–	–	–	–

Balance at December 31, 2003	98,632,955	16,391,802	$192,091	$920,303	$486,391	$(35,014)	$1,563,771
Exercise of stock options	1,859,388	–	3,105	30,169	–	–	33,274
Tax benefit from long-term incentive plan	–	–	–	6,277	–	–	6,277
Employer’s matching contribution to Savings Plan	336,358	–	562	8,070	–	–	8,632
Purchases and subsequent retirement of treasury stock	(2,887,500)	–	(4,822)	(23,553)	(49,773)	–	(78,148)
Net earnings	–	–	–	–	132,496	–	132,496
Minimum pension liability adjustment, net of tax	–	–	–	–	–	7,081	7,081

Dividends	–	–	–	–	(43,731)	–	(43,731)
Conversion of Series B to Series A	446,069	(446,069)	–	–	–	–	–

Balance at December 31, 2004	98,387,270	15,945,733	190,936	941,266	525,383	(27,933)	1,629,652
Exercise of stock options	930,660	21,150	1,589	15,452	–	–	17,041
Tax benefit from long-term incentive plan	–	–	–	1,990	–	–	1,990
Employer’s matching contribution to Savings Plan	395,809	–	661	8,610	–	–	9,271
Purchases and subsequent retirement of treasury stock	(7,946,200)	–	(13,270)	(66,227)	(104,514)	–	(184,011)
Net earnings	–	–	–	–	127,688	–	127,688
Minimum pension liability adjustment, net of tax	–	–	–	–	–	(12,463)	(12,463)
Dividends	–	–	–	–	(55,687)	–	(55,687)
Conversion of Series B to Series A	364,630	(364,630)	–	–	–	–	–

Balance at December 31, 2005	92,132,169	15,602,253	$179,916	$901,091	$492,870	$(40,396)	$1,533,481
See accompanying Notes to Consolidated Financial Statements.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 47

Consolidated Statements of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2005	2004	2003

Operations
Net earnings	$127,688	$132,496	$128,525
Adjustments to reconcile net earnings to net cash provided by operations:
Net loss (gain) on sale of subsidiaries and investments	–	991	(1,098)
Depreciation and amortization	95,891	98,150	100,228
Loss on discontinuation of the Time Warner joint ventures	–	11,528	–
Deferred income taxes	9,835	17,167	22,984
Pension contribution	(15,000)	(30,800)	(27,000)
Employee retirement benefit expense	17,903	16,838	14,637
Other non-cash expenses	10,919	9,385	7,658
Equity (income) loss from partnerships	(738)	5,669	10,236
Other, net	1,497	(2,559)	(507)
Net change in operating assets and liabilities:
Accounts receivable	(18,965)	(3,571)	(6,464)
Inventories and other current assets	(1,763)	(4,481)	(5,614)
Accounts payable	15,350	752	9,011
Accrued compensation and benefits	(256)	8,279	(10,289)
Other accrued expenses	(5,699)	8,282	(863)
Income taxes payable	(9,605)	8,810	16,407

Net cash provided by operations	227,057	276,936	257,851

Investments
Capital expenditures	(87,268)	(79,562)	(76,586)
Proceeds from sale of subsidiaries and investments	–	–	3,201
Distributions from joint ventures	9,018	–	–
Other investments	(7,125)	(10,228)	(9,774)
Other, net	2,100	1,350	(941)

Net cash used for investments	(83,275)	(88,440)	(84,100)

Financing
Net proceeds from revolving debt	625,400	696,275	754,180
Payments on revolving debt	(550,675)	(790,625)	(924,480)
Early retirement of bonds due 2020	–	(6,400)	–
Dividends on common stock	(44,914)	(43,731)	(38,613)
Net proceeds from exercise of stock options	17,041	33,274	32,903
Purchase of treasury stock	(184,011)	(78,148)	–
Other	(1,990)	(2,457)	(514)

Net cash used for financing	(139,149)	(191,812)	(176,524)

Net increase (decrease) in cash and temporary cash investments	4,633	(3,316)	(2,773)
Cash and temporary cash investments at beginning of year	28,610	31,926	34,699

Cash and temporary cash investments at end of year	$33,243	$28,610	$31,926

Supplemental Disclosures (Note 14)

See accompanying Notes to Consolidated Financial Statements.
PAGE 48  Belo Corp. 2005 Annual Report on Form 10-K

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

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. As discussed in Note 17, certain amounts for prior years have been reclassified to conform to the current year presentation.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The carrying value of accounts receivable approximates fair value. Expense for such uncollectible amounts, which is included in other production, distribution and operating costs, was $8,161, $5,196 and $5,107 in 2005, 2004 and 2003, respectively. Accounts written off during 2005, 2004 and 2003 were $6,390, $4,442 and $5,667, respectively.

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

F)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

G)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

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
Belo Corp. 2005 Annual Report on Form 10-K PAGE 49

Notes to Consolidated Financial Statements

assets acquired was recorded as goodwill. The only significant intangible assets that were identified in these appraisals that could be classified separately from goodwill were FCC licenses and network affiliation agreements.

Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. Upon adoption of SFAS 142 on January 1, 2002, the Company reclassified the FCC licenses apart from goodwill as separate indefinite lived intangible assets and ceased amortization of both goodwill and the FCC licenses. The Company was not able to reclassify any amounts related to the network affiliation agreements apart from goodwill, as the accounting records that would allow for segregation of these assets were not available. Substantially all of the network affiliation agreements acquired in these business acquisitions were acquired prior to December 31, 1999, and many of these agreements have been modified or replaced by new agreements. In addition, the Company believes that network affiliation agreements currently do not have a material value that is separable from the related FCC licenses, because without an FCC license, a broadcast company cannot obtain a network affiliation agreement. Accordingly, the Company believes that the remaining value of its acquired network affiliated agreements was not significant upon the adoption of SFAS 142.

Goodwill is tested at least annually by reporting unit for impairment. In 2005, the Company revised the reporting units of its Television Group as a result of operational management changes within that reporting segment. For the Company’s Television Group, a reporting unit now consists of the television station(s) within a market (as defined by Nielsen Media Research’s Designated Market Area report). Previously, a reporting unit for this segment consisted of a cluster of television station markets in a geographical area. As a result of the reporting unit changes, goodwill was reallocated based on the relative fair value of the new reporting units. For the Company’s Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. FCC licenses are tested for impairment at least annually on an individual market basis. See Note 4.

Separable intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives as follows:

Estimated
Useful Lives
Customer lists	3 years
Market alliance	5 years
Subscriber lists	18 years

I)	Share-Based Compensation The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation– Transition and Disclosure– an Amendment of SFAS 123” and continues to apply APB 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. See Note 8 for additional information regarding the Company’s share based compensation plans. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. The Company will adopt SFAS 123R effective January 1, 2006. See Note 2 for the impact of the pending adoption of SFAS 123R.
PAGE 50  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”:

	2005	2004	2003

Stock-based compensation expense included in the determination of net earnings, net of income taxes	$188	$–	$–

Net earnings, as reported	$127,688	$132,496	$128,525
Less: Stock-based compensation expense for options determined under fair value-based method, net of income taxes	7,280	9,063	11,793

Net earnings, pro forma	$120,408	$123,433	$116,732

Per share amounts:
Basic net earnings per share, as reported	$1.14	$1.15	$1.13

Basic net earnings per share, pro forma	$1.08	$1.08	$1.04

Diluted net earnings per share, as reported	$1.12	$1.13	$1.11

Diluted net earnings per share, pro forma	$1.07	$1.06	$1.02

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.

Pro forma information regarding net earnings and earnings per share has been determined as if Belo had accounted for its employee stock options under the fair value method of SFAS 123, “Accounting for Stock-Based Compensation.” The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.30 percent, 3.33 percent and 3.22 percent, respectively; dividend yields of 1.81 percent, 1.49 percent and 1.37 percent, respectively; volatility factors of the expected market price of Belo’s common stock of .260, .231, and .311, respectively; and weighted average expected lives of the options of approximately 6, 4, and 4 years, respectively.

J)	Revenue Recognition Belo’s principal sources of revenue are the sale of air time on its television stations, advertising space in published issues of its newspapers and on the Company’s Internet Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for commercial printing jobs. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency fees, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Commercial printing revenue is recorded when the product is shipped.

K)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $30,092, $21,105 and $19,742 in advertising and promotion costs during 2005, 2004 and 2003, respectively.

L)	Employee Benefits Belo is effectively self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

M)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 51

Notes to Consolidated Financial Statements

N)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2: Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative. The effective date of SFAS 123R is the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 (or January 1, 2006 for the Company). The Company adopted SFAS 123R on January 1, 2006.
SFAS 123R permits public companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) is based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that are unvested as of the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method described above, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company plans to adopt SFAS 123R using the “modified prospective” method.
As permitted by SFAS 123, the company currently accounts for shared-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements for the pro forma effects on net earnings and net earnings per share of SFAS 123 for the years 2005, 2004 and 2003.
The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by the Company on the alternative models available to value option grants, the Company has determined that it will continue to use the Black-Scholes model to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded through the year. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended December 31, 2005, 2004, and 2003 was not material.
Subject to a complete review of the requirements of SFAS 123R, based on stock option granted to employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce quarterly net earnings by approximately $2,000 ($.02 per share). See Note 8 for further information on the Company’s share-based compensation plans.
PAGE 52  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
Note 3: Investments and Acquisitions
In 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc. (“HIC”), the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. These agreements expire December 31, 2009, but are subject to extension. Belo provides advertising sales assistance, certain technical services and facilities to support the operations of KFWD-TV, as well as limited programming. In exchange, Belo is reimbursed for its costs and receives 50 percent of the net profits from the operations of KFWD-TV. The amounts received under these agreements were not material to Belo’s consolidated results of operations in 2005. In addition, in exchange for $10,375 in cash, Belo acquired options to acquire undivided interests in the assets owned, held or leased by HIC, which are used in the operations of KFWD-TV. The aggregate exercise price of the options to acquire a 100 percent interest is $31,125, subject to adjustment. These options expire December 31, 2012. HIC also has the option, through December 31, 2009, to require Belo to acquire KFWD-TV. The exercise of the options by either Belo or HIC is dependent on modification of the Federal Communications Commission media ownership rules and policies to permit Belo’s ownership of KFWD-TV.
Note 4: Goodwill and Intangible Assets
The following table sets forth the identifiable intangible assets that continue to be subject to amortization (definite-lived intangible assets) and the identifiable intangible assets that are no longer subject to amortization upon the adoption of SFAS 142 (indefinite-lived intangible assets):

	2005			2004

	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net

Definite-lived intangible assets:
Television Group:
Market alliance	$8,832	$6,624	$2,208	$8,832	$4,858	$3,974
Customer lists	–	–	–	385	225	160
Newspaper Group:
Subscriber lists	115,963	62,457	53,506	115,963	55,875	60,088
Indefinite-lived intangible assets:
Television Group:
FCC licenses	1,463,102	173,598	1,289,504	1,463,102	173,598	1,289,504

Intangible assets	$1,587,897	$242,679	$1,345,218	$1,588,282	$234,556	$1,353,726

Amortization expense for intangible assets subject to amortization was $8,380, $8,476, and $8,444 in 2005, 2004 and 2003, respectively. Amortization expense related to amortizable intangibles at December 31, 2005 is expected to be $8,348 for 2006, $6,941 for 2007, $6,499 for 2008, $6,499 for 2009 and $5,239 for 2010.
Goodwill allocated to the Company’s operating segments as of December 31, 2005 and 2004 is as follows:

	2005	2004

Television Group	$773,257	$773,257
Newspaper Group	464,091	470,043

Total	$1,237,348	$1,243,300

In the third quarter 2005, the Company reduced Newspaper Group goodwill by $5,952. The reduction was due to the favorable resolution of a pre-acquisition tax matter relating to the 1997 acquisition of The Providence Journal.
Based on the results of its annual impairment tests of goodwill and intangible assets, the Company determined that no impairment of these assets existed as of December 31, 2005 or 2004, respectively. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 53

Notes to Consolidated Financial Statements
The normal operations and revenues of the Company’s television station in New Orleans, WWL-TV, were disrupted significantly by Hurricane Katrina, although the station did not sustain significant damage to its physical property and equipment. However, the hurricane adversely affected the station’s revenues due to its effect on a significant number of New Orleans’ advertisers. The Company’s impairment test as of December 31, 2005 evaluated the effect of lower future revenues on the carrying value of the assets of WWL, including its FCC license and determined that these assets are not currently impaired. The Company’s evaluation is based on its belief that advertising revenues will return to a level that supports the current carrying value of the station’s assets, including its FCC license. However, if our assumptions prove to be incorrect, these assets could be impaired. As of December 31, 2005, the carrying value of WWL-TV’s FCC license is approximately $14,300, the carrying value of its goodwill is approximately $10,494 and the carrying value of its property and equipment is approximately $22,167.
Note 5: Long-Term Debt
Long-term debt consists of the following at December 31, 2005 and 2004:

	2005	2004

7 1/8% Senior Notes Due June 1, 2007	$300,000	$300,000
8% Senior Notes Due November 1, 2008	350,000	350,000
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,100,000	1,100,000
Revolving credit agreement, including short-term unsecured notes	105,000	33,000
Uncommitted line of credit	39,875	37,150

Total	$1,244,875	$1,170,150

The Company’s long-term debt maturities are as follows:

2006	$–
2007	300,000
2008	350,000
2009	–
2010 and thereafter	594,875

Total	$1,244,875

The weighted average effective interest rate on the $1,100,000 of fixed-rate debt was 7.5 percent at both December 31, 2005 and 2004. The fair value was $59,795 and $109,138 greater than the carrying value at December 31, 2005 and 2004, respectively. The fair values at December 31, 2005 and 2004 were estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity. On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020 using borrowings under its revolving credit facility.
On May 3, 2005, the Company entered into a $1,000,000 variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and other lenders party thereto (the “new facility”). The new facility replaced the Company’s $720,000 revolving credit facility, which terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the new facility. Borrowings under the new credit facility mature upon expiration of the agreement on May 3, 2010. The new facility may be used for working capital and other general corporate purposes, including letters of credit. Borrowings under the new facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The new facility bears interest at a rate determined by reference to the Company’s credit rating and whether the borrowing is based on LIBOR or a defined alternative base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by the Company. Commitment fees, depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment accrue and are payable under the new facility. The new facility contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, and substantial asset sales. The Company is also required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2005, the Company was in compliance
PAGE 54  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
with all debt covenant requirements. All unused borrowings under the new facility are available for borrowing. As of December 31, 2005, borrowings of $105,000 were outstanding under the new credit facility and the weighted average interest rate for borrowings under the credit facility (which includes a ..125 percent commitment fee) was 5.0 percent at December 31, 2005. The carrying value of borrowings under the revolving credit facility approximates fair value.
At December 31, 2004, the Company had a $720,000 five-year variable rate revolving credit facility. Borrowings under the credit facility are made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bear interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding is either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to .375 percent of the total unused commitment amount accrue and are payable under the credit facility. Borrowings under the credit facility were $33,000 at December 31, 2004. The weighted average interest rate for borrowings under the credit facility (which includes a ..175 percent commitment fee) was 3.9 percent at December 31, 2004. The carrying value of borrowings under this revolving credit facility approximated fair value at December 31, 2004. This credit facility was replaced by the $1,000,000 new credit facility discussed above.
The revolving credit agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.0 to 1.0 and (2) an Interest Coverage ratio of not less than 3.0 to 1.0, all as such terms are defined in the agreement. For the four quarters ended December 31, 2005, Belo’s ratio of Funded Debt to Pro Forma Operating Cash Flow as defined in the agreement was 3.1 to 1.0. Belo’s Interest Coverage ratio for the four quarters ended December 31, 2005 was 4.4 to 1.0.
In addition, the Company has uncommitted lines of credit of $60,000, of which $39,875 and $37,150 was outstanding at December 31, 2005 and 2004, respectively. The weighted average interest rate on this debt was 5.1 percent and 3.1 percent at December 31, 2005 and 2004, respectively. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, the $39,875 and $37,150 outstanding under the uncommitted line of credit at December 31, 2005 and 2004, respectively, have been classified as long-term in the accompanying consolidated balance sheets. All unused borrowings under the Company’s revolving credit facility and uncommitted line of credit are available for borrowing as of December 31, 2005.
During 2005, 2004 and 2003, cash paid for interest, net of amounts capitalized, was $91,153, $90,416 and $93,944, respectively. At December 31, 2005, Belo had outstanding letters of credit of $12,035 issued in the ordinary course of business.
Note 6: Income Taxes
Income tax expense for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

Current
Federal	$66,309	$58,307	$51,209
State	7,227	7,831	6,742

Total current	73,536	66,138	57,951

Deferred
Federal	3,581	14,798	19,815
State	2,155	2,369	3,169

Total deferred	5,736	17,167	22,984

Total income tax expense	$79,272	$83,305	$80,935
Effective income tax rate	38.3%	38.6%	38.6%

Belo Corp. 2005 Annual Report on Form 10-K PAGE 55

Notes to Consolidated Financial Statements
Income tax expense for the years ended December 31, 2005, 2004 and 2003 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2005	2004	2003

Computed expected income tax expense	$72,436	$75,530	$73,311
State income taxes	6,100	6,630	6,443
Other	736	1,145	1,181

Total income tax expense	$79,272	$83,305	$80,935

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax liabilities:
Excess tax amortization	$414,562	$398,603
Excess tax depreciation	60,049	71,723
Expenses deductible for tax purposes in a year different from the year accrued	16,503	14,400
Other	12,736	24,408

Total deferred tax liabilities	503,850	509,134

Deferred tax assets:
Deferred compensation and benefits	7,769	7,663
State taxes	11,337	11,958
Minimum pension liability	21,752	15,041
Expenses deductible for tax purposes in a year different from the year accrued	23,007	30,118
Other	6,514	6,064

Total deferred tax assets	70,379	70,844

Net deferred tax liability	$433,471	$438,290

During 2005 the Company reversed previously accrued taxes of $11 million related to contingencies that no longer met the standards for accrual under FAS 5. The reserves were originally established through goodwill and, upon the expiration of certain state statutes of limitation, were subsequently released in the same manner.
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
Belo’s contributions to its defined contribution plans totaled $13,788, $14,458 and $13,518 in 2005, 2004 and 2003, respectively. A portion of this contribution was made in Belo common stock. The Company issued 395,809, 336,358, and 357,568 shares of Series A common stock in conjunction with these contributions during the years ended December 31, 2005, 2004, and 2003, respectively.
PAGE 56  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
Belo’s Pension Plan covers individuals who were employees prior to July 2000. The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed 10 years of employment. The funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax deductible contribution. During 2005, 2004 and 2003, the Company made contributions to the Pension Plan totaling $15,000, $30,800 and $27,000, respectively. These contributions exceeded the Company’s required minimum contribution for ERISA funding purposes.
Belo also sponsors non-qualified retirement plans and post-retirement benefit plans for certain employees. Expense recognized in 2005, 2004 and 2003 for the non-qualified retirement plans was $2,266, $2,180 and $2,285, respectively. Expense for the post-retirement benefit plans recognized in 2005, 2004 and 2003 was $637, $791, and $1,376, respectively.
The Company uses a December 31 measurement date for its Pension Plan. The following table sets forth the Pension Plan’s funded status and prepaid pension costs at December 31, 2005 and 2004:

	2005	2004

Accumulated benefit obligation	$(450,325)	$(412,037)

Projected benefit obligation	$(507,443)	$(464,808)
Estimated fair value of pension assets	410,513	389,228

Funded status	(96,930)	(75,580)
Unrecognized net actuarial loss	118,518	95,019
Unrecognized prior service cost	4,698	7,484

Prepaid pension cost	$26,286	$26,923

Changes in plan assets for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Fair value of plan assets at January 1,	$389,228	$327,723
Actual return on plan assets	23,723	47,497
Employer contributions	15,000	30,800
Benefits paid	(17,438)	(16,792)

Fair value of plan assets at December 31,	$410,513	$389,228

Changes in plan benefit obligations for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Benefit obligation as of January 1,	$464,808	$428,550
Actuarial losses	23,903	16,408
Service cost	10,862	10,410
Interest cost	27,565	26,232
Plan amendments	(2,257)	–
Benefits paid	(17,438)	(16,792)

Benefit obligation as of December 31,	$507,443	$464,808

Amounts recognized in the balance sheet as of December 31, 2005 and 2004 consist of:

	2005	2004

Prepaid pension cost	$26,286	$26,923

Accrued pension liability	$(39,812)	$(22,810)
Intangible asset	4,698	7,484
Accumulated other comprehensive loss	61,400	42,249

Net amount recognized	$26,286	$26,923

Belo Corp. 2005 Annual Report on Form 10-K PAGE 57

Notes to Consolidated Financial Statements
The net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 includes the following components:

	2005	2004	2003

Service cost–benefits earned during the period	$10,862	$10,410	$9,828
Interest cost on projected benefit obligation	27,565	26,232	25,553
Expected return on plan assets	(31,139)	(29,033)	(27,136)
Amortization of net loss	7,820	6,324	2,838
Amortization of unrecognized prior service cost	529	640	615

Net periodic pension cost	$15,637	$14,573	$11,698

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2006	$18,089
2007	19,077
2008	19,969
2009	21,058
2010	22,386
Years 2011 - 2014	141,017

Weighted-average assumptions used to determine benefit obligations for the Pension Plan as of December 31, 2005 and 2004 are as follows:

	2005	2004

Discount rate	5.75%	6.00%
Rate of increase in future compensation	4.20%	4.20%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%
Rate of increase in future compensation	4.20%	4.20%	4.80%

The expected long-term rate of return on assets was developed through analysis of historical market returns, current market conditions and the Pension Plan’s past experience.
The Pension Plan weighted-average target allocation and asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	Target
	Allocation	2005	2004
Asset category

Domestic equity securities	60.0%	61.7%	62.2%
International equity securities	15.0%	17.2%	16.7%
Fixed income securities	25.0%	19.9%	19.6%
Cash	–	1.2%	1.5%

Total	100.0%	100.0%	100.0%

Pension Plan assets do not include any Belo common stock at December 31, 2005 or December 31, 2004.
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
PAGE 58  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87, “Employers’ Accounting for Pensions.” To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. The assumptions the Company uses include, but are not limited to, the selection of the discount rate, long-term rate of return on plan assets, projected salary increases and mortality rates. In determining the discount rate assumption of 5.75%, the Company used a measurement date of December 31, 2005 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute the Company’s pension expense in the year ended December 31, 2005, the Company used a discount rate of 6 percent, an expected long-term rate of return on plan assets of 8.75 percent and a rate of compensation increase of 4.2 percent. To determine the discount rate assumption of 6 percent, the Company used the measurements date of December 31, 2004 and used the same methodology to construct a portfolio of bonds to match the projected benefit payments. The expected long-term rate of return on plan assets assumption of 8.75 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date of December 31, 2005. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.
During 2005, 2004 and 2003 the value of Pension Plan assets increased. The increases in Pension Plan asset values were primarily due to improvements in stock market performance and contributions of $15,000, $30,800 and $27,000 made by the Company during the years then ended, respectively. The increases in the value of Pension Plan assets in 2004 and 2003 resulted in declines in the minimum liability for unfunded accumulated benefit obligations originally recorded in 2002. In 2005, although the value of the Pension Plan assets increased, the minimum liability for an additional unfunded accumulated benefit obligation recorded at December 31, 2005, increased by $12,463, net of income taxes of $6,711.
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
On December 9, 2005, the Company’s Board of Directors awarded restricted stock units (“RSUs”). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Series A Common Stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, the holder will participate in the Company’s dividends declared by receiving dividend equivalents.
As of December 31, 2005, there were 539,850 granted and unvested RSUs outstanding with a weighted average grant date fair value of $21.62 per share. Share-based compensation expenses are recognized over the life of the vesting period using the straight-line method. For the year ended December 31, 2005, the Company recognized $305 in share-based compensation expense. No share-based compensation expense was recognized for the years ended December 31, 2004 and 2003.
The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to seven years and expire after 10 years. Shares of common stock reserved for future grants under the plan were 8,308,939, 9,161,049, and 778,135 at December 31, 2005, 2004 and 2003, respectively. In 2004, Belo’s shareholders approved the 2004 Executive Compensation Plan. A total of 10,000,000 shares of Series A and/or Series B Common Stock are authorized under the 2004 Plan.
The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation– Transition and Disclosure– an Amendment of SFAS 123” and continues to apply APB 25 in accounting for its stock-based compensation plans. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded.
Belo Corp. 2005 Annual Report on Form 10-K PAGE 59

Notes to Consolidated Financial Statements
Stock-based activity in the long-term incentive plan related to non-qualified stock options is summarized in the following table:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Price	Options	Price	Options	Price

Outstanding at January 1,	16,369,928	$20.97	16,612,230	$20.15	16,823,563	$19.06
Granted	1,042,860	$22.17	1,886,456	$25.49	1,929,825	$26.74
Exercised	(951,810)	$17.90	(1,859,388)	$17.90	(1,908,898)	$17.24
Canceled	(190,750)	$25.15	(269,370)	$23.53	(232,260)	$20.01

Outstanding at December 31,	16,270,228	$21.17	16,369,928	$20.97	16,612,230	$20.15

Exercisable at December 31,	13,784,308		13,015,082		12,762,415

Weighted average fair value of options granted		$5.89		$5.36		$6.99

The following table summarizes information about non-qualified stock options outstanding at December 31, 2005:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15-18	6,326,210	4.14	$17.66	6,326,210	$17.66
$19-21	4,676,247	5.89	$20.38	3,865,637	$20.13
$22-29	5,267,771	6.62	$26.09	3,592,461	$26.28

$15-29	16,270,228	5.44	$21.17	13,784,308	$20.60

(a)	Comprised of Series B shares
Note 9: Commitments and Contingent Liabilities
On January 5, 2006, Infinity Radio, Inc., a subsidiary of CBS Corporation, plaintiff, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it.
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order pending the federal court’s decision on the motion to dismiss the purported shareholder case described below.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6,
PAGE 60  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. On September 30, 2005, the plaintiffs filed their response to defendants’ motion and on October 31, 2005, defendants filed their reply. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
The Company received subpoenas from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.
A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. At December 31, 2005, commitments for the purchase of these broadcast rights are as follows:

Broadcast
Rights
Commitments

2006	$54,001
2007	57,584
2008	58,692
2009	58,092
2010	47,508
2011 and beyond	28,303

Total	$304,180

As of December 31, 2005, contractual obligations for capital expenditure commitments for 2006, 2007, 2008, 2009 and 2010 are $66,540, $18,421, $20,105, $690, and $694, respectively. These obligations primarily relate to television broadcast equipment and newspaper production equipment as well as contracted construction costs for the new distribution facility in Dallas and the new media center for The Press-Enterprise announced January 20, 2006.
Total lease expense for property and equipment was $13,031, $12,765 and $12,021 in 2005, 2004 and 2003, respectively. Future minimum rental payments for operating leases at December 31, 2005 are as follows:

Operating
Leases

2006	$6,961
2007	8,718
2008	6,746
2009	4,818
2010	2,828
2011 and beyond	8,995

Total	$39,066

Belo Corp. 2005 Annual Report on Form 10-K PAGE 61

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
Each outstanding share of common stock is accompanied by one preferred share purchase right, which entitles shareholders to purchase 1/200 of a share of Series A Junior Participating Preferred Stock. The rights will not be exercisable until a party either acquires beneficial ownership of 30 percent of Belo’s common stock or makes a tender offer for at least 30 percent of its common stock. At such time, each holder of a right (other than the acquiring person or group) will have the right to purchase common stock of Belo with a value equal to two times the exercise price of the right, which is initially $75 (subject to adjustment). In addition, if Belo is acquired in a merger or business combination, each right can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. Once a person or group has acquired 30 percent of the common stock but before 50 percent of the voting power of the common stock has been acquired, Belo may exchange each right (other than those held by the acquiring person or group) for one share of Company common stock (subject to adjustment). Belo may reduce the 30 percent threshold or may redeem the rights. The number of shares of Series A Junior Participating Preferred Stock reserved for possible conversion of these rights is equivalent to 1/200 of the number of shares of common stock issued and outstanding plus the number of shares reserved for options outstanding and for grant under the 2004 Executive Compensation Plan and for options outstanding under Belo’s predecessor plans. The rights will expire March 20, 2006, unless extended.
In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. During 2005 and 2004, Belo purchased 7,946,200 and 2,887,500 shares of its Series A common stock at an aggregate cost of $184,011 and $78,148, respectively under this authority. No shares of common stock were repurchased by the Company in 2003. All shares were retired in the year of purchase. On December 9, 2005, the Company’s Board of Directors authorized the repurchase of up and additional 15,000,000 shares of common stock. As of December 31, 2005, no shares were repurchased under this program. As of December 31, 2005, the Company had 21,599,219 remaining shares under both of these purchase authorities. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2005, no shares were purchased under this program. There is no expiration date for these repurchase programs. Pursuant to these authorizations, on November 21, 2005, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that ended in early 2006. Pursuant to these authorizations, on March 6, 2006, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that will end in the second quarter of 2006.
Note 11: Other Income and Expense
During the third quarter of 2004, Belo and Time Warner discontinued their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The Company had made investments totaling $39,070 ($5,093 of which was invested in 2004) related to these ventures through December 31, 2004. Belo recorded a charge of $11,528 in the third quarter of 2004, which is included in other income (expense), net, to write down its investment in the joint ventures to $7,454, the net amount the Company expects to recover upon liquidation of the joint ventures’ assets. The actual amount the Company will recover depends on the actual amounts received from the sale of the joint venture assets, as well as costs incurred in the liquidation, including employee severance expenses. In 2005, the joint ventures sold their assets. As of December 31, 2005, the Company had an immaterial adjustment to the original charge as recorded.
On August 16, 2004, the Company announced a voluntary advertiser plan developed by management in response to an overstatement of previously reported circulation figures at The Dallas Morning News. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,629, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. The plan also included future advertising credits. To utilize the credits, advertisers generally placed
PAGE 62  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
advertising in addition to the terms of each advertiser’s current contract. Credits earned were to be used by the end of an advertiser’s contract period or February 28, 2005, whichever was later. As of December 31, 2005, advertisers used or forfeited the available credits and no credits remain available.
During the fourth quarter of 2003, Belo recorded a gain of $1,796 on the sale of KENS-AM, the Company’s former radio station in San Antonio, Texas.
Note 12: Reduction in Force
In 2004, Belo announced a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from The Dallas Morning News. The Company recorded charges totaling $7,897 for severance costs and other expenses (included as a component of salaries, wages and employee benefits in the Statement of Earnings) related to the reduction in workforce of which $3,688 was paid in 2004. As of December 31, 2005, substantially all of the payments have been made.
Note 13: Earnings Per Share
The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for each of the three years in the period ended December 31, 2005, (in thousands, except per share amounts):

	2005	2004	2003

Weighted average shares for basic earnings per share	112,104	115,036	113,561
Effect of employee stock options and restricted stock	1,448	2,236	1,926

Weighted average shares for diluted earnings per share	113,552	117,272	115,487

Options excluded due to exercise price in excess of average market price
Number outstanding	4,932	3,651	3,004
Weighted average exercise price	$26.33	$27.14	$27.21

Note 14: Comprehensive Income
For each of the three years in the period ended December 31, 2005, total comprehensive income was comprised as follows:

	2005	2004	2003

Net earnings	$127,688	$132,496	$128,525
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes of ($6,711), $3,813 and $7,295 in 2005, 2004 and 2003, respectively	(12,463)	7,081	13,548

Other comprehensive income (loss)	(12,463)	7,081	13,548

Comprehensive income	$115,225	$139,577	$142,073

Note 15: Supplemental Cash Flow Information
Supplemental cash flow information for each of the three years in the period ended December 31, 2005 is as follows:

	2005	2004	2003

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$91,153	$90,416	$93,944
Income taxes paid, net of refunds	$81,560	$59,545	$41,361

Belo Corp. 2005 Annual Report on Form 10-K PAGE 63

Notes to Consolidated Financial Statements
Note 16: Related Party Transactions
In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new Dallas Morning News distribution and production center in southern Dallas. The contract provides for total payments of approximately $16,500, of which approximately $556 was paid during the year ended December 31, 2005. Bill Solomon, a member of Belo’s Board of Directors, is Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.
Note 17: Segment Information
Effective January 1, 2005, the Company integrated its interactive media business and Web sites into their legacy operating companies. Additionally, in 2005 Belo combined the Other Group operations, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the 2004 and 2003 previously reported segment amounts to conform to the current year presentation. Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s various operating segments share content at no cost.
Operations in the Television Group involve the sale of air time for advertising and the broadcast of news, entertainment and other programming through Belo’s television stations, cable news operations and related Web sites. Belo’s television stations are located in Dallas/ Fort Worth, Houston, San Antonio and Austin, Texas; Seattle/ Tacoma and Spokane, Washington; Phoenix and Tucson, Arizona; St. Louis, Missouri; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Hampton/ Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. The Company’s regional cable news operations are located in Seattle, Washington and Dallas, Texas.
Operations in the Newspaper Group involve the sale of advertising space in published issues and on related Web sites, the sale of newspapers to distributors and individual subscribers and commercial printing. The Company’s major newspaper publishing units are The Dallas Morning News, located in Dallas, Texas; The Providence Journal, located in Providence, Rhode Island; and The Press-Enterprise, located in Riverside, California. The Company also has newspaper operations in Denton, Texas.
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
PAGE 64  Belo Corp. 2005 Annual Report on Form 10-K

Notes to Consolidated Financial Statements
Selected segment data for the years ended December 31, 2005, 2004 and 2003 is as follows. As noted above, certain previously reported information has been reclassified to conform to the current year presentation.

	2005	2004	2003

Net operating revenues
Television Group	$703,426	$741,154	$677,392
Newspaper Group	817,808	774,598	763,652

	$1,521,234	$1,515,752	$1,441,044

Segment EBITDA
Television Group	$273,516	$310,257	$265,045
Newspaper Group	178,377	169,246	194,918
Corporate	(60,056)	(59,169)	(49,484)

Total Segment EBITDA	$391,837	$420,334	$410,479
Other income (expense), net	2,018	(16,219)	(7,181)
Depreciation and amortization	(95,891)	(98,150)	(100,228)
Interest expense	(91,004)	(90,164)	(93,610)
Income taxes	(79,272)	(83,305)	(80,935)

Net earnings	$127,688	$132,496	$128,525

Depreciation and amortization
Television Group	$44,709	$45,048	$45,667
Newspaper Group	43,112	45,327	47,722
Corporate	8,070	7,775	6,839

	$95,891	$98,150	$100,228

Identifiable assets
Television Group	$2,495,842	$2,514,798	$2,546,871
Newspaper Group	897,113	899,612	902,876
Corporate	196,258	173,590	152,854

	$3,589,213	$3,588,000	$3,602,601

Capital expenditures
Television Group	$33,158	$36,250	$36,696
Newspaper Group	43,689	34,285	31,721
Corporate	10,421	9,027	8,169

	$87,268	$79,562	$76,586

Belo Corp. 2005 Annual Report on Form 10-K PAGE 65

Notes to Consolidated Financial Statements
Note 18: Quarterly Results of Operations (unaudited)
Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004. Certain previously reported information has been reclassified to conform to the current year presentation. See Note 17 for details of the reclassifications.

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$161,146	$183,142	$167,500	$191,638
Newspaper Group(1)	186,885	207,012	204,800	219,111

	$348,031	$390,154	$372,300	$410,749

Segment EBITDA
Television Group	$58,230	$76,207	$58,269	$80,810
Newspaper Group	40,972	52,434	38,901	46,071
Corporate	(15,138)	(15,004)	(14,462)	(15,453)

Total segment EBITDA	$84,064	$113,637	$82,708	$111,428

Other income, net	356	485	524	653
Depreciation and amortization	(24,151)	(24,301)	(23,699)	(23,740)
Interest expense	(22,293)	(22,219)	(23,536)	(22,956)
Income taxes	(14,275)	(25,682)	(13,856)	(25,459)

Net earnings	$23,701	$41,920	$22,141	$39,926

Basic earnings per share	$.21	$.37	$.20	$.37
Diluted earnings per share	$.20	$.36	$.20	$.36

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$165,062	$190,559	$180,314	$205,219
Newspaper Group	187,606	201,966	176,143	208,883

	$352,668	$392,525	$356,457	$414,102

Segment EBITDA
Television Group	$59,586	$83,379	$73,246	$94,046
Newspaper Group	39,838	53,753	21,944	53,711
Corporate expenses	(12,138)	(13,829)	(18,469)	(14,733)

Total segment EBITDA	$87,286	$123,303	$76,721	$133,024

Other income (expense), net	(2,893)	(1,925)	(11,812)	411
Depreciation and amortization	(25,705)	(24,944)	(23,363)	(24,138)
Interest expense	(22,660)	(22,552)	(22,552)	(22,400)
Income taxes	(13,754)	(28,325)	(7,823)	(33,403)

Net earnings	$22,274	$45,557	$11,171	$53,494

Basic earnings per share	$.19	$.40	$.10	$.47
Diluted earnings per share	$.19	$.39	$.10	$.46

(1)	Third quarter 2004 revenue includes a reduction of $19,629 of cash payments made under The Dallas Morning News voluntary advertiser plan. In the third quarter of 2004, when the advertiser plan was approved and its amounts estimatable, the Company recorded this item as an expense. The reclassification from prior presentation in the Company’s Form 10-Q for the quarter ended September 30, 2004, has no effect on reported earnings per share for the year ended December 31, 2004, or for either the third or fourth quarter of that year.
PAGE 66  Belo Corp. 2005 Annual Report on Form 10-K

Exhibit Index

Exhibit Number		Description
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)(Securities and Exchange Commission File No. 001-08598)
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission file No. 001-08598)(the “2000 Form 10-K”))
3	.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (the “2002 Form 10-K”))
3	.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2005)
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4	.4 *	Amended and Restated Form of Rights Agreement as of February 28, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., a New York banking corporation (Exhibit 4.4 to the 1999 Form 10-K)
4	.5 *	Supplement No. 1 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of November 11, 1996 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)(Securities and Exchange Commission File No. 001-08598)
4	.6 *	Supplement No. 2 to Amended and Restated Rights Agreement between the Company and The First National Bank of Boston dated as of June 5, 1998 (Exhibit 4.6 to the 2000 Form 10-K)
4.7		Instruments defining rights of debt securities:
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
* (b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
Belo Corp. 2005 Annual Report on Form 10-K PAGE 67

Exhibit Number	Description
(6) * Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
(7) * $350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
(8) * Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
10.1	Financing agreements:
(1) * Five-year Credit Agreement dated as of May 3, 2005 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1(2) to the Company’s Quarterly Report on form-10-Q for the quarter ended March 31, 2005)
10.2	Compensatory plans:
†(1) Belo Savings Plan:
* (a) Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2nd Quarter 2004 Form 10-Q”))
†(2) Belo 1986 Long-Term Incentive Plan:
* (a) Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
* (b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
* (c) Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
* (d) Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
†(3)* Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
* (a) Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
* (b) Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
* (c) Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (the “2003 Form 10-K”))
(d) Form of Belo Executive Compensation Award Notification for Employee Awards
†(4)* Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
* (a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
†(5) Belo Supplemental Executive Retirement Plan
* (a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
†(6)* Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
* (a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
* (b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
* (c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (filed as Exhibit 10.3(d) to this Form 10-K for the year ended December 31, 2005)
†(7)* Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
*(a) Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to Form 8-K filed March 2, 2006)
PAGE 68  Belo Corp. 2005 Annual Report on Form 10-K

Exhibit Number	Description
*(b) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to Form 8-K filed March 2, 2006)
* (c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to Form 8-K filed December 12, 2005)
†(8)* Summary of Non-employee Director Compensation (Exhibit 10.3 to Form 8-K filed December 12, 2005)
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
Belo Corp. 2005 Annual Report on Form 10-K PAGE 69