Form 10-Q
period 2006-03-31
BELO CORP
filed 2006-05-10
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☑                      Accelerated Filer ☐                     Non Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $1.67 par value	104,877,889*

*	Consisting of 89,786,387 shares of Series A Common Stock and 15,091,502 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2006	2005

Net Operating Revenues	$371,723	$349,151

Operating Costs and Expenses
Salaries, wages and employee benefits	148,366	135,458
Other production, distribution and operating costs	111,830	97,524
Newsprint, ink and other supplies	36,678	32,105
Depreciation	21,816	22,032
Amortization	2,087	2,119

Total operating costs and expenses	320,777	289,238

Earnings from operations	50,946	59,913

Other Income and Expense
Interest expense	(23,662)	(22,293)
Other income, net	848	356

Total other income and expense	(22,814)	(21,937)

Earnings
Earnings before income taxes	28,132	37,976
Income taxes	10,832	14,275

Net earnings	$17,300	$23,701

Net earnings per share:
Basic	$.16	$.21
Diluted	$.16	$.20

Weighted average shares outstanding:
Basic	106,141	114,177
Diluted	107,171	115,821

Dividends declared per share	$.10	$.10
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	March 31,	December 31,
(Current year unaudited)	2006	2005

Assets

Current assets:
Cash and temporary cash investments	$31,254	$33,243
Accounts receivable, net	237,438	262,240
Other current assets	62,435	60,794

Total current assets	331,127	356,277

Property, plant and equipment, net	521,374	534,112
Intangible assets, net	1,343,131	1,345,218
Goodwill, net	1,237,348	1,237,348
Other assets	112,133	116,258

Total assets	$3,545,113	$3,589,213

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$55,643	$91,210
Accrued expenses	86,427	97,142
Dividends Payable	10,526	10,773
Other current liabilities	71,150	48,304

Total current liabilities	223,746	247,429

Long-term debt	1,273,625	1,244,875
Deferred income taxes	444,233	445,730
Other liabilities	118,083	117,698

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 89,960,346 shares at March 31, 2006 and 92,132,169 shares at December 31, 2005	150,234	153,860
Series B: Issued 15,120,233 shares at March 31, 2006 and 15,602,253 shares at December 31, 2005	25,251	26,056
Additional paid-in capital	886,382	901,091
Retained earnings	463,955	492,870
Accumulated other comprehensive loss	(40,396)	(40,396)

Total shareholders’ equity	1,485,426	1,533,481

Total liabilities and shareholders’ equity	$3,545,113	$3,589,213

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2006	2005

Operations
Net earnings	$17,300	$23,701
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	23,903	24,151
Deferred income taxes	—	535
Employee retirement benefit expense	2,040	4,293
Share-based compensation	4,648	—
Other non-cash expenses	2,786	2,096
Equity (income) loss from partnerships	(314)	238
Other, net	1,272	(1,051)
Net change in operating assets and liabilities:
Accounts receivable	24,525	23,243
Other current assets	(1,758)	3,544
Accounts payable	(35,567)	(27,711)
Accrued expenses and other current liabilities	(8,642)	(4,917)
Interest payable	11,673	11,679
Income taxes payable	7,882	(712)

Net cash provided by operations	49,748	59,089

Investments
Capital expenditures	(9,344)	(8,727)
Other investments	450	665
Other, net	265	795

Net cash used for investments	(8,629)	(7,267)

Financing
Net proceeds from revolving debt	189,355	154,060
Payments on revolving debt	(160,605)	(177,560)
Payment of dividends on stock	(10,616)	(11,421)
Net proceeds from exercise of stock options	4,677	5,219
Purchase of treasury stock	(66,216)	(21,391)
Other	297	(101)

Net cash used for financing	(43,108)	(51,194)

Net increase (decrease) in cash and temporary cash investments	(1,989)	628

Cash and temporary cash investments at beginning of period	33,243	28,610

Cash and temporary cash investments at end of period	$31,254	$29,238

Supplemental Disclosures
Interest paid, net of amounts capitalized	$11,990	$9,504
Income taxes paid, net of refunds	$2,846	$14,553
See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)
(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the “Company” or “Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payments.” See Note (3) for an explanation of the impact the adoption of this standard has on the Company’s financial statements.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	2006	2005

Weighted average shares for basic earnings per share	106,141	114,177
Effect of employee stock options and restricted stock units	1,030	1,644

Weighted average shares for diluted earnings per share	107,171	115,821

(3)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares or performance units, the values of which are based on Belo’s long-term performance. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The restricted stock units (“RSUs”) granted to employees and outside directors under the long-term incentive plan have service and/or performance conditions and are issued in installments over periods of one to three years. Shares of common stock reserved for future grants under the plan were 8,269,789 at March 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Belo uses the Black- Scholes-Merton valuation method to determine the fair value of stock options granted as of the grant date.

For the RSUs, Belo uses the stock price as of the grant date to determine the fair value. Results for prior periods have not been adjusted.
The following table summarizes the impact of recognizing compensation expense related to stock options using fair value recognition provisions of SFAS 123R for the three-months ended March 31, 2006:

Share-based compensation expense recognized in salaries, wages and employee benefits (for stock options only)	$1,946
Less: income taxes	745

Decrease in net income	$1,201

Decrease in basic earnings per share	$.01
Decrease in diluted earnings per share	$.01
Share-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSUs was not impacted by the adoption of SFAS 123R. Compensation expense for RSUs, including dividend equivalents, totaled $2,737 for the quarter ended March 31, 2006 and is included in salaries, wages and employee benefits expense. Total share-based compensation expense, which includes both expense from stock options and RSUs, including dividend equivalents, totaled $4,683 for the first quarter ended March 31, 2006. Share-based compensation has been allocated between the Company’s two reporting segments (Television Group and Newspaper Group) and Corporate.
Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits related to stock options to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R effective January 1, 2006, $296 of excess tax benefits for the three months ended March 31, 2006, have been classified as financing cash flows.
Prior to January 1, 2006, the Company accounted for awards granted under the long-term incentive plans following the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) 25 “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per common share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to January 1, 2006:

2005

Net earnings, as reported	$23,701
Less: Share-based compensation expense determined under fair value-based method, net of tax	1,817

Net earnings, pro forma	$21,884

Per share amounts:
Basic net earnings per share, as reported	$.21

Basic net earnings per share, pro forma	$.19

Diluted net earnings per share, as reported	$.20

Diluted net earnings per share, pro forma	$.19

The fair values for awards granted for the three months ended March 31, 2005, were estimated using the Black-Scholes-Merton valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$5.11
Weighted average assumptions used:
Expected volatility	21.8%
Expected lives	4.50	yrs
Risk-free interest rates	4.28%
Expected dividend yields	1.68%
(4)	Stock-based activity in the long-term incentive plan related to stock options for the quarter ended March 31, 2006, is summarized in the following table:

		Weighted
	Number of	Average
	Options	Price
Outstanding at January 1, 2006	16,270,228	$21.17
Granted	110,900	$19.95
Exercised	(249,529)	$18.74
Canceled	(71,750)	$24.67

Outstanding at March 31, 2006	16,059,849	$21.18

Exercisable at March 31, 2006	13,617,539	$20.65

Weighted average fair value of options granted	$5.02

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at March 31, 2006:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15-18	6,209,190	3.87	$17.65	6,209,190	$17.65
$19-21	4,571,230	5.74	$20.38	3,759,357	$20.15
$22-29	4,959,112	6.26	$26.09	3,471,377	$26.23
$15-29	15,739,532	5.17	$21.10	13,439,924	$20.57

(a)	Comprised of Series B shares
As of March 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable is $15,421. During the three months ended March 31, 2006, the total intrinsic value of options exercised was $845. The amount of the tax benefit realized related to those exercises for the same period was $296.
The fair values for stock options granted for the three months ended March 31, 2006, were estimated using the Black-Scholes-Merton valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$5.02
Weighted average assumptions used:
Expected volatility	22.5%
Expected lives	6.00	yrs
Risk-free interest rates	4.85%
Expected dividend yields	2.0%
Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling one-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. No assumption for a future rate increase has been included.
Stock-based activity in the long-term incentive plan related to RSUs for the quarter ended March 31, 2006, is summarized in the following table. There are no RSUs issuable in the three months ended March 31, 2006. There were no RSUs granted in the quarter ended March 31, 2005.

		Weighted
	Number of	Average
	RSUs	Fair Value
Outstanding at January 1, 2006	364,900	$21.62
Granted	198,250	$21.11
Canceled	(5,000)	$21.62

Outstanding at March 31, 2006	558,150	$21.44

Weighted average remaining life (years)	2.90
As of March 31, 2006, there was $18,903 of total unrecognized compensation costs, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted in the Company’s incentive plans. That cost is expected to be recognized over a weighted-average period of 1.65 years.

(5)	The net periodic pension cost for the three months ended March 31, 2006 and 2005 includes the following components:

	2006	2005

Service cost – benefits earned during the period	$3,013	$2,744
Interest cost on projected benefit obligation	7,164	6,845
Expected return on assets	(8,576)	(7,783)
Amortization of net loss	1,719	1,771
Amortization of unrecognized prior service cost	154	188

Net periodic pension cost	$3,474	$3,765

The Company did not make any contributions to its defined benefit pension plan in the first quarter of 2006. The Company expects to make contributions to the plan of between $10,000 and $15,000 during 2006.
(6)	Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. In the fourth quarter of 2005, Belo combined the Other Group operations, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the March 31, 2005 previously reported segment amounts to conform to the current year presentation. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s operating segments share content at no cost.
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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three months ended March 31, 2006 and 2005 are shown below.

	2006	2005

Net Operating Revenues
Television Group	$174,692	$161,146
Newspaper Group	197,031	188,005

Total net operating revenues	$371,723	$349,151

Segment EBITDA
Television Group	$66,647	$58,230
Newspaper Group	27,576	40,972
Corporate	(19,374)	(15,138)

Total segment EBITDA	74,849	84,064
Other income, net	848	356
Depreciation and amortization	(23,903)	(24,151)
Interest expense	(23,662)	(22,293)
Income taxes	(10,832)	(14,275)

Net earnings	$17,300	$23,701

(7)	On January 5, 2006, Infinity Radio, Inc., plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. The plaintiffs have until May 12, 2006 to replead their allegations in an amended complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

In 2005, the Company received subpoenas from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.

In 2004, the staff of the Securities and Exchange Commission (“SEC”) notified the Company that the staff was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.

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
Overview
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with $1.52 billion in revenues for the year ended December 31, 2005, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations (six in the top 15 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). In addition, Belo owns one local and two regional cable news channels and holds ownership interests in four others. Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). Belo operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.
Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. In the fourth quarter 2005, Belo combined the Other Group operations, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the March 31, 2005 previously reported segment amounts to conform to the current year presentation. The Television Group consists of the Company’s 19 television stations, one station operated under an LMA and three cable news channels, along with its ownership interests in four other cable news channels. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operate within the United States and compete against similar and other types of media on a local, regional and national basis.

     The following tables set forth the Company’s major media assets by segment as of March 31, 2006:
Television Group

						Number of			Station
						Commercial	Station		Audience
	Market		Year	Network	Analog	Stations in	Rank in		Share in
Market	Rank(1)	Station	Acquired	Affiliation	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	7	WFAA	1950	ABC	8	16	1		11
Houston	10	KHOU	1984	CBS	11	15	2		11
Seattle/Tacoma	13	KING	1997	NBC	5	13	1		18
Seattle/Tacoma	13	KONG	2000	IND	16	13	5	*	2
Phoenix	14	KTVK	1999	IND	3	13	2	*	7
Phoenix	14	KASW	2000	WB	61	13	7	*	3
St. Louis	21	KMOV	1997	CBS	4	8	2		14
Portland	23	KGW	1997	NBC	8	8	1		17
Charlotte	27	WCNC	1997	NBC	36	8	2	*	10
San Antonio	37	KENS	1997	CBS	5	10	2		11
San Antonio(5)	37	KCWX	—	UPN	2	10	9		1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1	*	14
New Orleans	43 (6)	WWL	1994	CBS	4	8	1	(6)	18 (6)
Louisville	50	WHAS	1997	ABC	11	7	1		13
Austin	53	KVUE	1999	ABC	24	7	1	*	11
Tucson	71	KMSB	1997	FOX	11	9	4	*	4
Tucson	71	KTTU	2002	UPN	18	9	4	*	2
Spokane	78	KREM	1997	CBS	2	7	2	*	13
Spokane	78	KSKN	2001	WB	22	7	4	*	2
Boise(7)	119	KTVB	1997	NBC	7	5	1		33

(1)	Market rank is based on the relative size of the television market Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2005 Nielsen Media Research report.

(2)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the February 2006 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the February 2006 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Effective April 7, 2006, KBEJ-TV changed its call letters to KCWX-TV. Belo entered into an agreement to operate KCWX (formerly KBEJ) through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.

(6)	Represents WWL and New Orleans information as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen has not included New Orleans in its ratings since July 2005.

(7)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

* Tied with one or more stations in the market.
Newspaper Group

			Daily	Sunday
Newspaper	Location	Acquired	Circulation (1)	Circulation (1)

The Dallas Morning News	Dallas, TX	(2)	462,075(3)	640,742(3)
The Providence Journal	Providence, RI	February 1997	159,896(4)	218,388(4)
The Press-Enterprise	Riverside, CA	July 1997	183,234(4)	185,099(4)
Denton Record-Chronicle	Denton, TX	June 1999	13,852(5)	17,633(5)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	The first issue of The Dallas Morning News was published by Belo on October 1, 1885.

(3)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations’ (the “Audit Bureau”) audit report for the six-month period ended September 30, 2005.

(4)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau’s FAS-FAX report for the six months ended March 31, 2006.

(5)	Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations (“CAC”) Report for the twelve-month period ended September 30, 2005.
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

Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

		Percentage
Three Months ended March 31,	2006	Change	2005
Net operating revenues	$371,723	6.5%	$349,151
Operating costs and expenses	320,777	10.9%	289,238

Earnings from operations	50,946	(15.0%)	59,913
Other income (expense)	(22,814)	4.0%	(21,937)

Earnings before income taxes	28,132	(25.9%)	37,976
Income taxes	(10,832)	(24.1%)	(14,275)

Net earnings	$17,300	(27.0%)	$23,701

Total net operating revenue increased $22,572, or 6.5 percent, from $349,151 in the first quarter of 2005 to $371,723 in the first quarter of 2006 due to an increase of $13,546 in the Television Group primarily related to increases in advertising revenues and an increase of $9,026 in the Newspaper Group related to the change in distribution methods at The Dallas Morning News and an increase in advertising revenues.
Operating costs and expenses increased $31,539 or 10.9 percent from $289,238 in the first quarter 2005 to $320,777 in the first quarter 2006. Salaries, wages and employee benefits expense increased $12,908, or 9.5 percent, in the first quarter of 2006 as compared to the prior year period, primarily due to an increase in full time salaries of $5,409, incremental expenses of $4,683 in share-based compensation, including dividend equivalents, and an increase in benefits and payroll taxes of $1,418. Other production, distribution and operating costs increased $14,306, or 14.7 percent, in the first quarter of 2006 as compared to the first quarter of 2005, due to an increase of $7,233 in distribution expenses primarily related to the change in distribution methods at The Dallas Morning News, and an increase of $5,489 in outside services primarily attributable to consulting costs. Newsprint, ink and other supplies increased $4,573, or 14.2 percent, in the first quarter of 2006 as compared to the year-earlier period. The average cost per metric ton of newsprint increased approximately 14.6 percent in the first quarter of 2006 compared to the first quarter of 2005. Newsprint consumption decreased 0.5 percent compared to the year-earlier period.
As a result of the factors discussed above, net earnings for the first quarter of 2006 decreased to $17,300 (16 cents per share) from $23,701 (20 cents per share) in the first quarter of 2005.
The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining consolidated performance targets and performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Consolidated EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP, and this non-GAAP measure may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of Consolidated EBITDA to net earnings for the first quarters of 2006 and 2005:

	Three months ended
	March 31,
	2006	2005

Consolidated EBITDA	$75,697	$84,420
Depreciation and amortization	(23,903)	(24,151)
Interest expense	(23,662)	(22,293)
Income taxes	(10,832)	(14,275)

Net earnings	$17,300	$23,701

Consolidated EBITDA decreased $8,723 or 10.3 percent in the first quarter 2006 compared to the first quarter 2005, primarily due to an increase in Corporate expense of $4,262 and a decrease of $13,396 in Newspaper Group segment EBITDA, partially offset by an increase of $8,417 in Television Group segment EBITDA.
Television Group
The following discussion reviews segment results for the Company’s Television Group, which currently consists of 19 owned stations and one station operated through an LMA, plus three owned cable news channels and ownership interests in four others. The Television Group’s operating results for the first quarter 2006 as compared with the first quarter 2005 were as follows:

		Percentage
Three Months ended March 31,	2006	Change	2005

Net operating revenues	$174,692	8.4%	$161,146
Segment costs and expenses	108,045	5.0%	102,916

Segment EBITDA(a)	$66,647	14.5%	$58,230

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Television Group revenues increased 8.4 percent for the first quarter 2006 over the first quarter 2005. The table below presents the components of net operating revenues for the first quarter 2006 as compared with the first quarter 2005:

		Percentage
Three Months ended March 31,	2006	Change	2005

Local and national advertising	$161,782	7.9%	$149,917
Political advertising	2,819	413.5%	549
Other	10,091	(5.5%)	10,680

Net Operating revenues	$174,692	8.4%	$161,146

Local and national advertising revenues increased $11,865 or 7.9 percent in the first three months of 2006 as compared to the first three months of 2005. This increase is a combination of a $10,458 or 7.2 percent increase in local and national spot revenue primarily from the 2006 Super Bowl and Winter Olympics and a $1,689 or 72.3 percent increase in revenue generated from the Television Group’s Web sites as compared with the first three months in 2005. Spot revenue increases in the healthcare and telecom categories were partially offset by decreases in the pharmaceutical category. Political advertising revenues increased $2,270 or 413.5 percent in the first quarter 2006 as compared with the first quarter 2005. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices.
Segment Costs and Expenses
Television Group costs and expenses increased $5,129 or 5.0 percent in the first quarter of 2006 compared to the year-earlier period, primarily due to increases in direct compensation and benefits, commissions related to the increase in advertising sales and the recognition of share-based compensation. Segment EBITDA for the Television Group increased 14.5 percent in the first quarter of 2006 compared to the prior year period primarily as a result of the increase in revenues.

Newspaper Group
The following discussion reviews segment results for the Company’s Newspaper Group, which consists of four daily newspapers, various niche publications and commercial printing. The Newspaper Group’s operating results for the first quarter 2006 as compared to the first quarter 2005 were as follows:

		Percentage
Three Months ended March 31,	2006	Change	2005

Net operating revenues	$197,031	4.8%	$188,005
Segment costs and expenses	169,455	15.3%	147,033

Segment EBITDA(a)	$27,576	(32.7%)	$40,972

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Newspaper Group revenues increased 4.8 percent in the first three months of 2006 as compared with the first three months of 2005. The table below presents the components of Newspaper Group net operating revenues for those periods:

		Percentage
Three Months ended March 31,	2006	Change	2005

Advertising	$160,761	2.7%	$156,466
Circulation	29,184	22.9%	23,738
Other	7,086	(9.2%)	7,801

Net Operating revenues	$197,031	4.8%	$188,005

Advertising revenues accounted for 81.6 percent of total Newspaper Group revenues for the three months ended March 31, 2006 compared to 83.2 percent for the three months ended March 31, 2005. Circulation revenue accounted for 14.8 percent of total Newspaper Group revenues for the three month ended March 31, 2006 compared to 12.6 percent for the three months ended March 31, 2005. For both periods, commercial printing made up most of the remainder of Newspaper Group revenues.
Advertising revenues at The Dallas Morning News increased by $2,292 or 2.4 percent in the first three months of 2006 when compared to the first three months of 2005. General advertising revenues increased $1,547 or 11.1 percent in the first quarter 2006 as compared to the first quarter 2005, primarily due to increases in the financial category. Additionally, classified advertising revenue increased $428 or 1.3 percent in the first quarter of 2006 compared to the first quarter 2005, primarily due to increases in the employment and real estate categories partially offset by a decrease in the automotive category. These increases were partially offset by a decrease in retail advertising revenues. Retail advertising revenues declined $1,805 or 8.4 percent in the first quarter 2006 as compared to the first quarter 2005, primarily due to decreases in the furniture, grocery and professional services categories. At The Dallas Morning News, circulation revenue increased $6,095 or 52.4 percent in the first quarter 2006 as compared with the first quarter 2005, primarily due to an estimated $8,500 related to the change in distribution methods from a buy-sell arrangement to a fee for delivery arrangement. This increase was partially offset by a decrease of approximately $1,500 related to a promotional campaign to increase subscribers and by a decrease of $1,081 related to lower circulation.
Advertising revenues for The Providence Journal increased $1,215 or 4.0 percent in the first quarter 2006 compared to the first quarter 2005. Classified advertising revenue increased $882 or 7.8 percent in the first quarter of 2006 compared to the first quarter 2005, primarily due to increases in the real estate and automotive categories partially offset by a slight decrease in the employment category. Additionally, Total Market Coverage (“TMC”) and preprint revenue increased $479 or 7.4 percent in the first quarter 2006 as compared to the first quarter 2005. These increases were partially offset by decreases in retail and general advertising revenues. General advertising revenues decreased $375 or 29.7 percent for in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to decreases in the automotive, pharmaceuticals and travel categories. Circulation revenue declined $418 or 5.9 percent in the first three months of 2006 compared to the first three months of 2005, primarily due to lower Sunday circulation and promotional campaign to increase the number of subscribers.
At The Press-Enterprise, total advertising revenues increased $788 or 2.5 percent in the first quarter 2006 compared with the first quarter 2005. Classified advertising revenues increased $1,378 or 9.4 percent, primarily due to increases in the real estate and employment categories. Preprints and TMC revenues increased $334 or 7.5 percent primarily due to increases in the drug and discount categories. Offsetting these increases was a decrease in retail and general advertising revenues. General advertising revenues decreased $598 or 18.4 percent in the first quarter of 2006 when compared with the first quarter of 2005, primarily due to decreases in the financial and telecommunications categories. Retail advertising revenues decreased $280 or 5.8 percent if the first three months of 2006 compared with the first three months of 2005 primarily due to decreases in the grocery and department store categories. Circulation revenue at The Press-Enterprise declined $231 or 4.6 percent when comparing the first quarter of 2006 to the first quarter of 2005.
Segment Costs and Expenses
Newspaper Group segment costs and expenses increased $22,422 or 15.3 percent in the first quarter of 2006 as compared to the prior year period primarily due to increases in distribution costs, salaries, wages and benefits, production expenses and outside services. The increase in distribution costs is due to approximately $7,100 in additional costs related to the change in distribution method at The Dallas Morning News. The increase in salaries, wages and benefits is due to increased headcount in the group, merit increases and additional incremental expenses relating to share-based compensation. The increase in production expenses is related to a $3,557 increase in newsprint costs. Outside services increased primarily due to increased consulting expenses. Segment EBITDA for the Newspaper Group decreased 32.7 percent from $40,972 in the first quarter 2005 to $27,576 in the first quarter of 2006.
Corporate
Corporate costs and expenses increased $4,262 or 24.7 percent in the first quarter of 2006 compared to the first quarter of 2005 primarily due to incremental expenses of $3,410 in share-based compensation.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $49,748 in the first quarter 2006 compared with $59,089 in the first quarter 2005. The changes in cash flows from operations are primarily caused by lower net earnings and normal changes in our working capital requirements. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments and pay debt.
The Company did not make any contributions to its defined benefit pension plan in the first quarter of 2006. The Company expects to make contributions of between $10,000 and $15,000 in the second half of 2006.
The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Investing Cash Flows
Net cash flows used in investing activities were $8,629 in the first quarter 2006 compared with $7,267 in the first quarter 2005. These cash uses are primarily attributable to capital expenditures and investments as more fully described below.
Capital Expenditures
Total capital expenditures were $9,344 in the first quarter 2006 compared with $8,727 in the first quarter 2005. These were primarily for Television Group and Newspaper Group facilities and equipment.
On April 13, 2006, the Company held a groundbreaking for the new distribution and production center in southern Dallas for The Dallas Morning News. The total cost of the land, building and land improvements, and equipment is projected to be approximately $55,000 over a three-year period of which approximately $506 was incurred in the first quarter 2006 and approximately $13,982 has been incurred since the beginning of the project through March 31, 2006.
On January 20, 2006, the Company announced plans to build a state-of-the-art media center building for The Press-Enterprise. The 150,000 square foot, five-story office building will centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions for the organization’s operations. The new building will be adjacent to the newspaper’s current building. Construction began in the first quarter 2006 and is scheduled to be completed and ready for occupation in the first half of 2007. The cost of the new building is projected to be approximately $40,000 of which approximately $1,437 was incurred in the first quarter 2006 and approximately $5,789 has been incurred since the beginning of the project through March 31, 2006.
The Company is reexamining its major capital expenditure plans for the remainder of 2006 through 2009, based on current competitive conditions and anticipated changes in operating requirements. The Company plans to reduce total capital spending to approximately $75,000 per year for 2007 through 2009, down from approximately $120,000 per year estimated previously. Capital expenditures for 2006 are expected to be less than the previously announced estimate of approximately $120,000.
Financing Cash Flows
Net cash flows used in financing activities were $43,108 in the first quarter 2006 compared to $51,194 in the first quarter 2005. These cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.
Long-Term Debt
At March 31, 2006, Belo had $1,100,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective annual interest rate for the fixed-rate debt instruments is 7.5%. Future borrowings of variable-rate debt are expected to be used to pay down fixed-rate debt in whole or in part or for other corporate needs as determined by management.
At March 31, 2006, the Company had a $1,000,000 variable-rate revolving credit facility under which borrowings were $135,000. The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of March 31, 2006, the Company was in compliance with all debt covenant requirements. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. The weighted average effective annual interest rate for this credit facility, which includes a .125 percent commitment fee, is 5.4 percent as of March 31, 2006.
In addition, the Company has uncommitted lines of credit of $60,000, of which $38,625 was outstanding at March 31, 2006. The uncommitted lines of credit have variable interest rates. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. As of March 31, 2006, the weighted average effective annual interest rate for borrowings under the lines of credit was 5.6 percent. All unused borrowings under the Company’s revolving credit facility and the uncommitted lines of credit were available for borrowing as of March 31, 2006.

Dividends
The Company declared first quarter 2006 dividends of 10 cents per share on Series A and Series B common stock outstanding, to be paid on June 2, 2006 to shareholders of record on May 12, 2006. In the first quarter 2006 the Company paid $10,616 in dividends related to the dividends declared in the fourth quarter 2005.
On May 9, 2006, the Company announced a 25% increase to the Company’s annual cash dividend rate from $.40 to $.50 per share effective in the third quarter 2006.
Share Repurchase Program
In the first quarter 2006, the Company purchased 3,020,000 shares of its Series A Common Stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in July 2000. On December 9, 2005, the Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of March 31, 2006, no shares were repurchased under the December 9, 2005 authorization. The remaining authorization for the repurchase of shares as of March 31, 2006 under both these authorities was 18,579,219 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the first quarter 2006, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the first quarter 2006 was $66,216. All shares repurchased in the first quarter 2006 were retired as of March 31, 2006. The Company expects to repurchase at least approximately 3,600,000 additional shares in the remaining nine months of 2006.
Other
The Company has various options available to meet its 2006 capital and operating commitments, including cash on hand, short term investments, internally generated funds and the $1,000,000 revolving credit facility. The Company believes its resources are adequate to meet its needs.
Recent Accounting Pronouncements
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior period have not been adjusted. See Note (3) to the Consolidated Condensed Financial Statements in Part I, Item I, for a description of share based awards.
The following is the effect as of March 31, 2006 of adopting SFAS 123R on January 1, 2006:

Share-based compensation expense recognized in salaries, wages and employee benefits (for stock options only)	$1,946
Less: income taxes	745

Decrease in net income	$1,201

Decrease in basic earnings per share	$.01
Decrease in diluted earnings per share	$.01
The amounts above include the impact of recognizing compensation expense related to stock options. Compensation expense related to restricted stock units (“RSUs”) was recognized before implementation of SFAS 123R. Compensation expense for RSUs, including dividend equivalents, totaled $2,737 for the quarter ended March 31, 2006 and is included in salaries, wages and employee benefits expense. Total share-based compensation expense, which includes both expense from stock options and RSUs, including dividend equivalents, totaled $4,683 for the first quarter ended March 31, 2006. Share-based compensation has been allocated between the Company’s two segments (Television Group and Newspaper Group) and Corporate.
Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits related to stock options to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R effective January 1, 2006, $296 of excess tax benefits for the three months ended March 31, 2006, have been classified as financing cash flows.

Other Matters
On January 5, 2006, Infinity Radio, Inc., plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it.
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. The plaintiffs have until May 12, 2006 to replead their allegations in an amended complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
In 2005, the Company received subpoenas from the Dallas County District Attorney’s office for documents related to the circulation overstatement at The Dallas Morning News. The Company has cooperated with the Dallas County District Attorney’s office in responding to the subpoenas and will continue to respond to any additional information needs of the District Attorney’s office.
In 2004, the staff of the Securities and Exchange Commission (“SEC”) notified the Company that the staff was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company has briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC relates to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. The Company will continue to respond to additional requests for information that the SEC may have.
A number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Forward-Looking Statements
Statements in this Form 10-Q concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, dividends, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership, and audits and related actions (including the censure of The Dallas Morning News) by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; the recovery of the New Orleans market (where the Company owns and operates market-leading television station WWL-TV, the CBS affiliate) from the effects of Hurricane Katrina; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the SEC, including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
PART II.
Item 1. Legal Proceedings
In addition to the proceedings disclosed below and those previously disclosed (see Note (6) to the Consolidated Condensed Financial Statements in Part I, Item I), for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
On January 5, 2006, Infinity Radio, Inc., plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County

of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff seeks specific performance directing Belo to deliver the $14,500 purchase price of the station. On February 21, 2006, Belo filed its response to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. The plaintiffs have until May 12, 2006 to replead their allegations in an amended complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years. All purchases of securities detailed below were retired in the quarter they were repurchased.
Issuer Purchases of Equity Securities
The following table sets forth the Company’s Series A Common Stock repurchases during the three months ended March 31, 2006. The Company did not repurchase any shares of Series B Common Stock during the quarter ended March 31, 2006.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs (1)

January 1, 2006 through January 31, 2006	1,320,000	$22.27	1,320,000	20,279,219

February 1, 2006 through February 28, 2006	1,140,000	$21.92	1,140,000	19,139,219

March 1, 2006 through March 31, 2006	560,000	$20.97	560,000	18,579,219

Total	3,020,000	$21.90	3,020,000	18,579,219

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. In December 2005, the Company’s Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of March 31, 2006, the Company had 18,579,219 remaining shares under these purchase authorities. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs. Pursuant to these authorizations, on March 6, 2006, Belo adopted a Rule 10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that will end in the second quarter of 2006.

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

Exhibit
Number		Description
3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)(Securities and Exchange Commission File No. 001-08598)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

Exhibit
Number		Description

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12	*	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2005)(Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2005 Form 10-Q”)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(5)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))

(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

10.1	Financing agreements:
(1)	*	Five-year Credit Agreement dated as of May 3, 2005 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1(2) to the 1st Quarter 2005 10-Q)
10.2	Compensatory plans:
~(1)	Belo Savings Plan:
*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004(Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))

	(b)	First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)

	(c)	Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)
~(2)	Belo 1986 Long-Term Incentive Plan:
*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
~(5)	Belo Supplemental Executive Retirement Plan
*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003

(Exhibit 10.2(6)(c) to the 2003 Form 10-K)

*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
~(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006(Securities and Exchange Commission File No. 001-08598)(the “March 2, 2006 8-K”))

*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 8-K)

*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005(Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 8-K”))
~(8)	*	Summary of Non-employee Director Compensation (Exhibit 10.3 to the December 12, 2005 8-K)
12	Statements re: Computation of Ratios
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

May 10, 2006	By:	/s/ Dennis A. Williamson

Dennis A. Williamson
Executive Vice President/
Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

May 10, 2006	By:	/s/ Alison K. Engel

Alison K. Engel
Vice President/Corporate Controller
(Principal Accounting Officer)