Form 10-Q
period 2006-06-30
BELO CORP
filed 2006-08-07
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $1.67 par value	102,125,689*

*	Consisting of 87,260,935 shares of Series A Common Stock and 14,864,754 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

 i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2006	2005	2006	2005
Net Operating Revenues	$403,557	$391,263	$775,280	$740,414

Operating Costs and Expenses
Salaries, wages and employee benefits	142,472	136,748	290,838	272,206
Other production, distribution and operating costs	123,596	106,025	235,426	203,549
Newsprint, ink and other supplies	34,227	34,853	70,905	66,958
Depreciation	22,272	22,214	44,088	44,246
Amortization	2,087	2,087	4,174	4,206

Total operating costs and expenses	324,654	301,927	645,431	591,165

Earnings from operations	78,903	89,336	129,849	149,249

Other Income and Expense
Interest expense	(24,430)	(22,219)	(48,092)	(44,512)
Other income, net	8,852	485	9,700	841

Total other income and expense	(15,578)	(21,734)	(38,392)	(43,671)

Earnings
Earnings before income taxes	63,325	67,602	91,457	105,578
Income taxes	20,666	25,682	31,498	39,957

Net earnings	$42,659	$41,920	$59,959	$65,621

Net earnings per share
Basic	$.41	$.37	$.57	$.58
Diluted	$.41	$.36	$.57	$.57

Weighted average shares outstanding
Basic	104,307	113,308	105,219	113,740
Diluted	104,474	114,915	105,523	115,365

Dividends declared per share	$—	$—	$.10	$.10
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(Current year unaudited)	2006	2005
Assets

Current assets:
Cash and temporary cash investments	$77,993	$33,243
Accounts receivable, net	259,595	262,240
Other current assets	65,160	60,794

Total current assets	402,748	356,277

Property, plant and equipment, net	523,561	534,112
Intangible assets, net	1,341,044	1,345,218
Goodwill, net	1,237,348	1,237,348
Other assets	115,916	116,258

Total assets	$3,620,617	$3,589,213

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term portion of long-term debt	$300,000	$—
Accounts payable	59,510	91,210
Accrued expenses	91,701	97,142
Dividends payable	—	10,773
Other current liabilities	60,787	48,304

Total current liabilities	511,998	247,429

Long-term debt	1,048,893	1,244,875
Deferred income taxes	442,751	445,730
Other liabilities	119,625	117,698

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 88,205,685 shares at June 30, 2006 and 92,132,169 shares at December 31, 2005	147,303	153,861
Series B: Issued 14,913,427 shares at June 30, 2006 and 15,602,253 shares at December 31, 2005	24,905	26,056
Additional paid-in capital	874,451	901,091
Retained earnings	491,087	492,869
Accumulated other comprehensive loss	(40,396)	(40,396)

Total shareholders’ equity	1,497,350	1,533,481

Total liabilities and shareholders’ equity	$3,620,617	$3,589,213

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2006	2005
Operations
Net earnings	$59,959	$65,621
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	48,262	48,452
Deferred income taxes	(3,813)	(204)
Employee retirement benefit expense	5,891	8,586
Share-based compensation	8,330	—
Other non-cash expenses	5,913	4,639
Equity in earnings from partnerships	(632)	(86)
Other, net	(5,499)	(3,527)
Net change in operating assets and liabilities:
Accounts receivable	1,710	(5,001)
Other current assets	(2,101)	2,653
Accounts payable	(31,700)	(20,176)
Accrued expenses and other current liabilities	(4,609)	(2,784)
Interest payable	1,276	(168)
Income taxes payable	9,378	1,397

Net cash provided by operations	92,365	99,402

Investments
Capital expenditures	(34,073)	(17,754)
Other investments	1,091	(8,419)
Other, net	537	1,624

Net cash used for investments	(32,445)	(24,549)

Financing
Net proceeds from revolving debt	296,980	294,175
Payments on revolving debt	(441,855)	(299,825)
Net proceeds from issuance of senior notes	248,903	—
Payment of dividends	(21,117)	(22,764)
Net proceeds from exercise of stock options	4,677	9,072
Purchase of treasury stock	(103,054)	(55,749)
Other	296	(233)

Net cash used for financing	(15,170)	(75,324)

Net increase (decrease) in cash and temporary cash investments	44,750	(471)

Cash and temporary cash investments at beginning of period	33,243	28,610

Cash and temporary cash investments at end of period	$77,993	$28,139

Supplemental Disclosures
Interest paid, net of amounts capitalized	$46,805	$44,680
Income taxes paid, net of refunds	$23,507	$40,399
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payments.” See Note (3) for an explanation of the impact the adoption of this standard has on the Company’s financial statements.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares for basic earnings per share	104,307	113,308	105,219	113,740
Effect of employee stock options	167	1,607	304	1,625

Weighted average shares for diluted earnings per share	104,474	114,915	105,523	115,365

Options excluded due to exercise price in excess of average market price
Number outstanding	9,772	4,685	7,667	4,685
Weighted average exercise price	$23.42	$26.53	$24.60	$26.53

(3)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares or performance units, the basis of which is Belo’s long-term performance. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash bonus awards are also available under the plan. The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The restricted stock units (“RSUs”) granted to employees and outside directors under the long-term incentive plan have service and/or performance conditions and are issued in installments over periods of one to three years. Shares of common stock reserved for future grants under the plan were 8,270,479 at June 30, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Belo uses the Black-Scholes-Merton valuation method to determine the fair value of stock options granted as of the grant date. For the RSUs, Belo uses the stock price as of the grant date to determine the fair value. Results for prior periods have not been adjusted.

The following table summarizes the impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123R for the three and six-month periods ended June 30, 2006:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

Share-based compensation expense recognized in salaries, wages and employee benefits (for stock options only)	$2,842	$4,788
Less: income taxes	(928)	(1,647)

Decrease in net income	$1,914	$3,141

Decrease in basic earnings per share	$.02	$.03

Decrease in diluted earnings per share	$.02	$.03

Recognition of share-based compensation related to RSUs was not impacted by the adoption of SFAS 123R. Compensation expense, including dividend equivalents, for RSUs totaled $880 and $3,617 for the three and six-month periods ended June 30, 2006, respectively, and is included in salaries, wages and employee benefits expense. Total share-based compensation expense, which includes both expense from stock options and RSUs, including dividend equivalents, totaled $3,722 and $8,405 for the three and six-month periods ended June 30, 2006, respectively. Share-based compensation has been allocated between the Company’s two reporting segments (Television Group and Newspaper Group) and Corporate.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits related to stock options to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R effective January 1, 2006, $296 of excess tax benefits for the six-months ended June 30, 2006, have been classified as financing cash flows.

Prior to January 1, 2006, the Company accounted for awards granted under the long-term incentive plans following the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) 25 “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per common share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to January 1, 2006:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net earnings, as reported	$41,920	$65,621
Less: Share-based compensation expense determined under fair value-based method, net of tax	1,829	3,645

Net earnings, pro forma	$40,091	$61,976

Per share amounts:
Basic net earnings per share, as reported	$.37	$.58

Basic net earnings per share, pro forma	$.36	$.55

Diluted net earnings per share, as reported	$.36	$.57

Diluted net earnings per share, pro forma	$.35	$.54

The fair values for awards granted for the three months ended June 30, 2005, were estimated using the Black-Scholes-Merton valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$23.49
Weighted average assumptions used:
Expected volatility	23.20%
Expected lives	5 yrs
Risk-free interest rates	3.84%
Expected dividend yields	1.70%
(4)	Stock-based activity in the long-term incentive plan related to stock options for the six months ended June 30, 2006, is summarized in the following table:

		Weighted
	Number of	Average
	Options	Price
Outstanding at January 1, 2006	16,270,228	$21.17
Granted	208,510	$18.99
Exercised	(249,529)	$18.74
Canceled	(170,050)	$22.53

Outstanding at June 30, 2006	16,059,159	$21.17

Exercisable at June 30, 2006	13,642,549	$20.67

Weighted average fair value of options granted	$4.55

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at June 30, 2006:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15–18	6,286,450	3.96	$17.64	6,189,190	$17.65
$19-21	4,550,265	5.81	$20.39	3,713,891	$20.16
$22-29	5,121,427	6.32	$26.10	3,660,736	$26.17

$15-29	15,958,142	5.25	$21.14	13,563,817	$20.64

(a)	Comprised of Series B shares
As of June 30, 2006, stock options outstanding and stock options exercisable had no aggregate intrinsic value. During the three and six months ended June 30, 2006, the total intrinsic value of options exercised was $845. The amount of the tax benefit realized related to those exercises for the same periods was $296.

The fair values for stock options granted for the three months ended June 30, 2006, were estimated using the Black-Scholes-Merton valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$17.92
Weighted average assumptions used:
Expected volatility	22.5%
Expected lives	6 yrs
Risk-free interest rates	4.95%
Expected dividend yields	2.79%
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

Each RSU is exchanged for a share of common stock once the RSU is vested. In the six months ended June 30, 2006, no RSUs became vested and therefore none were exchanged for shares of common stock. There were no RSUs granted in the six months ended June 30, 2005. Stock-based activity in the long-term incentive plan related to RSUs for the six-months ended June 30, 2006, is summarized in the following table.

		Weighted
	Number of	Average
	RSUs	Fair Value
Outstanding at January 1, 2006	364,900	$21.62
Granted	224,710	$17.96
Canceled	(7,800)	$21.62

Outstanding at June 30, 2006	581,810	$21.28

Weighted average remaining life (years)	2.66
As of June 30, 2006, there was $18,698 of total unrecognized compensation costs, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted in the Company’s long-term incentive plans. That cost is expected to be recognized over a weighted-average period of 1.79 years.

(5)	The net periodic pension cost for the three and six-months ended June 30, 2006 and 2005 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost – benefits earned during the period	$3,012	$2,744	$6,025	$5,488
Interest cost on projected benefit obligation	7,165	6,845	14,329	13,690
Expected return on assets	(8,576)	(7,783)	(17,152)	(15,566)
Amortization of net loss	1,720	1,771	3,439	3,542
Amortization of unrecognized prior service cost	154	188	308	376

Net periodic pension cost	$3,475	$3,765	$6,949	$7,530

In the first six months of 2006, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any contributions to the plan during 2006.

(6)	On January 5, 2006, CBS Radio Stations Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint seeks damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On June 8, 2006, Belo filed its response to the amended complaint, and discovery is ongoing. The Company believes the complaint is without merit and intends to vigorously defend against it.

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

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in an amended complaint and on July 27, 2006, defendants filed motions to dismiss the amended complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

(7)	Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. In the fourth quarter of 2005, Belo combined the Other Group operations, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the June 30, 2005 previously reported segment amounts to conform to the current year presentation. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s operating segments share content at no cost.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and six months ended June 30, 2006 and 2005 are shown below.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Operating Revenues
Television Group	$193,326	$183,142	$368,018	$344,288
Newspaper Group	210,231	208,121	407,262	396,126

Total net operating revenues	$403,557	$391,263	$775,280	$740,414

Segment EBITDA
Television Group	$83,511	$76,207	$150,158	$134,437
Newspaper Group	45,239	52,434	72,815	93,406
Corporate	(25,488)	(15,004)	(44,862)	(30,142)

Total segment EBITDA	$103,262	$113,637	$178,111	$197,701
Other income (expense), net	8,852	485	9,700	841
Depreciation and amortization	(24,359)	(24,301)	(48,262)	(48,452)
Interest expense	(24,430)	(22,219)	(48,092)	(44,512)
Income taxes	(20,666)	(25,682)	(31,498)	(39,957)

Net earnings	$42,659	$41,920	$59,959	$65,621

(8)	In May 2006, Belo issued $250,000 of 6-3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6-3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6-3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6-3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility with the remaining proceeds invested in short-term investments for working capital needs at June 30, 2006. The $1,118 premium associated with the issuance of these 6-3/4%

Senior Notes is being amortized over the term of the 6-3/4% Senior Notes using the effective interest rate method.

(9)	On June 7, 2006, the Company entered into an Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $1,000,000 Five-Year Credit Agreement by, among other things, extending the term of the existing facility to June 2011. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of June 30, 2006, the Company was in compliance with all debt covenant requirements. As of June 30, 2006, there were no borrowings outstanding under the Credit Agreement and all unused borrowings were available for borrowing.

(10)	In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the signing into law of the Tax Reform Bill represents a change in tax law and SFAS 109, “Accounting for Income Taxes” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted. The enactment of the new margin tax resulted in a one-time net reduction in deferred income taxes and income tax expense for the three and six months ended June 30, 2006 of approximately $3,813.

(11)	In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new distribution and production center for The Dallas Morning News in southern Dallas, Texas. The contract provides for total payments of approximately $16,500. Approximately $4,056 has been paid since the inception of the contract with approximately $3,500 paid in the six months ended June 30, 2006. William T. Solomon, a member of Belo’s Board of Directors, is Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
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
Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. In the fourth quarter 2005, Belo combined the Other Group operations, consisting primarily of the

Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the previously reported segment amounts for the three and six-months ended June 30, 2005 to conform to the current year presentation. The Television Group consists of the Company’s 19 television stations, one station operated under an LMA and three wholly-owned cable news channels, along with its ownership interests in four other cable news channels. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operate within the United States and compete against similar and other types of media on a local, regional and national basis.
The following tables set forth the Company’s major media assets by segment as of June 30, 2006:
Television Group

			Year			Number of			Station
		Station/	Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network	Analog	Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	7	WFAA	1950	ABC	8	16	1		10
Dallas/Fort Worth	7	TXCN	1999	IND	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	1	*	11
Seattle/Tacoma	13	KING	1997	NBC	5	13	1		13
Seattle/Tacoma	13	KONG	2000	IND	16	13	5	*	2
Seattle/Tacoma	13	NWCN	1997	IND	N/A	N/A	N/A		N/A
Phoenix	14	KTVK	1999	IND	3	13	1	*	8
Phoenix	14	KASW	2000	WB	61	13	7	*	3
St. Louis	21	KMOV	1997	CBS	4	8	2		13
Portland	23	KGW	1997	NBC	8	8	1		11
Charlotte	27	WCNC	1997	NBC	36	8	3	*	8
San Antonio	37	KENS	1997	CBS	5	10	1		13
San Antonio(5)	37	KCWX	—	UPN	2	10	8	*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1		12
New Orleans	43 (6)	WWL	1994	CBS	4	8	1	(6)	18 (6)
Louisville	50	WHAS	1997	ABC	11	7	1	*	11
Austin	53	KVUE	1999	ABC	24	7	1		11
Tucson	71	KMSB	1997	FOX	11	9	4	*	4
Tucson	71	KTTU	2002	UPN	18	9	5		2
Spokane	78	KREM	1997	CBS	2	7	2		14
Spokane	78	KSKN	2001	WB	22	7	4	*	3
Boise(7)	119	KTVB	1997	NBC	7	7	1		23
Boise(8)	119	KTVB-DT	2003	IND	7.2	7	7		1

(1)	Market rank is based on the relative size of the television market Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2005 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the May 2006 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the May 2006 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Effective April 7, 2006, KBEJ-TV changed its call letters to KCWX-TV. Belo entered into an agreement to operate KCWX (formerly KBEJ) through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.

(6)	Represents WWL and New Orleans information as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen has not included New Orleans in its ratings since July 2005.

(7)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(8)	Utilizing its digital multicast capabilities, KTVB launched “24/7 Local News Channel,” an around-the-clock local news and weather channel.

*	Tied with one or more stations in the market.
Newspaper Group

		Belo Acquired	Daily		Sunday
Newspaper	Location	/Started	Circulation (1)		Circulation

The Dallas Morning News	Dallas, TX	October 1885	475,489	(2)	649,709	(2)
The Providence Journal	Providence, RI	February 1997	159,896	(3)	218,388	(3)
The Press-Enterprise	Riverside, CA	July 1997	183,234	(3)	185,099	(3)
Denton Record-Chronicle	Denton, TX	June 1999	13,484	(4)	16,888	(4)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations’ (the “Audit Bureau”) Publisher’s Statement for the six months ended March 31, 2006.

(3)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau’s FAS-FAX report for the six months ended March 31, 2006.

(4)	Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations (“CAC”) Publisher’s Statement for the six months ended March 31, 2006.

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
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Net operating revenues	$403,557	3.1%	$391,263	$775,280	4.7%	$740,414
Operating costs and expenses	324,654	7.5%	301,927	645,431	9.2%	591,165

Earnings from operations	78,903	(11.7%)	89,336	129,849	(13.0%)	149,249
Other income (expense)	(15,578)	(28.3%)	(21,734)	(38,392)	(12.1%)	(43,671)

Earnings before income taxes	63,325	(6.3%)	67,602	91,457	(13.4%)	105,578
Income taxes	(20,666)	(19.5%)	(25,682)	(31,498)	(21.2%)	(39,957)

Net earnings	$42,659	1.8%	$41,920	$59,959	(8.6%)	$65,621

Total net operating revenue increased $12,294, or 3.1 percent, from $391,263 in the three months ended June 30, 2005 to $403,557 in the three months ended June 30, 2006 due to an increase of $10,184 in the Television Group primarily related to increases in advertising and political revenues and an increase of $2,110 in the Newspaper Group primarily related to the change in distribution methods at The Dallas Morning News.
Total net operating revenue increased $34,866, or 4.7 percent, from $740,414 in the six months ended June 30, 2005 to $775,280 in the six months ended June 30, 2006 due to an increase of $23,730 in the Television Group primarily related to increases in advertising and political revenues and an increase of $11,136 in the Newspaper Group primarily related to the change in distribution methods at The Dallas Morning News and an increase in advertising revenues.
Operating costs and expenses increased $22,727, or 7.5 percent, from $301,927 in the three months ended June 30, 2005 to $324,654 in the three months ended June 30, 2006. Salaries, wages and employee benefits expense increased $5,725, or 4.2 percent, in the three months ended June 30, 2006 as compared to the prior year period, primarily due to an increase in full time salaries of $3,001 and incremental expenses of $3,722 in share-based compensation, including dividend equivalents, partially offset by a decrease in benefits and payroll taxes of $1,008. Other production, distribution and operating costs increased $17,571, or 16.6 percent, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, due to an increase of $10,536 in outside services primarily attributable to consulting costs, and an increase of $6,265 in distribution expenses primarily related to the change in distribution methods at The Dallas Morning News. Belo expects the consulting costs to continue throughout 2006. The increase in distribution costs will also continue though they will have less of an incremental effect beginning in 2007, as the change will have been effective for more than a year. Newsprint, ink and other supplies decreased $626, or 1.8 percent, in the three months ended June 30, 2006 as compared to the year-earlier period. The average cost per metric ton of newsprint increased approximately 15.3 percent in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Newsprint consumption decreased 15.8 percent compared to the year-earlier period.
Operating costs and expenses increased $54,266, or 9.2 percent, from $591,165 in the six-months ended June 30, 2005 to $645,431 in the six-months ended June 30, 2006. Salaries, wages and employee benefits expense increased $18,632, or 6.8 percent, in the six months ended June 30, 2006 as compared to the prior year period, primarily due to an increase in full time salaries of $8,410, and incremental expenses of $8,405 in share-based compensation. Other production, distribution and operating costs increased $31,877, or 15.7 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, due to an increase of $16,025 in outside services primarily attributable to consulting costs, and an increase of $13,498 in distribution expenses primarily related to the change in distribution methods at The Dallas Morning News. Belo expects the consulting costs to continue throughout 2006. The increase in distribution costs will also continue though they will have less of an incremental effect beginning in 2007. Newsprint, ink and other supplies increased $3,947, or 5.9 percent, in the six months ended June 30, 2006 as compared to the year-earlier period. The average cost per metric ton of newsprint increased approximately 14.8 percent in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Newsprint consumption decreased 8.4 percent compared to the year-earlier period.
Total other income (expense), net decreased $6,156, or 28.3 percent, for the three months ended June 30, 2006 and $5,279, or 12.1 percent, for the six months ended June 30, 2006 as compared with same periods in the prior year primarily because the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change in control provision in one of Belo’s vendor contracts.
Income taxes decreased $5,016, or 19.5 percent, for the three months ended June 30, 2006 and $8,459, or 21.2 percent, for the six months ended June 30, 2006 as compared with the same periods in the prior year primarily due to a $3,813 reduction in tax expense related to Texas state tax reforms. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the signing into law of the Tax Reform Bill represents a change in tax law and SFAS 109, “Accounting for Income Taxes” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted. The enactment of the new margin tax resulted in a one-time net reduction in deferred income taxes and income tax expense for the three and six months ended June 30, 2006 of approximately $3,813.
As a result of the factors discussed above, net earnings for the three months ended June 30, 2006 increased to $42,659 (41 cents per share) from $41,920 (36 cents per share) for the three months ended June 30, 2005. Net earnings for the six months ended June 30, 2006 decreased to $59,959 (57 cents per share) from $65,621 (57 cents per share) for the six months ended June 30, 2005.
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
The following table presents a reconciliation of Consolidated EBITDA to net earnings for the three and six-months ended June 30, 2006 and 2005:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Consolidated EBITDA	$112,114	(1.8%)	$114,122	$187,811	(5.4%)	$198,542
Depreciation and amortization	(24,359)	0.2%	(24,301)	(48,262)	(0.4%)	(48,452)
Interest expense	(24,430)	10.0%	(22,219)	(48,092)	8.0%	(44,512)
Income taxes	(20,666)	(19.5%)	(25,682)	(31,498)	(21.2%)	(39,957)

Net earnings	$42,659	1.8%	$41,920	$59,959	(8.6%)	$65,621

Consolidated EBITDA decreased $2,008, or 1.8 percent, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to an increase in Corporate expenses of $10,485 and a decrease of $7,195 in Newspaper Group segment EBITDA, partially offset by an increase in Television Group segment EBITDA of $7,304.
Consolidated EBITDA decreased $10,731, or 5.4 percent, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to an increase in Corporate expenses of $14,721 and a decrease of

$20,591 in Newspaper Group segment EBITDA, partially offset by an increase of $15,721 in Television Group segment EBITDA.
Television Group
The following discussion reviews segment results for the Company’s Television Group, which currently consists of 19 owned stations and one station operated through an LMA, plus three wholly-owned cable news channels. The Television Group’s operating results for the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005 were as follows:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Net operating revenues	$193,326	5.6%	$183,142	$368,018	6.9%	$344,288
Segment costs and expenses	109,815	2.7%	106,935	217,860	3.8%	209,851

Segment EBITDA(a)	$83,511	9.6%	$76,207	$150,158	11.7%	$134,437

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Television Group revenues increased 5.6 percent and 6.9 percent for the three and six months ended June 30, 2006 over the three and six months ended June 30, 2005, respectively. The table below presents the components of net operating revenues for the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Local and national advertising	$175,681	3.4%	$169,851	$337,463	5.5%	$319,768
Political advertising	5,094	175.1%	1,852	7,913	229.6%	2,401
Other	12,551	9.7%	11,439	22,642	2.4%	22,119

Net operating revenues	$193,326	5.6%	$183,142	$368,018	6.9%	$344,288

Local and national advertising revenues increased $5,830, or 3.4 percent, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase is a combination of a $3,993, or 2.4 percent, increase in spot revenue and a $1,812, or 62.3 percent, increase in revenue generated from the Television Group’s Web sites as compared with the three months ended June 30, 2005. Spot revenue increases in the healthcare, telecommunications and automotive categories were partially offset by decreases in the grocery and insurance categories. Political advertising revenues increased $3,242, or 175.1 percent, in the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 primarily due to local political advertising in the New Orleans and Dallas/Fort Worth markets. Political revenues generally are higher in even numbered years than in odd numbered years due to elections for various state and national offices. Additionally, in other revenue there was a $1,142, or 192.2 percent, increase in retransmission revenue partially offset by a decrease in network compensation of $353, or 6.3 percent.
Local and national advertising revenues increased $17,695, or 5.5 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase is a combination of a $14,450, or 4.7 percent, increase in local and national spot revenue primarily from the 2006 Super Bowl and Winter Olympics and a $3,502, or 66.7 percent, increase in revenue generated from the Television Group’s Web sites as compared with the six months ended June 30, 2005. Spot revenue increases in the healthcare, telecommunications and automotive categories were partially offset by decreases in the grocery and internet categories. Political advertising revenues increased $5,512, or 229.6 percent, in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 primarily due to local political advertising in the New Orleans and Dallas/Fort Worth markets. Political revenues generally are higher in even numbered years than in odd numbered years due to elections for various state and national offices. Additionally, in other revenue there was a $1,473, or 122.8 percent, increase in retransmission revenue offset by a decrease in network compensation of $1,357, or 12 percent.
Segment Costs and Expenses
Television Group segment costs and expenses increased $2,880, or 2.7 percent, in the three months ended June 30, 2006 compared to the year-earlier period, primarily due to increases in salaries, wages and employee benefits due to the recognition of share-based compensation. Segment EBITDA for the Television Group increased 9.6 percent in the three months ended June 30, 2006 compared to the prior year period primarily as a result of the increase in revenues.
Television Group segment costs and expenses increased $8,009, or 3.8 percent, in the six months ended June 30, 2006 compared to the year-earlier period, primarily due to increases in salaries, wages and employee benefits due to the recognition of share-based compensation. Segment EBITDA for the Television Group increased 11.7 percent in the six months ended June 30, 2006 compared to the prior year period primarily as a result of the increase in revenues.
Newspaper Group
The following discussion reviews segment results for the Company’s Newspaper Group, which consists of four daily newspapers, various niche publications and commercial printing. Discussion of the three major newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s operating results for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 were as follows:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Net operating revenues	$210,231	1.0%	$208,121	$407,262	2.8%	$396,126
Segment costs and expenses	164,992	6.0%	155,687	334,447	10.5%	302,720

Segment EBITDA(a)	$45,239	(13.7%)	$52,434	$72,815	(22.0%)	$93,406

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Newspaper Group revenues increased 1.0 percent and 2.8 percent in the three and six months ended June 30, 2006, respectively, as compared with the three and six months ended June 30, 2005. The table below presents the components of Newspaper Group net operating revenues for those periods:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Advertising	$174,415	(0.7%)	$175,642	$335,176	0.9%	$332,108
Circulation	28,737	15.7%	24,842	57,921	19.2%	48,580
Other	7,079	(7.3%)	7,637	14,165	(8.2%)	15,438

Net operating revenues	$210,231	1.0%	$208,121	$407,262	2.8%	$396,126

Advertising revenues accounted for approximately 82 percent of total Newspaper Group revenues for the three and six months ended June 30, 2006 compared to approximately 84 percent for the three and six months ended June 30, 2005. Circulation revenue accounted for approximately 14 percent of total Newspaper Group revenues for the three and six months ended June 30, 2006 compared to approximately 12 percent for the three and six months ended June 30, 2005. For both periods, commercial printing made up most of the remainder of Newspaper Group revenues.
Net operating revenues for The Dallas Morning News increased by $2,003, or 1.6 percent, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Advertising revenues decreased by $2,544, or 2.4 percent, in the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. General advertising revenues were relatively unchanged in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Retail advertising revenue decreased $2,722, or 11.1 percent, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to decreases in the department store, furniture, entertainment, electronics, sporting goods and general merchandise categories. Classified advertising revenues decreased $2,017, or 5.5 percent, primarily due to decreases in the automotive and real estate categories. These decreases were partially offset by an increase in circulation revenue. At The Dallas Morning News, circulation revenue increased $4,585, or 35.9 percent, in the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, primarily due to an estimated $7,900 related to the change in distribution methods from a buy-sell arrangement to a fee-for-delivery arrangement. This increase was partially offset by a decrease of approximately $2,168 related to a promotional campaign to increase subscribers and by a decrease of $1,147 related to lower circulation.
Net operating revenues for The Dallas Morning News increased by $10,190, or 4.3 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Total advertising revenues were relatively flat in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. General advertising revenues increased $1,613, or 5.3 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to increases in the financial category, partially offset by decreases in the automotive and telecommunications categories. These increases were offset by decreases in retail advertising revenue of $4,527, or 9.8 percent, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to decreases in the furniture category. Additionally, classified advertising revenue decreased $1,589, or 2.2 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to decreases in the automotive and real estate categories, partially offset by an increase in the employment category. At The Dallas Morning News, circulation revenue increased $10,680, or 43.8 percent, in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, primarily due to an estimated $16,400 related to the change in distribution methods from a buy-sell arrangement to a fee-for-delivery arrangement. The increase in circulation revenues attributable to the change in distribution methods is expected to continue. The Dallas Morning News has experienced a decrease in circulation over the past few years. Efforts to improve the circulation include a promotional campaign involving discounts of approximately $3,696 for the six months ended June 30, 2006. The decreases in circulation revenue due to the discounts partially offset the increases in circulation revenue due to the change in distribution methods. The Dallas Morning News is moving towards concentrating its circulation efforts on its core readership. Belo expects circulation and circulation revenue to fluctuate during this process.
Net operating revenues for The Providence Journal decreased by $364, or 0.9 percent, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Advertising revenues increased $221, or 0.6 percent, in the three months June 30, 2006 compared to the three months ended June 30, 2005. Classified advertising revenue remained relatively unchanged with decreases in employment and automotive categories offset by increases in the real estate category in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Additionally, TMC and preprint revenue increased $806, or 10.9 percent, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to increases in general merchandise, grocery and electronics categories. These increases were partially offset by decreases in retail and general advertising revenues. Retail advertising revenues decreased $517, or 4.5 percent, due to decreases in the automotive and furniture and home accessories categories. General advertising revenues decreased $449, or 38.3 percent, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to decreases in the automotive, pharmaceuticals and travel categories. Circulation revenue declined $548, or 7.6 percent, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to lower circulation and an increase in discounts related to an overall promotional campaign to improve circulation.
Net operating revenues for The Providence Journal increased by $404, or 0.5 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Advertising revenues increased $1,436, or 2.2 percent, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Classified advertising revenue increased $891, or 3.7 percent, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to increases in the real estate category partially offset by decreases in the employment and automotive categories. Additionally, TMC and preprint revenue increased $1,285, or 9.3 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to increases in general merchandise, grocery and electronic categories. These increases were partially offset by decreases in retail and general advertising revenues. Retail advertising revenues decreased $702, or 3.2 percent, due to decreases in the automotive and furniture categories for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. General advertising revenues decreased $824, or 33.8 percent, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to decreases in the automotive, pharmaceuticals and travel categories. Circulation revenue declined $966, or 6.7 percent, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to lower overall circulation and an increase in discounts related to an overall promotional campaign to improve circulation.
Net operating revenues for The Press-Enterprise increased by $471, or 1.2 percent, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Total advertising revenues increased $1,096, or 3.2 percent, in the three months ended June 30, 2006 compared with the three months ended June 30, 2005. Classified advertising revenues increased $744, or 4.7 percent, primarily due to increases in the real estate category, partially offset by decreases in the automotive and employment categories. Preprints and TMC revenues increased $298, or 6.1 percent, primarily due to increases in the pharmaceutical and home furnishings categories. Retail advertising revenues increased $220, or 4.2 percent, in the three months ended June 30, 2006 compared with the three months ended June 30, 2005 primarily due to increases in the furniture and entertainment categories. Offsetting these increases was a decrease in general advertising revenues. General advertising revenues decreased $220, or 6.4 percent, in the three months ended June 30, 2006 when compared with the three months ended June 30, 2005, primarily due to decreases in the automotive and telecommunications categories. Circulation revenue at The Press-Enterprise declined $142, or 2.9 percent, when comparing the three months ended June 30, 2006 to the three months ended June 30, 2005. Commercial printing and other revenue at The Press-Enterprise declined $483, or 25.2 percent, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Net operating revenues for The Press-Enterprise increased by $541, or 0.7 percent, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Total advertising revenues increased $1,884, or 2.9 percent, in the six months ended June 30, 2006 compared with the six months ended June 30, 2005. Classified advertising revenues increased $2,122, or 6.9 percent, primarily due to increases in the real estate and employment categories, partially offset by a decrease in the automotive category. Preprints and TMC revenues increased $631, or 6.8 percent, due to strong gains in the pharmaceutical and home furnishing categories. Offsetting these increases was a decrease in general advertising revenues. General advertising revenues decreased $819, or 12.3 percent, in the six months ended June 30, 2006 when compared with the six months ended June 30, 2005, primarily due to decreases in the telecommunications and financial categories. Circulation revenue at The Press-Enterprise declined $373, or 3.8 percent, when comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. Commercial printing and other revenue at The Press-Enterprise declined $970, or 24.3 percent, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Segment Costs and Expenses
Newspaper Group segment costs and expenses increased $9,305, or 6.0 percent, in the three months ended June 30, 2006 as compared to the prior year period primarily due to increases in distribution costs and outside services. The increase in distribution costs is due to approximately $6,600 in additional costs related to the change in distribution methods at The Dallas Morning News. Belo expects this increased level of distribution costs at The Dallas Morning News to continue. Outside services increased primarily due to increased consulting expenses. Belo expects the consulting expenses to continue for the remainder of 2006. The increase due to the incremental expense from share-based compensation was offset by a decrease in accrued bonuses. Segment

EBITDA for the Newspaper Group decreased 13.7 percent from $52,434 in the three months ended June 30, 2005 to $45,239 in the three months ended June 30, 2006.
Newspaper Group segment costs and expenses increased $31,727, or 10.5 percent, in the six months ended June 30, 2006 as compared to the prior year period primarily due to increases in distribution costs, salaries, wages and benefits, production expenses and outside services. The increase in distribution costs is due to approximately $13,700 in additional costs related to the change in distribution methods at The Dallas Morning News. Belo expects this increased level of distribution costs at The Dallas Morning News to continue. The increase in salaries, wages and benefits is due to increased headcount in the group, merit increases and additional incremental expenses related to share-based compensation. The increase in production expenses is related to a $2,766 increase in newsprint costs and a $1,293 increase in purchased supplements. Outside services increased primarily due to increased consulting expenses. Belo expects the consulting costs to continue throughout 2006. Segment EBITDA for the Newspaper Group decreased 22 percent from $93,406 in the six months ended June 30, 2005 to $72,815 in the six months ended June 30, 2006.
Corporate
Corporate operating costs and expenses increased $10,485, or 70 percent, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to incremental expenses of $6,748 in consulting fees and $2,228 in share-based compensation. Belo expects consulting fees to continue throughout 2006 with a higher concentration in the third quarter. During the three months ended June 30, 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts. Additionally, Belo recorded a one time net reduction of $3,813 in tax expense related to the enactment of the new State of Texas margin tax discussed above.
Corporate operating costs and expenses increased $14,721, or 48.8 percent, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to incremental expenses of $8,150 in consulting fees and $5,638 in share-based compensation. Belo expects consulting fees to continue throughout 2006 with a higher concentration in the third quarter. During the six months ended June 30, 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts. Additionally, Belo recorded a one-time net reduction of $3,813 in tax expense related to the enactment of the new State of Texas margin tax discussed above.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $92,365 in the six months ended June 30, 2006 compared with $99,402 in the six months ended June 30, 2005. The changes in cash flows from operations are primarily caused by lower net earnings and normal changes in its working capital requirements. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments, and pay debt.
The Company did not make any contributions to its defined benefit pension plan in the six months ended June 30, 2006. In the second quarter 2006, the Company reviewed its pension requirements and does not expect to make any contributions in 2006.
Recent pension reform legislation approved by congress is expected to significantly increase the costs and funding requirements of defined benefit retirement plans like Belo’s pension plan. Belo is considering structural changes to its pension plan that could involve freezing its plan for some or all participants in favor of an enhanced defined contribution plan. If Belo were to adopt any such changes, these could be implemented as early as 2007.
As of June 30, 2006, the balance sheet reflects a negative working capital position with current liabilities in excess of current assets. The reclassification from long-term to short-term of $300,000 in 7-1/8% Senior Notes due June 1, 2007 is the reason for the negative position. The Company expects to repay the Senior Notes due June 1, 2007 with borrowings under its credit facility. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.
Investing Cash Flows
Net cash flows used in investing activities were $32,445 in the six months ended June 30, 2006 compared with $24,549 in the six months ended June 30, 2005. These cash uses are primarily attributable to capital expenditures as more fully described below.

Capital Expenditures
Total capital expenditures were $34,073 in the six months ended June 30, 2006 compared with $17,754 in the six months ended June 30, 2005. These were primarily for Television Group and Newspaper Group facilities and equipment.
On April 13, 2006, the Company broke ground for a new distribution and production center in southern Dallas for The Dallas Morning News. The total cost of the land, building and land improvements, and equipment is projected to be approximately $55,000 over a three-year period, of which approximately $6,441 was incurred in the six months ended June 30, 2006 and approximately $19,917 has been incurred since the beginning of the project through June 30, 2006.
On January 20, 2006, the Company announced plans to build a state-of-the-art media center building for The Press-Enterprise. The 150,000 square foot, five-story office building will centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions for the organization’s operations. The new building will be adjacent to the newspaper’s current building. Construction began in the first quarter 2006 and the new building is scheduled to be completed and ready for occupation in the first half of 2007. The cost of the new building is projected to be approximately $40,000 of which approximately $6,404 was incurred in the six months ended June 30, 2006 and approximately $10,756 has been incurred since the beginning of the project through June 30, 2006.
The Company is reexamining its major capital expenditure plans for the remainder of 2006 through 2009, based on current competitive conditions and anticipated changes in operating requirements. The Company plans to reduce total capital spending to approximately $75,000 per year for 2007 through 2009, down from the approximately $120,000 per year estimated previously. Capital expenditures for 2006 are expected to be less than the previously announced estimate of approximately $120,000.
Financing Cash Flows
Net cash flows used in financing activities were $15,170 in the six months ended June 30, 2006 compared to $75,324 in the six months ended June 30, 2005. These cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 6-3/4% Senior Notes, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.
Long-Term Debt
In May 2006, Belo issued $250,000 of 6-3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6-3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6-3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6-3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt then outstanding under Belo’s revolving credit facility and for working capital needs. The $1,118 premium associated with the issuance is being amortized over the term of the 6-3/4% Senior Notes using the effective interest rate method. As of June 30, 2006, there is approximately $48,049 of unused proceeds in short-term investments.
On June 1, 2006, the Company reclassified $300,000 of 7-1/8% Senior Notes due June 1, 2007, from long-term debt to short-term debt because the debt is due in less than one year. The Company expects to repay the notes on or before their due date with funds from the credit facility.
On June 7, 2006, the Company entered into an Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $1,000,000 Five-Year Credit Agreement by, among other things, extending the term of the existing facility to June 2011. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of June 30, 2006, the Company was in compliance with all debt covenant requirements. As of June 30, 2006, no borrowings were outstanding under the Credit Agreement and all unused borrowings were available for borrowing.
At June 30, 2006, Belo had $1,350,000 in fixed-rate debt securities as follows: $300,000 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $250,000 of 6-3/4% Senior Notes due 2013; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective annual interest rate for the fixed-rate debt instruments is 7.4 percent. Future borrowings of variable-rate debt are expected to be used to pay down fixed-rate debt in whole or in part or for other corporate needs as determined by management.
In addition, the Company has uncommitted lines of credit of $60,000, at June 30, 2006, of which there were no borrowings outstanding. The uncommitted lines of credit have variable interest rates. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings would be classified as long-term debt in the Company’s financial statements. All unused borrowings under the Company’s uncommitted lines of credit were available for borrowing as of June 30, 2006.
Dividends
In the second quarter 2006, the Company paid first quarter 2006 dividends of $10,501 on Series A and Series B common stock outstanding, to shareholders of record on May 12, 2006. In the first quarter 2006, the Company paid $10,616 relating to dividends declared in the fourth quarter 2005.
On July 28, 2006, the Company declared second quarter dividends of 12.5 cents per share on Series A and Series B common stock outstanding, to be paid on September 1, 2006 to shareholders of record on August 11, 2006. This dividend reflects the 25 percent increase in the Company’s annual cash dividend rate announced May 9, 2006.
Share Repurchase Programs
In the six months ended June 30, 2006, the Company purchased 5,120,000 shares of its Series A common stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in July 2000. On December 9, 2005, the Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of June 30, 2006, no shares were repurchased under the December 9, 2005 authorization. The remaining authorization for the repurchase of shares as of June 30, 2006 under both these authorities was 16,479,219 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the six months ended June 30, 2006, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the six months ended June 30, 2006 was $103,054. All shares repurchased in the six months ended June 30, 2006 were retired as of June 30, 2006.

Contractual Obligations
     The table below summarizes the following specified commitments of the Company as of June 30, 2006:

Nature of Commitment	Total	2006	2007	2008	2009	2010	Thereafter

Broadcast rights	$297,126	$28,695	$57,849	$61,644	$60,903	$64,118	$23,917
Capital expenditures and licenses	67,713	45,464	20,273	655	659	662	—
Non-cancelable operating leases	42,958	5,279	10,011	8,042	6,024	4,044	9,558
Long-term debt (principal only)	1,350,000	—	300,000	350,000	—	—	700,000
Interest on long-term debt(1)	952,250	58,375	99,875	78,500	50,500	50,500	614,500

Total	$2,710,047	$137,813	$488,008	$498,841	$118,086	$119,324	$1,347,975

(1)	Represents the annual interest rate an fixed rate debt as of June 30, 2006, there were no outstanding balances on the Company’s variable rate debt, therefore no projections for variable rate interest was included.
Other
The Company has various options available to meet its 2006 capital and operating commitments, including cash on hand, short-term investments, internally generated funds and the $1,000,000 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
Recent Accounting Pronouncements
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been adjusted. See Note (3) to the Consolidated Condensed Financial Statements in Part I, Item 1, for a description of share-based awards.
The following is the effect for the three and six months ended June 30, 2006 of adopting SFAS 123R on January 1, 2006:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

Share-based compensation expense recognized in salaries, wages and employee benefits (for stock options only)	$2,842	$4,788
Less: income taxes	(928)	(1,647)

Decrease in net income	$1,914	3,141

Decrease in basic earnings per share	$.02	$.03

Decrease in diluted earnings per share	$.02	$.03

The amounts above include the impact of recognizing compensation expense related to stock options. Compensation expense related to restricted stock units (“RSUs”) was recognized before implementation of SFAS 123R. Compensation expense for RSUs, including dividend equivalents, totaled $880 and $3,617 for the three and six-month periods ended June 30, 2006, respectively, and is included in salaries, wages and employee benefits expense. Total share-based compensation expense, which includes both expense from stock options and RSUs, including dividend equivalents, totaled $3,722 and $8,405 for the three and six-month periods ended June 30, 2006, respectively. Share-based compensation has been allocated among the Company’s two segments (Television Group and Newspaper Group) and Corporate.
Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits related to stock options to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R effective January 1, 2006, $296 of excess tax benefits for the six months ended June 30, 2006, have been classified as financing cash flows.
Other Matters
On January 5, 2006, CBS Radio Stations Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint seeks damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On June 8, 2006, Belo filed its response to the amended complaint, and discovery is ongoing. The Company believes the complaint is without merit and intends to vigorously defend against it.
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
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in an amended complaint and on July 27, 2006, defendants filed motions to dismiss the amended complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership, and audits and related actions (including the censure of The Dallas Morning News) by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; the recovery of the New Orleans market (where the Company owns and operates television station WWL-TV, the CBS affiliate) from the effects of Hurricane Katrina; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the SEC, including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
In addition to the proceedings disclosed below and those previously disclosed (see Note (6) to the Consolidated Condensed Financial Statements in Part I, Item 1), for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
On January 5, 2006, CBS Radio Stations Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV in New Orleans, Louisiana, a UPN affiliate, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint seeks damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On June 8, 2006, Belo filed its response to the amended complaint, and discovery is ongoing. The Company believes the complaint is without merit and intends to vigorously defend against it.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in an amended complaint and on July 27, 2006, defendants filed motions to dismiss the amended complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years. All repurchases of securities detailed below were retired in the quarter they were repurchased.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended June 30, 2006. The Company did not repurchase any shares of Series B Common Stock during the quarter ended June 30, 2006.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)

April 1, 2006 through April 30, 2006	300,000	$19.50	300,000	18,279,219
May 1, 2006 through May 31, 2006	820,000	$17.14	820,000	17,459,219
June 1, 2006 through June 30, 2006	980,000	$17.21	980,000	16,479,219

Total	2,100,000	$17.51	2,100,000	16,479,219

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. In December 2005, the Company’s Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of June 30, 2006, the Company had 16,479,219 remaining shares under these purchase authorities. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs. Pursuant to these authorizations, on June 2, 2006, Belo adopted a Rule10b5-1 stock repurchase plan to effect open market purchases by the Company of its Series A common stock for a period that will end in the third quarter of 2006.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on May 9, 2006. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
Henry P. Becton, Jr.	221,489,988	1,634,213
Roger A. Enrico	221,301,947	1,822,254
William T. Solomon	221,287,353	1,836,848
Lloyd D. Ward	221,966,038	1,158,163
In addition to those directors elected at the Annual Meeting, the following directors continue in office: Louis E. Caldera, France A. Córdova, Ph.D., Judith L. Craven, M.D., M.P.H., Robert W. Decherd, Dealey D. Herndon, Laurence E. Hirsch, Wayne R. Sanders, M. Anne Szostak, and J. McDonald Williams.
At the Annual Meeting, a proposal to approve the ratification of the appointment of Ernst & Young LLP as Belo’s independent registered public accounting firm was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions with respect to this proposal. There were no broker nonvotes.

	For	Against	Abstain
Proposal II	222,282,725	440,276	401,200
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

Exhibit
Number		Description

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

Exhibit
Number		Description

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)(Securities and Exchange Commission File No. 001-08598)

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11	*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12	*	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)(Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2005 Form 10-Q”)

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2	*	Specimen Form of Certificate representing (Exhibit 4.2 to the 2000 Form 10-K) shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2)	*	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

Exhibit
Number		Description
(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(5)	*
(a)     $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))

(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

(9)	*	Form of Belo Corp. 6.75% Senior Notes due May 30, 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 26, 2006, (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(10)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

(11)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

(12)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

10.1	Financing agreements:

(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

10.2	Compensatory plans:

~(1)		Belo Savings Plan:

*
(a)     Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))

Exhibit
Number	Description
*
(b)     First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(b) to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2006, (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))

*	(c) Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)

~(2)	Belo 1986 Long-Term Incentive Plan:

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

~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

	*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~(5)		Belo Supplemental Executive Retirement Plan

	*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

	*	(a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

	*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

	*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

	*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

~(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)

Exhibit
Number	Description

*
(a)     Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006(Securities and Exchange Commission File No. 001-08598)(the “March 2, 2006 Form 8-K”))

*	(b) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

*
(c)     Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005(Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))

~(8) *	Summary of Non-employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)

12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
August 7, 2006	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer and Principal Financial Officer)

August 7, 2006	By:	/s/ Alison K. Engel
Alison K. Engel
Vice President/Corporate Controller (Principal Accounting Officer)