Form 10-Q
period 2006-09-30
BELO CORP
filed 2006-11-09
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1.67 par value	102,120,089*

*	Consisting of 87,650,439 shares of Series A Common Stock and 14,469,650 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

PART I
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands, except per share amounts (unaudited)	2006	2005	2006	2005

Net Operating Revenues	$376,395	$373,420	$1,151,675	$1,113,834

Operating Costs and Expenses
Salaries, wages and employee benefits	145,098	137,358	435,936	409,564
Other production, distribution and operating costs	120,313	116,205	355,739	319,754
Newsprint, ink and other supplies	30,715	37,149	101,620	104,107
Depreciation	21,575	21,612	65,663	65,858
Amortization	2,087	2,087	6,261	6,293

Total operating costs and expenses	319,788	314,411	965,219	905,576

Earnings from operations	56,607	59,009	186,456	208,258

Other Income and Expense
Interest expense	(24,944)	(23,536)	(73,036)	(68,048)
Other income, net	260	524	9,960	1,365

Total other income and expense	(24,684)	(23,012)	(63,076)	(66,683)

Earnings
Earnings before income taxes	31,923	35,997	123,380	141,575
Income taxes	12,705	13,856	44,203	53,813

Net earnings	$19,218	22,141	79,177	87,762

Net earnings per share
Basic	$.19	$.20	$.76	$.78
Diluted	$.19	$.20	$.76	$.77

Weighted average shares outstanding
Basic	102,153	111,784	104,186	113,081
Diluted	102,251	113,323	104,472	114,677

Dividends declared per share	$.25	$.20	$.35	$.30
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(Current year unaudited)	2006	2005

Assets

Current assets:
Cash and temporary cash investments	$43,546	$33,243
Accounts receivable, net	245,558	262,240
Other current assets	66,709	60,794

Total current assets	355,813	356,277

Property, plant and equipment, net	530,523	534,112
Intangible assets, net	2,576,305	2,582,566
Other assets	111,751	116,258

Total assets	$3,574,392	$3,589,213

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$55,574	$91,210
Accrued expenses	103,536	97,142
Short term debt	249,350	—
Other current liabilities	75,077	59,077

Total current liabilities	483,537	247,429

Long-term debt	1,048,924	1,244,875
Deferred income taxes	442,536	445,730
Other liabilities	122,455	117,698
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 87,227,429 shares at September 30, 2006 and 92,132,169 shares at December 31, 2005	145,669	153,860
Series B: Issued 14,828,406 shares at September 30, 2006 and 15,602,253 shares at December 31, 2005	24,763	26,056
Additional paid-in capital	868,700	901,091
Retained earnings	478,204	492,870
Accumulated other comprehensive loss	(40,396)	(40,396)

Total shareholders’ equity	1,476,940	1,533,481

Total liabilities and shareholders’ equity	$3,574,392	$3,589,213

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2006	2005
Operations
Net earnings	$79,177	$87,762
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	71,924	72,151
Deferred income taxes	(3,813)	192
Employee retirement benefit expense	9,599	13,311
Share-based compensation	11,144	—
Other non-cash expenses	7,760	8,657
Equity in earnings from partnerships	(991)	(990)
Other, net	(4,299)	(992)
Net change in operating assets and liabilities:
Accounts receivable	16,074	10,107
Other current assets	233	(4,135)
Accounts payable	(35,636)	(17,020)
Accrued expenses and other current liabilities	10,162	(1,843)
Interest payable	16,110	11,502
Income taxes payable	(11,328)	(13,974)

Net cash provided by operations	166,116	164,728

Investments
Capital expenditures	(62,562)	(29,511)
Other investments	4,137	(7,400)
Other, net	(15)	1,578

Net cash used for investments	(58,440)	(35,333)

Financing
Net proceeds from revolving debt	299,790	445,525
Payments on revolving debt	(444,665)	(437,825)
Net proceeds from issuance of senior notes	248,883	—
Redemption of senior notes	(50,650)	—
Payment of dividends	(33,866)	(33,956)
Net proceeds from exercise of stock options	4,677	14,882
Purchase of treasury stock	(121,838)	(111,392)
Other	296	(1,977)

Net cash used for financing	(97,373)	(124,743)

Net increase in cash and temporary cash investments	10,303	4,652

Cash and temporary cash investments at beginning of period	33,243	28,610

Cash and temporary cash investments at end of period	$43,546	$33,262

Supplemental Disclosures
Interest paid, net of amounts capitalized	$56,968	$56,546
Income taxes paid, net of refunds	$59,022	$73,735
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payments.” See Note (3) for an explanation of the impact the adoption of this standard has on the Company’s financial statements.

Certain amounts for the preceding year have been reclassified to conform to the current year presentation.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares for basic earnings per share	102,153	111,784	104,186	113,081
Effect of employee stock options	98	1,539	286	1,596

Weighted average shares for diluted earnings per share	102,251	113,323	104,472	114,677

Options excluded due to exercise price in excess of average market price Number outstanding	16,030	4,643	9,741	4,643
Weighted average exercise price	$21.16	$26.53	$23.42	$26.53

(3)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights, the basis of which is Belo’s long-term performance. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash bonus awards are also available under the plan. The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The restricted stock units (“RSUs”) granted to employees and outside directors under the long-term incentive plan have service and/or performance conditions and are issued in installments over periods of one to three years. Shares of common stock reserved for future grants under the plan were 8,301,679 at September 30, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes the applicable amounts of:

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
The following table summarizes the impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123R for the three and nine-month periods ended September 30, 2006:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Share-based compensation expense recognized in salaries, wages and employee benefits (for stock options only)	$1,971	$6,759
Less: income taxes	(784)	(2,422)

Decrease in net income	$1,187	$4,337

Decrease in basic earnings per share	$.01	$.04

Decrease in diluted earnings per share	$.01	$.04

Recognition of share-based compensation related to RSUs was not impacted by the adoption of SFAS 123R. Compensation expense, including dividend equivalents, for RSUs totaled $892 and $4,509 for the three and nine-month periods ended September 30, 2006, respectively, and is included in salaries, wages and employee benefits expense. Total share-based compensation expense, which includes expense from both stock options and RSUs, including dividend equivalents, totaled $2,863 and $11,268 for the three and nine-month periods ended September 30, 2006, respectively. Share-based compensation has been allocated between the Company’s two reporting segments (Television Group and Newspaper Group) and Corporate.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits related to stock options to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R effective January 1, 2006, $296 of excess tax benefits for the nine-months ended September 30, 2006, have been classified as financing cash flows.

Prior to January 1, 2006, the Company accounted for awards granted under the long-term incentive plans following the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) 25 “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123. Because it is Belo’s policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per common share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to January 1, 2006:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$22,141	$87,762
Less: Share-based compensation expense determined under fair value-based method, net of tax	1,831	5,476

Net earnings, pro forma	$20,310	$82,286

Per share amounts:
Basic net earnings per share, as reported	$.20	$.78

Basic net earnings per share, pro forma	$.18	$.73

Diluted net earnings per share, as reported	$.20	$.77

Diluted net earnings per share, pro forma	$.18	$.72

The fair values for awards granted for the three months ended September 30, 2005, were estimated using the Black-Scholes-Merton valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$24.49
Weighted average assumptions used:
Expected volatility	22.60%
Expected lives	5 yrs
Risk-free interest rates	3.92%
Expected dividend yields	1.63%
(4)	Stock-based activity in the long-term incentive plan related to stock options for the nine months ended September 30, 2006, is summarized in the following table:

		Weighted
	Number of	Average
	Options	Price
Outstanding at January 1, 2006	16,270,228	$21.17
Granted	210,010	$18.98
Exercised	(249,529)	$18.74
Canceled	(202,750)	$22.78

Outstanding at September 30, 2006	16,027,959	$21.16

Exercisable at September 30, 2006	13,652,799	$20.67

Weighted average fair value of options granted	$4.55

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at September 30, 2006:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15–18	6,287,845	3.46	$17.64	6,189,190	$17.65
$19-21	4,539,802	5.31	$20.39	3,712,298	$20.16
$22-29	5,103,160	5.82	$26.10	3,668,399	$26.16

$15-29	15,930,807	4.74	$21.14	13,569,887	$20.64

(a)	Comprised of Series B shares
As of September 30, 2006, stock options outstanding and stock options exercisable had no aggregate intrinsic value. During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised was $845. The amount of the tax benefit realized related to those exercises for the same periods was $296.

The fair values for stock options granted for the three months ended September 30, 2006, were estimated using the Black-Scholes-Merton valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$16.33
Weighted average assumptions used:
Expected volatility	27.70%
Expected lives	7 yrs
Risk-free interest rates	4.66%
Expected dividend yields	3.06%
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
Each RSU is exchanged for a share of common stock once the RSU is vested. In the nine months ended September 30, 2006, no RSUs became vested and therefore none were exchanged for shares of common stock. There were no RSUs granted in the nine months ended September 30, 2005. Stock-based activity in the long-term incentive plan related to RSUs for the nine-months ended September 30, 2006, is summarized in the following table.

		Weighted
	Number of	Average
	RSUs	Fair Value
Outstanding at January 1, 2006	364,900	$21.62
Granted	226,710	$20.74
Canceled	(11,100)	$21.62

Outstanding at September 30, 2006	580,510	$21.27

Weighted average remaining life	2.3 yrs
As of September 30, 2006, there was $14,998 of total unrecognized compensation costs, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted in the Company’s long-term incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
(5)	The net periodic pension cost for the three and nine months ended September 30, 2006 and 2005 includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost – benefits earned during the period	$2,659	$2,687	$8,684	$8,175
Interest cost on projected benefit obligation	7,202	6,937	21,531	20,627
Expected return on assets	(8,437)	(7,786)	(25,589)	(23,353)
Amortization of net loss	1,874	2,139	5,313	5,681
Amortization of unrecognized prior service cost	154	76	462	453

Net periodic pension cost	$3,452	$4,053	$10,401	$11,583

In the first nine months of 2006, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any contributions to the plan during 2006.

On November 2, 2006, the Company announced that it will freeze benefits under The G. B. Dealey Retirement Pension Plan (the “Plan”) effective March 31, 2007 and that it plans to provide transition benefits to affected employees, including the granting of five years of additional credited service and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those affected by these changes.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 amends SFAS 87, SFAS 88, SFAS 106 and SFAS 132(R). Among other items, SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in a company’s balance sheet and to recognized changes in that funded status in the year in which those changes occur through comprehensive income. The effective date of SFAS 158 for the Company is December 15, 2006.

The Company is currently evaluating the effect of the changes to the Plan and the adoption of SFAS 158 on its pension liability and related accounts.

(6)	On January 5, 2006, CBS Radio Stations, Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV, then the UPN affiliate in New Orleans, Louisiana, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint seeks damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On June 8, 2006, Belo filed its response to the amended complaint, and discovery is ongoing. On July 27, 2006, the court entered a preliminary conference order setting forth the case schedule, and on October 17, 2006, the court held a status conference. The Company believes the complaint is without merit and intends to vigorously defend against it.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed his response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.

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

On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motion to dismiss plaintiff’s second amended consolidated complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

(7)	Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. In the fourth quarter of 2005, Belo combined the Other Group operations, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the September 30, 2005 previously reported segment amounts to conform to the current year presentation. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s operating segments share content at no cost.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and nine months ended September 30, 2006 and 2005 are shown below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Operating Revenues
Television Group	$179,137	$167,500	$547,155	$511,788
Newspaper Group	197,258	205,920	604,520	602,046

Total net operating revenues	$376,395	$373,420	$1,151,675	$1,113,834

Segment EBITDA
Television Group	$69,853	$58,269	$220,011	$192,706
Newspaper Group	34,731	38,901	107,546	132,306
Corporate	(24,315)	(14,462)	(69,177)	(44,603)

Total segment EBITDA	$80,269	$82,708	$258,380	$280,409
Other income (expense), net	260	524	9,960	1,365
Depreciation and amortization	(23,662)	(23,699)	(71,924)	(72,151)
Interest expense	(24,944)	(23,536)	(73,036)	(68,048)
Income taxes	(12,705)	(13,856)	(44,203)	(53,813)

Net earnings	$19,218	$22,141	$79,177	$87,762

(8)	In May 2006, Belo issued $250,000 of 6-3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6-3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6-3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6-3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility with the remaining proceeds invested in short-term investments for working capital needs at September 30, 2006. The $1,118 premium associated with the issuance of these 6-3/4% Senior Notes is being amortized over the term of the 6-3/4% Senior Notes using the effective interest rate method.
(9)	On June 7, 2006, the Company entered into an Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s existing $1,000,000 Five-Year Credit Agreement by, among other things, extending the term of the existing facility to June 2011. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of September 30, 2006, the Company was in compliance with all debt covenant requirements. As of September 30, 2006, there were no borrowings outstanding under the Credit Agreement and all unused borrowings were available for borrowing.
(10)	In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the signing into law of the Tax Reform Bill represents a change in tax law and SFAS 109, “Accounting for Income Taxes,” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted. The enactment of the new margin tax resulted in a one-time net reduction in deferred income taxes and income tax expense for the nine months ended September 30, 2006 of approximately $3,813.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS 109. Among other things, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of adoption of this interpretation and does not expect it to have a material impact on its financial statements.

(11)	In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new distribution and production center for The Dallas Morning News in southern Dallas, Texas. The revised contract provides for total payments of approximately $16,138. Approximately $9,115 has been paid since the inception of the contract with approximately $8,560 paid in the nine months ended September 30, 2006. William T. Solomon, a member of Belo’s Board of Directors, is Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

(12)	On September 14, 2006, the Company completed a voluntary severance program for newsroom employees at The Dallas Morning News. The voluntary severance affected approximately 112 positions. The total charge for severance costs and other expenses related to this reduction in workforce is expected to be approximately $6,715 of which $5,364 was recorded in the third quarter of 2006. In April 2006, the Company announced its technology optimization initiative. Part of this initiative is the elimination of approximately 60 positions. The total charge for severance costs and other expenses related to this initiative is expected to be approximately $1,716 of which $1,368 was recorded in the third quarter of 2006. Approximately $1,275 of the technology initiative charges were recorded in the Newspaper Group with the remaining amount recorded in Corporate expenses. Of the $6,732 in charges recorded in salaries, wages and employee benefits as of September 30, 2006, approximately $4,920 was paid in the third quarter with the majority of the remainder to be paid by December 31, 2006.

(13)	In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” among other items, SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The effective date of SFAS 157 for the Company is January 1, 2008. The Company will evaluate the impact of the adoption of this standard.

(14)	Subsequent to September 30, 2006, the Company repurchased approximately $12,904 of the outstanding 7-1/8% Senior Notes due June 1, 2007. The total consideration paid was $13,032.
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
Belo now operates its business in two primary reporting segments, the Television Group and the Newspaper Group. In the fourth quarter 2005, Belo combined the Other Group operations, consisting primarily of the Company’s cable news operations, into the Television Group. As a result, the Company has reclassified the previously reported segment amounts for the three and nine months ended September 30, 2005, to conform to the current year presentation. The Television Group consists of the Company’s 19 television stations, one station operated under an LMA and three wholly-owned cable news channels, along with its ownership interests in four other cable news channels. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operate within the United States and compete against similar and other types of media on a local, regional and national basis.

The following tables set forth the Company’s major media assets by segment as of September 30, 2006:
Television Group

						Number of
			Year			Commercial Stations		Station Audience
	Market	Station/	Belo		Analog	in	Station Rank in	Share in
Market	Rank(1)	News Channel	Acquired/ Started	Network Affiliation	Channel	Market(2)	Market(3)	Market(4)

Dallas/Fort Worth	6	WFAA	1950	ABC	8	16	1	10
Dallas/Fort Worth	6	TXCN	1999	IND	N/A	N/A	N/A	N/A
Houston	10	KHOU	1984	CBS	11	15	1*	11
Phoenix	13	KTVK	1999	IND	3	13	1*	8
Phoenix	13	KASW	2000	CW(9)	61	13	7*	3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1	13
Seattle/Tacoma	14	KONG	2000	IND	16	13	5*	2
Seattle/Tacoma	14	NWCN	1997	IND	N/A	N/A	N/A	N/A
St. Louis	21	KMOV	1997	CBS	4	8	2	13
Portland	23	KGW	1997	NBC	8	8	1	11
Charlotte	26	WCNC	1997	NBC	36	8	3*	8
San Antonio	37	KENS	1997	CBS	5	10	1	13
San Antonio(5)	37	KCWX	—	CW(9)	2	10	8*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1	12
Louisville	48	WHAS	1997	ABC	11	7	1*	11
Austin	52	KVUE	1999	ABC	24	7	1	11
New Orleans	54	WWL	1994	CBS	4	8	1(6)	18(6)
Tucson	70	KMSB	1997	FOX	11	9	4*	4
Tucson	70	KTTU	2002	MNTV(9)	18	9	5	2
Spokane	77	KREM	1997	CBS	2	7	2	14
Spokane	77	KSKN	2001	CW(9)	22	7	4*	3
Boise(7)(8)	118	KTVB	1997	NBC	7	7	1	23

(1)	Market rank is based on the relative size of the television market Designated Market Area (“DMA”), among the 210 generally recognized DMAs in the United States, based on the November 2006 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the July 2006 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the July 2006 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Effective April 7, 2006, KBEJ-TV changed its call letters to KCWX-TV. Belo entered into an agreement to operate KCWX (formerly KBEJ) through a local marketing agreement (“LMA”) in May 1999; the station’s on-air date was August 3, 2000.

(6)	Represents the station rank and audience share of WWL as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen has not included New Orleans in its ratings since July 2005.

(7)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(8)	Using its digital multicast capabilities, KTVB launched “24/7 Local News Channel,” an around-the-clock local news and weather channel.

(9)	In September 2006, the UPN and WB networks ceased operations and a new network, The CW, was formed by merging the UPN and WB networks. Also in September 2006, a new network, My Network TV (“MNTV”) began operations. Three of our four former WB or UPN affiliated stations signed affiliation agreements with The CW. The fourth former WB or UPN affiliated station signed an affiliation agreement with MNTV.

*	Tied with one or more stations in the market.
Newspaper Group

		Belo Acquired	Daily		Sunday
Newspaper	Location	/Started	Circulation (1)		Circulation

The Dallas Morning News	Dallas, TX	October 1885	475,489	(2)	649,709	(2)
The Providence Journal	Providence, RI	February 1997	159,787	(3)	212,971	(3)
The Press-Enterprise	Riverside, CA	July 1997	169,361	(3)	178,788	(3)
Denton Record-Chronicle	Denton, TX	June 1999	13,484	(4)	16,888	(4)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations’ (the “Audit Bureau”) Publisher’s Statement for the six months ended March 31, 2006. In April 2006, the Company ceased including third-party barter circulation in reported circulation figures and limited other third-party circulation. In addition, the Company stopped distributing The Dallas Morning News to areas approximately 200 miles or more outside the Dallas/Fort Worth area.

(3)	Average paid circulation data for The Providence Journal and The Press-Enterprise is according to the Audit Bureau’s FAS-FAX report for the six months ended September 30, 2006.

(4)	Circulation data for the Denton Record-Chronicle is taken from the Certified Audit of Circulations (“CAC”) Publisher’s Statement for the six months ended March 31, 2006.
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

Results of Operations
(Dollars in thousands, except share and per share amounts)
Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Net operating revenues	$376,395	0.8%	$373,420	$1,151,675	3.4%	$1,113,834
Operating costs and expenses	319,788	1.7%	314,411	965,219	6.6%	905,576

Earnings from operations	56,607	(4.1%)	59,009	186,456	(10.5%)	208,258
Other income (expense)	(24,684)	7.3%	(23,012)	(63,076)	(5.4%)	(66,683)

Earnings before income taxes	31,923	(11.3%)	35,997	123,380	(12.9%)	141,575
Income taxes	(12,705)	(8.3%)	(13,856)	(44,203)	(17.9%)	(53,813)

Net earnings	$19,218	(13.2%)	$22,141	$79,177	(9.8%)	$87,762

Total net operating revenue increased $2,975, or 0.8 percent, from $373,420 in the three months ended September 30, 2005 to $376,395 in the three months ended September 30, 2006. This increase is primarily due to an increase of $11,637 in the Television Group primarily related to increases in local, national and political advertising revenues. The increase was partially offset by a decrease of $8,662 in the Newspaper Group primarily related to decreases in retail, general and classified advertising.
Total net operating revenue increased $37,841, or 3.4 percent, from $1,113,834 in the nine months ended September 30, 2005 to $1,151,675 in the nine months ended September 30, 2006. This increase is due to an increase of $35,367 in the Television Group primarily related to increases in local, national and political advertising revenues, and an increase of $2,474 in the Newspaper Group primarily related to the change in distribution methods at The Dallas Morning News.
Operating costs and expenses increased $5,377, or 1.7 percent, from $314,411 in the three months ended September 30, 2005 to $319,788 in the three months ended September 30, 2006. Salaries, wages and employee benefits expense increased $7,740, or 5.6 percent, in the three months ended September 30, 2006, as compared to the prior year period. In the third quarter 2006, the Company recorded $6,732 in severance costs and other expenses related to the voluntary severance program of newsroom employees at The Dallas Morning News and the technology optimization initiative announced in April 2006. Approximately $4,920 of these charges were paid in the third quarter. This increase and the increase due to the incremental expense from share-based compensation of $2,863, was partially offset by a decrease in estimated self-insured medical and workers compensation insurance expense of $3,216 and a decrease in pension expense of $754. Other production, distribution and operating costs increased $4,108, or 3.5 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to an increase of $7,829 in outside services primarily attributable to consulting costs related to the technology initiative and circulation matters, and an increase of $2,750 in distribution expenses primarily related to the change in distribution methods at The Dallas Morning News. Belo expects the consulting costs to continue throughout 2006 but to moderate in the fourth quarter. The increase in distribution costs will also continue though they will have less of an incremental effect beginning in the fourth quarter 2006. Newsprint, ink and other supplies decreased $6,434, or 17.3 percent, in the three months ended September 30, 2006, as compared to the year-earlier period. The average cost per metric ton of newsprint increased approximately 12.0 percent in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Newsprint consumption decreased 27.3 percent compared to the year-earlier period primarily because the Company stopped distributing The Dallas Morning News to areas approximately 200 miles or more outside of the Dallas/Fort Worth area.
Operating costs and expenses increased $59,643, or 6.6 percent, from $905,576 in the nine months ended September 30, 2005 to $965,219 in the nine months ended September 30, 2006. Salaries, wages and employee benefits expense increased $26,372, or 6.4 percent, in the nine months ended September 30, 2006, as compared to the prior-year period, primarily due to an increase in full time salaries of $9,005 due to merit increases, and incremental expenses of $11,268 in share-based compensation. Additionally, in the third quarter 2006, the Company recorded $6,732 in severance costs and other expenses related to the voluntary severance program of newsroom employees at The Dallas Morning News and the technology optimization initiative announced in April 2006. Approximately $4,920 of these charges were paid in the third quarter. There will be additional charges of approximately $1,699 recorded and paid in the fourth quarter. These increases were partially offset by a decrease in estimated self-insured medical and workers compensation insurance expense of $3,797 and a decrease in pension expense of $1,334. Other production, distribution and operating costs increased $35,985, or 11.3 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, due to an increase of $23,854 in outside services primarily attributable to consulting costs related to the technology initiative and circulation matters, and an increase of $16,247 in distribution expenses primarily related to the change in distribution methods at The Dallas Morning News. Belo expects the consulting costs to continue throughout 2006 but to moderate in the fourth quarter. The increased level of distribution costs will also continue though they will have less of an incremental impact beginning in the fourth quarter 2006, as the change will have been effective for more than a year. Newsprint, ink and other supplies decreased $2,487, or 2.4 percent, in the nine months ended September 30, 2006, as compared to the year-earlier period. The average cost per metric ton of newsprint increased approximately 13.7 percent in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Newsprint consumption decreased 14.9 percent compared to the year-earlier period.
Interest expense increased $1,408, or 6.0 percent, for the three months ended September 30, 2006, and $4,988, or 7.3 percent, for the nine months ended September 30, 2006, as compared with the same periods in the prior year, primarily due to interest on the 6-3/4% Senior Notes the Company issued in May 2006.
Other income, net decreased $264, or 50.4 percent, for the three months ended September 30, 2006, and increased $8,595, or 629.7 percent, for the nine months ended September 30, 2006, as compared with same periods in the prior year primarily because the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change in control provision in one of Belo’s vendor contracts.
Income taxes decreased $1,151, or 8.3 percent, for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, primarily due to lower estimated taxable income. Income taxes decreased $9,610, or 17.9 percent, for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, primarily due to lower estimated taxable income and a $3,813 reduction in tax expense related to Texas state tax reforms. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the signing into law of the Tax Reform Bill represents a change in tax law and SFAS 109, “Accounting for Income Taxes” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted.
As a result of the factors discussed above, net earnings for the three months ended September 30, 2006, decreased to $19,218 (19 cents per share) from $22,141 (20 cents per share) for the three months ended September 30, 2005. Net earnings for the nine months ended September 30, 2006, decreased to $79,177 (76 cents per share) from $87,762 (78 cents per share) for the nine months ended September 30, 2005.
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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for the three and nine-months ended September 30, 2006 and 2005:

	Three months ended September 30,			Nine months ended September 30,
	Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Consolidated EBITDA	$80,529	(3.2%)	$83,232	$268,340	(4.8%)	$281,774
Depreciation and amortization	(23,662)	(0.2%)	(23,699)	(71,924)	(0.3%)	(72,151)
Interest expense	(24,944)	6.0%	(23,536)	(73,036)	7.3%	(68,048)
Income taxes	(12,705)	(8.3%)	(13,856)	(44,203)	(17.9%)	(53,813)

Net earnings	$19,218	(13.2%)	$22,141	$79,177	(9.8%)	$87,762

Consolidated EBITDA decreased $2,703, or 3.2 percent, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to an increase in Corporate expenses of $9,853, and a decrease of $4,170 in Newspaper Group segment EBITDA, partially offset by an increase in Television Group segment EBITDA of $11,584.
Consolidated EBITDA decreased $13,434, or 4.8 percent, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to an increase in Corporate expenses of $24,574 and a decrease of $24,760 in Newspaper Group segment EBITDA, partially offset by an increase of $27,305 in Television Group segment EBITDA.
Television Group
The following discussion reviews segment results for the Company’s Television Group, which currently consists of 19 owned stations and one station operated through an LMA, plus three wholly-owned cable news channels. The Television Group’s operating results for the three and nine months ended September 30, 2006, as compared with the three and nine months ended September 30, 2005, were as follows:

	Three months ended September 30,			Nine months ended September 30,
	Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Net operating revenues	$179,137	6.9%	$167,500	$547,155	6.9%	$511,788
Segment costs and expenses	109,284	0.0%	109,231	327,144	2.5%	319,082

Segment EBITDA(a)	$69,853	19.9%	$58,269	$220,011	14.2%	$192,706

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Television Group revenues increased 6.9 percent for the three and nine months ended September 30, 2006, over the three and nine months ended September 30, 2005, respectively. The table below presents the components of net operating revenues for the three and nine months ended September 30, 2006, as compared with the three and nine months ended September 30, 2005:

	Three months ended September 30,			Nine months ended September 30,
	Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Local and national advertising	$159,879	5.1%	$152,085	$497,342	5.4%	$471,853
Political advertising	7,505	385.4%	1,546	15,418	290.6%	3,947
Other	11,753	(15.3%)	13,869	34,395	(4.4%)	35,988

Net operating revenues	$179,137	6.9%	$167,500	$547,155	6.9%	$511,788

Local and national advertising revenues increased $7,794, or 5.1 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This increase is a combination of a $6,489, or 4.3 percent, increase in spot revenue and a $1,473, or 44.8 percent, increase in revenue generated from the Television Group’s Web sites as compared with the three months ended September 30, 2005. For the three months ended September 30, 2005, the Company had approximately $3,000 in lost revenues due to Hurricanes Katrina and Rita. In addition to advertising revenue increases due to that favorable comparison, spot revenue increases in the automotive, healthcare, and home improvement categories were partially offset by decreases in the department store and pharmaceutical categories. Political advertising revenues increased $5,959, or 385.4 percent, in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, primarily due to local political advertising in the Seattle/Tacoma, Phoenix, St. Louis, Portland and Hampton/Norfolk markets. Political advertising revenues generally are higher in even numbered years than in odd numbered years due to elections for various state and national offices. Additionally, other revenue decreased $2,116, or 15.3 percent, primarily due to a decrease in network compensation of $4,166. In the third quarter 2005, the Company recognized approximately $3,500 of previously deferred network compensation revenues. This decrease was partially offset by an increase in retransmission revenues. Retransmission revenues are the fees that cable and satellite companies pay for the right to transmit the Company’s broadcast signals over their systems.
Local and national advertising revenues increased $25,489, or 5.4 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase is a combination of a $20,939, or 4.6 percent, increase in local and national spot revenue primarily from the 2006 Super Bowl and Winter Olympics and a $4,974, or 58.3 percent, increase in revenue generated from the Television Group’s Web sites as compared with the nine months ended September 30, 2005. Spot revenue increases in the healthcare, automotive, telecom and home improvement categories were partially offset by decreases in the pharmaceutical, department store and food products categories. Political advertising revenues increased $11,471, or 290.6 percent, in the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, primarily due to local political advertising in the Seattle/Tacoma, Phoenix, St. Louis, Portland and Hampton/Norfolk markets as well as earlier local political advertising in the New Orleans and Dallas/Fort Worth markets. Political advertising revenues generally are higher in even numbered years than in odd numbered years due to elections for various state and national offices. Additionally, other revenue decreased $1,593, or 4.4 percent, primarily due to a decrease in network compensation of $5,523. In the third quarter 2005, the Company recognized approximately $3,500 of previously deferred network compensation revenues. This decrease was partially offset by an increase in retransmission revenues.
Segment Costs and Expenses
Television Group segment costs and expenses remained relatively flat in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Increases in salaries and wages, including share-based compensation, were offset by decreases in estimated self-insured medical and workers compensation insurance and pension expense. Increases in outside services and music license fees were offset by decreases in communications expense, sales expense and bad debt expense. Segment EBITDA for the Television Group increased 19.9 percent in the three months ended September 30, 2006, compared to the prior-year period primarily as a result of the increase in revenues.
Television Group segment costs and expenses increased $8,062, or 2.5 percent, in the nine months ended September 30, 2006, compared to the year-earlier period. Salaries, wages and employee benefits increased primarily due to increase in salaries and wages due to merit increases, the recognition of share-based compensation, and an increase in sales commissions related to the increase in advertising revenue, partially offset by a decrease in estimated self insured medical insurance costs. Segment EBITDA for the Television Group increased 14.2 percent in the nine months ended September 30, 2006, compared to the prior-year period primarily as a result of the increase in revenues.
Newspaper Group
The following discussion reviews segment results for the Company’s Newspaper Group, which consists of four daily newspapers, various niche publications and commercial printing. Discussion of the three major newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s operating results for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, were as follows:

	Three months ended September 30,			Nine months ended September 30,
	Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Net operating revenues	$197,258	(4.2%)	$205,920	$604,520	0.4%	$602,046
Segment costs and expenses	162,527	(2.7%)	167,019	496,974	5.8%	469,740

Segment EBITDA(a)	$34,731	(10.7%)	$38,901	$107,546	(18.7%)	$132,306

Note:	Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Newspaper Group revenues decreased 4.2 and increased 0.4 percent in the three and nine months ended September 30, 2006, respectively, as compared with the three and nine months ended September 30, 2005. The table below presents the components of Newspaper Group net operating revenues for those periods:

	Three months ended September 30,			Nine months ended September 30,
	Percentage			Percentage
	2006	Change	2005	2006	Change	2005

Advertising	$161,562	(5.5%)	$170,985	$496,738	(1.3%)	$503,093
Circulation	29,229	6.6%	27,424	87,150	14.7%	76,004
Other	6,467	(13.9%)	7,511	20,632	(10.1%)	22,949

Net operating revenues	$197,258	(4.2%)	$205,920	$604,520	0.4%	$602,046

Advertising revenues accounted for approximately 82 percent of total Newspaper Group revenues for the three and nine months ended September 30, 2006, compared to approximately 83 percent and 84 percent for the three and nine months ended September 30, 2005, respectively. Circulation revenue accounted for approximately 15 percent and 14 percent of total Newspaper Group revenues for the three and nine months ended September 30, 2006, respectively, compared to approximately 13 percent for the three and nine months ended September 30, 2005. For each of the periods, commercial printing made up most of the remainder of Newspaper Group revenues.
Net operating revenues for The Dallas Morning News decreased by $5,928, or 4.8 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Advertising revenues decreased by $7,581, or 7.3 percent, in the three months ended September 30, 2006, when compared to the three months ended September 30, 2005. General advertising revenues decreased $2,573, or 15.8 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily due to decreases in the telecommunications, financial, travel and automotive categories. Retail advertising revenue decreased $1,522, or 6.5 percent, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to decreases in the apparel and accessories, department stores, professional services and entertainment categories. Classified advertising revenues decreased $2,057, or 5.9 percent, primarily due to decreases in the automotive category. These decreases were partially offset by an increase in circulation revenue. At The Dallas Morning News, circulation revenue increased $2,099, or 13.5 percent, in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, primarily due to an estimated $5,154 related to the change in distribution methods from a buy-sell arrangement to a fee-for-delivery arrangement. This increase was partially offset by a decrease of approximately $2,027 related to discounts associated with a promotional campaign to increase subscribers and by a decrease of $1,028 related to lower circulation.
Net operating revenues for The Dallas Morning News increased by $4,262, or 1.2 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. At The Dallas Morning News, circulation revenue increased $12,779, or 32 percent, in the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, primarily due to an estimated $21,600 related to the change in distribution methods from a buy-sell arrangement to a fee-for-delivery arrangement. The increase in circulation revenues attributable to the change in distribution methods is expected to continue. The Dallas Morning News has experienced a decrease in circulation over the past few years. Efforts to improve the circulation include a promotional campaign involving discounts of approximately $5,723 for the nine months ended September 30, 2006. The decreases in circulation revenue due to the discounts partially offset the increases in circulation revenue due to the change in distribution methods. The Dallas Morning News is moving towards concentrating its circulation efforts on its core readership. Belo expects circulation and circulation revenue to fluctuate during this process. The increases in circulation revenue were partially offset by decreases in advertising revenue. Total advertising revenues decreased $7,833, or 2.6 percent, in the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005. General advertising revenues decreased $960, or 2.1 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to decreases in the automotive and telecommunications categories, partially offset by an increase in the financial category. Retail advertising revenue decreased $6,050, or 8.7 percent, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to decreases in the furniture, department stores, entertainment and general retail categories. Additionally, classified advertising revenue decreased $3,646, or 3.4 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to decreases in the automotive and real estate categories, partially offset by an increase in the employment category.
Net operating revenues for The Providence Journal decreased by $2,022, or 4.9 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Advertising revenues decreased $1,461, or 4.3 percent, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Retail advertising revenues decreased $1,240, or 10.8 percent, due to decreases in the automotive, furniture and home accessories and telecommunications categories. General advertising revenues decreased $387, or 40.2 percent, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to decreases in the automotive and travel categories. These decreases were partially offset by a slight increase in classified advertising. Classified advertising revenue increased slightly with increases in the real estate category offset by decreases in employment and automotive categories in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Total Market Coverage (“TMC”) and preprint revenue decreased $445, or 6.4 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to decreases in the food and general merchandise categories. Circulation revenue decreased $537, or 7.5 percent, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to lower circulation and an increase in discounts related to an overall promotional campaign to improve circulation.
Net operating revenues for The Providence Journal decreased by $1,618, or 1.3 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Advertising revenues were flat for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Retail advertising revenues decreased $1,943, or 5.8 percent, due to decreases in the automotive and furniture and home accessories and telecommunications categories for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. General advertising revenues decreased $1,211, or 35.6 percent, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to decreases in the automotive, pharmaceuticals and travel categories. These decreases in retail and general advertising revenues were partially offset by an increase in classified advertising revenue. Classified advertising revenue increased $1,142, or 3.1 percent, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to increases in the real estate category partially offset by decreases in the employment and automotive categories. Additionally, TMC and preprint revenue increased $839, or 4.0 percent, in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to increases in the general merchandise and electronics categories. Circulation revenue declined $1,504, or 7.0 percent, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to lower overall circulation and an increase in discounts related to a promotional campaign to improve circulation.
Net operating revenues for The Press-Enterprise decreased by $711, or 1.8 percent, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Total advertising revenues decreased $382, or 1.2 percent, in the three months ended September 30, 2006, compared with the three months ended September 30, 2005. Retail advertising revenues decreased $462, or 9.3 percent, primarily due to decreases in department store and grocery categories, partially offset by increases in the furniture category. General advertising revenues decreased $848, or 25.4 percent, due to decreases in telecommunications and automotive categories partially offset by increases in the financial category. These decreases were partially offset by increases of $526, or 3.3 percent, in classified advertising primarily due to increases in the real estate category, partially offset by decreases in the automotive and employment categories. Circulation revenue at The Press-Enterprise increased $244, or 5.1 percent, when comparing the three months ended September 30, 2006, to the three months ended September 30, 2005. Commercial printing and other revenue at The Press-Enterprise declined $573, or 31.3 percent, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.
Net operating revenues for The Press-Enterprise were flat in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Total advertising revenues increased $1,503, or 1.5 percent, in the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005. Classified advertising revenues increased $2,648, or 5.7 percent, primarily due to increases in the real estate category, partially offset by decreases in the automotive and employment categories. Preprints and TMC revenues increased $769, or 5.5 percent, due to strong gains in the drug store and grocery categories. Offsetting these increases were decreases in retail and general advertising revenues and commercial printing revenue. Retail advertising revenues decreased $522, or 3.5 percent, primarily due to decreases in the department store and grocery categories partially offset by an increase in the furniture category. General advertising revenues decreased $1,666, or 16.6 percent, in the nine months ended September 30, 2006, when compared with the nine months ended September 30, 2005, primarily due to decreases in the telecommunications category. Circulation revenue at The Press-Enterprise was flat when comparing the nine months ended September 30, 2006, to the nine months ended September 30, 2005. Commercial printing and other revenue at The Press-Enterprise declined $1,543, or 26.5 percent, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.
Segment Costs and Expenses
Newspaper Group segment costs and expenses decreased $4,492, or 2.7 percent, in the three months ended September 30, 2006, as compared to the prior year period primarily due to decreases in newsprint, ink and other supplies and other production, distribution and operating costs. The decrease in newsprint is due to 27.3 percent decrease in consumption. The decrease in consumption was partially offset by a 12.0 percent increase in price. The net decrease in newsprint due to lower consumption is related to lower circulation and reduced advertising inches. Other production, distribution and operating costs decreased $1,564, or 2.7 percent, primarily due to decreases in outside solicitation and advertising and promotion partially offset by an increase in distribution costs. The decrease in outside solicitation is primarily due to lower sales commissions based on reduced circulation at The Dallas Morning News. The decrease in advertising and promotion is primarily due to decreases at The Dallas Morning News. The increase in distribution costs is due to approximately $3,656 in additional costs related to the change in distribution methods at The Dallas Morning News. Belo expects this increased level of distribution costs at The Dallas Morning News to continue. The decreases discussed above were partially offset by an increase in salaries wages and employee benefits. In the third quarter 2006, the Company completed a voluntary severance program for newsroom employees at The Dallas Morning News. The voluntary severance affected approximately 112 positions. Additionally, the Company recorded severance charges related to the technology optimization initiative announced in April 2006. In total, the Company recorded charges totaling $6,639 for severance costs and other expenses related to the reduction in workforce in the third quarter of 2006. This increase and the increase due to the incremental expense from share-based compensation was partially offset by a decrease in estimated self-insured medical and workers’ compensation insurance costs and a decrease in pension expense.
Newspaper Group segment costs and expenses increased $27,234, or 5.8 percent, in the nine months ended September 30, 2006, as compared to the prior year period primarily due to increases in salaries, wages and employee benefits and other production, distribution and operating costs partially offset by a decrease in newsprint, ink and other supplies. Salaries, wages and employee benefits increased primarily due to severance costs at The Dallas Morning News, increased salary and wages expense due to merit increases and incremental share-based compensation expenses. These increases were partially offset by decreases in sales commissions, estimated self-insured medical and workers’ compensation insurance costs and decreases in pension expenses. Other production, distribution and operating costs increased primarily due to increased distribution and outside services costs. The increase in distribution costs is due to approximately $17,356 in additional costs related to the change in distribution methods at The Dallas Morning News. Belo expects this increased level of distribution costs at The Dallas Morning News to continue though they will have less of an incremental impact beginning in the fourth quarter 2006, as the change will have been effective for more than a year. Outside services increased primarily due to increased consulting expenses related to circulation matters. Belo expects the consulting costs to continue throughout 2006. The decrease in newsprint is due to 14.9 percent decrease in consumption. The decrease in consumption was partially offset by a 13.7 percent increase in price.
Corporate
Corporate costs and expenses increased $9,853, or 68.1 percent, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to incremental expenses of $6,955 in consulting fees related to the technology initiatives and $1,599 in share-based compensation. Belo expects consulting fees to continue throughout 2006 but to moderate in the fourth quarter.
Corporate costs and expenses increased $24,574, or 55.1 percent, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to incremental expenses of $15,104 in consulting fees primarily related to the technology initiatives and $7,238 in share-based compensation. Belo expects consulting fees to continue throughout 2006 but to moderate in the fourth quarter. During the nine months ended September 30, 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts. Additionally, Belo recorded a one-time net reduction of $3,813 in tax expense related to the enactment of the new State of Texas margin tax discussed above.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $166,116 in the nine months ended September 30, 2006, compared with $164,728 in the nine months ended September 30, 2005. The changes in cash flows from operations are primarily caused by lower net earnings and normal changes in its working capital requirements. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments, and pay debt.
The Company did not make any contributions to its defined benefit pension plan in the nine months ended September 30, 2006. In the second quarter 2006, the Company reviewed its pension requirements and does not expect to make any contributions in 2006.
Recent pension reform legislation approved by Congress is expected to significantly increase the costs and funding requirements of defined benefit retirement plans like Belo’s pension plan. On November 2, 2006, the Company announced that it will freeze benefits under The G. B. Dealey Retirement Pension Plan (the “Plan”) effective March 31, 2007 and that it plans to provide transition benefits to affected employees, including the granting of five years of additional credited service and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those affected by these changes. The Company is evaluating the impact of this legislation and its pension changes on the Company’s pension liability and related accounts.
As of September 30, 2006, the balance sheet reflects a negative working capital position with current liabilities in excess of current assets. The reclassification from long-term to short-term of $300,000 in 7-1/8% Senior Notes due June 1, 2007 is the reason for the negative position. In the third quarter 2006, the Company redeemed $50,650 of the outstanding notes. Subsequent to September 30, 2006, the Company has repurchased approximately $12,904 of the outstanding notes. The Company may repay the Senior Notes due June 1, 2007 with borrowings under its credit facility. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Investing Cash Flows
Net cash flows used in investing activities were $58,440 in the nine months ended September 30, 2006, compared with $35,333 in the nine months ended September 30, 2005. These cash uses are primarily attributable to capital expenditures as more fully described below.
Capital Expenditures
Total capital expenditures were $62,562 in the nine months ended September 30, 2006, compared with $29,511 in the nine months ended September 30, 2005. These were primarily for Television Group and Newspaper Group facilities and equipment and Corporate driven technology initiatives.
On April 13, 2006, the Company broke ground for a new distribution and production center in southern Dallas for The Dallas Morning News. The total cost of the land, building and land improvements, and equipment is projected to be approximately $55,000 over a three-year period, of which approximately $18,282 was incurred in the nine months ended September 30, 2006, and approximately $31,758 has been incurred since the beginning of the project through September 30, 2006.
On January 20, 2006, the Company announced plans to build a state-of-the-art media center building for The Press-Enterprise. The 150,000 square foot, five-story office building will centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions for the organization’s operations. The new building will be adjacent to the newspaper’s current building. Construction began in the first quarter 2006 and the new building is scheduled to be completed and ready for occupancy in the first half of 2007. The cost of the new building is projected to be approximately $40,000 of which approximately $12,090 was incurred in the nine months ended September 30, 2006, and approximately $16,442 has been incurred since the beginning of the project through September 30, 2006.
The Company is reexamining its major capital expenditure plans for the remainder of 2006 through 2009, based on current competitive conditions and anticipated changes in operating requirements. The Company plans to reduce total capital spending to approximately $75,000 per year for 2007 through 2009, down from the approximately $120,000 per year estimated previously. Capital expenditures for 2006 are expected to be slightly less than the previously announced estimate of approximately $120,000.
Financing Cash Flows
Net cash flows used in financing activities were $97,373 in the nine months ended September 30, 2006, compared to $124,743 in the nine months ended September 30, 2005. These cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 6-3/4% Senior Notes due 2013, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock, all as more fully described below.
Long-Term Debt
In May 2006, Belo issued $250,000 of 6-3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6-3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6-3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6-3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt then outstanding under Belo’s revolving credit facility and for working capital needs. The $1,118 premium associated with the issuance is being amortized over the term of the 6-3/4% Senior Notes using the effective interest rate method. As of September 30, 2006, there is approximately $8,753 of unused proceeds in short-term investments.
On June 1, 2006, the Company reclassified $300,000 of 7-1/8% Senior Notes due June 1, 2007, from long-term debt to short-term debt because the debt is due in less than one year. In the third quarter 2006, the Company redeemed $50,650 of the outstanding notes. The Company may repay the remaining outstanding notes on or before their due date with borrowings under its credit facility.

On June 7, 2006, the Company entered into an Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $1,000,000 Five-Year Credit Agreement by, among other things, extending the term of the existing facility to June 2011. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of September 30, 2006, the Company was in compliance with all debt covenant requirements. As of September 30, 2006, no borrowings were outstanding under the Credit Agreement and all unused borrowings were available for borrowing.
At September 30, 2006, Belo had $1,299,350 in fixed-rate debt securities as follows: $249,350 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $250,000 of 6-3/4% Senior Notes due 2013; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective annual interest rate for the fixed-rate debt instruments is 7.4 percent. Future borrowings of variable-rate debt are expected to be used to pay down fixed-rate debt in whole or in part or for other corporate needs as determined by management.
In addition, the Company has uncommitted lines of credit of $60,000, at September 30, 2006, of which there were no borrowings outstanding. The uncommitted lines of credit have variable interest rates. These borrowings may be converted at the Company’s option to revolving debt under the Credit Agreement. Accordingly, such borrowings would be classified as long-term debt in the Company’s financial statements. All unused borrowings under the Company’s uncommitted lines of credit were available for borrowing as of September 30, 2006.
Dividends
On September 1, 2006, the Company paid second quarter 2006 dividends of $12,749 on Series A and Series B common stock outstanding, to shareholders of record on August 11, 2006. On June 2, 2006, the Company paid first quarter 2006 dividends of $10,501 on Series A and Series B common stock outstanding, to shareholders of record on May 12, 2006. On March 3, 2006, the Company paid fourth quarter 2005 dividends of $10,616 on Series A and Series B common stock outstanding, to shareholders of record on February 10, 2006.
On September 29, 2006, the Company declared third quarter dividends of 12.5 cents per share on Series A and Series B common stock outstanding, to be paid on December 1, 2006 to shareholders of record on November 10, 2006. This dividend reflects the 25 percent increase in the Company’s annual cash dividend rate which was announced May 9, 2006.
Share Repurchase Programs
In the nine months ended September 30, 2006, the Company purchased 6,320,000 shares of its Series A common stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in July 2000. On December 9, 2005, the Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of September 30, 2006, no shares were repurchased under the December 9, 2005, authorization. The remaining authorization for the repurchase of shares as of September 30, 2006, under both these authorities was 15,279,219 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the nine months ended September 30, 2006, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the nine months ended September 30, 2006, was $121,838. All shares repurchased in the nine months ended September 30, 2006, were retired as of September 30, 2006.

Other
The Company has various options available to meet its 2006 capital and operating commitments, including cash on hand, short-term investments, internally generated funds and the $1,000,000 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 is an amendment to SFAS 87, SFAS 88, SFAS 106 and SFAS 132(R). Among other items, SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in a company’s balance sheet and to recognize changes in that funded status in the year in which those changes occur through comprehensive income. The effective date of SFAS 158 for the Company is December 15, 2006. The Company is currently evaluating the impact of the adoption of this standard.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” Among other items, SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The effective date of SFAS 157 for the Company is January 1, 2008. The Company will evaluate the impact of the adoption of this standard.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS 109. Among other things, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of the adoption of this interpretation.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been adjusted. See Note (3) to the Consolidated Condensed Financial Statements in Part I, Item 1, for a description of share-based awards.
The following is the effect for the three and nine months ended September 30, 2006, of adopting SFAS 123R on January 1, 2006:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Share-based compensation expense recognized in salaries, wages and employee benefits (for stock options only)	$1,971	$6,759
Less: income taxes	(784)	(2,422)

Decrease in net income	$1,187	4,337

Decrease in basic earnings per share	$.01	$.04

Decrease in diluted earnings per share	$.01	$.04

The amounts above include the impact of recognizing compensation expense related to stock options. Compensation expense related to restricted stock units (“RSUs”) was recognized before implementation of SFAS 123R. Compensation expense for RSUs, including dividend equivalents, totaled $889 and $4,509 for the three and nine-month periods ended September 30, 2006, respectively, and is included in salaries, wages and employee benefits expense. Total share-based compensation expense, which includes expense from both stock options and RSUs, including dividend equivalents, totaled $2,863 and $11,268 for the three and nine-month periods ended

September 30, 2006, respectively. Share-based compensation has been allocated among the Company’s two segments (Television Group and Newspaper Group) and Corporate.
Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits related to stock options to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R effective January 1, 2006, $296 of excess tax benefits for the nine months ended September 30, 2006, have been classified as financing cash flows.
Other Matters
On November 2, 2006, the Company announced that it will freeze benefits under The G. B. Dealey Retirement Pension Plan effective March 31, 2007, and that it plans to provide transition benefits to affected employees, including the granting of five years of additional credited service and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those affected by these changes. The Company is evaluating the impact of this legislation and its pension changes on the Company’s pension liability and related accounts.
On January 5, 2006, CBS Radio Stations, Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV, then the UPN affiliate in New Orleans, Louisiana, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint seeks damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On June 8, 2006, Belo filed its response to the amended complaint, and discovery is ongoing. On July 27, 2006, the court entered a preliminary conference order setting forth the schedule for the case, and on October 17, 2006, a status conference was held. The Company believes the complaint is without merit and intends to vigorously defend against it.
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
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint naming Robert W. Decherd, James M. Moroney III and Barry Peckham as defendants. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motion to dismiss plaintiff’s second amended consolidated complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
Forward-Looking Statements
Statements in this Form 10-Q concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
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
Item 4. Controls and Procedures
During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II
Item 1. Legal Proceedings
In addition to the proceedings disclosed below and those previously disclosed (see Note (6) to the Consolidated Condensed Financial Statements in Part I, Item 1 and Management's Discussion and Analysis — Other Matters in Part I, Item 2), for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint naming Robert W. Decherd, James M. Moroney III and Barry Peckham as defendants. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motion to dismiss plaintiff’s second amended consolidated complaint. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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

Issuer Purchases of Equity Securities
The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended September 30, 2006. The Company did not repurchase any shares of Series B Common Stock during the quarter ended September 30, 2006.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)

July 1, 2006 through July 31, 2006	1,200,000	$15.62	1,200,000	15,279,219
August 1, 2006 through August 31, 2006	—	—	—	15,279,219
September 1, 2006 through September 30, 2006	—	—	—	15,279,219

Total	1,200,000	$15.62	1,200,000	15,279,219

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. In December 2005, the Company’s Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of September 30, 2006, the Company had 15,279,219 remaining shares under these purchase authorities. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs.
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

Exhibit
Number	Description
3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

Exhibit
Number	Description
3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000)(Securities and Exchange Commission File No. 001-08598)

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)(Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2005 Form 10-Q”)

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2)	*	(a)$200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

	*	(b)$100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

Exhibit
Number			Description
	(5)	*
(a)  $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702) (the “3rd Quarter 1997 Form 10-Q”))

		*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))

	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

	(9)	*	$250 million 6-3/4% Senior Note due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 26, 2006(Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

	(10)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

	(11)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

	(12)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

10.1	Financing agreements:

	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006) (Securities and Exchange Commission File No. 001-08598)

10.2	Compensatory plans:

	~ (1)		Belo Savings Plan:
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

Exhibit
Number			Description
		*	(c) Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)
(d) Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)

	~(2)		Belo 1986 Long-Term Incentive Plan:
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

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan
		*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

	~(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)

Exhibit
Number			Description
		*	(a) Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006(Securities and Exchange Commission File No. 001-08598)(the “March 2, 2006 Form 8-K”))

		*	(b) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

		*	(c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005(Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))

	~(8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)
12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
November 9, 2006	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer and Principal Financial Officer)

November 9, 2006	By:	/s/ Alison K. Engel
Alison K. Engel
Vice President/Corporate Controller (Principal Accounting Officer)