Form 10-K
period 2006-12-31
BELO CORP
filed 2007-03-01
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2006, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,401,632,232.*

Shares of Common Stock outstanding at January 31, 2007: 102,330,001 shares. (Consisting of 87,743,956 shares of Series A Common Stock and 14,586,045 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 8, 2007, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 1

BELO CORP.
FORM 10-K

PAGE 2  Belo Corp. 2006 Annual Report on Form 10-K

PART I

Item 1. Business

Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting and newspaper publishing operations, including interactive media and cable news operations. A Fortune 1000 company with $1.6 billion in 2006 revenues, Belo operates news and information franchises in some of America’s most dynamic markets and regions. At December 31, 2006, the Company owns 19 television stations (six in the largest 15 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). In addition, Belo owns one local and two regional cable news channels. As of December 31, 2006, the Company holds ownership interests in four other cable news operations. Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). Belo operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.

The Company believes the success of its media franchises is built upon providing local and regional news, information and community service of the highest caliber for over 164 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

Effective January 31, 2007, the Company’s joint venture with Cox Communications relating to NewsWatch on Channel 15 in New Orleans, Louisiana terminated. WWL-TV, Belo’s CBS affiliate in New Orleans, Louisiana, will continue to produce Channel 15 NewsWatch pending further cable carriage arrangements. On February 26, 2007, Belo purchased WUPL-TV in New Orleans.

Financial information for each of the Company’s reportable segments can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, Note 20–Segment Information.

Television Group

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. During the next 51 years, through various transactions, Belo acquired 18 more television stations across the United States, which brought the total to 19 owned television stations in 15 U.S. markets. Belo also manages one station through an LMA and has joint marketing and shared services agreements with the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas.

Belo’s Television Group is the nation’s 5th largest non-network owned station group based on audience share. In the 15 U.S. markets in which the Television Group operates, nine of Belo’s stations are ranked number one and three are ranked number two (including stations tied with one or more other stations in the market) in “sign-on/sign-off” audience rating, principally based on the November 2006 Nielsen Media Research report. Belo has six stations in the largest 15 U.S. markets and 13 stations in the largest 50 U.S. markets.

Belo’s stations are concentrated primarily in three high-growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/Fort Worth;
•	CBS affiliate KHOU-TV in Houston;
•	NBC affiliate KING-TV and independent KONG-TV, both in Seattle/Tacoma; and
•	Independent KTVK and The CW Network (“CW”) affiliate KASW-TV, both in Phoenix.

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 21 Alfred I. duPont-Columbia Awards, 19 George Foster Peabody Awards and 27  Edward R. Murrow Awards–the industry’s most prestigious honors.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 3

The following table sets forth information for the Company’s television stations (including the station operating through an LMA) and their markets as of December 31, 2006:

						Number of
		Station/	Year Belo			Commercial	Station		Station
	Market	News	Acquired/	Network	Analog	Stations	Rank in		Audience Share
Market	Rank(1)	Channel	Started	Affiliation	Channel	in Market(2)	Market(3)		in Market(4)
Dallas/Fort Worth	6	WFAA	1950	ABC	8	16	1		11
Dallas/Fort Worth	6	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	1		13
Phoenix	13	KTVK	1999	IND	3	13	4		6
Phoenix	13	KASW	2000	CW(9)	61	13	5	*	3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1		14
Seattle/Tacoma	14	KONG	2000	IND	16	13	6		2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2		14
Portland	23	KGW	1997	NBC	8	8	1		12
Charlotte	26	WCNC	1997	NBC	36	8	3		9
San Antonio	37	KENS	1997	CBS	5	10	1	*	12
San Antonio(5)	37	KCWX	—	CW(9)	2	10	6	*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1		12
Louisville	48	WHAS	1997	ABC	11	7	2		12
Austin	52	KVUE	1999	ABC	24	7	1		12
New Orleans	54	WWL	1994	CBS	4	8	1	(6)	18	(6)
Tucson	70	KMSB	1997	FOX	11	9	3		4
Tucson	70	KTTU	2002	MNTV(9)	18	9	5	*	2
Spokane	77	KREM	1997	CBS	2	7	2		14
Spokane	77	KSKN	2001	CW(9)	22	7	5		2
Boise(7)(8)	118	KTVB	1997	NBC	7	5	1		26

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the November 2006 Nielsen Media Research report.
(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	Station rank is derived from the station’s rating, which is based on the November 2006 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (“sign-on/sign-off”) as a percentage of the number of television households in the market.
(4)	Station audience share is based on the November 2006 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.
(5)	Effective April 7, 2006, KBEJ-TV changed its call letters to KCWX-TV. Belo entered into an agreement to operate KCWX (formerly KBEJ) through a local marketing agreement in May 1999; the station’s on-air date was August 3, 2000.
(6)	Represents the station rank and audience share of WWL as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen has not included New Orleans in its ratings since July 2005.
(7)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(8)	Using its digital multicast capabilities, KTVB launched “24/7 Local News Channel,” in 2003, an around-the-clock local news and weather channel.
(9)	In September 2006, the UPN and WB networks ceased operations and a new network, The CW (CW), was formed by merging the UPN and WB networks. Also in September 2006, a new network, My Network TV (MNTV), began operations. Three of our four former WB or UPN affiliated stations signed affiliation agreements with The CW. The fourth former WB or UPN affiliated station signed an affiliation agreement with MNTV.

*	Tied with one or more other stations in the market.

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is affected by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2006, approximately 90 percent of total Television Group revenues were derived from advertising spot revenues. A large percentage of the advertising spot revenues are generated from the automotive industry. Automotive advertising revenues totaled approximately 23 percent of total Television Group revenues in 2006.

Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2006 comScore Ratings, the Company has six of the top 50 local television-affiliated Web sites in the U.S. Revenues for the Television Group’s interactive media in 2006 represented 2.5 percent of the total Television Group revenues and were derived principally from advertising on the various Television Group Web sites.

Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent negotiations for carriage. At present,

PAGE 4  Belo Corp. 2006 Annual Report on Form 10-K

Belo has retransmission consent agreements with the majority of cable operators and both satellite providers. The revenue received from the retransmission is recorded in the other revenue section of Television Group revenues.

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Many, but not all, of the Company’s stations may receive network compensation for broadcasting network programming. Approximately three percent of total Television Group revenues were derived from network compensation in 2006. Over time, network compensation is expected to decline.

The Company has a balanced portfolio of broadcast network-affiliated stations, with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large-market station associated with each network. As such, Belo’s Television Group revenue streams are not significantly affected by which broadcast network leads primetime. Belo also owns two independent (“IND”) stations, two CW affiliates, one FOX affiliate and one MNTV affiliate, and operates one additional CW affiliate through an LMA.

The Company also owns two regional cable news operations, Texas Cable News (“TXCN”) in Dallas/Fort Worth, Texas, and Northwest Cable News (“NWCN”) in Seattle, Washington, and one local cable news operation, 24/7 NewsChannel (“24/7”) in Boise, Idaho. These operations provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations and newspapers in Texas and television stations in Washington, Oregon and Idaho. As of December 31, 2006, the Company also operated, through joint ventures, four cable news channels in partnership with Cox Communications and others that provide local news coverage in New Orleans, Louisiana (NewsWatch on Channel 15), Phoenix, Arizona (Arizona NewsChannel and ¡Mas! Arizona) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. During 2006, approximately two percent of total Television Group revenues were derived from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees. Effective January 31, 2007, the Company’s joint venture with Cox Communications relating to NewsWatch on Channel 15 in New Orleans terminated. WWL will continue to produce Channel 15 NewsWatch pending further cable carriage arrangements.

Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is primarily related to programming content and advertising rates. The four major national television networks (ABC, NBC, CBS and FOX) are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Belo’s businesses may also compete with each other for national, regional and local advertising. Additionally, the Company’s competitors in the Television Group include other broadcast stations, cable and satellite television channels, local, regional and national newspapers, magazines, radio, direct mail, yellow pages, the Internet and other media. Advertising rates are set based upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the number of advertisers competing for the available time.

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

The Dallas Morning News was established in 1885 and is one of the leading newspaper franchises in America. Its success is founded upon the highest standards of journalistic excellence, with an emphasis on comprehensive news and information, and community service. The Dallas Morning News is distributed primarily in Dallas County and the 11 surrounding counties. It has earned eight Pulitzer Prizes since 1986 for its news reporting and photography.

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

Belo Corp. 2006 Annual Report on Form 10-K PAGE 5

The following table sets forth information concerning the Company’s primary daily newspaper operations:

		2006				2005
		Daily		Sunday		Daily		Sunday
Newspaper	Location	Circulation(1)		Circulation		Circulation(1)		Circulation
The Dallas Morning News	Dallas, TX	405,048	(2)	566,608	(2)	462,075	(2)	640,742	(2)
The Providence Journal	Providence, RI	159,788	(3)	212,971	(3)	163,909	(4)	231,593	(4)
The Press-Enterprise	Riverside, CA	169,362	(5)	178,788	(5)	176,585	(5)	179,390	(5)
Denton Record-Chronicle	Denton, TX	13,336	(6)	16,483	(6)	13,657	(6)	17,153	(6)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.
(2)	Average paid circulation data for The Dallas Morning News is according to the Audit Bureau of Circulations’ (Audit Bureau) audit reports for the six months ended September 30, 2006 and 2005.
(3)	Average paid circulation data for The Providence Journal is obtained from its Publishers Statement for the twenty-seven weeks ended October 1, 2006, as filed with the Audit Bureau, subject to audit.
(4)	Average paid circulation data for The Providence Journal is according to the Audit Bureau’s FAS-FAX reports for the six months ended September 30, 2005.
(5)	Average paid circulation data for 2006 for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2006 as filed with the Audit Bureau, subject to audit. The average paid circulation data for 2005 for The Press Enterprise is obtained from its Audit Bureau Publisher’s Statement for the six months ended September 30, 2005.
(6)	Average paid circulation for the Denton Record-Chronicle is according to the Certified Audit of Circulation’s (CAC) Publisher’s Statement for the six months ended September 30, 2006 and 2005. The September 30, 2006, amounts are subject to audit by the CAC.

Belo’s Newspaper Group derives its revenues primarily from the sale of advertising and newspapers and from commercial printing. For the year ended December 31, 2006, advertising revenues accounted for approximately 82 percent of total Newspaper Group revenues. A large percentage of the advertising revenues are generated from the real estate, employment and automotive categories. Advertising revenues from these sources totaled approximately 28 percent of total Newspaper Group advertising revenues for 2006. Circulation revenues accounted for approximately 14 percent of total Newspaper Group revenues for 2006. Prices for the Company’s newspapers are established individually for each newspaper. Commercial printing accounted for most of the remainder of the Newspaper Group revenues. Effective April 1, 2006, The Dallas Morning News discontinued distribution to areas approximately 200 miles or more outside of the Dallas/Fort Worth DMA. Effective February 1, 2007, The Dallas Morning News discontinued distribution to areas approximately 100 miles or more outside of the Dallas/Fort Worth DMA, with the exception of Austin, the capital city of Texas.

Interactive editions of Belo’s newspapers provide consumers with accurate and timely news and information. The Company’s newspaper-affiliated Web sites for The Dallas Morning News, The Providence Journal and The Press-Enterprise are leading local media sites in their respective markets. During 2006, The Press-Enterprise adopted an “Internet-first” multimedia business plan and organizational restructuring aimed at more effectively reaching its readers, online users and advertisers with the major emphasis the dissemination of breaking news and information via its Web site. Revenues for the Newspaper Group’s interactive media in 2006 represented approximately five percent of the total Newspaper Group revenues and were derived principally from advertising on the various Newspaper Group Web sites.

The basic material used in publishing Belo’s newspapers is newsprint. Currently, most of Belo’s newsprint is obtained through a purchasing consortium of which Belo is a member. The Providence Journal purchases approximately 50 percent of its newsprint from other suppliers under long-term contracts; these contracts provide for certain minimum purchases per year based on use. Management believes the Company’s sources of newsprint, along with available alternate sources, are adequate for the Company’s current needs.

During 2006, Belo’s publishing operations consumed approximately 167,000 metric tons of newsprint at an average cost of $631 per metric ton. Consumption of newsprint in the previous year was approximately 202,000 metric tons at an average cost per metric ton of $562. Newsprint prices increased approximately 12 percent in 2006. The average price of newsprint is expected to be approximately the same or slightly less in 2007 than in 2006, although the actual price cannot be predicted with certainty.

Competition for the Newspaper Group consists of competition for advertising dollars and circulation. The competition for advertising expenditures comes from local, regional and national newspapers, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet and other media. Belo’s businesses may also compete with each other for national, regional and local advertising. The Dallas Morning News has one major metropolitan daily newspaper competitor in certain areas of the Dallas/Fort Worth market. The Providence Journal competes with five daily newspapers in the Rhode Island and southeastern Massachusetts markets. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.

On August 5, 2004, the Company announced that an internal investigation, then ongoing, disclosed practices and procedures that led to an overstatement of previously reported circulation figures at The Dallas Morning News, primarily in single copy sales. In response to the overstatement, the Company announced a voluntary advertiser plan developed by management. As a

PAGE 6  Belo Corp. 2006 Annual Report on Form 10-K

result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,600, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. Payments under the plan were made without the condition that such advertisers release The Dallas Morning News from liability for the circulation overstatement. The plan also included future advertising credits. To use the credits, advertisers generally placed advertising in addition to the terms of the advertiser’s current contract. Advertisers used approximately $2,873 in credits and there are no unused credits.

On January 21, 2005, the Audit Bureau advised The Dallas Morning News that the Audit Bureau would not issue an audit report of the newspaper’s circulation for the twelve months ended March 31, 2004 or the six months ended September 30, 2004. The Audit Bureau concluded not to issue the 2004 audit reports for The Dallas Morning News due primarily to the absence of reliable records of independent contractors to support revised circulation figures for city single copy sales. The Audit Bureau advised The Dallas Morning News that sufficient records and data did exist to confirm the accuracy of circulation figures for the six-month period ended September 30, 2004 for all areas other than city single copy sales, and that these figures appear to be materially accurate. That Audit Bureau conclusion was consistent with the conclusion reached by the independent investigation conducted for the Audit Committee of Belo’s Board of Directors, which was completed in September 2004. The Audit Bureau’s bylaws require that the Audit Bureau’s Board of Directors approve the release of any Publisher’s Statement not subject to subsequent audit, and The Dallas Morning News requested such approval for the September 2004 Publisher’s Statement. The contents of the Publisher’s Statement were reviewed and discussed with the Audit Bureau prior to filing, including the methodologies used to estimate circulation in city single copy sales where reliable records do not exist for the entire period. On March 7, 2005, The Dallas Morning News was advised that the Audit Bureau’s Board of Directors declined the newspaper’s request to release the September 2004 Publisher’s Statement.

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

On February 3, 2006, the Audit Bureau released its audit of circulation figures filed by The Dallas Morning News in its Publisher’s Statement for the six-month period ended September 30, 2005. The Audit Bureau has subsequently released its audits of circulation figures filed by The Dallas Morning News for the six months ended March 31, 2006 and September 30, 2006. On February 8, 2007, the Audit Bureau released The Dallas Morning News from censure status and future audits will return to an annual status.

FCC Regulation

General.     Belo’s television broadcast operations are subject to the jurisdiction of the Federal Communications Commission, or FCC, under the Communications Act of 1934, as amended. Among other things, the Communications Act empowers the FCC to (1) issue, renew, revoke and modify station licenses; (2) regulate stations’ technical operations and equipment; and (3) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval.

Station Licenses.     The FCC grants television station licenses for terms of up to eight years. A television license must be renewed if the FCC finds that: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that taken together, constitute a pattern of abuse. License renewal applications for all of Belo’s stations, except for WVEC and KASW, are currently pending. Applications for renewal of the licenses of both KCWX and KFWD, the television stations for which the Company provides certain programming and other services, are also currently pending. Under the Commission’s rules, a

Belo Corp. 2006 Annual Report on Form 10-K PAGE 7

license expiration date is automatically extended pending review and grant of the renewal application. The current license expiration dates for each of Belo’s television broadcast stations are listed below.

WCNC	December 1, 2004
WWL	June 1, 2005
WHAS	August 1, 2005
KMOV	February 1, 2006
KENS, KHOU, KVUE, WFAA	August 1, 2006
KMSB, KTTU, KTVB, KTVK	October 1, 2006
KING, KONG, KGW(a), KREM, KSKN	February 1, 2007
WVEC	October 1, 2012
KASW	October 1, 2014

(a)	On December 22, 2006, the Oregon Alliance to Reform Media filed a petition to deny the license renewal applications of KGW as well as the seven non-Belo owned stations in the Portland, Oregon market, based on an alleged market-wide failure to broadcast a sufficient amount of news coverage of local elections in 2004. Belo believes that the petition is without merit and has submitted a response to the FCC.

Programming and Operations.     Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business and operations of broadcast stations.

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters have been required, for several years, to provide at least three hours of children’s educational programming per week on their analog channels. The FCC has determined that the amount of children’s educational programming a digital television, or DTV, broadcaster must air will increase proportionally with the number of free video programming streams it broadcasts simultaneously or multicasts. The FCC also restricts commercialization of children’s fare, including certain promotions of other programs and displays of website addresses during children’s programming.

In July 2004, the FCC released a Notice of Inquiry regarding broadcast localism to evaluate whether additional regulation is necessary to ensure that licensees satisfy the needs and interests of local audiences. The FCC will include a summary of comments filed in response to the localism Notice in the recently-initiated media ownership proceeding (discussed below). Belo cannot predict whether the FCC will impose specific localism requirements.

The FCC’s Equal Employment Opportunity rules impose job information dissemination, recruitment, documentation and reporting requirements. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance.

The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $33 to $325. Litigation currently pending in the U.S. Courts of Appeal for the Second and Third Circuits might affect the FCC’s broadcast indecency policies, and Belo cannot predict the outcome of that litigation.

Cable and Satellite Transmission of Local Television Signals.     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e., households that do not receive at least a Grade B signal from a local network affiliate).

Digital Television.     In 1997, the FCC adopted rules for implementing DTV service. With certain limited exceptions, broadcasters holding licenses or construction permits for full-power television stations were temporarily assigned a second channel in order to provide either separate DTV programming or a simulcast of their analog programming. Currently, all full-power stations licensed to Belo are broadcasting digitally. At the end of the DTV transition currently scheduled for February 17, 2009, analog television transmissions will cease and television broadcasters will surrender their analog spectrum to the government, and DTV channels will be reassigned to a smaller segment of the broadcast spectrum.

Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided such services do not interfere with mandatory free digital broadcasts and broadcasters pay the government a fee of five percent of gross revenues received from such services. Under the FCC’s rules

PAGE 8  Belo Corp. 2006 Annual Report on Form 10-K

relating to must carry rights of digital broadcasters, which apply to cable and certain DBS systems: (1) broadcasters are not entitled to carriage of both their analog and their digital streams during the transition; (2) digital-only stations are entitled to must carry rights; and (3) a digital-only station asserting must carry rights is entitled to carriage of only a single programming stream and other “program related” content, even if the digital-only station multicasts. Starting December 31, 2006, DTV broadcasters must comply with Emergency Alert System, or EAS, rules and ensure that viewers of all programming streams can receive EAS messages.

The FCC is currently considering issues such as whether a licensee’s public interest obligations attach to DTV service as a whole or to individual program streams; whether the FCC should establish more specific public interest requirements for digital broadcasters; and the expansion of political candidates’ access to television. Belo cannot predict the outcome of these proceedings. In addition, several issues that relate to the ease with which the DTV transition will be completed have yet to be resolved, including; (1) implementation of the FCC’s requirements that television sets and television interface devices include the capability of tuning and decoding over-the-air digital signals; (2) cable compatibility (i.e., “plug-and-play”) issues; (3) anti-piracy protection for digital television content; and (4) implementation of the $1.5 billion subsidy program that Congress established to provide digital converter boxes to American households that do not have DTV sets or television sets connected to cable or satellite. Belo cannot predict how these issues will be resolved.

Ownership Rules.     The FCC’s ownership rules affect the number, type and location of broadcast and newspaper properties that Belo may hold or acquire. The rules now in effect limit the common ownership, operation, or control of television stations serving the same area; television and radio stations serving the same area; and television stations and daily newspapers serving the same area; as well as the aggregate national audience of commonly-owned television stations. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to Belo’s principals and certain investors.

In addition, the Communications Act prohibits direct or indirect record ownership of a broadcast licensee or the power to vote more than one-fourth of a licensee’s stock from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.

In September 2003, the FCC relaxed many of its ownership restrictions. However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. As a result, the restrictions in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the remand proceedings and/or possible legislative intervention. In July 2006, the FCC issued a Further Notice of Proposed Rulemaking, which seeks comment on the issues remanded by the Third Circuit and fulfills the Commission’s obligation to review its media ownership rules every four years. The discussion below reviews the changes contemplated in the FCC’s 2003 decision, the Third Circuit’s response to the FCC’s rule revisions, and the issues set forth in the Further Notice.

1.	Local Television Ownership

In 2003, the FCC relaxed the local television ownership rule by eliminating its “eight voices” test, which barred co-ownership of two TV stations in a local market unless at least eight independently owned, full-power television stations remained. The modified rule would have permitted ownership of two stations in markets with at least five stations and up to three stations in markets with at least 18 stations. In either case, no more than one of the co-owned stations could have been ranked among the top four in audience ratings. The Third Circuit upheld the top-four rule, but remanded the other limits. The Further Notice seeks comment on what limits the FCC should retain and whether any restrictions should vary with market size.

2.	Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community.(1)( The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The cross-media limits adopted by the FCC in 2003 would have supplanted both rules with three categories of restrictions based on the number of full-power television stations in the market. The Third Circuit remanded the new cross-media limits to the FCC for further consideration, leaving the previous restrictions in place. The Further Notice seeks comment on a number of issues relating to cross-media ownership, including whether, and if so, how, the FCC should attempt to measure diversity in local markets and what, if any, limitations the FCC should maintain.

((1)    Belo’s ownership of both The Dallas Morning News and WFAA-TV in the Dallas/Fort Worth market predates the adoption of the FCC’s rules regarding newspaper/broadcast cross-ownership and was #grandfathered# by the FCC.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 9

3.	National Television Station Ownership Cap

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit is not at issue in the Further Notice.

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

Employees

As of December 31, 2006, the Company had approximately 6,200 full-time and 900 part-time employees, including approximately 1,100 employees represented by various employee unions. Approximately 47 percent of these union employees are located in Providence, Rhode Island; the remaining union employees work at various television stations and other properties. Belo believes its relations with its employees are satisfactory.

Available Information

Belo maintains its corporate Web site at www.belo.com. Belo makes available free of charge on www.belo.com this Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

Decreases in advertising spending, resulting from economic downturn, natural disasters, war, terrorism or other factors specific to the communities we serve, could adversely affect our financial condition and results of operations. In addition, our revenues are subject to seasonal, cyclical and other fluctuations that could adversely affect our financial condition and results of operations.

Eighty nine percent or more of our revenues for the last three years were generated from the sale of local, regional and national advertising appearing in our newspapers and broadcast on our television stations. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could have an adverse effect on our financial condition and results of operations. Also, our advertising revenue tends to decline in times of national or local crisis because our television stations broadcast more news coverage and sell less advertising time.

Our advertising revenues depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores, and local economic conditions in general. Two of our largest operating units, The Dallas Morning News and WFAA-TV, are located in the Dallas/Fort Worth metropolitan market, from which we derived between 38 percent and 40 percent of our operating revenues over the last three years. Adverse conditions in the Dallas/Fort Worth market may be more significant than in other Company markets.

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

PAGE 10  Belo Corp. 2006 Annual Report on Form 10-K

of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices and general economic factors. Fluctuations in revenues and results of operations may cause our stock price to be volatile.

Our diversified media businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

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

Our newspaper publications and television stations generate significant percentages of their advertising revenues from limited numbers of sources, including the automotive industry and classified advertising. In recent years, Web sites dedicated to recruitment, real estate and automobile sales have become significant competitors of our newspapers and Web sites for classified advertising. As a result, even in the absence of a recession or economic downturn, technological, industry or other changes specifically affecting these advertising sources could reduce advertising revenues and adversely affect our financial condition and results of operations.

In the Newspaper Group, our revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet and other media. The National Do Not Call Registry has affected the way newspapers solicit home-delivery circulation, particularly for larger newspapers that historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, customer service and other sources of news and information. On occasion, our businesses compete with each other for national, regional and local advertising. Our local and regional competitors in community newspapers are typically unique to each market, but we have many competitors for advertising revenues that may be larger and have greater financial and distribution resources than do we. Circulation revenues and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. We may incur higher costs competing for advertising expenditures and paid circulation. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline and our financial condition and results of operations may be adversely affected.

Our Television Group competes for audiences and advertising revenues primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the introduction of competitive local news or other programming by cable, satellite or Internet providers, or the adoption of competitive formats by existing stations could result in lower ratings and cause an adverse effect on our financial condition and results of operations.

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

New technologies could also adversely affect our newspapers and television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, home video and entertainment systems have fractionalized newspaper readership and television viewing audiences. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate circulation of major newspapers and viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 11

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or the future results of our Television Group businesses.

A significant increase in the cost of newsprint or a reduction in the availability of newsprint could adversely affect our publishing business.

The basic raw material for newspapers is newsprint. The cost of our newsprint consumption related to our publications totaled approximately $105,000, $113,000 and $108,000 in 2006, 2005 and 2004, respectively, which was between 13 percent and 14 percent of our Newspaper Group revenues for those years. The price of newsprint historically has been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers as evidenced by the January 2007 announced merger between two of the Company’s largest newsprint suppliers. The industry-wide consolidations have led to paper mill closures and conversions to other grades of paper, which in turn have decreased overall newsprint capacity and increased the likelihood of future price increases. We currently purchase most of our newsprint through a purchasing consortium of which we are a member. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could adversely affect our financial condition and results of operations.

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

The non-renewal or termination of network affiliation agreements could have a material adverse effect on our results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, three affiliated with CW and one each affiliated with FOX and MNTV. Each of the Big-Three networks (ABC, CBS, and NBC) generally provides our affiliated stations with 22 hours of prime time programming per week. Each of these agreements is subject to periodic renewal. In addition, some of the networks with which our stations are affiliated have required us and other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliate compensation and, in some cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

If we are unable to secure or maintain carriage of our television station’s signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ analog signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected. In addition cable and direct satellite operators are not required to carry our digital broadcast signals. If we are unable to reach agreements for the carriage of those signals or if those signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected.

PAGE 12  Belo Corp. 2006 Annual Report on Form 10-K

Regulatory changes may impact our strategy and increase competition and operating costs in our media businesses.

As described in this “Item 1. Business — FCC Regulation,” our television business is subject to extensive and changing federal regulation. Changes in current regulations or the adoption of new laws and policies could affect our strategy, increase competition and our operating costs, and adversely affect our financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and cross-ownerships of newspapers and television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess. Federal law also regulates indecency on broadcast televisions, political advertising rates and children’s programming. The television industry is transitioning from analog to digital transmissions and Congress has set February 17, 2009 as the date by which broadcasters must cease analog broadcasts and return their analog spectrum to the government.

Adverse results from pending or new litigation or governmental proceedings or investigations could adversely affect our financial condition and results of operations.

From time to time we and our subsidiaries are subject to litigation and governmental proceedings and investigations. Current matters include those described under “Item 3. Legal Proceedings.” Adverse determinations in any of these pending or future matters could require us to make monetary payments or result in other sanctions or findings that could adversely affect our businesses, including renewal of our FCC licenses, and financial condition and results of operations.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television business depends upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2004 and 2014 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected stations and generating revenues.

We depend on key personnel, and we may not be able to operate and grow our businesses effectively if we lose the services of any of our senior executive officers or are unable to attract and retain qualified personnel in the future.

We depend on the efforts of our senior executive officers. The success of our business depends heavily on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our key personnel. We have not entered into employment agreements with our key management personnel and we do not have “key person” insurance for any of our senior executive officers or other key personnel.

Our businesses may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are 23 bargaining agreements with unions representing approximately 1,100 (or approximately 16 percent) of our total number of full and part-time employees. All of these agreements will expire within the next four years, unless extended. We cannot assure investors about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our businesses, or the possible effect of future collective bargaining agreements on our financial condition and results of operations. We also cannot assure investors that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations.

We have a large amount of indebtedness.

We currently use a portion of our operating cash flow for debt service. At December 31, 2006, we had debt outstanding of $1,283,434 and shareholders’ equity of $1,527,148. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 13

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

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results. See “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and the Consolidated Financial Statements, Note 2 — Recently Issued Accounting Standards.

We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods it would reduce net income.

Approximately $2,574,000, or 71 percent, of our total assets as of December 31, 2006 consisted of intangible assets, principally broadcast licenses and goodwill. Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” requires, among other things, an annual impairment testing of broadcast licenses and goodwill. If in the future the estimated fair value of these intangible assets decreased, we could be required to record an impairment charge that could adversely impact our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Television Group

At December 31, 2006, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona for the digital transmission of KMSB-TV and for both the digital and analog transmission of KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

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

Newspaper Group

The Company owns and operates a newspaper printing facility and distribution center in Plano, Texas, to print The Dallas Morning News, the Denton Record-Chronicle and other publications. Additional operations of The Dallas Morning News are housed

PAGE 14  Belo Corp. 2006 Annual Report on Form 10-K

in a Company-owned, four-story building in downtown Dallas. The non-production operations of the Denton Record-Chronicle are housed in a Company-owned, two-story building in Denton, Texas. The Company has a distribution and production center under construction for The Dallas Morning News in southern Dallas County, Texas. Additionally, the Company owns a one story printing facility in Arlington, Texas used for commercial printing.

The Company also owns and operates a newspaper printing facility in Providence, Rhode Island, for The Providence Journal.  The remainder of The Providence Journal’s operations is housed in a Company-owned, five-story building in downtown Providence.

The Company owns and operates a newspaper publishing facility and a commercial printing facility in downtown Riverside, California for The Press-Enterprise and other Company and third party publications. The non-production operations of The Press-Enterprise are also housed in this facility. The Company has a state-of-the-art media center under construction for The Press-Enterprise in Riverside, California. Additionally the Company owns a printing facility in Riverside, California used for commercial printing.

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

Item 3. Legal Proceedings

On January 5, 2006, CBS Radio Stations, Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV, then the UPN affiliate in New Orleans, Louisiana, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint sought damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On February 26, 2007 the Company purchased WUPL-TV in New Orleans, Louisiana for an amount less than the originally agreed-upon price. Concurrent with the station purchase, the lawsuit relating to the purchase was settled.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd, and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead

Belo Corp. 2006 Annual Report on Form 10-K PAGE 15

their allegations in a second amended consolidated complaint. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motion to dismiss plaintiffs’ second amended consolidated complaint. The court has scheduled a hearing on the motion to dismiss for March 9, 2007. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

The Company’s authorized common equity consists of 450,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. See the Consolidated Financial Statements, Note 9 — Common and Preferred Stock.

The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends attributable to each quarter for both the Series A and Series B Common Stock.

		High	Low	Close	Dividends
2006	Fourth Quarter	$18.83	$15.61	$18.37	$.125
	Third Quarter	$16.67	$14.93	$15.81	$.125
	Second Quarter	$20.15	$15.60	$15.60	$.125
	First Quarter	$23.00	$19.66	$19.88	$.100
2005	Fourth Quarter	$23.57	$20.74	$21.41	$.100
	Third Quarter	$24.71	$22.09	$22.86	$.100
	Second Quarter	$24.96	$22.09	$23.97	$.100
	First Quarter	$26.45	$22.58	$24.14	$.100

On January 31, 2007, the closing price for the Company’s Series A Common Stock as reported on the New York Stock Exchange was $18.72. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 564 and 322, respectively.

PAGE 16  Belo Corp. 2006 Annual Report on Form 10-K

Issuer Purchases of Equity Securities

The following table provides information about the Company’s Series A Common Stock repurchases during the quarter ended December 31, 2006. The Company did not repurchase any shares of Series B Common Stock during the quarter ended December 31, 2006.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(1)
September 30, 2006	—	—	—	15,279,219
October 1, 2006 through October 31, 2006	—	—	—	15,279,219
November 1, 2006 through November 30, 2006	865,149	18.31	865,149	14,414,070
December 1, 2006 through December 31, 2006	365,015	18.41	365,015	14,049,055
Total	1,230,164	$18.34	1,230,164	14,049,055

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. In December 2005, the Company’s Board of Directors authorized the repurchase of an additional 15,000,000 shares of common stock. As of December 31, 2006, the Company had 14,049,055 remaining shares under these purchase authorities. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2001 in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index and in a group of peer companies selected on a line-of-business basis and weighted for market capitalization. For 2006, the Company’s peer group included the following companies: Dow Jones & Company, Inc.; Gannett Co., Inc.; Hearst-Argyle Television, Inc.; Knight-Ridder, Inc.; Lee Enterprises, Inc.; LIN TV Corp.; McClatchy Newspapers, Inc.; Media General, Inc.; The New York Times Company; The E.W. Scripps Company; Tribune Company; The Washington Post Company; and Young Broadcasting Corporation. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 17

Item 6. Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2006. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto.

In thousands, except per share amounts	2006	2005	2004	2003	2002
Net operating revenues:
Television Group revenues	$770,539	$703,426	$741,154	$677,392	$685,452
Newspaper Group revenues(a)	817,733	822,344	779,142	763,652	752,131

Total net operating revenues	$1,588,272	$1,525,770	$1,520,296	$1,441,044	$1,437,583
Total operating expenses	$1,299,861	$1,229,824	$1,198,112	$1,130,793	$1,124,388

Earnings from operations	$288,411	$295,946	$322,184	$310,251	$313,195
Other income and expense(b)	(84,728)	(88,986)	(106,383)	(100,791)	(99,741)
Income taxes	(73,157)	(79,272)	(83,305)	(80,935)	(82,328)

Net earnings(c)	$130,526	$127,688	$132,496	$128,525	$131,126

Per share amounts:
Basic earnings per share	$1.26	$1.14	$1.15	$1.13	$1.17
Diluted earnings per share	$1.26	$1.12	$1.13	$1.11	$1.15
Cash dividends paid	$.475	$.40	$.385	$.36	$.30

Total assets	$3,614,278	$3,589,213	$3,588,000	$3,602,601	$3,614,055
Long-term debt	$1,283,434	$1,244,875	$1,170,150	$1,270,900	$1,441,200

Other data:
Consolidated EBITDA(d)	$395,069	$393,855	$404,115	$403,298	$423,572
Depreciation and amortization	(95,732)	(95,891)	(98,150)	(100,228)	(105,332)
Interest expense	(95,654)	(91,004)	(90,164)	(93,610)	(104,786)
Income taxes	(73,157)	(79,272)	(83,305)	(80,935)	(82,328)

Net earnings(c)	$130,526	$127,688	$132,496	$128,525	$131,126

(a)	In 2004, Newspaper Group included a reduction in revenue of $19,629 related to The Dallas Morning News’ advertiser plan. See “Other Matters” below.
(b)	In 2004, Belo recorded a charge of $11,528 related to the write-down of its investment in the Time Warner cable channel news joint ventures.
(c)	Net earnings in 2004 included charges related to the write-down of the Time Warner investment of $11,678 (including $150 in legal fees) and The Dallas Morning News circulation overstatement of $23,500.
(d)	The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Consolidated EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP and this non-GAAP measure may not be comparable to similarly titled measures of other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the other sections of the Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risks,” “Item 9A. Controls and Procedures” and the Consolidated Financial Statements and the notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A. Risk Factors”.

All references to earnings per share represent diluted earnings per share.

Overview

Belo began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading and award-winning television stations and newspapers. Belo is a Fortune 1000 company with approximately $1.6 billion in 2006 revenues. Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 19 television stations, manages one television station through an LMA, owns three cable news channels and publishes four daily newspapers. Belo also operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.

PAGE 18  Belo Corp. 2006 Annual Report on Form 10-K

The Company believes the success of its media franchises is built upon providing local and regional news and information and community service of the highest caliber. It has applied those principles for over 164 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

Belo operates its business in two primary segments, the Television Group and the Newspaper Group. As of December 31, 2006, the Television Group consists of the Company’s 19 television stations, one station operated under an LMA, and three cable news channels. Additionally as of December 31, 2006, the Company also operated through joint ventures four other cable news channels. Effective January 31, 2007, the Company’s joint venture with Cox Communications relating to NewsWatch on Channel 15 in New Orleans terminated. WWL will continue to produce Channel 15 NewsWatch pending further cable carriage arrangements. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operate within the United States and compete against similar and other types of media on a local, regional, and national basis.

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

Results of Operations
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

		Percentage		Percentage
Year ended December 31,	2006	Change	2005	Change	2004
Net operating revenues	$1,588,272	4.1%	$1,525,770	0.4%	$1,520,296
Operating costs and expenses	(1,299,861)	5.7%	(1,229,824)	2.6%	(1,198,112)

Earnings from operations	288,411	(2.5)%	295,946	(8.1)%	322,184
Other income (expense)	(84,728)	(4.8)%	(88,986)	(16.4)%	(106,383)

Earnings before income taxes	203,683	(1.6)%	206,960	(4.1)%	215,801
Income taxes	(73,157)	(7.7)%	(79,272)	(4.8)%	(83,305)

Net earnings	$130,526	2.2%	$127,688	(3.6)%	$132,496

Total net operating revenues increased $62,502 or 4.1 percent for the year ended December 31, 2006, compared with the year ended December 31, 2005. This increase is due to an increase of $67,113 or 9.5 percent in the Television Group slightly offset by a decrease in the Newspaper Group of $4,611 or 0.6 percent. The increase in the Television Group results primarily from increases in local, national and political advertising revenues. The decrease in the Newspaper Group results primarily from a decrease in retail, general and classified advertising revenue. The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. The Company also derives revenues, to a much lesser extent, from the sale of daily newspapers, compensation paid by networks to its television stations for broadcasting network programming, retransmission fees for transmission of its broadcast programming over satellite and cable systems, subscription and data retrieval fees, and amounts charged to customers for commercial printing.

Total net operating revenues in 2005 were relatively flat as compared with 2004 as increases in the Newspaper Group were almost entirely offset by a decrease of approximately $45,732 in political advertising and approximately $7,200 in lost revenue related to Hurricanes Katrina and Rita in the Television Group. The increase in the Newspaper Group was primarily due to a $19,629 reduction in revenue associated with The Dallas Morning News voluntary advertiser plan that was recorded in 2004. See the “Newspaper Group” and “Other Matters” discussions below.

Operating costs and expenses increased $70,037 or 5.7 percent in 2006 compared to 2005. Salaries, wages and employee benefits expense increased $36,710 or 6.7 percent primarily due to incremental expenses of $16,993 in share-based compensation and an increase in full time salaries of $6,715 due to merit increases. Additionally, the Company recorded $8,179 in severance costs and other expenses related to the voluntary severance program of newsroom employees at The Dallas Morning News and the technology optimization initiative announced in April 2006. Approximately $8,118 of these charges was paid in 2006. Additionally, in the fourth quarter 2006, the Company announced that it would freeze its pension plan effective March 31, 2007. In connection with that announcement, the Company recognized a curtailment loss of $4,082. These

Belo Corp. 2006 Annual Report on Form 10-K PAGE 19

increases were partially offset by a decrease in estimated self-insured medical and workers compensation insurance expense of $7,301 and a decrease in recurring pension expense of approximately $1,778.

Other production, distribution and operating costs increased $42,639 or 9.6 percent for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily related to an increase of $34,096 in outside services principally attributable to consulting costs related to the technology initiative and circulation matters. Belo expects the consulting costs to decrease in 2007 but to be partially replaced by increased technology costs. Additionally, distribution costs increased $16,756 primarily related to the change in distribution methods at The Dallas Morning News. Newsprint, ink and other supplies decreased $9,153 or 6.4 percent for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to the Company’s strategic decisions to limit third-party circulation and to reduce the distribution perimeter of The Dallas Morning News. The 17.4 percent decrease in consumption was partially offset by a 12.4 percent increase in the average cost per metric ton of newsprint.

Operating costs and expenses increased $31,712 or 2.6 percent in 2005 compared to 2004. Salaries, wages and employee benefits expense decreased $11,570 or 2.1 percent primarily related to a decrease in full time salaries and bonus expense related to the Company-wide reduction in force in the fourth quarter of 2004. Other production, distribution and operating costs increased $39,913 or 9.8 percent primarily due to incremental distribution expenses of $14,332 related to the change in distribution methods at The Dallas Morning News, approximately $8,987 in planned incremental advertising costs across both segments and approximately $4,100 in costs related to Hurricanes Katrina and Rita. Newsprint, ink and other supplies increased $5,628 or 4.1 percent for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to an increase in the cost of newsprint. The average cost per metric ton of newsprint increased 10.2 percent. This increase was partially offset by a 4.7 percent decrease in newsprint consumption.

The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it in determining performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Consolidated EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP and this non-GAAP measure may not be comparable to similarly titled measures of other companies.

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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for 2006, 2005 and 2004:

		Percentage		Percentage
Year Ended December 31,	2006	Change	2005	Change	2004
Consolidated EBITDA	$395,069	0.3%	$393,855	(2.5)%	$404,115
Depreciation and amortization	(95,732)	0.0%	(95,891)	(2.3)%	(98,150)
Interest expense	(95,654)	5.1%	(91,004)	0.9%	(90,164)
Income taxes	(73,157)	(7.7)%	(79,272)	(4.8)%	(83,305)

Net earnings	$130,526	2.2%	$127,688	(3.6)%	$132,496

Consolidated EBITDA increased $1,214 or 0.3 percent in 2006 compared to 2005, primarily due to an increase in Television Group segment EBITDA of $52,153 or 19.1 percent and an increase in Other income (expense), net, of $8,908 or 441.4 percent. These increases were almost entirely offset by a decrease in Newspaper Group segment EBITDA of $19,799 or 11.1 percent and an increase in corporate expenses of $40,048 or 66.7 percent.

Consolidated EBITDA decreased $10,260 or 2.5 percent in 2005 compared to 2004, primarily due to a decrease in Television Group segment EBITDA of $36,741 or 11.8 percent. This decrease was partially offset by an increase in Newspaper Group segment EBITDA of $9,131 or 5.4 percent, and a decrease in Other income (expense) net, due to the charge of $11,528 in 2004 related to the discontinuation of the Time Warner joint ventures. Additionally, corporate expenses increased $887 or 1.5 percent.

PAGE 20  Belo Corp. 2006 Annual Report on Form 10-K

Interest expense increased $4,650, or 5.1 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to interest on the 6 3/4% Senior Notes the Company issued in May 2006. Interest expense remained relatively flat for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Other income (expense), net, increased $8,908 or 441.4 percent in 2006, compared to 2005 primarily due to a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts.

Other income (expense), net, increased $18,237 or 112.4 percent in 2005, primarily due to an $11,528 charge recorded in 2004 related to the discontinuation of the Belo and Time Warner joint ventures that operated local cable news channels in Charlotte, North Carolina, and Houston and San Antonio, Texas.

Income taxes decreased $6,115, or 7.7 percent, for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to a credit of $1,117 resulting from the favorable settlement of certain state tax liabilities and a $3,813 reduction in tax expense related to Texas state tax reforms. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the enactment of the Tax Reform Bill represents a change in tax law and SFAS 109, “Accounting for Income Taxes” requires that effects of the change must be reflected in the financial statements in the quarter in which the new tax is enacted.

Income taxes decreased $4,033, or 4.8 percent, for the year ended December 31, 2005, compared with the year ended December 31, 2004, primarily due to lower taxable income. The effective tax rate for 2006, 2005 and, 2004 was 35.9 percent, 38.3 percent and 38.6 percent, respectively. The effective tax rate is higher than the statutory tax rate primarily due to state income taxes.

As a result of the factors discussed above, the Company recorded net earnings of $130,526 ($1.26 per share) for 2006, compared with net earnings of $127,688 ($1.12 per share) for 2005, and net earnings of $132,496 ($1.13 per share) for 2004.

Television Group

The following discussion reviews segment results for the Company’s Television Group as of December 31, 2006, which consisted of 19 owned stations and one station operated through an LMA, plus three wholly-owned cable news operations. The Television Group’s segment results for the last three years were as follows:

		Percentage		Percentage
Year Ended December 31,	2006	Change	2005	Change	2004
Net operating revenues	$770,539	9.5%	$703,426	(5.1)%	$741,154
Segment costs and expenses	444,870	3.5%	429,910	(0.2)%	430,897

Segment EBITDA(a)	$325,669	19.1%	$273,516	(11.8)%	$310,257

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Net Operating Revenues

Television Group revenues increased 9.5 percent in 2006 and decreased 5.1 percent in 2005. The table below presents the components of net operating revenues for the last three years:

		Percentage		Percentage
Year Ended December 31,	2006	Change	2005	Change	2004
Local and national advertising	$676,953	4.3%	$648,861	1.1%	$641,928
Political advertising	47,050	545.1%	7,293	(86.3)%	53,025
Other	46,536	(1.6)%	47,272	2.3%	46,201

Net operating revenues	$770,539	9.5%	$703,426	(5.1)%	$741,154

Local and national advertising revenues increased $28,092, or 4.3 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase is a combination of a $21,622, or 3.4 percent, increase in local and national spot revenue primarily from the 2006 Super Bowl and Winter Olympics and a $6,721, or 54.8 percent, increase in revenue generated from the Television Group’s Web sites as compared with the year ended December 31, 2005. Spot revenue increases in the healthcare, automotive, telecommunications, entertainment and home improvement categories were partially offset by decreases in the department store, pharmaceutical and food products categories. Political advertising revenues increased $39,757, or 545.1 percent, in the year ended December 31, 2006, as compared with the year ended December 31, 2005, primarily due to local political advertising in the Seattle/Tacoma, Phoenix, St. Louis, Portland and Hampton/Norfolk

Belo Corp. 2006 Annual Report on Form 10-K PAGE 21

markets as well as local political advertising in the New Orleans and Dallas/Fort Worth markets in the first half of 2006. Political advertising revenues generally are higher in even numbered years than in odd numbered years due to elections for various state and national offices. Additionally, other revenue decreased $736, or 1.6 percent, primarily due to a decrease in network compensation of $6,166. In the third quarter 2005, the Company recognized approximately $3,500 of previously deferred network compensation revenues. This net decrease in network compensation was partially offset by an increase in retransmission revenues.

Local and national advertising revenues increased $6,933 or 1.1 percent in 2005. This increase was a combination of a $5,116 or 0.8 percent increase in local and national spot revenue and a $2,891 or 30.8 percent increase in revenue generated from the Television Group’s Web sites as compared with 2004. Spot revenue increases in the furniture, insurance and home improvement categories were partially offset by decreases in the automotive and telecom categories. National spot revenues increased 1.4 percent in 2005 as compared to 2004 primarily due to increases in the Houston, Dallas and Hampton/Norfolk markets. Political advertising revenues decreased $45,732 or 86.3 percent in 2005 as compared with 2004, as 2004 was a national election year.

Segment Costs and Expenses

The Television Group’s major segment costs and expenses categories are employee compensation and benefits and programming costs. Employee compensation and benefits represented approximately 52.8 percent, 51.6 percent and 51.7 percent of the Television Group’s total segment costs and expenses in 2006, 2005, and 2004, respectively. Programming costs represented 17.8 percent of the Television Group’s total segment costs and expenses in 2006 and 18.9 and 19.9 percent in 2005 and 2004, respectively.

The Television Group’s segment costs and expenses increased $14,960 or 3.5 percent in the year ended December 31, 2006 when compared to the year ended December 31, 2005. Salaries, wages and employee benefits increased $13,049 or 5.9 percent primarily due to merit and bonus increases and share-based compensation which is incremental in 2006. These increases were partially offset by a decrease in estimated self-insured medical expense. Other production, distribution and operating costs increased $1,938 or 0.9 percent with programming expense remaining relatively flat.

Television Group’s segment costs and expenses decreased $1,326 or 0.3 percent in 2005, when compared to 2004. This decrease is primarily due to decreases in programming costs, outside solicitation and employee compensation, which were almost entirely offset by increases in advertising and promotion and sales costs and incremental costs of approximately $4,100 related to Hurricanes Katrina and Rita.

Television Group segment EBITDA increased $52,153 or 19.1 percent for the year ended December 31, 2006 compared to the prior year, primarily due to the $67,113 increase in local, national and political spot revenues, partially offset by the $14,960 increase in segment costs and expenses discussed above.

Segment EBITDA for the Television Group decreased $36,741 or 11.8 percent for the year ended December 31, 2005 compared to the prior year, primarily due to the $37,728 decrease in revenues, primarily political spot revenues, partially offset by the $1,326 decrease in segment costs and expenses discussed above.

Newspaper Group

The following discussion reviews segment results for the Company’s Newspaper Group which consists of four daily newspapers, various niche publications and commercial printing. Discussion of the three major newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s segment results for the last three years were as follows:

		Percentage		Percentage
Year Ended December 31,	2006	Change	2005	Change	2004
Net operating revenues	$817,733	(0.6)%	$822,344	5.5%	$779,142
Segment costs and expenses	659,155	2.4%	643,967	5.6%	609,896

Segment EBITDA(a)	$158,578	(11.1)%	$178,377	5.4%	$169,246

Note:  Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net, is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

PAGE 22  Belo Corp. 2006 Annual Report on Form 10-K

Net Operating Revenues

Newspaper Group revenues decreased 0.6 percent in 2006 and increased 5.5 percent in 2005. The table below presents the components of Newspaper Group net operating revenues for the last three years:

		Percentage		Percentage
Year Ended December 31,	2006	Change	2005	Change	2004
Advertising	$674,140	(1.9)%	$687,140	2.6%	$669,811
Circulation	116,265	11.0%	104,790	8.3%	96,786
Other	27,328	(10.1)%	30,414	142.4%	12,545

Net operating revenues	$817,733	(0.6)%	$822,344	5.5%	$779,142

In 2006, advertising revenues accounted for 82.4 percent of total Newspaper Group revenues compared to 83.6 percent in 2005 and 86.0 percent in 2004. In 2006, circulation revenue accounted for 14.2 percent of total Newspaper Group revenues compared to 12.7 percent in 2005 and 12.4 percent in 2004. In all three years, commercial printing made up most of the remainder of Newspaper Group revenues except for the $19,629 revenue reduction at The Dallas Morning News in 2004 as described below.

Net operating revenues for The Dallas Morning News increased by $1,110, or 0.2 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. At The Dallas Morning News, circulation revenue increased $13,570, or 23.9 percent, in the year ended December 31, 2006, as compared with the year ended December 31, 2005, primarily due to an estimated increase of $24,555 related to the change in distribution methods from a buy-sell arrangement to a fee-for-delivery arrangement, as discussed below. Circulation revenues attributable to the change in distribution methods are expected to continue at approximately the current level. The Dallas Morning News has experienced a decrease in circulation over the past few years. Efforts to improve the circulation include a promotional campaign involving discounts of approximately $7,795 for the year ended December 31, 2006. The decreases in circulation revenue due to the discounts partially offset the increases in circulation revenue due to the change in distribution methods. The Dallas Morning News is moving to concentrate its circulation efforts on its core readership. The Dallas Morning News expects circulation and circulation revenue to fluctuate during this process. The increases in circulation revenue were partially offset by decreases in advertising revenue. Total advertising revenues decreased $11,552, or 2.8 percent, in the year ended December 31, 2006, when compared to the year ended December 31, 2005. General advertising revenues decreased $2,273, or 3.4 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to decreases in the automotive and telecommunications categories, partially offset by an increase in the general category. Retail advertising revenue decreased $6,622, or 7.0 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in the department stores, furniture, and general retail categories. Classified advertising revenue, including internet revenue, decreased $7,681, or 5.5 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to decreases in the automotive and real estate categories, partially offset by an increase in the employment category.

Net operating revenues for The Dallas Morning News increased $29,893, or 6.4 percent in the year ended December 31, 2005, as compared to the year ended December 31, 2004. Total advertising revenues remained relatively flat for the year ended December 31, 2005 compared to the year ended December 31, 2004. Classified advertising revenues, including internet revenue, increased $1,471 or 4.5 percent in 2005 as compared to the prior year, primarily due to an increase in the employment category. Retail advertising revenues declined $4,091 or 4.1 percent in 2005 as compared to the prior year, primarily due to decreases in the entertainment, department store, and grocery store categories. These decreases were partially offset by an increase in the professional services category. General advertising revenues decreased $446 or 0.7 percent in 2005 as compared to the prior year, primarily due to decreases in the telecommunications and travel categories. These decreases were partially offset by higher volume in the automotive and financial categories. Additionally, Total Market Coverage (“TMC”) and preprints revenue decreased $1,939 or 2.2 percent in 2005 as compared to the prior year. At The Dallas Morning News, circulation revenue increased $10,767 or 23.4 percent in 2005 as compared with 2004. This increase is primarily the result of a change in arrangements with distributors of home delivery and single copy sales, from a buy-sell arrangement to a fee-for-delivery arrangement similar to the Company’s other newspapers. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. The operating expenses for the delivery fees paid to the distributors are recorded as they are incurred. Under the previous arrangements, The Dallas Morning News recorded circulation revenue based on the net payment received from distributors. Advertising revenues were not affected by this change.

Net operating revenues for The Providence Journal decreased $3,279, or 2.0 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. Advertising revenues were relatively flat for the year ended December 31, 2006, compared to the year ended December 31, 2005. Retail advertising revenues decreased $2,821, or 6.0 percent, due to

Belo Corp. 2006 Annual Report on Form 10-K PAGE 23

decreases in the automotive, furniture and home accessories and telecommunications categories for the year ended December 31, 2006, compared to the year ended December 31, 2005. General advertising revenues decreased $1,422, or 32.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in the automotive, travel and pharmaceutical categories. These decreases in retail and general advertising revenues were partially offset by an increase in classified advertising revenue. Classified advertising revenue increased $1,170, or 2.4 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to increases in the real estate and other categories partially offset by decreases in the employment and automotive categories. Circulation revenue declined $1,891, or 6.6 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to lower overall circulation and an increase in discounts related to a promotional campaign to improve circulation.

Net operating revenues for The Providence Journal increased $5,944, or 3.7 percent, in the year ended December 31, 2005, as compared to the year ended December 31, 2004. Advertising revenues increased $7,797 or 6.1 percent in 2005 compared to 2004. Classified advertising revenue, including internet revenue, increased $8,344 or 20.8 percent in 2005 compared to 2004, primarily due to increases in the real estate and employment categories. Revenues from preprints and TMC increased $697 or 2.4 percent year over year, primarily due to increases in the consumer electronics, sporting goods and miscellaneous categories. These increases were partially offset by a decrease in retail advertising revenues of $1,951 or 4.0 percent for 2005 when compared to 2004. Additionally, general advertising revenues decreased $1,138 or 20.7 percent in 2005 when compared to the prior year due to decreases in the automotive and food categories. Circulation revenues declined $1,931 or 6.4 percent in 2005 primarily due to lower Sunday circulation volumes, partially offset by a slight increase in daily circulation volumes.

Net operating revenues for The Press-Enterprise decreased $2,443 or 1.5 percent in the year ended December 31, 2006, as compared to the year ended December 31, 2005. Total advertising revenues were relatively flat in the year ended December 31, 2006, compared with the year ended December 31, 2005. Classified advertising revenues, including internet revenues, increased $1,902, or 3.1 percent, primarily due to increases in the real estate category, partially offset by decreases in the automotive and employment categories. Preprints and TMC revenues increased $1,064, or 5.3 percent, primarily due to increases in the drug store and home furnishings categories. Offsetting these increases were decreases in retail and general advertising revenues and commercial printing revenue. Retail advertising revenues decreased $1,225, or 5.8 percent, primarily due to decreases in the department store and grocery categories partially offset by an increase in the furniture category. General advertising revenues decreased $2,129, or 16.0 percent, in the year ended December 31, 2006, when compared with the year ended December 31, 2005, primarily due to decreases in the telecommunications and automotive categories. Circulation revenue at The Press-Enterprise decreased $205, or 1.0 percent. Commercial printing and other revenue at The Press-Enterprise declined $2,105, or 27.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005.

Net operating revenues for The Press-Enterprise increased $7,299,or 4.8 percent in the year ended December 31, 2005, as compared to the year ended December 31, 2004. Total advertising revenues increased $10,341 or 8.5 percent in 2005 compared with 2004. Classified advertising revenues, including internet revenues, increased $10,030 or 19.7 percent, primarily due to gains in the real estate and employment categories offset slightly by a decrease in the automotive category. Preprints and TMC revenues increased $1,563 or 8.5 percent primarily due to increases in the consumer electronics, home improvement and office supply categories. Offsetting these increases was a slight decrease in retail advertising revenues of $394 or 1.8 percent in 2005 when compared with 2004. General advertising revenues were flat in 2005 as compared with 2004. Circulation revenue at The Press-Enterprise declined $831 or 4.1 percent when comparing 2005 to 2004. This decline was due to a decrease in both home delivery and single copy sales.

Segment Costs and Expenses

Newspaper Group segment costs and expenses increased $15,188, or 2.4 percent, in the year ended December 31, 2006, as compared to the prior year period primarily due to increases in salaries, wages and employee benefits and other production, distribution and operating costs partially offset by a decrease in newsprint, ink and other supplies. Salaries, wages and employee benefits increased primarily due to severance costs, incremental share-based compensation expenses and increased pension expense due to the announced pension curtailment. These increases were partially offset by decreases in sales commissions, estimated self-insured medical and workers’ compensation insurance costs. Other production, distribution and operating costs increased primarily due to increased distribution and outside services costs. The increase in distribution costs is due to approximately $19,550 in additional costs related to the change in distribution methods at The Dallas Morning News. Belo expects this increased level of distribution costs at The Dallas Morning News to continue. Outside services increased primarily due to increased consulting expenses primarily related to readership and sales initiatives. Newsprint, ink and other supplies decreased $9,115 or 6.4 percent for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to the Company’s strategic decisions to limit third-party circulation and to reduce the distribution area of The Dallas Morning News and lower advertising volumes. The 17.4 percent decrease in consumption was partially offset by an increase in the average cost per metric ton of newsprint of 12.4 percent.

PAGE 24  Belo Corp. 2006 Annual Report on Form 10-K

Newspaper Group segment costs and expenses increased $34,071 or 5.6 percent in 2005 when compared to the prior year primarily due to increases in distribution costs, newsprint expenses, tax expenses and incremental expenses related to advertising and promotion initiatives. These increases were partially offset by a decrease in direct compensation and benefits. Distribution costs increased 21.9 percent primarily due to the incremental expenses related to the change in distribution methods at The Dallas Morning News mentioned above. Newsprint expenses were five percent higher in 2005 due to a 10.2 percent increase in the average cost per metric ton of newsprint partially offset by a five percent decrease in volume. Property tax expense increased primarily due to the favorable settlement of prior year taxes between The Providence Journal and the City of Providence, Rhode Island which was recorded in 2004. Salaries and other direct compensation decreased primarily due to a charge recorded by the Newspaper Group in 2004 of $3,788 for severance costs and other expenses related to the reduction in force in 2004.

Newspaper Group segment EBITDA decreased $19,799 or 11.1 percent for the year ended December 31, 2006, compared to the prior year primarily due to a $13,000 decrease in advertising revenues and a $15,188 increase in segment costs and expenses, partially offset by a $11,475 increase in circulation revenue due to the change in distribution methods at The Dallas Morning News as discussed above.

Newspaper Group segment EBITDA increased $9,131 or 5.4 percent for the year ended December 31, 2005, as compared to 2004 primarily due to a $17,329 increase in advertising revenues and a $8,004 increase in circulation revenue primarily due to the change in distribution methods at The Dallas Morning News which began in the fourth quarter of 2005. Additionally, in 2004 the Newspaper Group recorded a $19,629 reduction in revenue associated with The Dallas Morning News voluntary advertiser plan. These increases were partially offset by a $34,071 increase in segment costs and expenses.

Corporate

Corporate costs and expenses increased $40,048, or 66.7 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to incremental expenses of $25,724 in consulting fees principally related to the technology initiatives and $10,664 in incremental share-based compensation.

During the year ended December 31, 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts. Additionally, Belo recorded a one-time net reduction of $3,813 in tax expense related to the enactment of the new State of Texas margin tax and a credit of $1,117 resulting from the favorable settlement of certain state tax liabilities as discussed above.

Corporate costs and expenses increased $1,182, or 1.8 percent, in the year ended December 31, 2005, compared to the year ended December 31, 2004.

Forward-Looking Statements

Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future newspaper circulation, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in “Item 1A. Risk Factors”, that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership and audits and related actions by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; the recovery of the New Orleans market, where the Company owns and operates market-leading television station WWL-TV, from the effects of Hurricane Katrina; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, filings with the SEC and elsewhere in this Annual Report on Form 10-K.

GAAP and Non-GAAP Financial Measures

In this report, financial measures are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and also on a non-GAAP basis. The Company defines Consolidated EBITDA as net earnings before interest expense, income taxes, depreciation and amortization. Consolidated EBITDA is not a measure of financial performance

Belo Corp. 2006 Annual Report on Form 10-K PAGE 25

under GAAP. Management uses Consolidated EBITDA in internal analyses as a supplemental measure of the financial performance of the Company to assist it with determining performance comparisons against its peer group of companies, as well as capital spending and other investment decisions. Consolidated EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Consolidated EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP and this non-GAAP measure may not be comparable to similarly titled measures of other companies.

Critical Accounting Policies and Estimates

Belo’s financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

Revenue Recognition     Broadcast advertising revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency fees, ratably over the period of time the advertisement is placed on Web sites. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Commercial printing revenue is recorded when the product is shipped.

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

At December 31, 2006, Belo had net investments of $560,494 in property, plant and equipment, $1,237,348 in goodwill and $1,336,870 in intangible assets, primarily FCC licenses.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2006, 2005 and 2004, the Company did not record any impairment losses related to property, plant and equipment.

Goodwill is tested at least annually by reporting unit for impairment. For the Television Group, a reporting unit consists of the television station(s) within a market. For the Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. FCC licenses are tested for impairment at least annually on a market basis. Based on assessments performed during the years ended December 31, 2006, 2005 and 2004, the Company did not record any impairment losses related to goodwill or intangible assets.

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

PAGE 26  Belo Corp. 2006 Annual Report on Form 10-K

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

If the Company had assigned separate values for its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have had a significant effect on the Company’s historical operating results. The following chart reflects the effect of a hypothetical reassignment of value from broadcast licenses to network affiliation agreements and the resulting increase in amortization expense assuming a 15-year amortization period. However, had the Company amortized the values over the lives of the respective contracts, there would have been no material effect on the Company’s results of operations for the year ended December 31, 2006, as substantially all of these agreements have been modified or replaced since acquisition.

		Percentage of Total
		Broadcast License Value
		Reassigned to Network
		Affiliation Agreements
	As reported	50%	25%
	(In thousands, except per share data)
Balance Sheet as of December 31, 2006:
Broadcast licenses	$1,289,504	$644,752	$967,128
Intangible assets, net (including network affiliation agreements)	47,366	692,118	369,742
Statement of Earnings for the year ended December 31, 2006:
Amortization of intangible assets	8,348	51,334	29,841
Earnings from operations	288,411	245,425	266,918
Net earnings	130,526	102,981	116,753
Net earnings per share	$1.26	$0.99	$1.12

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

Share-Based Compensation     The Company records the compensation expense related to its stock options according to SFAS 123R, as adopted on January 1, 2006. The Company records the compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.

Employee Benefits     Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

Pension Benefits     Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87, “Employers’ Accounting for Pensions.” To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate and projected salary increases. In determining the discount rate assumption of 6.0 percent, the Company used a measurement date of December 31, 2006 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio.

To compute the Company’s pension expense in the year ended December 31, 2006, the Company used actuarial assumptions which include a discount rate, an expected long-term rate of return on plan assets and projected salary increases. The discount rate of 5.75 percent, used in this calculation, is the rate used in computing the benefit obligation as December 31, 2005. The expected long-term rate of return on plan assets of 8.50 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement dates of December 31, 2006 and 2005. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may

Belo Corp. 2006 Annual Report on Form 10-K PAGE 27

affect the Company’s operating results. See the Consolidate Financial Statements, Note 6 — Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans in their financial statements, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. See the Consolidated Financial Statements, Note 6–Defined Benefit Pension and Other Post Retirement Plans, for a discussion of the effect the adoption of this standard on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. The effective date of SFAS 157 for the Company is January 1, 2008. The Company is evaluating the effect of the adoption of this standard.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of SFAS 109. Among other things, FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial statements. See the Consolidated Financial Statements, Note 11–Income Taxes, for further information on the Company’s income taxes.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R supersedes Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

At December 31, 2006, the Company has stock-based compensation plans that are described more fully in the Consolidated Financial Statements, Note 4–Long-term Incentive Plans. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Statements of Earnings for the years ended December 31, 2005 or 2004 for options granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $9,886 and $6,335 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $.06 lower than if the Company had continued to account for share-based compensation under APB Opinion 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $632 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented

PAGE 28  Belo Corp. 2006 Annual Report on Form 10-K

prior to the adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	2005	2004

Stock-based compensation expense included in the determination of net earnings, net of income taxes	$188	$–

Net earnings, as reported	$127,688	$132,496
Less: Stock-based compensation expense for options determined under fair value-based method, net of income taxes	7,280	9,063

Net earnings, pro forma	$120,408	$123,433

Per share amounts:
Basic net earnings per share, as reported	$1.14	$1.15

Basic net earnings per share, pro forma	$1.08	$1.08

Diluted net earnings per share, as reported	$1.12	$1.13

Diluted net earnings per share, pro forma	$1.07	$1.06

Liquidity and Capital Resources
(Dollars in thousands, except per share amounts)

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $245,928, $227,057 and $276,936 in the years ended December 31, 2006, 2005 and 2004, respectively. The changes in cash flows from operations are caused primarily by changes in net earnings and normal changes in working capital requirements. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments, and pay debt.

The Company did not make any contributions to its defined benefit pension plan in the year ended December 31, 2006. Recent pension reform legislation approved by Congress is expected to significantly increase the costs and funding requirements of defined benefit retirement plans like Belo’s pension plan. On November 2, 2006, the Company announced that it will curtail all benefits under its pension plan effective March 31, 2007 and that it plans to provide transition benefits to affected employees, including the granting of five years of additional credited service and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those affected by these changes who remain with the Company. The Company has not planned any contributions to its defined benefit pension plan in 2007.

Investing Cash Flows

Net cash flows used in investing activities were $109,372, $83,275 and $88,440 in 2006, 2005 and 2004, respectively. These cash flows are primarily attributable to capital expenditures and investments as more fully described below.

Capital Expenditures

Total capital expenditures were $114,253, $87,268 and $79,562 in 2006, 2005 and 2004, respectively. These were primarily for Television Group and Newspaper Group facilities and equipment and corporate-driven technology initiatives. As of December 31, 2006, projected future payments for capital projects in 2007 were approximately $75,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

On April 13, 2006, the Company broke ground for a new distribution and production center in southern Dallas County, Texas for The Dallas Morning News. The new center is scheduled to be completed and ready for production in the first quarter 2007. The total cost of the land, building and land improvements, and equipment is projected to be approximately $55,000, of which approximately $30,072 was incurred in the year ended December 31, 2006, and approximately $43,548 has been incurred since the beginning of the project through December 31, 2006.

On January 20, 2006, the Company announced plans to build a state-of-the-art media center building for The Press-Enterprise.  The 150,000 square foot, five-story office building will centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions for the organization’s operations. The new building will be adjacent to the newspaper’s current building. Construction began in the first quarter 2006 and the new building is scheduled to be completed and ready for occupancy in the first half of 2007. The cost of the new building is projected to be

Belo Corp. 2006 Annual Report on Form 10-K PAGE 29

approximately $40,000 of which approximately $22,731 was incurred in the year ended December 31, 2006, and approximately $27,083 has been incurred since the beginning of the project through December 31, 2006.

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

In 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc. (“HIC”), the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. These agreements expire December 31, 2009, but are subject to extension. Belo provides advertising sales assistance, certain technical services and facilities to support the operations of KFWD-TV, as well as limited programming. In exchange, Belo is reimbursed for its costs and receives 50 percent of the net profits from the operations of KFWD-TV. The amounts received under these agreements were not material to Belo’s consolidated results of operations in 2006 or 2005. In addition, in exchange for $10,375 in cash, Belo acquired options to acquire undivided interests in the assets owned, held or leased by HIC, which are used in the operations of KFWD-TV. The aggregate exercise price of the options to acquire a 100 percent interest is $31,125, subject to adjustment. These options expire December 31, 2012. HIC also has the option, through December 31, 2009, to require Belo to acquire KFWD-TV. The exercise of the options by either Belo or HIC is dependent on modification of the FCC’s media ownership rules and policies to permit Belo’s ownership of KFWD-TV.

Financing Cash Flows

Net cash flows used in financing activities were $123,508, $139,149 and $191,812 in the years ended December 31, 2006, 2005 and 2004, respectively. These cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 6 3/4% Senior Notes due 2013, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.

Long-Term Debt

Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005

7 1/8% Senior Notes Due June 1, 2007	$234,477	$300,000
8% Senior Notes Due November 1, 2008	350,000	350,000
6 3/4% Senior Notes Due May 30, 2013	248,957	–
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,283,434	1,100,000
Revolving credit agreement, including short-term unsecured notes	–	105,000
Uncommitted line of credit	–	39,875

Total	$1,283,434	$1,244,875

The weighted average effective interest rate for these debt instruments is 7.4 percent and 7.3 percent as of December 31, 2006 and 2005, respectively. In 2006, the Company redeemed $65,523 of the 7 1/8% Senior Notes due June 1, 2007. The Company expects to repay the outstanding balance of the 7 1/8% Senior Notes due June 1, 2007 with borrowings under long-term facilities including funds drawn from its revolving credit facility.

In May 2006, Belo issued $250,000 of 6 3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6 3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6 3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6 3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility with the remaining proceeds invested in cash and temporary cash investments for working capital needs at December 31, 2006. The $1,118 premium associated with the issuance of these 6 3/4% Senior Notes is being amortized over the term of the 6 3/4% Senior Notes using the effective interest rate method. As of December 31, 2006, the unamortized premium was $1,043.

On June 7, 2006, the Company entered into an Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities

PAGE 30  Belo Corp. 2006 Annual Report on Form 10-K

LLC, Bank of America, N.A. and other lenders (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s existing $1,000,000 Five-Year Credit Agreement (the “2005 Credit Agreement”) by, among other things, extending the term of the existing facility to June 2011. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to 0.225 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2006, the Company was in compliance with all debt covenant requirements. As of December 31, 2006, there were no borrowings outstanding under the Credit Agreement and all unused borrowings were available for borrowing.

On May 3, 2005, the Company entered into the 2005 Credit Agreement. The 2005 Credit Agreement was a $1,000,000 variable-rate five-year revolving credit facility. The 2005 Credit Agreement replaced the Company’s $720,000 revolving credit facility, which terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the 2005 Credit Agreement. The 2005 Credit Agreement was used for working capital and other general corporate purposes, including letters of credit. This 2005 Credit Agreement was amended and restated in 2006, as discussed above.

In addition, the Company has uncommitted lines of credit of $60,000. There were no amounts outstanding as of December 31, 2006 and $39,875 was outstanding at December 31, 2005. The uncommitted lines of credit have a variable interest rate. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company’s financial statements. As of December 31, 2005, the weighted average interest rate for borrowings under the line of credit was 5.1 percent. All unused borrowings under the Company’s uncommitted lines of credit were available for borrowing as of December 31, 2006.

Dividends

The following table presents dividend information for the years ended December 31, 2006, 2005 and 2004:

Year ended December 31,	2006	2005	2004
Dividends paid	$46,516	$44,914	$43,731
Dividends declared per share amounts	.475	.40	.385

Exercise of Stock Options

The following table presents stock option information for the years ended December 31, 2006, 2005 and 2004:

Year ended December 31,	2006	2005	2004
Options exercised	1,581,844	951,810	1,859,388
Exercisable options	13,448,418	13,784,308	13,015,082
Net proceeds received from the exercise of stock options (in thousands)	$28,320	$17,041	$33,274

Share Repurchase Program

In 2006, the Company purchased 7,550,164 shares of its Series A Common Stock under a stock repurchase program pursuant to authorizations from Belo’s Board of Directors in July 2000 and December 2005. The remaining authorization for the repurchase of shares as of December 31, 2006 under both these authorities was 14,049,055 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During 2006, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in 2006, 2005 and 2004, was $144,429, $184,011 and $78,148, respectively. All shares repurchased were retired in the year of purchase.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 31

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2006. See the Consolidated Financial Statements, Note 12–Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2007	2008	2009	2010	2011	Thereafter
Broadcast rights	$245,952	$57,653	$59,221	$60,784	$50,009	$17,414	$871
Capital expenditures and licenses	27,165	23,650	712	716	719	682	686
Non-cancelable operating leases	41,745	10,924	8,867	6,823	4,594	3,373	7,164
Long-term debt (principal only)	1,283,434	234,477	350,000	–	–	–	698,957
Interest on long-term debt(a)	859,494	85,461	73,833	50,500	50,500	50,500	548,700
Total	$2,457,790	$412,165	$492,633	$118,823	$105,822	$71,969	$1,256,378

(a)	Represents the annual interest on fixed rate debt. As of December 31, 2006, there were no outstanding balances on the Company’s variable rate debt.

Other

On July 8, 2005, the Company announced an agreement to purchase WUPL-TV, then the UPN affiliate in New Orleans, from Infinity Radio, Inc., a subsidiary of CBS Corporation, for $14,500 in cash. On February 26, 2007, the Company purchased WUPL-TV for an amount less than the originally agreed-upon price. See “Other Matters” below for additional discussion of the status of this transaction.

The Company has various options available to meet its 2007 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $1,000,000 revolving line of credit. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Other Matters

On January 5, 2006, CBS Radio Stations, Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV, then the UPN affiliate in New Orleans, Louisiana, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint sought damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorneys’ fees and court costs. On February 26, 2007 the Company purchased WUPL-TV in New Orleans, Louisiana for an amount less than the originally agreed-upon price. Concurrent with the station purchase, the lawsuit relating to the purchase was settled.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a

PAGE 32  Belo Corp. 2006 Annual Report on Form 10-K

motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motion to dismiss plaintiff’s second amended consolidated complaint. The motion to dismiss is now before the court for decision. The Court has scheduled a hearing on the motion to dismiss for March 9, 2007. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 8–Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2006 and 2005, the fair value of Belo’s fixed-rate debt was estimated to be $1,312,973 and $1,159,795, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The carrying value of fixed-rate debt was $1,284,477 and $1,100,000 at December 31, 2006 and 2005, respectively.

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $89,131 at December 31, 2006 ($33,705 at December 31, 2005). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates would have resulted in no change to Belo’s pretax earnings and cash flows at December 31, 2006 as there were no outstanding balances on the variable rate debt. For the year ended December 31, 2005, a 10 percent change in interest rates would have resulted in an immaterial annual change in Belo’s pretax earnings and cash flows.

In addition to interest rate risk, Belo has exposure to changes in the price of newsprint. The average price of newsprint is expected to be approximately the same or slightly lower in 2007 than in 2006, although the amount and the timing of any price variations cannot be predicted with certainty. Belo believes the newsprint environment for 2007, giving consideration to both cost and supply, to be manageable through existing relationships and sources.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 33

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

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2006 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting of Belo Corp. and its subsidiaries (the “Company”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by PCAOB and in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2006.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. It appears immediately following this report.

PAGE 34  Belo Corp. 2006 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Belo Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Belo Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Belo Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2007

Belo Corp. 2006 Annual Report on Form 10-K PAGE 35

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information set forth under the headings “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Audit Committee,” “Corporate Governance–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2007 is incorporated herein by reference.

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

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2006,–Outstanding Equity Awards of Fiscal Year-End 2006,–Option Exercises and Stock Vested in 2006,–Post-Employment Benefits,–Pension Benefits at December 31, 2006,–Termination of Employment and Change-In-Control Arrangements,–Director Compensation” and “Corporate Governance–Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2007 is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 4–Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the heading “Executive Compensation–Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2007 is incorporated herein by reference.

PAGE 36  Belo Corp. 2006 Annual Report on Form 10-K

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2007 is incorporated herein by reference.

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

Exhibit Number		Description
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
3	.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))
3	.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2005 Form 10-Q”))
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

Belo Corp. 2006 Annual Report on Form 10-K PAGE 37

Exhibit Number	Description
4.4	Instruments defining rights of debt securities:
	(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
	(2)	*	(a) $200 million 7 1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
		*	(b) $100 million 7 1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)
	(3)	*	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
	(5)	*	(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
		*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
	(9)	*	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
	(10)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
	(11)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(12)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
	†(1)		Belo Savings Plan:
		*	(a) Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))
		*	(b) First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))
		*	(c) Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)
		*	(d) Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2006 Form 10-Q”))
(e) Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)
	†(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a) Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
		*	(b) Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

PAGE 38  Belo Corp. 2006 Annual Report on Form 10-K

Exhibit Number	Description
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
	†(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-0-8598)(the “2005 Form 10-K”))
	†(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	†(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
	†(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
	†(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006 (Securities and Exchange Commission File No. 001-008598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))
			(d)	First Amendment to the Belo 2004 Executive Compensation Plan
	†(8)	*	Summary of Non-employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)
12	Statements re: Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Belo Corp. 2006 Annual Report on Form 10-K PAGE 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Robert W. Decherd
Robert W. Decherd
Chairman of the Board & Chief Executive Officer

                       Dated: March 1, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board & Chief Executive Officer	March 1, 2007

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 1, 2007

/s/ Louis E. Caldera Louis E. Caldera	Director	March 1, 2007

/s/ France A. Córdova, Ph.D. France A. Córdova, Ph.D.	Director	March 1, 2007

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 1, 2007

/s/ Roger A. Enrico Roger A. Enrico	Director	March 1, 2007

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 1, 2007

/s/ Laurence E. Hirsch Laurence E. Hirsch	Director	March 1, 2007

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 1, 2007

/s/ William T. Solomon William T. Solomon	Director	March 1, 2007

/s/ M. Anne Szostak M. Anne Szostak	Director	March 1, 2007

PAGE 40  Belo Corp. 2006 Annual Report on Form 10-K

Signature	Title	Date

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 1, 2007

/s/ J. McDonald Williams J. McDonald Williams	Director	March 1, 2007

/s/ Dennis A. Williamson Dennis A. Williamson	Executive Vice President/Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Alison K. Engel Alison K. Engel	Vice President/Corporate Controller (Principal Accounting Officer)	March 1, 2007

Belo Corp. 2006 Annual Report on Form 10-K PAGE 41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2007

PAGE 42  Belo Corp. 2006 Annual Report on Form 10-K

Consolidated Statements of Earnings

	Years ended December 31,

In thousands, except share and per share amounts	2006	2005	2004

Net Operating Revenues
Television Group	$770,539	$703,426	$741,154
Newspaper Group	817,733	822,344	779,142

Total net operating revenues	1,588,272	1,525,770	1,520,296

Operating Costs and Expenses
Salaries, wages and employee benefits	581,516	544,806	556,376
Other production, distribution and operating costs	488,855	446,216	406,303
Newsprint, ink and other supplies	133,758	142,911	137,283
Depreciation	87,384	87,511	89,674
Amortization	8,348	8,380	8,476

Total operating costs and expenses	1,299,861	1,229,824	1,198,112

Earnings from operations	288,411	295,946	322,184

Other Income and Expense
Interest expense	(95,654)	(91,004)	(90,164)
Other income (expense), net	10,926	2,018	(16,219)

Total other income and expense	(84,728)	(88,986)	(106,383)

Earnings
Earnings before income taxes	203,683	206,960	215,801
Income taxes	73,157	79,272	83,305

Net earnings	$130,526	$127,688	$132,496

Net earnings per share:
Basic	$1.26	$1.14	$1.15
Diluted	$1.26	$1.12	$1.13

Weighted average shares outstanding:
Basic	103,701	112,104	115,036
Diluted	103,882	113,552	117,272

Dividends declared per share	$.475	$.40	$.385

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 43

Consolidated Balance Sheets

Assets	December 31,

In thousands	2006	2005

Current assets:
Cash and temporary cash investments	$46,291	$33,243
Accounts receivable (net of allowance of $8,165 and $9,681 at December 31, 2006 and 2005, respectively)	276,825	262,240
Inventories	20,924	19,682
Deferred income taxes	11,996	12,259
Other current assets	28,127	28,853

Total current assets	384,163	356,277

Property, plant and equipment, at cost:
Land	83,083	84,873
Buildings and improvements	312,946	309,013
Broadcast equipment	371,706	356,253
Newspaper publishing equipment	325,223	317,165
Other	258,901	234,233
Advance payments on property, plant and equipment expenditures	111,167	59,045

Total property, plant and equipment	1,463,026	1,360,582
Less accumulated depreciation	902,532	826,470

Property, plant and equipment, net	560,494	534,112

Intangible assets, net	1,336,870	1,345,218
Goodwill, net	1,237,348	1,237,348
Other assets	95,403	116,258

Total assets	$3,614,278	$3,589,213

See accompanying Notes to Consolidated Financial Statements.

PAGE 44  Belo Corp. 2006 Annual Report on Form 10-K

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2006	2005

Current liabilities:
Accounts payable	$79,605	$91,210
Accrued compensation and benefits	74,002	65,872
Other accrued expenses	28,002	31,270
Income taxes payable	20,945	6,195
Advance subscription payments	29,260	28,858
Dividends payable	12,903	10,773
Accrued interest payable	14,195	13,251

Total current liabilities	258,912	247,429

Long-term debt	1,283,434	1,244,875
Deferred income taxes	435,154	445,730
Other liabilities	109,630	117,698

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 87,706,833 and 92,132,169 shares at December 31, 2006 and 2005, respectively;	146,471	153,860
Series B: Issued and outstanding 14,589,345 and 15,602,253 shares at December 31, 2006 and 2005, respectively	24,364	26,056
Additional paid-in capital	886,501	901,091
Retained earnings	506,807	492,870
Accumulated other comprehensive loss	(36,995)	(40,396)

Total shareholders’ equity	1,527,148	1,533,481

Total liabilities and shareholders’ equity	$3,614,278	$3,589,213

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 45

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2006

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2003	98,632,955	16,391,802	$192,091	$920,303	$486,391	$(35,014)	$1,563,771
Exercise of stock options	1,859,388	–	3,105	30,169	–	–	33,274
Excess tax benefit from long-term incentive plan	–	–	–	6,277	–	–	6,277
Employer’s matching contribution to Savings Plan	336,358	–	562	8,070	–	–	8,632
Purchases and subsequent retirement of treasury stock	(2,887,500)	–	(4,822)	(23,553)	(49,773)	–	(78,148)
Net earnings	–	–	–	–	132,496	–	132,496
Minimum pension liability adjustment, net of tax	–	–	–	–	–	7,081	7,081
Dividends	–	–	–	–	(43,731)	–	(43,731)
Conversion of Series B to Series A	446,069	(446,069)	–	–	–	–	–

Balance at December 31, 2004	98,387,270	15,945,733	190,936	941,266	525,383	(27,933)	1,629,652
Exercise of stock options	930,660	21,150	1,589	15,452	–	–	17,041
Excess tax benefit from long-term incentive plan	–	–	–	1,990	–	–	1,990
Employer’s matching contribution to Savings Plan	395,809	–	661	8,610	–	–	9,271
Purchases and subsequent retirement of treasury stock	(7,946,200)	–	(13,270)	(66,227)	(104,514)	–	(184,011)
Net earnings	–	–	–	–	127,688	–	127,688
Minimum pension liability adjustment, net of tax	–	–	–	–	–	(12,463)	(12,463)
Dividends	–	–	–	–	(55,687)	–	(55,687)
Conversion of Series B to Series A	364,630	(364,630)	–	–	–	–	–

Balance at December 31, 2005	92,132,169	15,602,253	179,916	901,091	492,870	(40,396)	1,533,481
Exercise of stock options	1,245,835	336,009	2,642	25,678	–	–	28,320
Excess tax benefit from long-term incentive plan	–	–	–	632	–	–	632
Employer’s matching contribution to Savings Plan	530,076	–	885	8,669	–	–	9,554
Share-based compensation	–	–	–	14,308	–	–	14,308
Purchases and subsequent retirement of treasury stock	(7,550,164)	–	(12,608)	(63,877)	(67,944)	–	(144,429)
Net earnings	–	–	–	–	130,526	–	130,526
Pension liability adjustment, net of tax	–	–	–	–	–	3,401	3,401
Dividends	–	–	–	–	(48,645)	–	(48,645)
Conversion of Series B to Series A	1,348,917	(1,348,917)	–	–	–	–	–

Balance at December 31, 2006	87,706,833	14,589,345	$170,835	$886,501	$506,807	$(36,995)	$1,527,148

See accompanying Notes to Consolidated Financial Statements.

PAGE 46  Belo Corp. 2006 Annual Report on Form 10-K

Consolidated Statements Of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2006	2005	2004

Operations
Net earnings	$130,526	$127,688	$132,496
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	95,732	95,891	98,150
Loss on discontinuation of the Time Warner joint ventures	–	–	11,528
Deferred income taxes	(6,766)	9,835	17,167
Pension contribution	–	(15,000)	(30,800)
Employee retirement benefit expense	16,470	17,903	16,838
Share-based compensation	16,704	–	–
Other non-cash expenses	11,070	10,919	9,385
Equity (income) loss from partnerships	(1,302)	(738)	5,669
Other, net	(3,179)	1,497	(1,568)
Net change in operating assets and liabilities:
Accounts receivable	(16,101)	(18,965)	(3,571)
Inventories and other current assets	(1,378)	(1,763)	(4,481)
Accounts payable	(11,605)	15,350	752
Accrued compensation and benefits	8,130	(256)	8,279
Other accrued expenses	(2,618)	(5,550)	8,535
Interest payable	1,018	(149)	(253)
Income taxes payable	9,227	(9,605)	8,810

Net cash provided by operations	245,928	227,057	276,936

Investments
Capital expenditures	(114,253)	(87,268)	(79,562)
Distributions from joint ventures	–	9,018	–
Other investments	3,231	(7,125)	(10,228)
Other, net	1,650	2,100	1,350

Net cash used for investments	(109,372)	(83,275)	(88,440)

Financing
Net proceeds from revolving debt	299,790	625,400	696,275
Payments on revolving debt	(444,665)	(550,675)	(790,625)
Net proceeds from issuance of senior notes	248,883	–	–
Early retirement of bonds due 2020	–	–	(6,400)
Redemption of senior notes	(65,523)	–	–
Dividends on common stock	(46,516)	(44,914)	(43,731)
Net proceeds from exercise of stock options	28,320	17,041	33,274
Purchase of treasury stock	(144,429)	(184,011)	(78,148)
Other	632	(1,990)	(2,457)

Net cash used for financing	(123,508)	(139,149)	(191,812)

Net increase (decrease) in cash and temporary cash investments	13,048	4,633	(3,316)
Cash and temporary cash investments at beginning of year	33,243	28,610	31,926

Cash and temporary cash investments at end of year	$46,291	$33,243	$28,610

Supplemental Disclosures (Note 17)

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 47

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

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current year presentation.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts is included in other production, distribution and operating costs. The carrying value of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2006, 2005 and 2004:

	Expense for	Accounts
	Uncollectible	Written
	Accounts	Off

2006	$5,947	$7,463
2005	8,161	6,390
2004	5,196	4,442

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

F)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

G)	Property, Plant and Equipment Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

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

PAGE 48  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

H)	Intangible Assets and Goodwill The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred primarily prior to 2002. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The only significant intangible assets that were identified in these appraisals that could be classified separately from goodwill were FCC licenses and network affiliation agreements.

Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. On January 1, 2002, upon adoption of Statement of Financial Accounting Standard (SFAS) 142 “Goodwill and Other Intangible Assets”, the Company reclassified the FCC licenses apart from goodwill as separate indefinite lived intangible assets and ceased amortization of both goodwill and the FCC licenses. The Company was not able to reclassify any amounts related to the network affiliation agreements apart from goodwill, as the accounting records that would allow for segregation of these assets were not available. Substantially all of the network affiliation agreements acquired in these business acquisitions were acquired prior to December 31, 1999, and many of these agreements have been modified or replaced by new agreements since their acquisition. In addition, the Company believes that network affiliation agreements currently do not have a material value that is separable from the related FCC licenses, because without an FCC license, a broadcast company cannot obtain a network affiliation agreement. Accordingly, the Company believes that the remaining value of its acquired network affiliation agreements was not significant upon the adoption of SFAS 142. FCC licenses are tested for impairment at least annually on an individual market basis.

Goodwill is tested at least annually by reporting unit for impairment. For the Company’s Television Group, a reporting unit consists of the television station(s) within a market (as defined by Nielsen Media Research’s Designated Market Area report). For the Company’s Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. See Note 3.

Separable intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives as follows:

Estimated
Useful Lives
Customer lists	3 years
Market alliance	5 years
Subscriber lists	18 years

I)	Revenue Recognition Belo’s principal sources of revenue are the sale of air time on its television stations, advertising space in published issues of its newspapers and on the Company’s Internet Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for commercial printing. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Subscription proceeds are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Commercial printing revenue is recorded when the product is shipped.

J)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $29,806, $30,092, and $21,105 in advertising and promotion costs during 2006, 2005 and 2004, respectively.

K)	Employee Benefits Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 49

Notes to Consolidated Financial Statements

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans in their financial statements, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. See Note 6 for a discussion of the effect the adoption of this standard on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The effective date of SFAS 157 for the Company is January 1, 2008. In 2007, the Company will evaluate the effect of the adoption of this standard.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes”. Among other things, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements. See Note 11.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R supersedes Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

At December 31, 2006, the Company has a stock based compensation plan, which is described more fully in Note 4. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statements of earnings for the years ended December 31, 2005 or 2004 for options granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $9,886 and $6,335 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $.06 lower than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $632 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented

PAGE 50  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

prior to the adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	2005	2004

Stock-based compensation expense included in the determination of net earnings, net of income taxes	$188	$–

Net earnings, as reported	$127,688	$132,496
Less: Stock-based compensation expense for options determined under fair value-based method, net of income taxes	7,280	9,063

Net earnings, pro forma	$120,408	$123,433

Per share amounts:
Basic net earnings per share, as reported	$1.14	$1.15

Basic net earnings per share, pro forma	$1.08	$1.08

Diluted net earnings per share, as reported	$1.12	$1.13

Diluted net earnings per share, pro forma	$1.07	$1.06

Note 3: Goodwill and Intangible Assets

The following table sets forth the identifiable intangible assets that continue to be subject to amortization (definite-lived intangible assets) and the identifiable intangible assets that are no longer subject to amortization upon the adoption of SFAS 142 (indefinite-lived intangible assets):

	2006			2005
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net

Definite-lived intangible assets:
Television Group:
Market alliance	$8,832	$8,390	$442	$8,832	$6,624	$2,208
Newspaper Group:
Subscriber lists	115,963	69,039	46,924	115,963	62,457	53,506
Indefinite-lived intangible assets:
Television Group:
FCC licenses	1,463,102	173,598	1,289,504	1,463,102	173,598	1,289,504

Intangible assets	$1,587,897	$251,027	$1,336,870	$1,587,897	$242,679	$1,345,218

The amortization expense for intangible assets subject to amortization for the years ended December 31, 2006, 2005 and 2004 was:

2006	$8,348
2005	8,380
2004	8,476

The amortization expense for each of the next five years related to intangible assets subject to amortization at December 31, 2006, is expected to be:

2007	$6,941
2008	6,499
2009	6,499
2010	5,239
2011	5,239

Belo Corp. 2006 Annual Report on Form 10-K PAGE 51

Notes to Consolidated Financial Statements

Goodwill allocated to the Company’s operating segments as of December 31, 2006 and 2005 is as follows:

	2006	2005

Television Group	$773,257	$773,257
Newspaper Group	464,091	464,091

Total	$1,237,348	$1,237,348

In 2005, the Company reduced Newspaper Group goodwill by $5,952 due to the favorable resolution of a pre-acquisition tax matter relating to the 1997 acquisition of The Providence Journal.

Based on the results of its annual impairment tests of intangible assets and goodwill, the Company determined that no impairment of these assets existed as of December 31, 2006 or 2005, respectively. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Note 4: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 7,039,483, 8,308,939, and 9,161,049 at December 31, 2006, 2005 and 2004, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income for the year ended December 31, 2006 and 2005 was $16,993 and $305, respectively. The total income tax benefit recognized in the consolidated statement of earnings for share-based compensation arrangements was $6,043 and $107 for the years ended December 31, 2006 and 2005, respectively.

Options

The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling one-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2006	2005	2004

Weighted average grant date fair value	$4.71	$5.89	$5.36
Weighted average assumptions used:
Expected volatility	24.9%	26.0%	23.1%
Expected lives	6 yrs	6 yrs	4 yrs
Risk-free interest rates	4.74%	4.30%	3.33%
Expected dividend yields	2.54%	1.81%	1.49%

PAGE 52  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2006, is summarized in the following table:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1,	16,270,228	$21.17	16,369,928	$20.97	16,612,230	$20.15
Granted	369,330	$18.60	1,042,860	$22.17	1,886,456	$25.49
Exercised	(1,581,844)	$17.90	(951,810)	$17.90	(1,859,388)	$17.90
Canceled	(300,216)	$22.61	(190,750)	$25.15	(269,370)	$23.53

Outstanding at December 31,	14,757,498	$21.43	16,270,228	$21.17	16,369,928	$20.97

Vested and exercisable at December 31,	13,448,418	$21.36	13,784,308	$20.60	13,015,082	$19.82

Weighted average remaining contractual term (in years)	4.9		5.4		6.1

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant therefore the options outstanding have no intrinsic value. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 are as follows:

2006	$1,805
2005	5,688
2004	17,934

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2006:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15-18	5,097,310	4.23	$17.63	4,839,475	$17.63
$19-21	4,516,788	5.06	$20.39	3,979,209	$20.26
$22-29	5,090,074	5.58	$26.12	4,517,646	$26.24

$15-29	14,704,172	4.95	$21.42	13,336,330	$21.33

(a)	Comprised of Series B shares

As of December 31, 2006, there was $5,180 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 1.31 years.

Restricted Stock Units (RSUs)

Under the long-term incentive plan, the Company’s Board of Directors has awarded restricted stock units (“RSUs”). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Belo’s Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service based RSUs and RSUs with performance conditions where the performance conditions have been met participate in the Company’s dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of the Company’s share-based compensation. The RSUs do not have voting rights.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 53

Notes to Consolidated Financial Statements

A summary of RSU activity under the long-term incentive plan for the two years ended December 31, 2006, is summarized in the following table. No RSUs were awarded in 2004.

	2006		2005

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	RSUs	Price	RSUs	Price

Outstanding at January 1,	364,900	$21.62	–	$–
Granted	1,036,756	$18.82	364,900	$21.62
Vested	–	$–	–	$–
Canceled	(13,450)	$21.31	–	$–

Outstanding at December 31,	1,388,206	$19.53	364,900	$21.62

Vested at December 31,	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2006 and 2005 was $18.82 and $21.62. No RSUs were converted to shares of stock during the years ended December 31, 2006 or 2005. As of December 31, 2006, there was $18,584 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of 2.62 years.

Note 5: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the Plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Belo’s employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in Belo’s defined benefit pension plan when it was frozen to new participants in July 2000, or who started with Belo after July 1, 2000); or under the Classic Plan (for employees who elected to continue participation in Belo’s defined benefit pension plan). See Note 6 for further discussions of Belo’s defined benefit pension plan. Belo contributes an amount equal to two percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan. Under the Classic Plan, Belo matches a percentage of the employees’ contribution but does not make the two percent contribution of the participant’s compensation.

Belo’s contributions to its defined contribution plans totaled $15,958, $13,788 and $14,458 in 2006, 2005 and 2004, respectively. A portion of this contribution was made in Belo common stock. The Company issued 530,076, 395,809, and 336,358 shares of Series A common stock in conjunction with these contributions during the years ended December 31, 2006, 2005, and 2004, respectively. Effective January 1, 2007, the defined contribution plan has been amended such that matching contributions will be in cash and no longer partially in the Company’s stock.

Note 6: Defined Benefit Pension and Other Post Retirement Plans

Belo’s defined benefit pension plan (Pension Plan) covers individuals who were employees prior to July 2000 and who elected to continue participation in the plan when it was frozen to new participants in July 2000. The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed 10 years of employment.

During the fourth quarter 2006, the Company announced that it will freeze benefits under the Pension Plan effective March 31, 2007, and that it plans to provide transition benefits to affected employees, including the granting of five years of additional credited service and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those affected by these changes who remain with the Company. As a result, the Company recorded a curtailment loss of $4,082, included in salaries, wages and employee benefits in the accompanying statement of earnings, which represents the previously unrecognized prior service cost associated with years of credited service which are now no longer expected to be earned.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its Pension Plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at

PAGE 54  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

adoption of SFAS 158 represents the remaining net unrecognized actuarial losses as of December 31, 2006. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and which are not recognized as a component of net periodic pension cost in the same periods will be recognized on the same basis as net actuarial losses included in accumulated other comprehensive income at adoption of SFAS 158.

Because the Company has curtailed all benefits under the Pension Plan as discussed above, the adoption of SFAS 158 had no effect on the Company’s financial position as of December 31, 2006. In addition, the adoption of SFAS 158 had no effect on the Company’s consolidated statement of earnings for the year ended December 31, 2006, and it will not affect the Company’s results of operations in future periods.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 31, 2006 and 2005, and the accumulated benefit obligation at December 31, 2006 and 2005, are as follows:

	2006	2005

Funded Status
Projected Benefit Obligation As of January 1,	$507,443	$464,808
Actuarial (gains)losses	(17,603)	23,903
Service cost	11,343	10,862
Interest cost	28,734	27,565
Plan amendments	40,334	(2,257)
Curtailments	(54,984)	–
Benefits paid	(17,641)	(17,438)

As of December 31,	$497,626	$507,443

Fair Value of Plan Assets
As of January 1,	$410,513	$389,228
Actual return on plan assets	58,367	23,723
Employer contributions	–	15,000
Benefits paid	(17,641)	(17,438)

As of December 31,	451,239	410,513

Funded Status as of December 31,	$(46,387)	$(96,930)

Accumulated Benefit Obligation	$497,626	$450,325

At December 31, 2005, the Company had an unrecognized net actuarial loss of $118,518 and unrecognized prior service cost of $4,698 under SFAS 87 “Employers’ Accounting for Pensions”, resulting in prepaid pension cost of $26,286. Amounts recognized in the balance sheet as of December 31, 2006 and 2005 consist of:

	2006	2005

Prepaid pension cost	$8,351	$26,286
Intangible asset	–	4,698
Accrued pension liability	(54,737)	(66,098)
Accumulated other comprehensive loss	54,737	61,400

The underfunded status of the plan of $46,387 at December 31, 2006 is recognized in the accompanying statement of financial position as a non-current pension liability of $54,737, which is partially offset by a prepaid pension cost of $8,351, representing cumulative Company contributions in excess of net periodic pension benefit expense.

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate and projected salary increases. In determining the discount rate assumption, the Company used a measurement date of December 31, 2006 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio.

Belo Corp. 2006 Annual Report on Form 10-K PAGE 55

Notes to Consolidated Financial Statements

Weighted average assumptions used to determine benefit obligations for the Pension Plan as of December 31, 2006 and 2005 are as follows:

	2006	2005

Discount rate	6.00%	5.75%
Rate of increase in future compensation	4.23%	4.20%

To compute the Company’s net periodic benefit cost in the year ended December 31, 2006, the Company uses actuarial assumptions which include a discount rate, an expected long-term rate of return on plan assets and projected salary increases. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan’s assets past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on assets	8.50%	8.75%	8.75%
Rate of increase in future compensation	4.20%	4.20%	4.20%

The net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 includes the following components:

	2006	2005	2004

Service cost–benefits earned during the period	$11,343	$10,862	$10,410
Interest cost on projected benefit obligation	28,734	27,565	26,232
Expected return on plan assets	(34,026)	(31,139)	(29,033)
Amortization of net loss	7,186	7,820	6,324
Amortization of unrecognized prior service cost	616	529	640
Recognized curtailment loss	4,082	–	–

Net periodic pension cost	$17,935	$15,637	$14,573

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2007	$19,717
2008	20,820
2009	22,182
2010	23,777
2011	25,678
Years 2012 - 2015	163,981

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax deductible contribution. During the years ended 2005 and 2004, the Company made contributions to the Pension Plan totaling $15,000 and $30,800, respectively. The Company made no contributions to the Pension Plan during 2006. The 2005 and 2004 contributions exceeded the Company’s required minimum contribution for ERISA funding purposes and there was no ERISA funding requirement in 2006. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2007.

The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company.

PAGE 56  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2006	2005

Domestic equity securities	60.0%	61.0%	61.7%
International equity securities	15.0%	19.5%	17.2%
Fixed income securities	25.0%	19.1%	19.9%
Cash	–	0.4%	1.2%

Total	100.0%	100.0%	100.0%

Pension Plan assets do not include any Belo common stock at December 31, 2006 or 2005.

Belo also sponsors non-qualified retirement plans and post-retirement benefit plans for certain employees. Expense recognized in 2006, 2005 and 2004 for the non-qualified retirement plans was $1,897, $2,266 and $2,180, respectively. Expense for the post-retirement benefit plans recognized in 2006, 2005 and 2004 was $599, $637, and $791, respectively.

Note 7: Comprehensive Income

For each of the three years in the period ended December 31, 2006, total comprehensive income was comprised as follows:

	2006	2005	2004

Net earnings	$130,526	$127,688	$132,496
Other comprehensive income (loss):
Pension benefit obligation adjustments, net of taxes of $1,831, ($6,711) and $3,813 in 2006, 2005 and 2004, respectively	3,401	(12,463)	7,081

Other comprehensive income (loss)	3,401	(12,463)	7,081
Comprehensive income	$133,927	$115,225	$139,577

Note 8: Long-Term Debt

Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005

7 1/8% Senior Notes Due June 1, 2007	$234,477	$300,000
8% Senior Notes Due November 1, 2008	350,000	350,000
6 3/4% Senior Notes Due May 30, 2013	248,957	–
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,283,434	1,100,000
Revolving credit agreement, including short-term unsecured notes	–	105,000
Uncommitted line of credit	–	39,875

Total	$1,283,434	$1,244,875

The Company’s long-term debt maturities are as follows:

2007	$234,477
2008	350,000
2009	–
2010	–
2011 and thereafter	698,957

Total	$1,283,434

The weighted average effective interest rate on the fixed-rate debt was 7.4 percent and 7.5 percent at December 31, 2006 and December 31, 2005, respectively. The fair value was $28,496 and $59,795 greater than the carrying value at December 31, 2006 and 2005, respectively. The fair values at December 31, 2006 and 2005 were estimated using quoted market prices and

Belo Corp. 2006 Annual Report on Form 10-K PAGE 57

Notes to Consolidated Financial Statements

yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity. In 2006, the Company redeemed $65,523 of the 7 1/8% Senior Notes due June 1, 2007. The Company expects to repay the outstanding balance of the 7 1/8% Senior Notes due June 1, 2007 with borrowings under long-term facilities, including funds drawn from its revolving credit facility (see below). On February 2, 2004, the Company retired $6,400 of Industrial Revenue Bonds due 2020.

In May 2006, Belo issued $250,000 of 6 3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6 3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6 3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6 3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility with the remaining proceeds invested in cash and temporary cash investments for working capital needs at December 31, 2006. The $1,118 premium associated with the issuance of these 6 3/4% Senior Notes is being amortized over the term of the 6 3/4% Senior Notes using the effective interest rate method. As of December 31, 2006, the unamortized premium was $1,043.

On June 7, 2006, the Company entered into an Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s existing $1,000,000 Five-Year Credit Agreement (the “2005 Credit Agreement”) by, among other things, extending the term of the existing facility to June 2011. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to .25 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2006, the Company was in compliance with all debt covenant requirements. As of December 31, 2006, there were no borrowings outstanding under the Credit Agreement and all unused borrowings were available for borrowing.

The revolving Credit Agreement contains certain covenants, including a requirement to maintain, as of the end of each quarter and measured over the preceding four quarters, (1) a Funded Debt to Pro Forma Operating Cash Flow ratio not exceeding 5.0 to 1.0 and (2) an Interest Coverage ratio of not less than 3.0 to 1.0, all as such terms are defined in the agreement. For the four quarters ended December 31, 2006, Belo’s ratio of Funded Debt to Pro Forma Operating Cash Flow as defined in the agreement was 3.0 to 1.0. Belo’s Interest Coverage ratio for the four quarters ended December 31, 2006 was 4.5 to 1.0.

On May 3, 2005, the Company entered into the 2005 Credit Agreement. The 2005 Credit Agreement was a $1,000,000 variable-rate five-year revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and other lenders party thereto. The 2005 Credit Agreement replaced the Company’s $720,000 revolving credit facility, which terminated on May 3, 2005. All borrowings under the old facility were repaid by borrowings under the 2005 Credit Agreement. The 2005 Credit Agreement was used for working capital and other general corporate purposes, including letters of credit. Borrowings under the 2005 Credit Agreement were made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. The 2005 Credit Agreement had interest at a rate determined by reference to the Company’s credit rating and whether the borrowing was based on LIBOR or a defined alternative base rate, as requested by the Company. Commitment fees, depending on the Company’s credit rating, of up to 0.225 percent per year of the total unused commitment accrued and were payable under this facility. As of December 31, 2005, borrowings of $105,000 were outstanding under the 2005 Credit Agreement and the weighted average interest rate for borrowings under the credit facility (which includes a .125 percent commitment fee) was 5.0 percent. The carrying value of borrowings under the revolving credit facility approximated fair value at December 31, 2005. This 2005 Credit Agreement was amended and restated in 2006, as discussed above.

At December 31, 2004, the Company had a $720,000 five-year variable rate revolving credit facility. Borrowings under the credit facility were made on a committed revolving credit basis or an uncommitted competitive advance basis through a bidding process. Revolving credit loans bore interest at a rate determined by reference to LIBOR or a defined alternate base rate, as requested by the Company. The rate obtained through competitive bidding was either a LIBOR rate adjusted by a marginal rate of interest or a fixed rate, in either case as specified by the bidding bank and accepted by Belo. Commitment fees of up to .375 percent of the total unused commitment amount accrued and were payable under the credit facility.

PAGE 58  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Borrowings under the credit facility were $33,000 at December 31, 2004. The weighted average interest rate for borrowings under the credit facility (which includes a .175 percent commitment fee) was 3.9 percent at December 31, 2004. The carrying value of borrowings under this revolving credit facility approximated fair value at December 31, 2004. This credit facility was replaced by the $1,000,000 2005 Credit Agreement discussed above.

In addition, the Company has uncommitted lines of credit of $60,000, of which $39,875 was outstanding at December 31, 2005. There were no amounts outstanding as of December 31, 2006. The weighted average interest rate on this debt was 5.1 percent at December 31, 2005. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, the $39,875 outstanding under the uncommitted line of credit at December 31, 2005, has been classified as long-term in the accompanying consolidated balance sheets. All unused borrowings under the Company’s revolving credit facility and uncommitted line of credit are available for borrowing as of December 31, 2006.

During 2006, 2005 and 2004, cash paid for interest, net of amounts capitalized, was $94,710, $91,153 and $90,416, respectively. At December 31, 2006, Belo had outstanding letters of credit of $13,089 issued in the ordinary course of business.

Note 9: Common and Preferred Stock

The total number of authorized shares of common stock is 450,000,000 shares. The Company has two series of common stock outstanding, Series A and Series B, each with a par value of $1.67 per share. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible to Series B shares. Shares of Belo’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.

In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. All shares were retired in the year of purchase. On December 9, 2005, the Company’s Board of Directors authorized the repurchase of up and additional 15,000,000 shares of common stock. As of December 31, 2006, the Company had 14,049,055 remaining shares under both of these purchase authorities. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2006, no shares were purchased under this program. There is no expiration date for any of these repurchase programs.

For the three years in the period ended December 31, 2006, a summary of the shares repurchased under these authorities is as follows:

	2006	2005	2004

Shares repurchased	7,550,164	7,946,200	2,887,500
Aggregate cost of shares repurchased	$144,429	$184,011	$78,148

Note 10: Earnings Per Share

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for each of the three years in the period ended December 31, 2006 (in thousands, except per share amounts):

	2006	2005	2004

Weighted average shares for basic earnings per share	103,701	112,104	115,036
Effect of employee stock options and RSUs	181	1,448	2,236

Weighted average shares for diluted earnings per share	103,882	113,552	117,272

Options excluded due to exercise price in excess of average market price
Number outstanding	9,645	4,932	3,651
Weighted average exercise price	$23.42	$26.33	$27.14
RSUs excluded due to performance conditions not probable of being achieved
Number outstanding	457	–	–
Weighted average exercise price	$18.13	–	–

Belo Corp. 2006 Annual Report on Form 10-K PAGE 59

Notes to Consolidated Financial Statements

All Series A and Series B shares and their equivalents are included in the computations of the earnings per share amounts, because the Series A and Series B shares participate equally in the dividends and undistributed earnings of the Company.

Note 11: Income Taxes

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Current
Federal	$76,335	$66,309	$58,307
State	1,839	7,227	7,831

Total current	78,174	73,536	66,138

Deferred
Federal	(5,214)	3,581	14,798
State	197	2,155	2,369

Total deferred	(5,017)	5,736	17,167

Total income tax expense	$73,157	$79,272	$83,305

Income tax expense for the years ended December 31, 2006, 2005 and 2004 differ from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2006	2005	2004

Computed expected income tax expense	$71,289	$72,436	$75,530
State income taxes	4,483	6,100	6,630
Other	(2,615)	736	1,145

Total income tax expense	$73,157	$79,272	$83,305
Effective income tax rate	35.9%	38.3%	38.6%

In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. Belo conducts some operations in Texas that will become subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, is January 1, 2008 for calendar year-end companies, and the computation of tax liability is expected to be based on 2007 revenues as reduced by certain deductions.

In accordance with provisions of SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be adjusted for the effects of new tax legislation in the period of enactment, Belo estimated and recorded a reduction of income tax expense of approximately $3,813 in the second quarter of 2006. The estimate is based on the Texas margin tax law in its current form and the current guidance issued by the Texas Comptroller of Public Accounts.

PAGE 60  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax liabilities:
Excess tax amortization	$429,532	$414,562
Excess tax depreciation	50,050	60,049
Expenses deductible for tax purposes in a year different from the year accrued	10,012	16,503
Other	10,484	12,736

Total deferred tax liabilities	500,078	503,850

Deferred tax assets:
Deferred compensation and benefits	19,563	7,769
State taxes	12,508	11,337
Accrued pension liability	19,921	21,752
Expenses deductible for tax purposes in a year different from the year accrued	19,454	23,007
Other	5,474	6,514

Total deferred tax assets	76,920	70,379

Net deferred tax liability	$423,158	$433,471

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes”. Among other things, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 12: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. In addition, the Company has contractual obligations for capital expenditures that primarily relate to television broadcast equipment and newspaper production equipment, as well as contracted construction costs for the new distribution and production facility in Dallas and the new media center for The Press-Enterprise. The table below summarizes the following specified commitments of the Company as of December 31, 2006:

Nature of Commitment	Total	2007	2008	2009	2010	2011	Thereafter
Broadcast rights	$245,952	$57,653	$59,221	$60,784	$50,009	$17,414	$871
Capital expenditures and licenses	27,165	23,650	712	716	719	682	686
Non-cancelable operating leases	41,745	10,924	8,867	6,823	4,594	3,373	7,164
Long-term debt (principal only)	1,283,434	234,477	350,000	–	–	–	698,957
Interest on long-term debt(a)	859,494	85,461	73,833	50,500	50,500	50,500	548,700
Total	$2,457,790	$412,165	$492,633	$118,823	$105,822	$71,969	$1,256,378

(a)	Represents the annual interest on fixed rate debt. As of December 31, 2006, there were no outstanding balances on the Company’s variable rate debt.

Total lease expense for property and equipment was $12,753, $13,031 and $12,765 in 2006, 2005 and 2004, respectively.

Note 13: Contingent Liabilities

On January 5, 2006, CBS Radio Stations, Inc. (formerly Infinity Radio, Inc.), plaintiff and a subsidiary of CBS Corporation, filed a complaint against Belo Corp. and Belo TV, Inc., a subsidiary of Belo Corp., in the Supreme Court of the State of New York, County of New York alleging, among other matters, that Belo breached obligations under the asset purchase agreement between Belo and plaintiff to purchase substantially all of the assets of WUPL-TV, then the UPN affiliate in New Orleans, Louisiana, in the aftermath of Hurricane Katrina. Plaintiff’s amended complaint sought damages in the amount of the difference between the $14,500 purchase price of the station and the station’s market value in December 2005, along with unspecified costs and expenses, interest, attorney’s fees and court costs. On February 26, 2007 the Company purchased WUPL-TV in New Orleans, Louisiana for an amount less than the originally agreed-upon price. Concurrent with the station purchase, the lawsuit relating to the purchase was settled.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and

Belo Corp. 2006 Annual Report on Form 10-K PAGE 61

Notes to Consolidated Financial Statements

John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motion to dismiss plaintiff’s second amended consolidated complaint. The motion to dismiss is now before the court for decision. The Court has scheduled a hearing on the motion to dismiss for March 9, 2007. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

Note 14: Other Income and Expense

During the third quarter of 2004, Belo and Time Warner discontinued their joint ventures that operated the local cable news channels in Charlotte, North Carolina and Houston and San Antonio, Texas. The Company had made investments totaling $39,070 ($5,093 of which was invested in 2004) related to these ventures through December 31, 2004. Belo recorded a charge of $11,528 in the third quarter of 2004, which is included in other income (expense), net, to write down its investment in the joint ventures to $7,454, the net amount the Company expected to recover upon liquidation of the joint ventures’ assets. In 2005, the joint ventures sold their assets. The actual amount recovered by the Company was $7,597 which represented the amounts received from the sale of the joint venture assets net of costs incurred in the liquidation.

On August 16, 2004, the Company announced a voluntary advertiser plan developed by management in response to an overstatement of previously reported circulation figures at The Dallas Morning News. As a result, the Company recorded a charge of $23,500 in 2004 related to the advertiser plan, of which approximately $19,629, consisting of cash payments to advertisers, was classified as a reduction of revenues and approximately $3,900, consisting of related costs, was included in other operating costs. The plan also included future advertising credits. To use the credits, advertisers generally placed advertising in addition to the terms of each advertiser’s current contract. Credits earned were to be used by the end of an advertiser’s contract period or February 28, 2005, whichever was later. As of December 31, 2005, advertisers had used or forfeited all available credits.

PAGE 62  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 15: Reduction in Force

On September 14, 2006, the Company completed a voluntary severance program for newsroom employees at The Dallas Morning News. The voluntary severance affected approximately 112 positions. The total charge for severance costs and other expenses related to this reduction in workforce is approximately $6,491 which was recorded and paid in 2006. In April 2006, the Company announced its technology optimization initiative. Part of this initiative is the elimination of approximately 60 positions. The total charge for severance costs and other expenses related to this initiative is expected to be approximately $1,742, of which $1,688 was recorded in 2006. Approximately $1,388 of the technology initiative charges were recorded in the Newspaper Group with the remaining amount recorded as Corporate expenses. Of the $1,688 in charges recorded in salaries, wages and employee benefits as of December 31, 2006, approximately $1,627 was paid in 2006, with the remainder to be paid by the fourth quarter 2007.

In 2004, Belo announced a Company-wide reduction in workforce of approximately 250 positions, with the majority coming from The Dallas Morning News. The Company recorded charges totaling $7,897 for severance costs and other expenses (included in salaries, wages and employee benefits) related to the reduction in workforce. As of December 31, 2006, all of the payments for the 2004 reduction in workforce have been made.

Note 16: Investments

In 2004, Belo entered into joint marketing and shared services agreements with HIC Broadcasting, Inc. (“HIC”), the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas. These agreements expire December 31, 2009, but are subject to extension. Belo provides advertising sales assistance, certain technical services and facilities to support the operations of KFWD-TV, as well as limited programming. In exchange, Belo is reimbursed for its costs and receives 50 percent of the net profits from the operations of KFWD-TV. The amounts received under these agreements were not material to Belo’s consolidated results of operations in 2005 and 2006. In addition, in exchange for $10,375 in cash, Belo acquired options to acquire undivided interests in the assets owned, held or leased by HIC, which are used in the operations of KFWD-TV. The aggregate exercise price of the options to acquire a 100 percent interest is $31,125, subject to adjustment. These options expire December 31, 2012. HIC also has the option, through December 31, 2009, to require Belo to acquire KFWD-TV. The exercise of the options by either Belo or HIC depends on modification of the Federal Communications Commission media ownership rules and policies to permit Belo’s ownership of KFWD-TV.

Note 17: Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2006 is as follows:

	2006	2005	2004

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$94,710	$91,153	$90,416
Income taxes paid, net of refunds	$67,727	$81,560	$59,545

Note 18: Related Party Transactions

In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new Dallas Morning News distribution and production center in southern Dallas. The contract provides for total payments of approximately $16,198, of which approximately $13,162 and $556 was paid during the years ended December 31, 2006, and 2005, respectively. Approximately $13,718 has been paid since the inception of the contract. At December 31, 2006, there was a balance due of approximately $927. Bill Solomon, a member of Belo’s Board of Directors, is Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

Note 19: Subsequent Event

On February 26, 2007 the Company purchased WUPL-TV in New Orleans, Louisiana for an amount less than the originally agreed-upon amount. Concurrent with the station purchase, the lawsuit relating to the purchase was settled. See Note 13.

Note 20: Segment Information

Belo operates its business in two primary reporting segments, the Television Group and the Newspaper Group. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating

Belo Corp. 2006 Annual Report on Form 10-K PAGE 63

Notes to Consolidated Financial Statements

segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s various operating segments share content at no cost.

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

Selected segment data for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Net operating revenues
Television Group	$770,539	$703,426	$741,154
Newspaper Group	817,733	822,344	779,142
Total net operating revenues	$1,588,272	$1,525,770	$1,520,296

Segment EBITDA
Television Group	$325,669	$273,516	$310,257
Newspaper Group	158,578	178,377	169,246
Corporate	(100,104)	(60,056)	(59,169)

Total Segment EBITDA	$384,143	$391,837	$420,334
Other income (expense), net	10,926	2,018	(16,219)
Depreciation and amortization	(95,732)	(95,891)	(98,150)
Interest expense	(95,654)	(91,004)	(90,164)
Income taxes	(73,157)	(79,272)	(83,305)

Net earnings	$130,526	$127,688	$132,496

Depreciation and amortization
Television Group	$42,610	$44,709	$45,048
Newspaper Group	43,914	43,112	45,327
Corporate	9,208	8,070	7,775

Total depreciation and amortization	$95,732	$95,891	$98,150

Identifiable assets
Television Group	$2,506,431	$2,495,842	$2,514,798
Newspaper Group	889,183	897,113	899,612
Corporate	218,664	196,258	173,590

Total identifiable assets	$3,614,278	$3,589,213	$3,588,000

Capital expenditures
Television Group	$27,169	$33,158	$36,250
Newspaper Group	68,960	43,689	34,285
Corporate	18,107	10,421	9,027

Total capital expenditures	$114,236	$87,268	$79,562

PAGE 64  Belo Corp. 2006 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 21: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005. Certain previously reported information has been reclassified to conform to the current year presentation.

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$174,692	$193,326	$179,137	$223,384
Newspaper Group	197,031	210,231	197,258	213,213

Total operating revenues	$371,723	$403,557	$376,395	$436,597

Operating costs and expenses
Salaries, wages and employee benefits	$148,366	$142,472	$145,098	$145,580
Other production, distribution and operating costs	111,830	123,596	120,313	133,116
Newsprint, ink and other supplies	36,678	34,227	30,715	32,138
Depreciation	21,816	22,272	21,575	21,721
Amortization	2,087	2,087	2,087	2,087

Total operating costs and expenses	$320,777	$324,654	$319,788	$334,642

Other income, net	848	8,852	260	966
Interest expense	(23,662)	(24,430)	(24,944)	(22,618)
Income taxes	(10,832)	(20,666)	(12,705)	(28,954)

Net earnings	$17,300	$42,659	$19,218	$51,349

Basic earnings per share	$.16	$.41	$.19	$.50
Diluted earnings per share	$.16	$.41	$.19	$.50

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$161,146	$183,142	$167,500	$191,638
Newspaper Group	188,005	208,121	205,920	220,298

Total operating revenues	$349,151	$391,263	$373,420	$411,936

Operating costs and expenses
Salaries, wages and employee benefits	$135,458	$136,748	$137,358	$135,242
Other production, distribution and operating costs	97,524	106,025	116,205	126,462
Newsprint, ink and other supplies	32,105	34,853	37,149	38,804
Depreciation	22,032	22,214	21,612	21,653
Amortization	2,119	2,087	2,087	2,087

Total operating costs and expenses	$289,238	$301,927	$314,411	$324,248

Other income (expense), net	356	485	524	653
Interest expense	(22,293)	(22,219)	(23,536)	(22,956)
Income taxes	(14,275)	(25,682)	(13,856)	(25,459)

Net earnings	$23,701	$41,920	$22,141	$39,926

Basic earnings per share	$.21	$.37	$.20	$.37
Diluted earnings per share	$.20	$.36	$.20	$.36

Belo Corp. 2006 Annual Report on Form 10-K PAGE 65

Exhibit Index

Exhibit Number			Description
3	.1 *		Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *		Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *		Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *		Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *		Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *		Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *		Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to Belo’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8 *		Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *		Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *		Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
3	.11 *		Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))
3	.12 *		Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2005 Form 10-Q”))
4.1			Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above
4	.2 *		Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *		Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4.4			Instruments defining rights of debt securities:
		(1)	* Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
		(2)	* (a) $200 million 7 1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
* (b) $100 million 7 1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)
		(3)	* $200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
		(4)	* Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
		(5)	* (a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
* (b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
		(6)	* Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
		(7)	* $350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
		(8)	* Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
		(9)	* Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
		(10)	* Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

PAGE 66  Belo Corp. 2006 Annual Report on Form 10-K

Exhibit Number	Description
	(11)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(12)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
	†(1)		Belo Savings Plan:
		*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))
		*	(b)	First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))
		*	(c)	Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)(Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)
		*	(d)	Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2006 Form 10-Q”))
			(e)	Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004)
	†(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
	†(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-0-8598)(the “2005 Form 10-K”))
	†(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	†(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
	†(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

Belo Corp. 2006 Annual Report on Form 10-K PAGE 67

Exhibit Number	Description
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
	†(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006 (Securities and Exchange Commission File No. 001-008598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))
			(d)	First Amendment to the Belo 2004 Executive Compensation Plan
	†(8)	*	Summary of Non-employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)
12	Statements re: Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PAGE 68  Belo Corp. 2006 Annual Report on Form 10-K