Form 10-Q
period 2007-03-31
BELO CORP
filed 2007-05-03
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $1.67 par value	102,249,808*
*	Consisting of 87,835,937 shares of Series A Common Stock and 14,413,871 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2007	2006

Net Operating Revenues	$354,055	$371,723

Operating Costs and Expenses
Salaries, wages and employee benefits	140,377	148,366
Other production, distribution and operating costs	117,347	111,830
Newsprint, ink and other supplies	26,847	36,678
Depreciation	22,766	21,816
Amortization	2,066	2,087

Total operating costs and expenses	309,403	320,777

Earnings from operations	44,652	50,946

Other Income and Expense
Interest expense	(24,151)	(23,662)
Other income, net	5,368	848

Total other income and expense	(18,783)	(22,814)

Earnings
Earnings before income taxes	25,869	28,132
Income taxes	10,418	10,832

Net earnings	$15,451	$17,300

Net earnings per share:
Basic	$.15	$.16
Diluted	$.15	$.16

Weighted average shares outstanding:
Basic	102,271	106,141
Diluted	102,862	107,171

Dividends declared per share	$.125	$.10
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	March 31,	December 31,
(Current year unaudited)	2007	2006

Assets

Current assets:
Cash and temporary cash investments	$52,530	$46,291
Accounts receivable, net	243,480	276,825
Other current assets	57,726	61,047

Total current assets	353,736	384,163

Property, plant and equipment, net	556,818	560,494
Intangible assets, net	1,338,817	1,336,870
Goodwill, net	1,237,898	1,237,348
Other assets	100,141	95,403

Total assets	$3,587,410	$3,614,278

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$50,279	$79,605
Accrued expenses	87,485	102,004
Dividends payable	12,908	12,903
Other current liabilities	73,510	64,400

Total current liabilities	224,182	258,912

Long-term debt	1,283,466	1,283,434
Deferred income taxes	435,290	435,154
Other liabilities	114,128	109,630

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 87,772,587 shares at March 31, 2007 and 87,706,833 shares at December 31, 2006	146,580	146,471
Series B: Issued 14,426,021 shares at March 31, 2007 and 14,589,345 shares at December 31, 2006	24,092	24,364
Additional paid-in capital	889,114	886,501
Retained earnings	507,553	506,807
Accumulated other comprehensive loss	(36,995)	(36,995)

Total shareholders’ equity	1,530,344	1,527,148

Total liabilities and shareholders’ equity	$3,587,410	$3,614,278

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2007	2006

Operations
Net earnings	$15,451	$17,300
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	24,832	23,903
Employee retirement benefit expense	885	2,040
Share-based compensation	4,844	4,648
Other non-cash expenses	1,007	2,786
Equity income from partnerships	(633)	(314)
Other, net	(2,276)	1,272

Net change in operating assets and liabilities:
Accounts receivable	32,423	24,525
Other current assets	2,179	(1,758)
Accounts payable	(29,326)	(35,567)
Accrued expenses	(13,651)	(8,642)
Interest payable	14,829	11,673
Income taxes payable	(8,673)	7,882

Net cash provided by operations	41,891	49,748

Investments
Capital expenditures	(15,301)	(9,344)
Acquisition	(4,268)	—
Other investments	(275)	450
Other, net	205	265

Net cash used for investments	(19,639)	(8,629)

Financing
Net proceeds from revolving debt	—	189,355
Payments on revolving debt	—	(160,605)
Payment of dividends on common stock	(12,787)	(10,616)
Net proceeds from exercise of stock options	408	4,677
Purchase of treasury stock	(3,645)	(66,216)
Excess tax benefit from option exercises	11	297

Net cash used for financing	(16,013)	(43,108)

Net increase (decrease) in cash and temporary cash investments	6,239	(1,989)

Cash and temporary cash investments at beginning of period	46,291	33,243

Cash and temporary cash investments at end of period	$52,530	$31,254

Supplemental Disclosures
Interest paid, net of amounts capitalized	$9,354	$11,990
Income taxes paid, net of refunds	$19,073	$2,846
See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)
(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the “Company” or “Belo”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	2007	2006

Weighted average shares for basic earnings per share	102,271	106,141
Effect of employee stock options and restricted stock units	591	1,030

Weighted average shares for diluted earnings per share	102,862	107,171

Options excluded due to exercise price in excess of average market price
Number outstanding	9,606	7,486
Weighted average exercise price	$23.42	$24.73

Restricted stock units excluded due to performance conditions not probable of being achieved
Number outstanding	457	187
Weighted average exercise price	$18.13	$21.62
(3)	On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined by FIN 48, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The effective date of SFAS 157 for the Company is January 1, 2008. The Company is evaluating the effect of the adoption of this standard.

(4)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders.

There were no significant grants under the long-term incentive plan in the three months ended March 31, 2007. Share-based compensation cost was $5,462 and $4,683, for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in equity for share-based compensation arrangements was $11 and $297 for the three months ended March 31, 2007 and 2006, respectively.

(5)	The Company froze benefits under its defined benefit pension plan (Pension Plan) effective March 31, 2007. As part of the curtailment of the Pension Plan, the Company announced that it will provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those employees affected by these changes who remain with the Company.

The net periodic pension cost for the three months ended March 31, 2007 and 2006 includes the following components:

	2007	2006

Service cost – benefits earned during the period	$1,835	$3,013
Interest cost on projected benefit obligation	7,317	7,164
Expected return on assets	(9,087)	(8,576)
Amortization of net loss	479	1,719
Amortization of unrecognized prior service cost	—	154

Net periodic pension cost	$544	$3,474

In the first quarter 2007, the Company did not make any contributions to its Pension Plan. The Company does not expect to make contributions to the plan during 2007.

(6)	Belo operates its business in two primary reporting segments, the Television Group and the Newspaper Group. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s various operating segments share content at no cost.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three months ended March 31, 2007 and 2006 are shown below.

	2007	2006

Net Operating Revenues
Television Group	$178,342	$174,692
Newspaper Group	175,713	197,031

Total net operating revenues	$354,055	$371,723

Segment EBITDA
Television Group	$66,475	$66,647
Newspaper Group	24,666	27,576
Corporate	(21,657)	(19,374)

Total segment EBITDA	69,484	74,849
Other income, net	5,368	848
Depreciation and amortization	(24,832)	(23,903)
Interest expense	(24,151)	(23,662)
Income taxes	(10,418)	(10,832)

Net earnings	$15,451	$17,300

(7)	On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current or former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motions to dismiss plaintiff’s second amended consolidated complaint. A hearing on the motions to dismiss was held on March 9, 2007; the motion is pending. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

(8)	In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new Dallas Morning News distribution and production center in southern Dallas. The contract provides for total payments of approximately $16,198, of which approximately $2,172 and $642 was paid during the three months ended March 31, 2007, and 2006, respectively. Approximately $15,890 has been paid since the inception of the contract. At March 31, 2007, there was a balance due of approximately $147. Bill Solomon, a member of Belo’s Board of Directors, is Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.
Overview
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with approximately $1.6 billion in revenues for the year ended December 31, 2006, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 20 television stations (six in the top 15 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). In addition, Belo owns two local and two regional cable news channels and holds ownership interests in two others. Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). Belo operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.
Belo operates its business in two primary reporting segments, the Television Group and the Newspaper Group. The Television Group consists of the Company’s 20 television stations, one station operated under an LMA and four cable news channels, along with its ownership interests in two other cable news channels. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operate within the United States and compete against similar and other types of media on a local, regional and national basis.

     The following table sets forth the Company’s major media assets by segment as of March 31, 2007:
Television Group

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network	Analog	Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	6	WFAA	1950	ABC	8	16	1	*	11
Dallas/Fort Worth	6	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	1	*	12
Phoenix	13	KTVK	1999	IND	3	13	2	*	6
Phoenix	13	KASW	2000	CW	61	13	7	*	3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1	*	12
Seattle/Tacoma	14	KONG	2000	IND	16	13	5	*	2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	1	*	14
Portland	23	KGW	1997	NBC	8	8	1	*	12
Charlotte	26	WCNC	1997	NBC	36	8	3	*	8
San Antonio	37	KENS	1997	CBS	5	10	1	*	12
San Antonio(5)	37	KCWX	—	CW	2	10	9	*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1		12
Louisville	48	WHAS	1997	ABC	11	7	2	*	11
Austin	52	KVUE	1999	ABC	24	7	1		11
New Orleans	54	WWL	1994	CBS	4	8	1	(6)	18 (6)
New Orleans(7)	54	WUPL	2007	MNTV	54	8		(7)	(7)
Tucson	70	KMSB	1997	FOX	11	9	4	*	5
Tucson	70	KTTU	2002	MNTV	18	9	6	*	2
Spokane	77	KREM	1997	CBS	2	7	1	*	15
Spokane	77	KSKN	2001	CW	22	7	4	*	2
Boise(8)(9)	118	KTVB	1997	NBC	7	5	1		25

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the November 2006 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the February 2007 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the February 2007 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	Represents the station rank and audience share of WWL-TV as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen has not included New Orleans in its ratings since July 2005. Nielsen is expected to resume reporting ratings in the New Orleans market in July 2007.

(7)	On February 26, 2007, Belo purchased WUPL-TV. Included in the purchase was WBXN-CA, a Class A television station in New Orleans, Louisiana. The station rank and station audience share are not available as Nielsen has not rated stations in the New Orleans market since July 2005. Nielsen is expected to resume reporting ratings in the market in July 2007.

(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, in 2003 KTVB launched “24/7 Local News Channel,,” an around-the-clock local news and weather channel.

*Tied with one or more stations in the market.
Newspaper Group

		Belo Acquired	Daily		Sunday
Newspaper	Location	/Started	Circulation (1)		Circulation
The Dallas Morning News	Dallas, TX	October 1885	409,968	(2)	563,079	(2)
The Providence Journal	Providence, RI	February 1997	155,155	(3)	205,102	(3)
The Press-Enterprise	Riverside, CA	July 1997	173,015	(4)	178,062	(4)
Denton Record-Chronicle	Denton, TX	June 1999	13,209	(5)	16,028	(5)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit.

(3)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-five weeks ended March 25, 2007, as filed with the Audit Bureau, subject to audit.

(4)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Audit Bureau, subject to audit.

(5)	Average paid circulation for the Denton Record-Chronicle is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Certified Audit of Circulations, subject to audit.
The Company depends on advertising as its principal source of revenues, including the sale of air time on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. The Company also derives revenues, to a much lesser extent, from the sale of daily newspapers, from compensation paid by networks to its television stations for broadcasting network programming, from retransmission fees, and from subscription and data retrieval fees and amounts charged to customers for commercial printing.
Total net revenues in the first three months of 2007 were lower than in the same period of 2006. Television Group revenues increased while Newspaper Group revenues decreased in the first quarter 2007 as compared with the first quarter 2006. Total operating costs and expenses decreased in the first quarter 2007 when compared to the prior year period. See “Results of Operations” below for a more detailed discussion.
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
Results of Operations
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

		Percentage
Three Months ended March 31,	2007	Change	2006

Net operating revenues	$354,055	(4.8%)	$371,723
Operating costs and expenses	309,403	(3.5%)	320,777

Earnings from operations	44,652	(12.4%)	50,946
Other income (expense)	(18,783)	(17.7%)	(22,814)

Earnings before income taxes	25,869	(8.0%)	28,132
Income taxes	(10,418)	(3.8%)	(10,832)

Net earnings	$15,451	(10.7%)	$17,300

Total net operating revenue decreased $17,668, or 4.8 percent, from $371,723 in the first quarter 2006 to $354,055 in the first quarter 2007 due to revenue decreases of $21,318 in the Newspaper Group primarily related to decreases in advertising revenues partially offset by an increase of $3,650 in the Television Group primarily related to increases in national spot advertising revenue, Internet advertising revenue and retransmission fees.
Operating costs and expenses decreased $11,374, or 3.5 percent, from $320,777 in the first quarter 2006 to $309,403 in the first quarter 2007. Salaries, wages and employee benefits expense decreased $7,989, or 5.4 percent, in the first quarter 2007 as compared to the prior year period, primarily due to a decrease in full time salaries of $2,537 and a decrease in estimated pension expense of $2,929 primarily due to the Company’s curtailment of its defined benefit pension plan in December 2006 and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs increased $5,517, or 4.9 percent, in the first quarter 2007 as compared to the first quarter 2006, primarily due to an increase of $6,590 in outside services primarily attributable to costs associated with technology outsourcing announced in the second quarter 2006. Newsprint, ink and other supplies decreased $9,831, or 26.8 percent, in the first quarter 2007 as compared to the year-earlier period primarily due to lower newsprint costs, which is a combination of lower prices and lower volume.
Other income (expense) net increased $4,520 in the first quarter 2007 compared to the first quarter 2006 primarily due to an insurance settlement of $4,000 related to losses suffered from Hurricane Katrina.
Income taxes decreased $414, or 3.8 percent, for the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to lower taxable income. This decrease was partially offset by an increase in the estimated state taxes. State taxes increased primarily due to the implementation of the State of Texas margin tax..
As a result of the factors discussed above, net earnings for the first quarter 2007 decreased to $15,451 (15 cents per share) from $17,300 (16 cents per share) in the first quarter 2006.

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
The following table presents a reconciliation of Consolidated EBITDA to net earnings for the first quarters of 2007 and 2006:

		Percentage
Three months ended March 31	2007	Change	2006

Consolidated EBITDA	$74,852	(1.1%)	$75,697
Depreciation and amortization	(24,832)	3.9%	(23,903)
Interest expense	(24,151)	2.1%	(23,662)
Income taxes	(10,418)	(3.8%)	(10,832)

Net earnings	$15,451	(10.7%)	$17,300

Consolidated EBITDA decreased $845, or 1.1 percent, in the first quarter 2007 compared to the first quarter 2006, primarily due to an increase in Corporate expenses of $2,283 and a decrease of $2,910 in Newspaper Group segment EBITDA, partially offset by an insurance settlement of $4,000 related to losses suffered from Hurricane Katrina recorded in other income and expense.
Television Group
The following discussion reviews operating results for the Company’s Television Group, which currently consists of 20 owned stations and one station operated through an LMA, plus four wholly-owned cable news channels. The Television Group’s operating results for the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, were as follows:

		Percentage
Three Months ended March 31,	2007	Change	2006

Net operating revenues	$178,342	2.1%	$174,692
Segment costs and expenses	111,867	3.5%	108,045

Segment EBITDA(a)	$66,475	(0.3%)	$66,647

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Television Group revenues increased $3,650, or 2.1 percent, for the first quarter 2007 over the first quarter 2006. The table below presents the components of net operating revenues for the first quarter 2007 as compared with the first quarter 2006:

		Percentage
Three months ended March 31	2007	Change	2006

Non-political advertising	$165,809	2.5%	$161,782
Political advertising	775	(72.5%)	2,819
Other	11,758	16.5%	10,091

Net operating revenues	$178,342	2.1%	$174,692

Non-political advertising revenues increased $4,027, or 2.5 percent, in the first three months of 2007 as compared to the first three months of 2006. This increase is a combination of a $2,335, or 1.5 percent, increase in local and national spot revenue and a $1,223, or 30.4 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the first three months in 2006. Spot revenue increases in the home improvement, health and beauty, financial services and entertainment categories were partially offset by decreases in the automotive and department store categories. The spot revenue increases were partially offset by a decrease in political advertising revenues. Political advertising revenues decreased $2,044, or 72.5 percent, in the first quarter 2007 as compared with the first quarter 2006. Political revenues are generally higher in even number years than in odd numbered years due to elections for various state and national offices. Other revenues increased primarily due to rate increases in retransmission fees.
Segment Costs and Expenses
Television Group segment costs and expenses increased $3,822, or 3.5 percent, in the first quarter 2007 compared to the year-earlier period, primarily due to increases in outside services and programming expenses. The increase in outside services is primarily due to incremental costs associated with technology outsourcing announced in the second quarter 2006. The increase in programming expenses is primarily due to increased rates for syndicated programming. Segment EBITDA for the Television Group was essentially flat in the first quarter 2007 compared to the prior year period primarily as a result of the increase in expenses.
Newspaper Group
The following discussion reviews operating results for the Company’s Newspaper Group which consists of four daily newspapers, various niche publications and commercial printing. Discussion of the three major newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s operating results for the first quarter 2007 as compared to the first quarter 2006 were as follows:

		Percentage
Three months ended March 31	2007	Change	2006

Net operating revenues	$175,713	(10.8%)	$197,031
Segment costs and expenses	151,047	(10.9%)	169,455

Segment EBITDA(a)	$24,666	(10.6%)	$27,576

Note: Certain amounts for the prior year have been reclassified to conform to the current year presentation.

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Newspaper Group revenues decreased $21,318, or 10.8 percent, in the first three months of 2007 compared with the first three months of 2006. The table below presents the components of Newspaper Group net operating revenues for those periods:

		Percentage
Three months ended March 31	2007	Change	2006

Advertising	$141,945	(11.7%)	$160,761
Circulation	27,618	(5.4%)	29,184
Other	6,150	(13.2%)	7,086

Net operating revenues	$175,713	(10.8%)	$197,031

Advertising revenues accounted for 80.8 percent of total Newspaper Group revenues for the three months ended March 31, 2007 compared to 81.6 percent for the three months ended March 31, 2006. Circulation revenue accounted for 15.7 percent of total Newspaper Group revenues for the three month ended March 31, 2007 compared to 14.8 percent for the three months ended March 31, 2006. For both periods, commercial printing made up most of the remainder of Newspaper Group revenues.
Advertising revenues at The Dallas Morning News decreased by $11,011, or 11.4 percent, in the first three months of 2007 compared to the first three months of 2006. Classified advertising revenue, decreased $5,479, or 15.9 percent, in the first three months of 2007 compared with the first three months of 2006, primarily due to decreases in the real estate, employment, and automotive categories. General advertising revenues decreased $4,869, or 31.5 percent, in the first quarter 2007 as compared to the first quarter 2006, primarily due to decreases in the financial, telecommunications and travel categories. Circulation revenue decreased $633, or 3.6 percent, in the first quarter 2007 as compared with the first quarter 2006, primarily due to the Company’s strategic decisions to reduce third party circulation and reduce the geographical distribution area for The Dallas Morning News.
Advertising revenues for The Providence Journal decreased $2,641, or 8.3 percent, in the first quarter 2007 compared to the first quarter 2006. Classified advertising revenues decreased $970, or 8.0 percent, in the first three months of 2007 as compared with the first three months of 2006, primarily due to decreases in the employment, automotive and real estate categories. Retail advertising revenues decreased $913, or 8.8 percent, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to decreases in the department store, furniture and home accessories, amusements and gaming categories. Additionally, Total Market Coverage (“TMC”) and preprint revenue decreased $955, or 13.7 percent, in the first quarter 2007 as compared to the first quarter 2006. Circulation revenues declined $789, or 11.8 percent, in the first three months of 2007 compared to the first three months of 2006, primarily due to a decrease in home delivery and single copy sales and the Company’s strategic decisions to reduce third party circulation.
At The Press-Enterprise, total advertising revenues decreased $5,164, or 16.0 percent, in the first quarter 2007 compared with the first quarter 2006. Classified advertising revenues decreased $3,373, or 20.9 percent, primarily due to decreases in the employment, automotive and real estate categories. Additionally, retail advertising revenues decreased $701, or 15.3 percent, in the first three months of 2007 compared with the first three months of 2006 primarily due to decreases in the department store, electronics and financial categories. Circulation revenue at The Press-Enterprise declined $144, or 3.0 percent, when comparing the first quarter 2007 to the first quarter 2006.
Segment Costs and Expenses
Newspaper Group segment costs and expenses decreased $18,408, or 10.9 percent, in the first quarter of 2007 compared to the prior year period primarily due to decreases in production expenses and salaries, wages and benefits. The decrease in production costs is primarily due to lower newsprint costs which is a combination of lower prices and lower volume because of the Company’s strategic decisions to reduce third party circulation for its publications and to reduce the geographic distribution area for The Dallas Morning News. Salaries, wages and benefits expenses decreased primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006. In addition to the voluntary severance program, the Newspaper Group recognized a reduction in estimated pension expense of approximately $1,832 primarily due to the Company’s curtailment of its defined benefit pension plan and an increase in the discount rate applied to future pension obligations. These decreases were partially offset by an increase in outside services due to incremental costs associated with technology outsourcing announced in the second quarter 2006. As a result of the items discussed above, segment EBITDA for the Newspaper Group decreased 10.6 percent from $27,576 in the first quarter 2006 to $24,666 in the first quarter 2007.
Corporate
Corporate operating costs and expenses increased $2,283, or 11.8 percent, in the first quarter 2007 compared to the first quarter 2006 primarily due to incremental expenses of $2,844 in consulting expenses associated with technology outsourcing announced in the second quarter 2006.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $41,891 in the first quarter 2007 compared with $49,748 in the first quarter 2006. The changes in cash flows from operations were primarily caused by routine changes in our working capital requirements, including a $17,600 federal tax extension payment made in the first quarter 2007. The Company used net cash provided by operations and proceeds from stock option exercises to fund capital expenditures, make dividend payments and purchase treasury shares.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used in investing activities were $19,639 in the first quarter 2007 compared with $8,629 in the first quarter 2006. These cash flows are primarily attributable to capital expenditures and investments as more fully described below.
Capital Expenditures
Total capital expenditures were $15,301 in the first quarter 2007 compared with $9,344 in the first quarter 2006. These were primarily for Television Group and Newspaper Group facilities and equipment and the building projects mentioned below.
In the first quarter 2007, the Company took possession of the new distribution and production center for The Dallas Morning News in southern Dallas. The total cost of the land, land improvements, buildings and equipment is projected to be approximately $55,000. Of the total estimated costs, approximately $45,301 has been incurred since the beginning of the project and approximately $1,753 was incurred in the three months ended March 31, 2007.
In the first quarter 2007, The Press-Enterprise moved into its new 150,000 square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. The total cost of the project is projected to be approximately $40,000. Of the total estimated costs, approximately $32,366 has been incurred since the beginning of the project and approximately $5,283 was incurred in the first quarter 2007.
Acquisition
On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.

Financing Cash Flows
Net cash flows used in financing activities were $16,013 in the first quarter 2007 compared to $43,108 in the first quarter 2006. The 2007 cash flows used are primarily attributable to dividends on common stock and to a lesser extent than prior years, repurchase of treasury stock as more fully described below. The 2006 cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock.
Long-Term Debt
At March 31, 2007, Belo had $1,283,466 in fixed-rate debt securities as follows: $234,477 of 7-1/8% Senior Notes due 2007; $350,000 of 8% Senior Notes due 2008; $248,989 of 6-3/4% Senior Notes due 2013, $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.4%. The Company expects to repay the outstanding balance of the 7-1/8% Senior Notes due June 1, 2007 with available funds and borrowings under long-term facilities including funds drawn from its revolving credit facility.
Dividends
On March 2, 2007, the Company paid fourth quarter 2006 dividends of $12,787 on Series A and Series B common stock outstanding, to shareholders of record on February 9, 2007.
The Company declared first quarter 2007 dividends of 12.5 cents per share, on Series A and Series B common stock outstanding to be paid on June 1, 2007 to shareholders of record on May 11, 2007.
Share Repurchase Program
In the first quarter 2007, the Company purchased 198,000 shares of its Series A common stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. The remaining authorization for the repurchase of shares as of March 31, 2007 under this authority was 13,851,055 shares. As of March 31, 2007, there are no remaining shares available for repurchase under the repurchase authority granted in July 2000. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the first quarter 2007, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the first quarter 2007 was $3,645. All shares repurchased in the first quarter 2007 were retired as of March 31, 2007.
Other
The Company has various sources available to meet its 2007 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $1,000,000 revolving line of credit. The Company believes its resources are adequate to meet its needs.
Recent Accounting Pronouncements
On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined by FIN 48, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

Other Matters
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current or former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News announced by the Company in August 2004. The defendants filed a joint pleading on August 1, 2005, seeking the lawsuit’s dismissal based on the failure of the purported individual shareholder to make demand on Belo to take action on his claims prior to filing the lawsuit. On September 9, 2005, the plaintiff filed its response alleging that demand is legally excused. The defendants replied to plaintiff’s response on September 26, 2005. On September 30, 2005, discovery in this matter was stayed by court order.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company; Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On April 8, 2005, plaintiffs filed their unopposed motion for leave to file a first amended consolidated complaint, which motion was granted on April 11, 2005. On August 1, 2005, defendants filed a motion to dismiss. On March 30, 2006, the defendants’ motion to dismiss was granted. On May 11, 2006, plaintiffs replead their allegations in a second amended consolidated complaint. On July 27, 2006, defendants filed motions to dismiss the second amended consolidated complaint. On October 10, 2006, plaintiffs filed a consolidated opposition to defendants’ motions to dismiss plaintiff’s second amended consolidated complaint. A hearing on the motions to dismiss was held on March 9, 2007; the motion is pending. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
Such risks, uncertainties and factors include, but are not limited to, changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership, and audits and related actions by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; the recovery of the New Orleans market, where the Company owns and operates market-leading television station WWL-TV and recently acquired WUPL-TV, from the effects of Hurricane Katrina; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Executive Officer and executive vice president/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and executive vice president/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chairman of the Board and Chief Executive Officer and executive vice president/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
PART II.
Item 1. Legal Proceedings
In addition to the proceedings previously disclosed (see Note 7 to the Consolidated Condensed Financial Statements in Part I, Item 1, and Management’s Discussion and Analysis – Other Matters in Part I, Item 2), for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report of Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years. All repurchases of securities detailed below were retired in the quarter they were repurchased.
Issuer Purchases of Equity Securities
The following table sets forth the Company’s Series A common stock repurchases during the three months ended March 31, 2007. The Company did not repurchase any shares of Series B Common Stock during the quarter ended March 31, 2007.

			(c)	(d)
			Total Number of Shares	Maximum Number of
	(a)	(b)	Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)

January 1, 2007 through January 31, 2007	—	—	—	14,049,055

February 1, 2007 through February 28, 2007	126,000	$18.38	126,000	13,923,055

March 1, 2007 through March 31, 2007	72,000	$18.38	72,000	13,851,055

Total	198,000	$18.38	198,000	13,851,055

(1)	In July 2000, the Company’s Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. In December 2005, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of common stock. As of March 31, 2007, there are no shares available for repurchase under the July 2000 repurchase authority. As of March 31, 2007, the Company had 13,851,055 remaining shares under the December 2005 purchase authority. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs.
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

Exhibit
Number	Description
3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2005 Form 10-Q”))

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:

(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2) *	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3) *	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(5) *	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(6) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(7) *	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))

(8) *	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

(9) *	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(10) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

(11) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

(12) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:

(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:

~(1)	Belo Savings Plan:

* (a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))

* (b)	First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004) dated March 1, 2005 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))

* (c)	Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004) dated December 1, 2005 (Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)

* (d)	Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004) dated September 29, 2006 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q

for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2006 Form 10-Q”))

* (e)	Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004) dated November 30, 2006 (Exhibit 10.2(1)(e) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598)(the “2006 Form 10-K”))

~(2)	Belo 1986 Long-Term Incentive Plan:

* (a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

* (b)	Amendment No. 6 to 1986 Long-Term Incentive Plan dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

* (c)	Amendment No. 7 to 1986 Long-Term Incentive Plan dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

* (d)	Amendment No. 8 to 1986 Long-Term Incentive Plan dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

~(3) *	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

* (a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

* (b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

* (c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

* (d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

~(4) *	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

* (a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~(5)	Belo Supplemental Executive Retirement Plan

* (a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

~(6) *	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

* (a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

* (b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

* (c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

* (d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

~(7) *	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)

* (a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006 (Securities and Exchange Commission File No. 001-008598) (the “March 2, 2006 Form 8-K”))

* (b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

* (c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))

* (d)	First Amendment to the Belo 2004 Executive Compensation Plan dated November 30, 2006 (Exhibit 10.2(7)(d) to the 2006 Form 10-K)

~(8) *	Summary of Non-Employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)
12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

May 3, 2007	By:	/s/ Dennis A. Williamson Dennis A. Williamson
Executive Vice President/
Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

May 3, 2007	By:	/s/ Alison K. Engel Alison K. Engel
Vice President/Corporate Controller (Principal Accounting Officer)