Form 10-Q
period 2007-06-30
BELO CORP
filed 2007-07-30
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Large Accelerated Filer ☑	Accelerated Filter ☐	Non-Accelerated Filter ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $1.67 par value	102,203,383*

*	Consisting of 87,941,349 shares of Series A Common Stock and 14,262,034 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

PART I
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2007	2006	2007	2006

Net Operating Revenues	$390,505	$403,557	$744,560	$775,280

Operating Costs and Expenses
Salaries, wages and employee benefits	138,538	142,472	278,915	290,838
Other production, distribution and operating costs	125,752	123,596	243,099	235,426
Newsprint, ink and other supplies	26,332	34,227	53,179	70,905
Depreciation	23,325	22,272	46,091	44,088
Amortization	1,625	2,087	3,691	4,174

Total operating costs and expenses	315,572	324,654	624,975	645,431

Earnings from operations	74,933	78,903	119,585	129,849

Other Income and Expense
Interest expense	(24,248)	(24,430)	(48,399)	(48,092)
Other income, net	3,245	8,852	8,613	9,700

Total other income and expense	(21,003)	(15,578)	(39,786)	(38,392)

Earnings
Earnings before income taxes	53,930	63,325	79,799	91,457
Income taxes	17,508	20,666	27,926	31,498

Net earnings	$36,422	$42,659	$51,873	$59,959

Net earnings per share
Basic	$.36	$.41	$.51	$.57
Diluted	$.35	$.41	$.50	$.57

Weighted average shares outstanding
Basic	102,222	104,307	102,246	105,219
Diluted	103,178	104,474	103,035	105,523

Dividends declared per share	$—	$—	$.125	$.10
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(Current year unaudited)	2007	2006

Assets

Current assets:
Cash and temporary cash investments	$26,544	$46,291
Accounts receivable, net	257,011	276,825
Other current assets	56,972	61,047

Total current assets	340,527	384,163

Property, plant and equipment, net	547,572	560,494
Intangible assets, net	1,337,193	1,336,870
Goodwill, net	1,237,898	1,237,348
Other assets	94,274	95,403

Total assets	$3,557,464	$3,614,278

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$47,330	$79,605
Accrued expenses	92,212	102,004
Dividends payable	—	12,903
Other current liabilities	59,695	64,400

Total current liabilities	199,237	258,912

Long-term debt	1,247,982	1,283,434
Deferred income taxes	432,466	435,154
Other liabilities	110,292	109,630
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 87,941,349 shares at June 30, 2007 and 87,706,833 shares at December 31, 2006	146,862	146,471
Series B: Issued 14,262,034 shares at June 30, 2007 and 14,589,345 shares at December 31, 2006	23,818	24,364
Additional paid-in capital	897,393	886,501
Retained earnings	537,033	506,807
Accumulated other comprehensive loss	(37,619)	(36,995)

Total shareholders’ equity	1,567,487	1,527,148

Total liabilities and shareholders’ equity	$3,557,464	$3,614,278

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2007	2006

Operations
Net earnings	$51,873	$59,959
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	49,782	48,262
Deferred income taxes	—	(3,813)
Share-based compensation	8,537	8,330
Other non-cash expenses	103	5,913
Equity in earnings from partnerships	(661)	(632)
Other, net	(1,400)	(5,499)
Net change in operating assets and liabilities:
Accounts receivable	19,795	1,710
Other current assets	1,106	(2,101)
Accounts payable	(32,275)	(31,700)
Accrued expenses and other current liabilities	(7,263)	1,282
Interest payable	(561)	1,276
Income taxes payable	(9,745)	9,378

Net cash provided by operations	79,291	92,365

Investments
Capital expenditures	(29,736)	(34,073)
Acquisition	(4,268)	—
Other investments	(4)	1,091
Other, net	648	537

Net cash used for investments	(33,360)	(32,445)

Financing
Net proceeds from revolving debt	661,827	296,980
Payments on revolving debt	(462,867)	(441,855)
Net proceeds from issuance of senior notes	—	248,903
Redemption of senior notes	(234,477)	—
Payment of dividends	(25,688)	(21,117)
Net proceeds from exercise of stock options	12,004	4,677
Purchase of treasury stock	(17,152)	(103,054)
Excess tax benefit from option exercises	675	296

Net cash used for financing	(65,678)	(15,170)

Net increase(decrease) in cash and temporary cash investments	(19,747)	44,750

Cash and temporary cash investments at beginning of period	46,291	33,243

Cash and temporary cash investments at end of period	$26,544	$77,993

Supplemental Disclosures
Interest paid, net of amounts capitalized	$49,025	$46,805
Income taxes paid, net of refunds	$38,289	$23,507
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average shares for basic earnings per share	102,222	104,307	102,246	105,219
Effect of employee stock options and restricted stock units	956	167	789	304

Weighted average shares for diluted earnings per share	103,178	104,474	103,035	105,523

Options excluded due to exercise price in excess of average market price
Number outstanding	7,231	9,772	7,490	7,667
Weighted average exercise price	$24.76	$23.42	$24.60	$24.60

Restricted stock units excluded due to performance conditions not probable of being achieved
Number outstanding	451	186	451	186
Weighted average exercise price	$18.13	$21.62	$18.13	$21.62

(3)	On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

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

Share-based compensation cost was $4,112 and $3,722, for the three months ended June 30, 2007 and 2006, respectively, and $9,574 and $8,405, for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in equity for share-based compensation arrangements was $665 for the three months ended June 30, 2007. There was no income tax benefit recognized in the three months ended June 30, 2006. The total income tax benefit recognized in equity for share-based compensation arrangements was $675 and $296, for the six months ended June 30, 2007 and 2006, respectively.
(5)	The Company froze benefits under its defined benefit pension plan (Pension Plan) effective March 31, 2007. As part of the curtailment of the Pension Plan, the Company announced that it will provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those employees affected by these changes who remain with the Company.

The net periodic pension (income) cost for the three and six months ended June 30, 2007 and 2006 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost — benefits earned during the period	$—	$3,012	$1,835	$6,025
Interest cost on projected benefit obligation	7,316	7,165	14,633	14,329
Expected return on assets	(9,087)	(8,576)	(18,174)	(17,152)
Amortization of net loss	480	1,720	959	3,439
Amortization of unrecognized prior service cost	—	154	—	308

Net periodic pension (income) cost	$(1,291)	$3,475	$(747)	$6,949

In the first six months of 2007, the Company did not make any contributions to its defined benefit pension plan. The Company does not expect to make any contributions to the plan during 2007.
(6)	For the three and six months ended June 30, 2007 and 2006, total comprehensive income was comprised as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$36,422	$42,659	$51,873	$59,959
Other comprehensive income (loss):
Pension benefit obligation adjustments, net of taxes of $168 and $335, respectively	(312)	—	(624)	—

Other comprehensive income (loss)	(312)	—	(624)	—

Comprehensive income	$36,110	$42,659	$51,249	$59,959

(7)	Long-term debt consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

7-1/8% Senior Notes Due June 1, 2007	$—	$234,477
8% Senior Notes Due November 1, 2008	350,000	350,000
6-3/4% Senior Notes Due May 30, 2013	249,022	248,957
7-3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7-1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Total Fixed-rate debt	1,049,022	1,283,434
Revolving credit agreement, including short-term unsecured notes	185,000	—
Uncommitted line of credit	13,960	—

Total Long-term	$1,247,982	$1,283,434
On June 1, 2007, the Company repaid the remaining outstanding balance of the 7-1/8% Senior Notes of $234,477 at their maturity using available cash balances and borrowings under the Company’s variable-rate revolving credit facility and its uncommitted lines of credit.
(8)	Belo operates its business in two primary reporting segments, the Television Group and the Newspaper Group. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s various operating segments share content at no cost.

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and six months ended June 30, 2007 and 2006 are shown below.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Operating Revenues
Television Group	$198,229	$193,326	$376,571	$368,018
Newspaper Group	192,276	210,231	367,989	407,262

Total net operating revenues	$390,505	$403,557	$744,560	$775,280

Segment EBITDA
Television Group	$82,275	$83,511	$148,750	$150,158
Newspaper Group	42,542	45,239	67,208	72,815
Corporate	(24,934)	(25,488)	(46,591)	(44,862)

Total segment EBITDA	$99,883	$103,262	$169,367	$178,111
Other income, net	3,245	8,852	8,613	9,700
Depreciation and amortization	(24,950)	(24,359)	(49,782)	(48,262)
Interest expense	(24,248)	(24,430)	(48,399)	(48,092)
Income taxes	(17,508)	(20,666)	(27,926)	(31,498)

Net earnings	$36,422	$42,659	$51,873	$59,959

(9)	On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of

Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiffs’ complaint as to defendants John L. Sander, Dunia A. Shive and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current or former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken in the proceeding unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court’s order was not a dismissal with prejudice.

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

(10)	In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new Dallas Morning News distribution and production center in southern Dallas. The contract provides for total payments of approximately $16,055, of which approximately $104 and $2,859 was paid during the three months ended June 30, 2007, and 2006, respectively and approximately $2,277 and $3,501 was paid during the six months ended June 30, 2007 and 2006, respectively. Approximately $15,994 has been paid since the inception of the contract. At June 30, 2007, there was a balance due of approximately $61. Bill Solomon, a member of Belo’s Board of Directors, is Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
             (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.
Overview
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with approximately $1.6 billion in revenues for the year ended December 31, 2006, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 20 television stations (six in the top 15 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). In addition, Belo owns two regional and two local cable news channels and holds ownership interests in two others. Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). Belo operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.
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
The following tables set forth the Company’s major media assets by segment as of June 30, 2007:
Television Group

			Year				Number of			Station
			Belo				Commercial	Station		Audience
	Market	Station/	Acquired	Network	Analog	Digital	Stations in	Rank in		Share in
Market	Rank(1)	News Channel	/ Started	Affiliation	Channel	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	6	WFAA	1950	ABC	8	8.1	16	1		12
Dallas/Fort Worth	6	TXCN	1999	IND	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	11.1	15	1	*	11
Phoenix	13	KTVK	1999	IND	3	3.1	13	1	*	6
Phoenix	13	KASW	2000	CW	61	61.1	13	7	*	3
Seattle/Tacoma	14	KING	1997	NBC	5	5.1	13	1	*	12
Seattle/Tacoma	14	KONG	2000	IND	16	16.1	13	5	*	2
Seattle/Tacoma	14	NWCN	1997	IND	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	4.1	8	2	*	12
Portland	23	KGW	1997	NBC	8	8.1	8	1		11
Charlotte	26	WCNC	1997	NBC	36	36.1	8	3	*	7
San Antonio	37	KENS	1997	CBS	5	5.1	10	2		10
San Antonio(5)	37	KCWX	—	CW	2	N/A	10	9	*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	13.1	8	1		13
Louisville	48	WHAS	1997	ABC	11	11.1	7	1	*	12
Austin	52	KVUE	1999	ABC	24	24.1	7	1		11
New Orleans (6)	54	WWL	1994	CBS	4	4.1	8	1	(7)	18 (7)
New Orleans	54	WUPL	2007	MNTV	54	54.1	8		(8)	(8)
Tucson	70	KMSB	1997	FOX	11	11.1	9	4	*	4
Tucson	70	KTTU	2002	MNTV	18	18.1	9	6		2
Spokane	77	KREM	1997	CBS	2	2.1	7	2		14
Spokane	77	KSKN	2001	CW	22	22.1	7	4	*	3
Boise(9)(10)	118	KTVB	1997	NBC	7	7.1	5	1		24

*	Tied with one or more stations in the market.

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the November 2006 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the May 2007 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the May 2007 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	WWL also produces “Channel 15 NewsWatch,” an around-the-clock local news and weather cable channel.

(7)	Represents the station rank and audience share of WWL-TV as of the July 2005 Nielsen Media Research report, prior to Hurricane Katrina. More recent information is unavailable because Nielsen has not included New Orleans in its ratings since July 2005. Nielsen is expected to resume reporting ratings in the New Orleans market in July 2007.

(8)	On February 26, 2007, Belo purchased WUPL-TV. Included in the purchase was WBXN-CA, a Class A television station in New Orleans, Louisiana. The station rank and station audience share are not available as Nielsen has not rated stations in the New Orleans market since July 2005. Nielsen is expected to resume reporting ratings in the New Orleans market in July 2007.

(9)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(10)	Using its digital multicast capabilities, in 2003 KTVB launched “24/7 Local News Channel,,” an around-the-clock local news and weather channel.

Newspaper Group

		Belo Acquired	Daily		Sunday
Newspaper	Location	/Started	Circulation (1)		Circulation

The Dallas Morning News	Dallas, TX	October 1885	409,968	(2)	563,079	(2)
The Providence Journal	Providence, RI	February 1997	155,155	(3)	205,102	(3)
The Press-Enterprise	Riverside, CA	July 1997	173,015	(4)	178,062	(4)
Denton Record-Chronicle	Denton, TX	June 1999	13,209	(5)	16,028	(5)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit.

(3)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-five weeks ended March 25, 2007, as filed with the Audit Bureau, subject to audit.

(4)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Audit Bureau, subject to audit.

(5)	Average paid circulation for the Denton Record-Chronicle is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Certified Audit of Circulations, subject to audit.
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
Results of Operations
(Dollars in thousands, except share and per share amounts)
Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Net operating revenues	$390,505	(3.2%)	$403,557	$744,560	(4.0%)	$775,280
Operating costs and expenses	315,572	(2.8%)	324,654	624,975	(3.2%)	645,431

Earnings from operations	74,933	(5.0%)	78,903	119,585	(7.9%)	129,849
Other income (expense)	(21,003)	(34.8%)	(15,578)	(39,786)	3.6%	(38,392)

Earnings before income taxes	53,930	(14.8%)	63,325	79,799	(12.7%)	91,457
Income taxes	(17,508)	(15.3%)	(20,666)	(27,926)	(11.3%)	(31,498)

Net earnings	$36,422	(14.6%)	$42,659	$51,873	(13.5%)	$59,959

Total net operating revenue decreased $13,052, or 3.2 percent, from $403,557 in the second quarter 2006 to $390,505 in the second quarter 2007 due to revenue decreases of $17,955 in the Newspaper Group primarily related to decreases in advertising revenues partially offset by an increase of $4,903 in the Television Group primarily related to increases in local spot advertising revenue, Internet advertising revenue and retransmission fees.
Total net operating revenue decreased $30,720, or 4.0 percent, from $775,280 in the six months ended June 30, 2006, to $744,560 in the six months ended June 30, 2007 due to revenue decreases of $39,273 in the Newspaper Group primarily related to decreases in advertising revenues partially offset by an increase of $8,553 in the Television Group primarily related to increases in local and national spot advertising revenue, Internet advertising revenue and retransmission fees.
Operating costs and expenses decreased $9,082, or 2.8 percent, from $324,654 in the second quarter 2006 to $315,572 in the second quarter 2007. Salaries, wages and employee benefits expense decreased $3,934, or 2.8 percent, in the second quarter 2007 as compared to the prior year period. This decrease was primarily due to a decrease in full and part-time salaries of $2,097 because of a decrease in headcount. In addition a decrease in estimated pension expense of $1,940 resulted from the Company’s curtailment of its defined benefit pension plan effective March 31, 2007, and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs increased $2,156, or 1.7 percent, in the second quarter 2007 as compared to the second quarter 2006, primarily due to an increase of $2,370 in charitable contributions resulting from the donation of a tract of land to benefit the City of Dallas, Texas. Newsprint, ink and other supplies decreased $7,895, or 23.1 percent, in the second quarter 2007 as compared to the year-earlier period primarily due to lower newsprint costs, which is a combination of lower prices and lower volume.
Operating costs and expenses decreased $20,456, or 3.2 percent, from $645,431 in the six months ended June 30, 2006 to $624,975 in the six months ended June 30, 2007. Salaries, wages and employee benefits expense decreased $11,923, or 4.1 percent, in the six months ended June 30, 2007 as compared to the prior year period. This decrease was primarily due to a decrease in full and part-time salaries of $5,429 because of a decrease in headcount. In addition a decrease in estimated pension expense of $4,868 was primarily due to the Company’s curtailment of its defined benefit pension, and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs increased $7,673, or 3.3 percent, in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to an increase of $7,415 in outside services attributable to costs associated with technology outsourcing announced in the second quarter 2006. Newsprint, ink and other supplies decreased $17,726, or 25.0 percent, in the six months ended June 30, 2007 as compared to the year-earlier period primarily due to lower newsprint costs, which is a combination of lower prices and lower volume.
Other income, net decreased $5,607, or 63.3 percent, in the second quarter 2007 compared to the second quarter 2006 primarily because in the second quarter 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts.
Other income, net decreased $1,087, or 11.2 percent, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. In 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts. The decrease related to this gain was partially offset by the receipt in 2007 of a $4,000 insurance settlement related to losses suffered from Hurricane Katrina.
Income taxes decreased $3,158, or 15.3 percent, for the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. In future periods, estimated state taxes related to the State of Texas margin tax are expected to increase.
Income taxes decreased $3,572, or 11.3 percent, for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. In future periods, estimated state taxes related to the State of Texas margin tax are expected to increase.
As a result of the factors discussed above, net earnings for the three months ended June 30, 2007 decreased to $36,422 (35 cents per share) from $42,659 (41 cents per share) in the three months ended June 30, 2006. Net earnings for the six months ended June 30, 2007 decreased to $51,873 (50 cents per share) from $59,959 (57 cents per share) for the six months ended June 30, 2006.
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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Consolidated EBITDA	$103,128	(8.0%)	$112,114	$177,980	(5.2%)	$187,811
Depreciation and amortization	(24,950)	2.4%	(24,359)	(49,782)	3.1%	(48,262)
Interest expense	(24,248)	(0.7%)	(24,430)	(48,399)	0.6%	(48,092)
Income taxes	(17,508)	(15.3%)	(20,666)	(27,926)	(11.3%)	(31,498)

Net earnings	$36,422	(14.6%)	$42,659	$51,873	(13.5%)	$59,959

Consolidated EBITDA decreased $8,986, or 8.0 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to a decrease in other income (expense) net, related to the one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts recorded in the second quarter 2006. Additionally, the Newspaper Group recorded a decrease of $2,697 in segment EBITDA and the Television Group recorded a decrease of $1,236 in segment EBITDA.
Consolidated EBITDA decreased $9,831, or 5.2 percent, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to a decrease of $5,607 in Newspaper Group segment EBITDA, a decrease of $1,408 in Television Group segment EBITDA, and increase in Corporate expenses of approximately $1,729 and a decrease in other income (expense) net, related to a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts, partially offset by the receipt in 2007, of a $4,000 insurance settlement related to losses suffered from Hurricane Katrina.
Television Group
The following discussion reviews segment results for the Company’s Television Group, which currently consists of 20 owned stations and one station operated through an LMA, plus four wholly-owned cable news channels. The Television Group’s operating results for the three and six months ended June 30, 2007, as compared with the three and six months ended June 30, 2006, were as follows:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Net operating revenues	$198,229	2.5%	$193,326	$376,571	2.3%	$368,018
Segment costs and expenses	115,954	5.6%	109,815	227,821	4.6%	217,860

Segment EBITDA(a)	$82,275	(1.5%)	$83,511	$148,750	(0.9%)	$150,158

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Net Operating Revenues
Television Group revenues increased 2.5 percent and 2.3 percent for the three and six months ended June 30, 2007, over the three and six months ended June 30, 2006, respectively. The table below presents the components of net operating revenues for the three and six months ended June 30, 2007, as compared with the three and six months ended June 30, 2006:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Non-political advertising	$183,481	4.4%	$175,681	$349,290	3.5%	$337,463
Political advertising	2,199	(56.8%)	5,094	2,974	(62.4%)	7,913
Other	12,549	—%	12,551	24,307	7.4%	22,642

Net operating revenues	$198,229	2.5%	$193,326	$376,571	2.3%	$368,018

Non-political advertising revenues increased $7,800, or 4.4 percent, in the second quarter 2007 as compared to the second quarter 2006. This increase is a combination of a $4,855, or 2.9 percent, increase in local and national spot revenue and a $2,246, or 47.6 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the second quarter 2006. Spot revenue increases in the home improvement, radio and television, telecommunications and restaurant categories were partially offset by decreases in the automotive and department store categories. The spot revenue increases were partially offset by a decrease in political advertising revenues. Political advertising revenues decreased $2,895, or 56.8 percent, in the second quarter 2007 as compared with the second quarter 2006. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices.
Non-political advertising revenues increased $11,827, or 3.5 percent, in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase is a combination of a $7,190, or 2.2 percent, increase in local and national spot revenue and a $3,469, or 39.7 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the six months ended June 30, 2006. Spot revenue increases in the home improvement, restaurant, telecommunications, radio and television and financial services categories were partially offset by decreases in the automotive, department store and healthcare categories. The spot revenue increases were partially offset by a decrease in political advertising revenues. Political advertising revenues decreased $4,939, or 62.4 percent, in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices. Other revenues increased primarily due to rate increases in retransmission fees.
Segment Costs and Expenses
Television Group segment costs and expenses increased $6,139, or 5.6 percent, in the second quarter 2007 compared to the year-earlier period, primarily due to increases in outside services and salaries, wages and employee benefits. The increase in outside services is primarily due to incremental costs associated with technology outsourcing announced in the second quarter 2006. The increase in salaries, wages and employee benefit expenses is primarily due to increased headcount. Segment EBITDA for the Television Group decreased $1,236, or 1.5 percent, in the second quarter 2007 compared to the prior year period primarily as a result of the increase in expenses.
Television Group segment costs and expenses increased $9,961, or 4.6 percent, in the six months ended June 30, 2007 compared to the year-earlier period, primarily due to increases in outside services, salaries, wages and employee benefits and programming expense. The increase in outside services is primarily due to incremental costs associated with the technology outsourcing announced in the second quarter 2006. The increase in salaries, wages and employee benefit expenses is primarily due to increased headcount. The increase in programming expense is primarily due to increased rates for syndicated programming. Segment EBITDA for the Television Group decreased $1,408, or 0.9 percent, in the six months ended June 30, 2007 compared to the prior year period primarily as a result of the increase in expenses.

Newspaper Group
The following discussion reviews segment results for the Company’s Newspaper Group, which consists of four daily newspapers, various niche publications and commercial printing. Discussion of the three major newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s operating results for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, were as follows:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Net operating revenues	$192,276	(8.5%)	$210,231	$367,989	(9.6%)	$407,262
Segment costs and expenses	149,734	(9.2%)	164,992	300,781	(10.1%)	334,447

Segment EBITDA(a)	$42,542	(6.0%)	$45,239	$67,208	(7.7%)	$72,815

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Newspaper Group revenues decreased 8.5 percent and 9.6 percent in the three and six months ended June 30, 2007, respectively, as compared with the three and six months ended June 30, 2006. The table below presents the components of Newspaper Group net operating revenues for those periods:

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Advertising	$157,704	(9.6%)	$174,415	$299,649	(10.6%)	$335,176
Circulation	27,893	(2.9%)	28,737	55,511	(4.2%)	57,921
Other	6,679	(5.7%)	7,079	12,829	(9.4%)	14,165

Net operating revenues	$192,276	(8.5%)	$210,231	$367,989	(9.6%)	$407,262

Advertising revenues accounted for approximately 82 percent and 81 percent of total Newspaper Group revenues for the three and six months ended June 30, 2007, respectively, compared to approximately 82 percent for the three and six months ended June 30, 2006. Circulation revenue accounted for approximately 15 percent of total Newspaper Group revenues for the three and six months ended June 30, 2007, respectively, compared to approximately 14 percent for the three and six months ended June 30, 2006. For each of the periods, commercial printing made up most of the remainder of Newspaper Group revenues.
Net operating revenues for The Dallas Morning News decreased $8,455, or 6.6 percent, in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Advertising revenues decreased by $8,089, or 7.7 percent, in the three months ended June 30, 2007, when compared to the three months ended June 30, 2006. General advertising revenues decreased $3,945, or 23.7 percent, in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily due to decreases in the financial and automotive categories. Retail advertising revenue decreased $1,501, or 6.9 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to a decrease in the furniture category. Classified advertising revenues decreased $1,279, or 3.7 percent, primarily due to decreases in the automotive and real estate categories. Circulation revenue was relatively flat for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.
Net operating revenues for The Dallas Morning News decreased by $20,336, or 8.2 percent, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Advertising revenues decreased by $19,100, or 9.5 percent, in the six months ended June 30, 2007, when compared to the six months ended June 30, 2006. General advertising revenues decreased $8,814, or 27.5 percent, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily due to decreases in the financial, telecommunications and automotive categories. Retail advertising revenue decreased $2,275, or 5.5 percent, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to a decrease in the furniture category. Classified advertising revenues decreased $6,764, or 9.8 percent, primarily due to decreases in the real estate, automotive and employment categories. Circulation revenue decreased $866, or 2.5 percent, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Net operating revenues for The Providence Journal decreased by $2,881, or 6.9 percent, in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Advertising revenues decreased $2,457, or 7.1 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Retail advertising revenues decreased $776, or 7.1 percent, due to decreases in the department store, gaming, furniture and home accessories and amusements categories. General advertising revenues decreased $286, or 39.5 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to decreases in the automotive category. Classified advertising revenue decreased $1,039, or 8.1 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to decreases in the employment and real estate categories. Circulation revenue decreased $403, or 6.0 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to lower overall circulation.
Net operating revenues for The Providence Journal decreased by $6,369, or 7.9 percent, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Advertising revenues decreased $5,098, or 7.7 percent for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Classified advertising revenue decreased $2,013, or 8.0 percent, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to decreases in the employment and real estate categories. Retail advertising revenues decreased $1,689, or 7.9 percent, due to decreases in the department store, gaming, furniture and home accessories and amusements categories for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. General advertising revenues decreased $680, or 42.2 percent, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to decreases in the automotive category. Circulation revenue declined $1,192, or 8.9 percent, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to lower overall circulation.
Net operating revenues for The Press-Enterprise decreased by $6,619, or 16.1 percent, in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Total advertising revenues decreased $6,166, or 17.6 percent, in the three months ended June 30, 2007, compared with the three months ended June 30, 2006. Retail advertising revenues decreased $1,295, or 23.8 percent, primarily due to decreases in department store, home improvement, home furnishings and grocery categories. General advertising revenues decreased $541, or 16.9 percent, due to decreases in financial and automotive categories. Classified advertising revenues decreased $3,595, or 21.7 percent, primarily due to decreases in the employment, real estate and automotive categories. Circulation revenue at The Press-Enterprise decreased $208, or 4.4 percent, when comparing the three months ended June 30, 2007, to the three months ended June 30, 2006. Commercial printing and other revenue at The Press-Enterprise declined $245, or 17.1 percent, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.
Net operating revenues for The Press-Enterprise decreased $12,568 or 15.7 percent, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Total advertising revenues decreased $11,330, or 16.8 percent, in the six months ended June 30, 2007, compared with the six months ended June 30, 2006. Classified advertising revenues decreased $6,971, or 21.3 percent, primarily due to decreases in the employment, real estate and automotive categories. Retail advertising revenues decreased $1,996, or 19.9 percent, primarily due to decreases in the department store, home improvement, home furnishings and grocery categories. General advertising revenues decreased $774, or 13.2 percent, in the six months ended June 30, 2007, when compared with the six months ended June 30, 2006, primarily due to decreases in the financial and automotive categories. Circulation revenue at The Press-Enterprise decreased $352, or 3.7 percent, when comparing the six months ended June 30, 2007, to the six months ended June 30, 2006. Commercial printing and other revenue at The Press-Enterprise declined $886, or 29.3 percent, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.
Segment Costs and Expenses
Newspaper Group segment costs and expenses decreased $15,258, or 9.2 percent, in the three months ended June 30, 2007, as compared to the prior year period primarily due to decreases in newsprint, ink and other supplies, salaries, wages and employee benefits, and other production, distribution and operating costs. Newsprint, ink and other supplies decreased $7,927, or 23.4 percent, primarily due to lower newsprint costs which is a combination of lower prices and lower volume, due in part to the Company’s strategic decisions to reduce third party circulation for its publications and to reduce the geographic distribution area for The Dallas Morning News. Salaries, wages and employee benefits decreased $4,741, or 6.6 percent, primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006 which reduced headcount. In addition to the voluntary severance program, the Newspaper Group recognized a reduction in estimated pension expense of approximately $1,251 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007, and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs decreased $2,590, or 4.3 percent, primarily due to decreases in distribution and advertising and promotion partially offset by an increase in outside services. The decrease in distribution expense is primarily due to the Company’s decision to reduce third party circulation at The Dallas Morning News. The decrease in advertising and promotion is primarily due to decreases at The Dallas Morning News. These decreases were partially offset by an increase in outside services due to incremental costs associated with the technology outsourcing announced in the second quarter 2006. As a result of the items discussed above, segment EBITDA for the Newspaper Group decreased $2,697, or 6.0 percent, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
Newspaper Group segment costs and expenses decreased $33,666, or 10.1 percent, in the six months ended June 30, 2007, as compared to the prior year period primarily due to decreases in newsprint, ink and other supplies, salaries, wages and employee benefits, and other production, distribution and operating costs. Newsprint, ink and other supplies decreased $17,725, or 25.2 percent, primarily due to lower newsprint costs which is a combination of lower prices and lower volume due in part to the Company’s strategic decisions to reduce third party circulation for its publications and to reduce the geographic distribution area for The Dallas Morning News. Salaries, wages and employee benefits decreased $12,615, or 8.6 percent, primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006. In addition to the voluntary severance program, the Newspaper Group recognized a reduction in estimated pension expense of approximately $3,083 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007, and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs decreased $3,326, or 2.8 percent, primarily due to decreases in distribution and advertising and promotion partially offset by an increase in outside services. The decrease in distribution expense is primarily due to the Company’s decision to reduce third party circulation at The Dallas Morning News. The decrease in advertising and promotion is primarily due to decreases at The Dallas Morning News. These decreases were partially offset by an increase in outside services due to incremental costs associated with the technology outsourcing announced in the second quarter 2006. As a result of the items discussed above, segment EBITDA for the Newspaper Group decreased $5,607 or 7.7 percent, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Corporate
Corporate costs and expenses decreased $554, or 2.2 percent, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to a decrease in outside services of $2,918 for consulting fees related to the technology initiatives. Belo expects consulting costs to continue throughout 2007 at a level consistent with the first six months of 2007. This decrease was partially offset by a charitable contribution of $2,450 attributable to the donation of a tract of land to benefit the City of Dallas, Texas.
Corporate costs and expenses increased $1,729, or 3.9 percent, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to a charitable contribution of $2,450 attributable to the donation of a tract of land to benefit the City of Dallas, Texas.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $79,291 in the six months ended June 30, 2007 compared with $92,365 in the six months ended June 30, 2006. The changes in cash flows from operations were primarily caused by routine changes in our working capital requirements, including a $17,600 federal tax extension payment the Company made in the first quarter 2007. The Company used net cash provided by operations and proceeds from stock option exercises to fund capital expenditures, make dividend payments and purchase treasury shares.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $33,360 in the six months ended June 30, 2007 compared with $32,445 in the six months ended June 30, 2006. These cash flows are primarily attributable to capital expenditures and investments as more fully described below.
Capital Expenditures
Total capital expenditures were $29,736 in the six months ended June 30, 2007 compared with $34,073 in the six months ended June 30, 2006. These were primarily for Television Group and Newspaper Group facilities and equipment and the building projects mentioned below.
In the first quarter 2007, the Company took possession of the new distribution and production center for The Dallas Morning News in southern Dallas. The total cost of the land, land improvements, buildings and equipment is projected to be approximately $50,000. Of the total estimated costs, approximately $47,959 has been incurred since the beginning of the project and approximately $2,658 and $4,411 has been incurred in the three and six months ended June 30, 2007, respectively.
In the first quarter 2007, The Press-Enterprise moved into its new 150,000 square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. The total cost of the project is projected to be approximately $40,000. Of the total estimated costs, approximately $34,831 has been incurred since the beginning of the project and approximately $2,465 and $7,748 has been incurred in the three and six months ended June 30, 2007, respectively.
Acquisition
On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.
Financing Cash Flows
Net cash flows used for financing activities were $65,678 in the six months ended June 30, 2007 compared to $15,170 in the six months ended June 30, 2006. The 2007 cash flows used are primarily attributable to dividends on common stock and to a lesser extent than prior years, repurchase of treasury stock as more fully described below. The 2006 cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock.
Long-Term Debt
At June 30, 2007, Belo had $1,049,022 in fixed-rate debt securities as follows: $350,000 of 8% Senior Notes due 2008; $249,022 of 6-3/4% Senior Notes due 2013, $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. On June 1, 2007, the Company repaid the remaining outstanding balance of the 7-1/8% Senior Notes of $234,477 at their maturity using available cash balances and borrowings under the Company’s variable-rate revolving credit facility and its uncommitted lines of credit.
At June 30, 2007, the Company had a $1,000,000 variable-rate revolving credit facility under which borrowings were $185,000. The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of June 30, 2007, the Company was in compliance with all debt covenant requirements. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. The weighted average effective annual interest rate for this credit facility, which includes a .125 percent commitment fee, is 5.9 percent as of June 30, 2007.
In addition, the Company has uncommitted lines of credit of $60,000, of which $13,960 was outstanding at June 30, 2007. The uncommitted lines of credit have variable interest rates. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. As of June 30, 2007, the weighted average effective annual interest rate for borrowings under the lines of credit was 5.9 percent. All unused borrowings under the Company’s revolving credit facility and the uncommitted lines of credit were available for borrowing as of June 30, 2007.
Dividends
On June 1, 2007, the Company paid first quarter 2007 dividends of $12,778, or 12.5 cents per share, on Series A and Series B common stock outstanding, to shareholders of record on May 11, 2007. On March 2, 2007, the Company paid fourth quarter 2006 dividends of $12,787, or 12.5 cents per share, on Series A and Series B common stock outstanding, to shareholders of record on February 9, 2007.
On July 27, 2007, the Company declared second quarter 2007 dividends of 12.5 cents per share, on Series A and Series B common stock outstanding, to be paid on September 7, 2007 to shareholders of record on August 17, 2007.
Share Repurchase Program
In the second quarter 2007, the Company purchased 629,339 shares of its Series A common stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. The remaining authorization for the repurchase of shares as of June 30, 2007 under this authority was 13,221,716 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the second quarter 2007, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the second quarter 2007 was $13,507. All shares repurchased in the second quarter 2007 were retired as of June 30, 2007.
Other
The Company has various sources available to meet its 2007 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $1,000,000 revolving line of credit. The Company believes its resources are adequate to meet its needs.
Recent Accounting Pronouncements
On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.
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
Item 4. Controls and Procedures
During the quarter ended June 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal controls over financial reporting.
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
PART II
Item 1. Legal Proceedings
In addition to the proceedings disclosed below and those previously disclosed (see Note 9 to the Consolidated Condensed Financial Statements in Part I, Item 1), a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry Peckham. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiffs’ complaint as to defendants John L. Sander, Dunia A. Shive and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, Dennis A. Williamson, Dunia A. Shive and John L. Sander, all of whom are current or retired executive officers of the Company; James M. Moroney III, an executive officer of The Dallas Morning News; Barry Peckham, a former executive officer of The Dallas Morning News; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current or former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken in the proceeding unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court’s order was not a dismissal with prejudice.
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
Issuer Purchases of Equity Securities
The following table provides information about the Company’s Series A common stock repurchases during the quarter ended June 30, 2007. The Company did not repurchase any shares of Series B common stock during the quarter ended June 30, 2007.

				(d)
			(c)	Maximum Number of
			Total Number of	Shares that May Yet
			Shares Purchased as	be Purchased Under
	(a)	(b)	Part of Publicly	the Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs (1)
Period	Shares Purchased	per Share	Programs

April 1, 2007 through April 30, 2007	—	$—		13,851,055
May 1, 2007 through May 31, 2007	258,339	20.36	258,339	13,592,716
June 1, 2007 through June 30, 2007	371,000	22.18	371,000	13,221,716

Total	629,339	$21.44	629,339	13,221,716

(1)	In December 2005, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of common stock. As of June 30, 2007, the Company had 13,221,716 remaining shares under the December 2005 repurchase program authority. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on May 8, 2007. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
Louis E. Caldera	210,286,054	3,025,106
Judith L. Craven, M.D., M.P.H.	209,585,777	3,725,383
Dealey D. Herndon	208,758,817	4,552,343
Wayne R. Sanders	210,344,684	2,966,476
In addition to those directors elected at the Annual Meeting, the following directors continue in office: Henry P. Becton, France A. Córdova, Ph.D., Robert W. Decherd, Laurence E. Hirsch, William T. Solomon, M. Anne Szostak, Lloyd D. Ward and J. McDonald Williams.
At the Annual Meeting, a proposal to approve the ratification of the appointment of Ernst & Young LLP as Belo’s independent registered public accounting firm (Proposal II) was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions with respect to this proposal. There were no broker nonvotes.

	For	Against	Abstain
Proposal II	211,902,236	1,136,059	272,865
At the Annual Meeting, a proposal to elect all directors annually and not by classes was not approved by the Company’s shareholders (Proposal III). The following chart indicates the number of votes cast for and against and the number of abstentions and broker nonvotes with respect to this proposal.

	For	Against	Abstain	Broker Nonvotes
Proposal III	56,489,971	145,220,214	2,784,937	8,816,038
No other matters were submitted to a vote of security holders at the Annual Meeting.
Item 5. Other Information
On April 26, 2007, the Company announced its consolidated financial results for the quarter ending March 31, 2007. The press release was widely disseminated and also posted immediately to the Company’s website; however, it was not previously furnished under cover of a Form 8-K. A copy of the press release is furnished herewith as Exhibit 99.1.
In July 2007 the Federal Communications Commission (FCC) renewed the FCC licenses of stations KENS, KING, KMOV, KMSB, KONG, KREM, KTTU, KTVB, KTVK, KVUE, WCNC, WHAS, and WWL. Applications for renewal of the FCC licenses of stations KGW, KHOU, KSKN and WFAA are pending. Under FCC rules, a license expiration date is automatically extended pending review and grant of the renewal application.

Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit
Number	Description

3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))

3.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 30, 2007 (Securities and Exchange Commission File No. 001-08598)

Exhibit
Number	Description

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:

(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
(2) *	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)
*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)
(3) *	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
(4) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
(5) *	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission
File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
(6) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
(7) *	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
(8) *	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
(9) *	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
(10) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
(11) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
(12) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:

(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

10.2	Compensatory plans:

~	(1)		Belo Savings Plan:
		*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))
		*	(b)	First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated March 1, 2005 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))
		*	(c)	Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated December 1, 2005 (Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)
		*	(d)	Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated September 29, 2006 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598))
		*	(e)	Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated November 30, 2006 (Exhibit 10.2(1)(e) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598)(the “2006 Form 10-K”))
			(f)	Fifth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated May 7, 2007

~	(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

~	(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

~	(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~	(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

~	(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

~	(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006 (Securities and Exchange Commission File No. 001-008598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))
		*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the 2006 Form 10-K)

~	(8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)

12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	First Quarter 2007 Earnings Press Release dated April 26, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
July 30, 2007	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer and Principal Financial Officer)

July 30, 2007	By:	/s/ Alison K. Engel
Alison K. Engel
Vice President/Corporate Controller (Principal Accounting Officer)