Form 10-Q
period 2007-09-30
BELO CORP
filed 2007-10-31
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007

Common Stock, $1.67 par value	102,237,361*
*	Consisting of 87,994,087 shares of Series A Common Stock and 14,243,274 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,

In thousands, except per share amounts (unaudited)	2007	2006	2007	2006

Net Operating Revenues	$364,349	$376,395	$1,108,909	$1,151,675

Operating Costs and Expenses
Salaries, wages and employee benefits	136,861	145,098	415,776	435,936
Other production, distribution and operating costs	124,712	120,313	367,811	355,739
Newsprint, ink and other supplies	25,234	30,715	78,413	101,620
Depreciation	24,227	21,575	70,318	65,663
Amortization	1,625	2,087	5,316	6,261

Total operating costs and expenses	312,659	319,788	937,634	965,219

Earnings from operations	51,690	56,607	171,275	186,456

Other Income and Expense
Interest expense	(23,608)	(24,944)	(72,007)	(73,036)
Other income, net	1,618	260	10,231	9,960

Total other income and expense	(21,990)	(24,684)	(61,776)	(63,076)

Earnings
Earnings before income taxes	29,700	31,923	109,499	123,380
Income taxes	10,942	12,705	38,868	44,203

Net earnings	$18,758	$19,218	$70,631	$79,177

Net earnings per share
Basic	$.18	$.19	$.69	$.76
Diluted	$.18	$.19	$.69	$.76

Weighted average shares outstanding
Basic	102,228	102,153	102,240	104,186
Diluted	102,735	102,251	102,887	104,472

Dividends declared per share	$.25	$.25	$.375	$.35

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(Current year unaudited)	2007	2006

Assets

Current assets:
Cash and temporary cash investments	$13,867	$46,291
Accounts receivable, net	251,275	276,825
Other current assets	63,960	61,047

Total current assets	329,102	384,163

Property, plant and equipment, net	537,091	560,494
Intangible assets, net	1,335,568	1,336,870
Goodwill, net	1,237,898	1,237,348
Other assets	101,575	95,403

Total assets	$3,541,234	$3,614,278

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$47,786	$79,605
Accrued expenses	103,668	102,004
Dividends payable	12,894	12,903
Other current liabilities	58,649	64,400

Total current liabilities	222,997	258,912

Long-term debt	1,202,811	1,283,434
Deferred income taxes	434,206	435,154
Other liabilities	117,871	109,630
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 87,994,087 shares at September 30, 2007 and 87,706,833 shares at December 31, 2006	146,950	146,471
Series B: Issued 14,243,274 shares at September 30, 2007 and 14,589,345 shares at December 31, 2006	23,786	24,364
Additional paid-in capital	900,312	886,501
Retained earnings	530,232	506,807
Accumulated other comprehensive loss	(37,931)	(36,995)

Total shareholders’ equity	1,563,349	1,527,148

Total liabilities and shareholders’ equity	$3,541,234	$3,614,278

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,

In thousands (unaudited)	2007	2006

Operations
Net earnings	$70,631	$79,177
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	75,634	71,924
Deferred income taxes	—	(3,813)
Share-based compensation	11,060	11,144
Other, net	(504)	2,470
Net change in operating assets and liabilities:
Accounts receivable	26,045	16,074
Other current assets	5,458	233
Accounts payable	(31,819)	(35,636)
Accrued expenses and other current liabilities	(782)	19,761
Interest payable	9,645	16,110
Income taxes payable	(26,009)	(11,328)

Net cash provided by operations	139,359	166,116

Investments
Capital expenditures	(41,023)	(62,562)
Acquisition	(4,268)	—
Other, net	(3,502)	4,122

Net cash used for investments	(48,793)	(58,440)

Financing
Net proceeds from revolving debt	915,272	299,790
Payments on revolving debt	(761,517)	(444,665)
Net proceeds from issuance of senior notes	—	248,883
Redemption of senior notes	(234,477)	(50,650)
Payment of dividends	(38,353)	(33,866)
Net proceeds from exercise of stock options	12,523	4,677
Purchase of treasury stock	(17,152)	(121,838)
Excess tax benefit from option exercises	714	296

Net cash used for financing	(122,990)	(97,373)

Net increase (decrease) in cash and temporary cash investments	(32,424)	10,303

Cash and temporary cash investments at beginning of period	46,291	33,243

Cash and temporary cash investments at end of period	$13,867	$43,546

Supplemental Disclosures
Interest paid, net of amounts capitalized	$62,462	$56,968
Income taxes paid, net of refunds	$64,155	$59,022

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Weighted average shares for basic earnings per share	102,228	102,153	102,240	104,186
Effect of employee stock options and restricted stock units	507	98	647	286

Weighted average shares for diluted earnings per share	102,735	102,251	102,887	104,472

Options excluded due to exercise price in excess of average market price
Number outstanding	9,260	16,030	9,232	9,741
Weighted average exercise price	$23.47	$21.16	$23.48	$23.42

Restricted stock units excluded due to performance conditions not probable of being achieved
Number outstanding	432	187	432	187
Weighted average exercise price	$18.13	$21.61	$18.13	$21.61

(3)	On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

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

(4)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights, the basis of which is Belo’s long-term performance. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders.

Share-based compensation cost was $2,798 and $2,863, for the three months ended September 30, 2007 and 2006, respectively, and $12,372 and $11,268, for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in equity for share-based compensation arrangements was $39 for the three months ended September 30, 2007. There was no income tax benefit recognized in the three months ended September 30, 2006. The total income tax benefit recognized in equity for share-based compensation arrangements was $714 and $296, for the nine months ended September 30, 2007 and 2006, respectively.

(5)	The Company froze benefits under its defined benefit pension plan (Pension Plan) effective March 31, 2007. As part of the Pension Plan curtailment, the Company announced that it will provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan for the benefit of those employees affected by these changes who remain with the Company.

The net periodic pension (income) cost for the three and nine months ended September 30, 2007 and 2006 includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Service cost — benefits earned during the period	$25	$2,659	$1,860	$8,684
Interest cost on projected benefit obligation	7,157	7,202	21,790	21,531
Expected return on assets	(9,106)	(8,437)	(27,280)	(25,589)
Amortization of net loss	233	1,874	1,192	5,313
Amortization of unrecognized prior service cost	—	154	—	462

Net periodic pension cost (credit)	$(1,691)	$3,452	$(2,438)	$10,401

In the first nine months of 2007, the Company did not make any contributions to its Pension Plan. The Company does not expect to make any contributions to the plan during 2007.

(6)	For the three and nine months ended September 30, 2007 and 2006, total comprehensive income was comprised as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Net earnings	$18,758	$19,218	$70,631	$79,177
Other comprehensive income (loss):
Pension benefit obligation adjustments, net of taxes of $168 and $503, respectively	(312)	—	(936)	—

Other comprehensive income (loss)	(312)	—	(936)	—

Comprehensive income	$18,446	$19,218	$69,695	$79,177

(7)	Long-term debt consists of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

7-1/8% Senior Notes Due June 1, 2007	$—	$234,477
8% Senior Notes Due November 1, 2008	350,000	350,000
6-3/4% Senior Notes Due May 30, 2013	249,056	248,957
7-3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7-1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Total fixed-rate debt	$1,049,056	$1,283,434
Revolving credit agreement, including short-term unsecured notes	126,000	—
Uncommitted line of credit	27,755	—

Total long-term debt	$1,202,811	$1,283,434

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

Net operating revenues and segment EBITDA by segment, along with a reconciliation of total segment EBITDA to net earnings, for the three and nine months ended September 30, 2007 and 2006 are shown below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Net Operating Revenues
Television Group	$182,409	$179,137	$558,980	$547,155
Newspaper Group	181,940	197,258	549,929	604,520

Total net operating revenues	$364,349	$376,395	$1,108,909	$1,151,675

Segment EBITDA
Television Group	$70,582	$69,853	$219,332	$220,011
Newspaper Group	30,667	34,731	97,875	107,546
Corporate	(23,707)	(24,315)	(70,298)	(69,177)

Total segment EBITDA	$77,542	$80,269	$246,909	$258,380
Other income, net	1,618	260	10,231	9,960
Depreciation and amortization	(25,852)	(23,662)	(75,634)	(71,924)
Interest expense	(23,608)	(24,944)	(72,007)	(73,036)
Income taxes	(10,942)	(12,705)	(38,868)	(44,203)

Net earnings	$18,758	$19,218	$70,631	$79,177

(9)	On August 23, 2004, August 26, 2004 and October 5, 2004, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, Dennis A. Williamson, all of whom are current or retired executive officers of Belo, and James M. Moroney III, an executive officer of The Dallas Morning News. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiffs’ complaint as to defendants John L. Sander, Dunia A. Shive and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. On September 19, 2007, plaintiffs filed their motion for class certification. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intend to defend vigorously against them.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current or former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken in the proceeding unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court’s order was not a dismissal with prejudice.

On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against the Company in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to defend vigorously against it.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

In 2004, the staff of the Securities and Exchange Commission (the “SEC”) notified the Company that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. On October 1, 2007, the staff sent counsel for the Company a letter stating that the inquiry has been completed and that the staff does not intend to recommend any enforcement action by the SEC.

(10)	In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to the new Dallas Morning News distribution and collating facility in southern Dallas. As of September 30, 2007, all amounts relating to the contract have been paid and the contract is complete. The contract provided for total payments of approximately $16,055, of which approximately $61 and $5,059 was paid during the three months ended September 30, 2007, and 2006, respectively and approximately $2,338 and $8,560 was paid during the nine months ended September 30, 2007 and 2006, respectively.

Bill Solomon, a member of Belo’s Board of Directors, was, when the contract was entered into, Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

(11)	On September 14, 2006, the Company completed a voluntary severance program for newsroom employees at The Dallas Morning News. The voluntary severance affected approximately 112 positions. The total charge for severance costs and other expenses related to this reduction in workforce is approximately $6,491 of which $5,364 was recorded in the third quarter of 2006. In April 2006, the Company announced its technology optimization initiative. Part of this initiative was the elimination of approximately 60 positions. The total charge for severance costs and other expenses related to this initiative is expected to be approximately $1,742 of which $1,368 was recorded in the third quarter of 2006. Approximately $1,275 of the technology initiative charges were recorded in the Newspaper Group with the remaining amount recorded in corporate expenses. Of the $6,732 in charges recorded in salaries, wages and employee benefits as of September 30, 2006, approximately $4,920 was paid in the third quarter with the majority of the remainder paid by December 31, 2006.

(12)	On October 1, 2007, the Company announced a plan to distribute its newspaper and related businesses to its shareholders by creating a separate public company, A. H. Belo Corporation (A. H. Belo), to hold the transferred businesses. In anticipation of the distribution, A. H. Belo and the Company will enter into a separation and distribution agreement under which the Company will transfer all of the assets and liabilities associated with its newspaper and related businesses to A. H. Belo. The assets and liabilities transferred to A. H. Belo will be recorded at historical cost as a reorganization of entities under common control. Management expects that the shares of A. H. Belo will be distributed to Belo shareholders in the form of a tax-free dividend. Shareholders who own shares of the Company’s Series A common stock or the Company’s Series B common stock on the record date will receive shares of A. H. Belo Series A common stock or A. H. Belo Series B common stock, respectively, based on the distribution ratio, which will be determined prior to the distribution. The distribution will result in A. H. Belo operating as a separate entity with publicly-traded common stock. The Company will not have any ownership interest in A. H. Belo subsequent to the distribution, but will continue to conduct business with A. H. Belo pursuant to various inter-company agreements.

Consummation of the distribution is subject to several conditions, including receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution, receipt of NYSE listing and other regulatory approvals, and the effectiveness of a registration statement on Form 10 filed with the SEC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
              (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.
Overview
Belo Corp. (“Belo” or the “Company”), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest media companies with a diversified group of market-leading television broadcasting, newspaper publishing, cable news and interactive media operations. A Fortune 1000 company with approximately $1.6 billion in revenues for the year ended December 31, 2006, Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (“LMA”). In addition, Belo owns two regional and two local cable news channels and holds ownership interests in two others. Belo’s daily newspapers are The Dallas Morning News, The Providence Journal, The Press-Enterprise (Riverside, CA) and the Denton Record-Chronicle (Denton, TX). Belo operates more than 30 Web sites, participates in several interactive alliances and offers a broad range of Internet-based products.
On October 1, 2007, the Company announced a plan to distribute its newspaper and related businesses to its shareholders by creating a separate public company, A. H. Belo Corporation (A. H. Belo), to hold the transferred businesses. In anticipation of the distribution, A. H. Belo and the Company will enter into a separation and distribution agreement under which the Company will transfer all of the assets and liabilities associated with its newspaper and related businesses to A. H. Belo. The assets and liabilities transferred to A. H. Belo will be recorded at historical cost as a reorganization of entities under common control. Management expects that the shares of A. H. Belo will be distributed to Belo shareholders in the form of a tax-free dividend. Shareholders who own shares of the Company’s Series A common stock or the Company’s Series B common stock on the record date will receive shares of A. H. Belo Series A common stock or A. H. Belo Series B common stock, respectively, based on the distribution ratio, which will be determined prior to the distribution. The distribution will result in A. H. Belo operating as a separate entity with publicly-traded common stock. The Company will not have any ownership interest in A. H. Belo subsequent to the distribution, but will continue to conduct business with A. H. Belo pursuant to various inter-company agreements. It is expected that A. H. Belo Series A shares will be listed on the New York Stock Exchange (NYSE) under the ticker symbol AHC, while the A. H. Belo Series B shares will not be listed or traded on any exchange.
Consummation of the distribution is subject to several conditions, including receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution, receipt of NYSE listing and other regulatory approvals, and the effectiveness of a registration statement on Form 10 filed with the Securities and Exchange Commission (SEC). Investors and shareholders can obtain copies of the Form 10 for A. H. Belo (including the risk factors set forth therein and detailed information pertaining to A. H. Belo) without charge at the SEC’s website: www.sec.gov. The Form 10 is preliminary and subject to change.
Belo operates its business in two primary reporting segments, the Television Group and the Newspaper Group. The Television Group consists of the Company’s 20 television stations, one station operated under an LMA and four cable news channels, along with its ownership interests in two other cable news channels along with related web sites. The Newspaper Group consists of the Company’s four daily newspapers, various niche publications in the same markets and Belo’s direct mail and commercial printing businesses and related web sites. Both segments operate within the United States and compete against similar and other types of media on a local, regional and national basis.
The following tables set forth the Company’s major media assets by segment as of September 30, 2007:

Television Group

			Year				Number of			Station
		Station/	Belo				Commercial	Station		Audience
	Market	News	Acquired/	Network	Analog	Digital	Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	5	WFAA	1950	ABC	8	8.1	16	1		8
Dallas/Fort Worth	5	TXCN	1999	IND	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	11.1	15	1		9
Phoenix	12	KTVK	1999	IND	3	3.1	13	1	*	7
Phoenix	12	KASW	2000	CW	61	61.1	13	6	*	3
Seattle/Tacoma	14	KING	1997	NBC	5	5.1	13	1		10
Seattle/Tacoma	14	KONG	2000	IND	16	16.1	13	6		2
Seattle/Tacoma	14	NWCN	1997	IND	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	4.1	8	2		10
Portland	23	KGW	1997	NBC	8	8.1	8	1		10
Charlotte	25	WCNC	1997	NBC	36	36.1	8	3		6
San Antonio	37	KENS	1997	CBS	5	5.1	10	2		9
San Antonio(5)	37	KCWX	—	CW	2	N/A	10	8	*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	13.1	8	1	*	10
Louisville	48	WHAS	1997	ABC	11	11.1	7	2	*	9
Austin	51	KVUE	1999	ABC	24	24.1	7	1		8
New Orleans (6)	53	WWL	1994	CBS	4	4.1	8	1		14
New Orleans(7)	53	WUPL	2007	MNTV	54	54.1	8	6	*	1
Tucson	68	KMSB	1997	FOX	11	11.1	9	4		4
Tucson	68	KTTU	2002	MNTV	18	18.1	9	5	*	2
Spokane	77	KREM	1997	CBS	2	2.1	7	2		11
Spokane	77	KSKN	2001	CW	22	22.1	7	5		2
Boise(8)(9)	113	KTVB	1997	NBC	7	7.1	5	1		19

*	Tied with one or more stations in the market.

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the September 2007 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the July 2007 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the July 2007 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	WWL also produces “Channel 15 NewsWatch,” an around-the-clock local news and weather cable channel.

(7)	On February 26, 2007, Belo purchased WUPL-TV. Included in the purchase was WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, in 2003 KTVB launched “24/7 Local News Channel,” an around-the-clock local news and weather channel.

Newspaper Group

		Belo Acquired	Daily		Sunday
Newspaper	Location	/Started	Circulation(1)		Circulation

The Dallas Morning News	Dallas, TX	October 1885	409,968	(2)	563,079	(2)
The Providence Journal	Providence, RI	February 1997	155,155	(3)	205,102	(3)
The Press-Enterprise	Riverside, CA	July 1997	173,015	(4)	178,062	(4)
Denton Record-Chronicle	Denton, TX	June 1999	13,209	(5)	16,028	(5)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.

(2)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit.

(3)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-five weeks ended March 25, 2007, as filed with the Audit Bureau, subject to audit.

(4)	Average paid circulation data for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Audit Bureau, subject to audit.

(5)	Average paid circulation for the Denton Record-Chronicle is obtained from its Publisher’s Statement for the six months ended March 31, 2007, as filed with the Certified Audit of Circulations, subject to audit.
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
Results of Operations
(Dollars in thousands, except share and per share amounts)
Consolidated Results of Operations

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Net operating revenues	$364,349	(3.2%)	$376,395	$1,108,909	(3.7%)	$1,151,675
Operating costs and expenses	312,659	(2.2%)	319,788	937,634	(2.9%)	965,219

Earnings from operations	51,690	(8.7%)	56,607	171,275	(8.1%)	186,456
Other income (expense)	(21,990)	(10.9%)	(24,684)	(61,776)	(2.1%)	(63,076)

Earnings before income taxes	29,700	(7.0%)	31,923	109,499	(11.3%)	123,380
Income taxes	(10,942)	(13.9%)	(12,705)	(38,868)	(12.1%)	(44,203)

Net earnings	$18,758	(2.4%)	$19,218	$70,631	(10.8%)	$79,177

Total net operating revenue decreased $12,046, or 3.2 percent, from $376,395 in the third quarter 2006 to $364,349 in the third quarter 2007 due to revenue decreases of $15,318 in the Newspaper Group primarily related to decreases in advertising revenues partially offset by an increase of $3,272 in the Television Group primarily related to increases in local spot advertising revenue, Internet advertising revenue and retransmission fees.
Total net operating revenue decreased $42,766, or 3.7 percent, from $1,151,675 in the nine months ended September 30, 2006, to $1,108,909 in the nine months ended September 30, 2007 due to revenue decreases of $54,591 in the Newspaper Group primarily related to decreases in advertising revenues partially offset by an increase of $11,825 in the Television Group primarily related to increases in local and national spot advertising revenue, Internet advertising revenue and retransmission fees.
Operating costs and expenses decreased $7,129, or 2.2 percent, from $319,788 in the third quarter 2006 to $312,659 in the third quarter 2007. Salaries, wages and employee benefits expense decreased $8,237, or 5.7 percent, in the third quarter 2007 as compared to the prior year period. This decrease was primarily due to the reduction in force recorded in the third quarter 2006. In addition, a decrease in estimated pension expense of $3,076 resulted from the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs increased $4,399, or 3.7 percent, in the third quarter 2007 as compared to the third quarter 2006, primarily due to an increase of $5,551 in outside services, of which approximately $2,254 is related to the planned distribution of the Company’s newspaper and related businesses discussed above. The remaining increase is primarily due to an increase in consulting costs related to the Company’s decision to outsource the technical maintenance and support of its financial, payroll and tax software applications. Newsprint, ink and other supplies decreased $5,481, or 17.8 percent, in the third quarter 2007 as compared to the year-earlier period primarily due to lower newsprint costs, which is a combination of lower prices and lower volume.
Operating costs and expenses decreased $27,585, or 2.9 percent, from $965,219 in the nine months ended September 30, 2006 to $937,634 in the nine months ended September 30, 2007. Salaries, wages and employee benefits expense decreased $20,160, or 4.6 percent, in the nine months ended September 30, 2007 as compared to the prior year period. This decrease was primarily due to lower salaries and benefits of $7,384 resulting from lower headcount and a decrease of $6,251 related to the reduction in force described above. In addition, a decrease in estimated pension expense of $7,944 was primarily due to the Company’s curtailment of its defined benefit pension plan and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs increased $12,072, or 3.4 percent, in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to an increase of $12,966 in outside services, of which approximately $2,254 is related to the planned distribution of the Company’s newspaper and related businesses discussed above and the remaining primarily attributable to costs associated with technology outsourcing announced in the third quarter 2006. Newsprint, ink and other supplies decreased $23,207, or 22.8 percent, in the nine months ended September 30, 2007 as compared to the year-earlier period primarily due to lower newsprint costs, which is a combination of lower prices and lower volume.
Other income, net increased $1,358 and $271, in the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. During 2006, the Company recorded a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts. This gain was partially offset by the receipt during 2007 of a $4,000 insurance settlement related to losses suffered from Hurricane Katrina.
Income taxes decreased $1,763, or 13.9 percent and $5,335, or 12.1 percent, for the three and nine months ended September 30, 2007, respectively, compared with the three and nine months ended September 30, 2006, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. In future periods, estimated state taxes related to the State of Texas margin tax are expected to increase.
As a result of the factors discussed above, net earnings for the three months ended September 30, 2007 decreased to $18,758 (18 cents per share) from $19,218 (19 cents per share) in the three months ended September 30, 2006. Net earnings for the nine months ended September 30, 2007 decreased to $70,631 (69 cents per share) from $79,177 (76 cents per share) for the nine months ended September 30, 2006.
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

The following table presents a reconciliation of Consolidated EBITDA to net earnings for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Consolidated EBITDA	$79,160	(1.7%)	$80,529	$257,140	(4.2%)	$268,340
Depreciation and amortization	(25,852)	9.3%	(23,662)	(75,634)	5.2	(71,924)
Interest expense	(23,608)	(5.4%)	(24,944)	(72,007)	(1.4%)	(73,036)
Income taxes	(10,942)	(13.9%)	(12,705)	(38,868)	(12.1%)	(44,203)

Net earnings	$18,758	(2.4%)	$19,218	$70,631	(10.8%)	$79,177

Consolidated EBITDA decreased $1,369, or 1.7 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to a decrease in Newspaper Group segment EBITDA of $4,064, or 11.7 percent, partially offset by an increase in Television Group segment EBITDA of $729, or 1.0 percent, a decrease in corporate costs and expenses of $608, or 2.5 percent, and an increase in other income (expense), net of $1,358.
Consolidated EBITDA decreased $11,200, or 4.2 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to a decrease of $9,671, or 9.0 percent, in Newspaper Group segment EBITDA, a decrease of $679, or 0.3 percent, in Television Group segment EBITDA, and increase in Corporate expenses of approximately $1,120, or 1.6 percent, partially offset by an increase in other income (expense), net of $271.
Television Group
The following discussion reviews segment results for the Company’s Television Group, which currently consists of 20 owned stations and one station operated through an LMA, plus four wholly-owned cable news channels. The Television Group’s operating results for the three and nine months ended September 30, 2007, as compared with the three and nine months ended September 30, 2006, were as follows:

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Net operating revenues	$182,409	1.8%	$179,137	$558,980	2.2%	$547,155
Segment costs and expenses	111,827	2.3%	109,284	339,648	3.8%	327,144

Segment EBITDA(a)	$70,582	1.0%	$69,853	$219,332	(0.3%)	$220,011

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Television Group revenues increased 1.8 percent and 2.2 percent for the three and nine months ended September 30, 2007, over the three and nine months ended September 30, 2006, respectively. The table below presents the components of net operating revenues for the three and nine months ended September 30, 2007, as compared with the three and nine months ended September 30, 2006:

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Non-political advertising	$166,880	4.4%	$159,879	$516,170	3.8%	$497,342
Political advertising	3,230	(57.0%)	7,505	6,204	(59.8%)	15,418
Other	12,299	4.6%	11,753	36,606	6.4%	34,395

Net operating revenues	$182,409	1.8%	$179,137	$558,980	2.2%	$547,155

Non-political advertising revenues increased $7,001, or 4.4 percent, in the third quarter 2007 as compared to the third quarter 2006. This increase is a combination of a $4,302, or 2.8 percent, increase in local and national spot revenue and a $1,970, or 41.4 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the third quarter 2006. Spot revenue increases in the home improvement, telecommuni-cations, food products, and legal services categories were partially offset by decreases in the health and beauty category. The spot revenue increases were partially offset by a decrease in political advertising revenues. Political advertising revenues decreased $4,275, or 57.0 percent, in the third quarter 2007 as compared with the third quarter 2006. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices.
Non-political advertising revenues increased $18,828, or 3.8 percent, in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase is a combination of a $11,491, or 2.4 percent, increase in local and national spot revenue and a $5,439, or 40.3 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the nine months ended September 30, 2006. Spot revenue increases in the home improvement, telecommunications, restaurant, entertainment and financial services categories were partially offset by decreases in the automotive, department store, and petroleum products categories. The spot revenue increases were partially offset by a decrease in political advertising revenues. Political advertising revenues decreased $9,214, or 59.8 percent, in the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices. Other revenues increased primarily due to rate increases in retransmission fees.
Segment Costs and Expenses
Television Group segment costs and expenses increased $2,543, or 2.3 percent, in the third quarter 2007 compared to the year-earlier period, primarily due to increases in salaries, wages and employee benefits. The increase in salaries, wages and employee benefit expenses is primarily due to higher full-time salary and medical expenses partially offset by a decrease in pension expense resulting from the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. The Television Group’s other production and distribution expenses remained consistent with the prior year period. Segment EBITDA for the Television Group increased $729, or 1.0 percent, in the third quarter 2007 compared to the prior year period primarily as a result of the increase in non-political advertising revenues.
Television Group segment costs and expenses increased $12,504, or 3.8 percent, in the nine months ended September 30, 2007 compared to the year-earlier period, primarily due to increases in salaries, wages and employee benefits and other production and distribution expenses. The increase in salaries, wages and employee benefit expenses is primarily due to higher full-time salary, medical and workers compensation expenses partially offset by a decrease in pension expense resulting from the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. Other production and distribution expenses increased $8,211, or 5.4 percent, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increases in consulting costs related to the technology outsourcing announced in the second quarter 2006 and an increase in programming expense due to increased rates for syndicated programming. Segment EBITDA for the Television Group decreased $679, or 0.3 percent, in the nine months ended September 30, 2007 compared to the prior year period primarily as a result of the increase in expenses.

Newspaper Group
The following discussion reviews segment results for the Company’s Newspaper Group, which includes four daily newspapers, various niche publications, direct mail and commercial printing. Discussion of the three major newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s operating results for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, were as follows:

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Net operating revenues	$181,940	(7.8%)	$197,258	$549,929	(9.0%)	$604,520
Segment costs and expenses	151,273	(6.9%)	162,527	452,054	(9.0%)	496,974

Segment EBITDA(a)	$30,667	(11.7%)	$34,731	$97,875	(9.0%)	$107,546

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation and amortization. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).
Net Operating Revenues
Newspaper Group revenues decreased 7.8 percent and 9.0 percent in the three and nine months ended September 30, 2007, respectively, as compared with the three and nine months ended September 30, 2006. The table below presents the components of Newspaper Group net operating revenues for those periods:

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006

Advertising	$147,511	(8.7%)	$161,562	$447,160	(10.0%)	$496,738
Circulation	28,210	(3.5%)	29,229	83,721	(3.9%)	87,150
Other	6,219	(3.8%)	6,467	19,048	(7.7%)	20,632

Net operating revenues	$181,940	(7.8%)	$197,258	$549,929	(9.0%)	$604,520

Advertising revenues accounted for approximately 81 percent of total Newspaper Group revenues for the three and nine months ended September 30, 2007, compared to approximately 82 percent for the three and nine months ended September 30, 2006. Circulation revenue accounted for approximately 15 percent of total Newspaper Group revenues for the three months ended September 30, 2007 and 2006 and 15 percent and 14 percent for the nine months ended September 30, 2007 and 2006, respectively. For each of the periods, direct mail and commercial printing made up most of the remainder of Newspaper Group revenues.
Net operating revenues for The Dallas Morning News decreased $6,122, or 5.2 percent, in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Advertising revenues decreased by $6,055, or 6.3 percent, in the three months ended September 30, 2007, when compared to the three months ended September 30, 2006. Classified advertising revenues decreased $3,604, or 13.2 percent, in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to decreases in the real estate, automotive and employment categories. Retail advertising revenue decreased $2,673, or 12.1 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to a decrease in the furniture and professional services categories. General advertising revenues decreased $2,468, or 18.0 percent, primarily due to decreases in the automotive and telecommunications categories. Circulation revenue was relatively flat for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.
Net operating revenues for The Dallas Morning News decreased by $26,458, or 7.2 percent, in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. Advertising revenues decreased by $25,153, or 8.5 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. General advertising revenues decreased $11,282, or 24.7 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to decreases in the financial, telecommunications and automotive categories. Classified advertising revenues decreased $11,272, or 13.3 percent, primarily due to decreases in the real estate, automotive and employment categories. Retail advertising revenue decreased $4,946, or 7.8 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to a decrease in the furniture category. These decreases were partially offset by a $1,453, or 10.5 percent, increase in part-run advertising. Circulation revenue decreased $1,037, or 2.0 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.
Net operating revenues for The Providence Journal decreased by $1,414, or 3.6 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Advertising revenues decreased $1,226, or 3.8 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Classified advertising revenue decreased $1,449, or 12.6 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to decreases in the employment and real estate categories. Retail advertising revenues decreased $556, or 5.4 percent, due to decreases in the automotive, furniture and home accessories, gaming, department and drug store, and travel and transportation categories. General advertising revenues decreased $352, or 61.0 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to decreases in the automotive and financial categories. Circulation revenue remained consistent in the three months ended September 30, 2007, compared to the three months ended September 30, 2006.
Net operating revenues for The Providence Journal decreased by $7,783, or 6.5 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Advertising revenues decreased $6,322, or 6.4 percent, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Classified advertising revenue decreased $3,973, or 11.8 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to decreases in the employment and real estate categories. Retail advertising revenues decreased $2,246, or 7.1 percent, due to decreases in the department store, gaming, furniture and home accessories, drug stores and building and home improvement categories for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. General advertising revenues decreased $1,031, or 47.1 percent, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to decreases in the automotive and travel and transportation categories. Circulation revenue declined $1,209, or 6.0 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to lower overall circulation.
Net operating revenues for The Press-Enterprise decreased by $7,781, or 19.9 percent, in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Total advertising revenues decreased $6,774, or 20.7 percent, in the three months ended September 30, 2007, compared with the three months ended September 30, 2006. Classified advertising revenues decreased $5,987, or 38.4 percent, primarily due to decreases in the employment, real estate and automotive categories. Part-run advertising decreased $447, or 14.6 percent, primarily due to decreases in the furniture and home improvement categories. Retail and general advertising decreased only slightly in the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. Circulation revenue at The Press-Enterprise decreased $833, or 16.7 percent, when comparing the three months ended September 30, 2007, to the three months ended September 30, 2006 primarily due to lower overall circulation. Commercial printing and other revenue at The Press-Enterprise declined $175, or 13.9 percent, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.
Net operating revenues for The Press-Enterprise decreased $20,349, or 17.1 percent, in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. Total advertising revenues decreased $18,102, or 18.1 percent, in the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006. Classified advertising revenues decreased $13,435, or 29.0 percent, primarily due to decreases in the employment, real estate and automotive categories. Retail advertising revenues decreased $2,212, or 15.3 percent, primarily due to decreases in the department store, home improvement, home furnishings and discount categories. Part-run advertising decreased $1,329, or 14.3 percent, primarily due to decreases in the furniture and home improvement categories. General advertising revenues decreased $972, or 11.6 percent, in the nine months ended September 30, 2007, when compared with the nine months ended September 30, 2006, primarily due to decreases in the financial and automotive categories. Circulation revenue at The Press-Enterprise decreased

$1,184, or 8.2 percent, when comparing the nine months ended September 30, 2007, to the nine months ended September 30, 2006. Commercial printing and other revenue at The Press-Enterprise declined $1,063, or 24.8 percent, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.
Segment Costs and Expenses
Newspaper Group segment costs and expenses decreased $11,254, or 6.9 percent, in the three months ended September 30, 2007, as compared to the prior year period primarily due to decreases in salaries, wages and employee benefits and newsprint, ink and other supplies, partially offset by an increase in other production, distribution and operating costs. Salaries, wages and employee benefits decreased $8,682, or 11.4 percent, primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006 which reduced headcount. In addition to the voluntary severance program, the Newspaper Group recognized a reduction in estimated pension expense of approximately $1,721 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. These decreases were partially offset by an increase in workers’ compensation expense. Newsprint, ink and other supplies decreased $5,451, or 17.9 percent, primarily due to lower newsprint costs which is a combination of lower prices and lower volume, due in part to the Company’s strategic decisions to reduce third party circulation for its publications and to reduce the geographic distribution area for The Dallas Morning News. Other production, distribution and operating costs increased $2,879, or 5.2 percent, primarily due to increases related to the incremental costs associated with the technology outsourcing announced in the third quarter 2006. As a result of the items discussed above, segment EBITDA for the Newspaper Group decreased $4,064, or 11.7 percent, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Newspaper Group segment costs and expenses decreased $44,920, or 9.0 percent, in the nine months ended September 30, 2007, as compared to the prior year period primarily due to decreases in newsprint, ink and other supplies and salaries, wages and employee benefits. Newsprint, ink and other supplies decreased $23,176, or 23.0 percent, primarily due to lower newsprint costs which is a combination of lower prices and lower volume due in part to the Company’s strategic decisions to reduce third party circulation for its publications and to reduce the geographic distribution area for The Dallas Morning News. Salaries, wages and employee benefits decreased $21,298, or 9.5 percent, primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006. In addition to the voluntary severance program, the Newspaper Group recognized a reduction in estimated pension expense of approximately $4,804 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007 and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs remained consistent with the prior year period. As a result of the items discussed above, segment EBITDA for the Newspaper Group decreased $9,671, or 9.0 percent, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Corporate
Corporate costs and expenses decreased $608, or 2.5 percent, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The decrease is net of $2,254 of incremental costs related to the planned distribution of the Company’s newspaper and related businesses discussed above. Corporate costs and expenses increased $1,120, or 1.6 percent, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to $2,254 of incremental costs incurred related to the planned distribution of the Company’s newspaper and related businesses discussed above and a charitable contribution of $2,450 attributable to the donation of a tract of land to benefit the City of Dallas, Texas in the second quarter 2007.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $139,359 in the nine months ended September 30, 2007 compared with $166,116 in the nine months ended September 30, 2006. The changes in cash flows from operations were primarily caused by routine changes in our working capital requirements. The Company used net cash provided by operations and proceeds from stock option exercises to fund capital expenditures, make dividend payments and purchase treasury shares.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used for investing activities were $48,793 in the nine months ended September 30, 2007 compared with $58,440 in the nine months ended September 30, 2006. These cash flows are primarily attributable to capital expenditures and investments as more fully described below.
Capital Expenditures
Total capital expenditures were $41,023 in the nine months ended September 30, 2007 compared with $62,562 in the nine months ended September 30, 2006. These were primarily for Television Group and Newspaper Group facilities and equipment and the building projects mentioned below.
In the first quarter 2007, the Company took possession of the new distribution and collating facility for The Dallas Morning News in southern Dallas. The total cost of the land, land improvements, buildings and equipment is projected to be approximately $50,000. Of the total estimated costs, approximately $48,173 has been incurred since the beginning of the project and approximately $214 and $4,625 has been incurred in the three and nine months ended September 30, 2007, respectively.
In the first quarter 2007, The Press-Enterprise moved into its new 150,000 square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. The total cost of the project is projected to be approximately $40,000. Of the total estimated costs, approximately $35,522 has been incurred since the beginning of the project and approximately $691 and $8,439 has been incurred in the three and nine months ended September 30, 2007, respectively.
Acquisition
On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.
Financing Cash Flows
Net cash flows used for financing activities were $122,990 in the nine months ended September 30, 2007 compared to $97,373 in the nine months ended September 30, 2006. The 2007 cash flows used are primarily attributable to dividends on common stock and to a lesser extent than prior years, repurchase of treasury stock as more fully described below. The 2006 cash flows are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock.
Long-Term Debt
At September 30, 2007, Belo had $1,049,056 in fixed-rate debt securities as follows: $350,000 of 8% Senior Notes due 2008; $249,056 of 6-3/4% Senior Notes due 2013, $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5 percent. On June 1, 2007, the Company repaid the remaining outstanding balance of the 7-1/8% Senior Notes of $234,477 at their maturity using available cash balances and borrowings under the Company’s variable-rate revolving credit facility and its uncommitted lines of credit.
At September 30, 2007, the Company had a $1,000,000 variable-rate revolving credit facility under which borrowings were $126,000. The Company is required to maintain certain ratios as of the end of each quarter, as defined in its revolving credit agreement. As of September 30, 2007, the Company was in compliance with all debt covenant requirements. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. The weighted average effective annual interest rate for this credit facility, which includes a .125 percent commitment fee, is 6.3 percent as of September 30, 2007.
In addition, the Company has uncommitted lines of credit of $60,000, of which $27,755 was outstanding at September 30, 2007. The uncommitted lines of credit have variable interest rates. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term debt in the Company’s financial statements. As of September 30, 2007, the weighted average effective annual interest rate for borrowings under the lines of credit was 5.8 percent. All unused borrowings under the Company’s revolving credit facility and the uncommitted lines of credit were available for borrowing as of September 30, 2007.
Dividends
On September 7, 2007, the Company paid second quarter 2007 dividends of $12,780, or 12.5 cents per share, on Series A and Series B common stock outstanding, to shareholders of record on August 17, 2007. On June 1, 2007, the Company paid first quarter 2007 dividends of $12,778, or 12.5 cents per share, on Series A and Series B common stock outstanding, to shareholders of record on May 11, 2007. On March 2, 2007, the Company paid fourth quarter 2006 dividends of $12,787, or 12.5 cents per share, on Series A and Series B common stock outstanding, to shareholders of record on February 9, 2007.
On September 28, 2007, the Company declared third quarter 2007 dividends of 12.5 cents per share, on Series A and Series B common stock outstanding, to be paid on December 7, 2007 to shareholders of record on November 16, 2007.
Share Repurchase Program
In December 2005, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of common stock. As of September 30, 2007, the Company had 13,221,716 remaining shares under this repurchase program authority. In addition, Belo has a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. There is no expiration date for these repurchase programs. The Company did not repurchase any shares of Series A or Series B common stock during the quarter ended September 30, 2007.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the execution, timing, costs, consequences (including tax consequences), and other effects of the distribution of the newspaper and related businesses of the Company; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and newsprint prices; newspaper circulation matters, including changes in readership patterns and demography, and audits and related actions by the Audit Bureau of Circulations; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions and dispositions; the effects of Company acquisitions and dispositions; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the SEC, including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
During the quarter ended September 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal controls over financial reporting.
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
PART II
Item 1. Legal Proceedings
In addition to the disclosure below and the proceedings disclosed previously (see Note 9 to the Consolidated Condensed Financial Statements in Part I, Item 1), a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
In 2004, the staff of the SEC notified the Company that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. On October 1, 2007, the staff sent counsel for the Company a letter stating that the inquiry has been completed and that the staff does not intend to recommend any enforcement action by the SEC.
On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against the Company in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to defend vigorously against it.
Item 1A. Risk Factors
Set forth below is a discussion of the material changes in the Company’s risk factors as previously disclosed in Item 1A of Part I of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006 (2006 10-K). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in the 2006 Form 10-K.
On October 1, 2007, the Company announced a plan to distribute its newspaper and related businesses to its shareholders by creating a separate public company. Consummation of the distribution is subject to several conditions, including receipt from the IRS of a private letter ruling regarding the tax-free treatment of the distribution, receipt of NYSE listing approval, and the effectiveness of a registration statement filed with the SEC. There can be no assurance that the distribution will occur in accordance with the announced plan or at all, and there are uncertainties regarding the execution, timing, costs, consequences (including tax consequences), and other effects of the distribution.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years.
Issuer Purchases of Equity Securities
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

Exhibit
Number	Description

3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))

3.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))

Exhibit
Number	Description

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:
(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2) *	(a) $200 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(a) to the 2nd Quarter 1997 Form 10-Q)

*	(b) $100 million 7-1/8% Senior Note due 2007 (Exhibit 4.6(3)(b) to the 2nd Quarter 1997 Form 10-Q)

(3) *	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(4) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(5) *	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(6) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(7) *	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))

(8) *	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

(9) *	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(10) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

(11) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

(12) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent

(Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
~(1)	Belo Savings Plan:

	*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))

	*	(b)	First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated March 1, 2005 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))

	*	(c)	Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated December 1, 2005 (Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)

	*	(d)	Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated September 29, 2006 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598))

	*	(e)	Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated November 30, 2006 (Exhibit 10.2(1)(e) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598)(the “2006 Form 10-K”))

	*	(f)	Fifth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated May 7, 2007 (Exhibit 10.2(1)(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Securities and Exchange Commission File No. 001-08598))
~(2)	Belo 1986 Long-Term Incentive Plan:

	*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))

	*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

	*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

	*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

	*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

	*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

	*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

	*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

	~(7)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)

		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))

		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))

		*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the 2006 Form 10-K)

	~(8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.3 to the December 12, 2005 Form 8-K)

	~(9)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (Securities and Exchange Commission file No. 001-08598))

12	Statements re: Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
October 31, 2007	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer and Principal Financial Officer)

October 31, 2007	By:	/s/ Alison K. Engel
Alison K. Engel
Vice President/Corporate Controller (Principal Accounting Officer)