Form 10-K
period 2007-12-31
BELO CORP
filed 2008-02-29
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act) Yes  X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check in a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2007, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $1,849,350,952. *

Shares of Common Stock outstanding at January 31, 2008: 102,259,979 shares. (Consisting of 88,017,240 shares of Series A Common Stock and 14,242,739 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 13, 2008, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 1

BELO CORP.
FORM 10-K

PAGE 2  Belo Corp. 2007 Annual Report on Form 10-K

PART I

Item 1. Business

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842. At December 31, 2007, Belo was one of the nation’s largest media companies with a diversified group of market-leading television broadcasting and newspaper publishing operations, including interactive media and cable news operations. Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 20 television stations (six in the largest 14 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through a local marketing agreement (LMA). In addition, Belo owns two local and two regional cable news channels and holds ownership interests in two other cable news operations. At December 31, 2007, Belo’s primary daily newspapers were The Dallas Morning News, The Providence Journal and The Press-Enterprise (Riverside, CA) and Belo operated more than 30 news and information Web sites, in addition to participating in several interactive alliances and offering a broad range of Internet-based products.

The Company believes the success of its media franchises is built upon providing local and regional news, information and community service of the highest caliber for over 165 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

Financial information for each of the Company’s reportable segments can be found under Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, Note 18–Segment information.

Recent Developments

On September 28, 2007, the board of directors of Belo authorized management to pursue the distribution of its newspaper businesses and related assets into a separate public company. An important objective of the distribution was to allow each of the Company’s newspaper and television businesses to more efficiently obtain and allocate resources for its distinct business and to allow the management of each of these two businesses to focus on the opportunities and challenges specific to its particular operations. The distribution was completed on February 8, 2008, in the form of a pro-rata, tax-free dividend to Belo’s shareholders of 0.20 shares of A. H. Belo Corporation (A. H. Belo) common stock for each share of the Company’s common stock owned at the close of business on January 25, 2008.

In connection with the distribution, the Company undertook the following:

•	On October 1, 2007, Belo formed A. H. Belo as a wholly-owned subsidiary. On February 8, 2008, the Company contributed all of the stock of its subsidiaries engaged in the newspaper businesses and related assets to A. H. Belo.
•	On February 8, 2008, A. H. Belo became a separate, public company. The Company has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in the Company or in any television station or related businesses. Belo’s relationship with A. H. Belo is now governed by a separation and distribution agreement between the two companies, a services agreement and certain other agreements between the two companies or their respective subsidiaries. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Distribution of A. H. Belo.
•	In 2007, Belo incurred approximately $9,267 of expenses related to the distribution. In the first quarter of 2008, Belo will record a charge of approximately $848 related to the write-off of debt issuance costs connected to the amendment of the credit facility and an estimated charge of approximately $3,000 to $4,000 in expense related to the distribution.
•	In 2008, Belo (but not its shareholders) will recognize for tax purposes approximately $51,900 of previously deferred intercompany non-cash gains in connection with the distribution, resulting in a federal income tax obligation of approximately $18,000, and a state tax obligation that is not currently estimable and which is not expected to be material.
•	On February 8, 2008, the Company amended its senior revolving credit facility to reduce the capacity under that credit facility from $1,000,000 to $600,000. The terms of the new credit facility are more fully described in Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.
•	As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings. Belo Holdings is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries, and other non-cash transfers. As of the effective time of the distribution, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries.

See “Newspaper Group” below for a discussion of the Company’s newspaper group businesses included in the distribution.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 3

Television Group

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. During the next 52 years, through various transactions, Belo acquired 18 more television stations across the United States, which brought the total to 19 owned television stations in 15 U.S. markets. On February 26, 2007, Belo purchased WUPL-TV in New Orleans, Louisiana, its 20th owned television station. Belo also manages one station through a local marketing agreement (LMA) and has joint marketing and shared services agreements with the owner and operator of KFWD-TV, Channel 52, licensed to Fort Worth, Texas.

Belo is the nation’s 4th largest non-network owned television station group based on revenues and U.S. television household coverage. In the 15 U.S. markets in which Belo’s television stations operate, nine of Belo’s stations are ranked number one and four are ranked number two (including stations tied with one or more other stations in the market) in “sign-on/sign-off” audience rating, based on the November 2007 Nielsen Media Research report. Belo has six stations in the 14 largest U.S. markets and 13 stations in the 50 largest U.S. markets.

Belo’s stations are concentrated primarily in three high population growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/Fort Worth;
•	CBS affiliate KHOU-TV in Houston;
•	NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and
•	Independent KTVK-TV and The CW Network (CW) affiliate KASW-TV in Phoenix.

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 24 Alfred I. duPont-Columbia Awards, 20 George Foster Peabody Awards, and 31 Edward R. Murrow Awards–the industry’s most prestigious honors.

The following table sets forth information for the Company’s television stations (including the station operated through an LMA) and regional cable channels and their markets as of December 31, 2007:

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		11
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		11
Phoenix	12	KTVK	1999	IND	3	13	5		6
Phoenix	12	KASW	2000	CW	61	13	6	*	3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1		11
Seattle/Tacoma	14	KONG	2000	IND	16	13	6		2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2		13
Portland	23	KGW	1997	NBC	8	8	1		12
Charlotte	25	WCNC	1997	NBC	36	8	3		7
San Antonio	37	KENS	1997	CBS	5	10	2		11
San Antonio(5)	37	KCWX	—	CW	2	10	8	*	1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1		12
Louisville	48	WHAS	1997	ABC	11	7	1		12
Austin	51	KVUE	1999	ABC	24	7	1		12
New Orleans(6)	53	WWL	1994	CBS	4	8	1		18
New Orleans(7)	53	WUPL	2007	MNTV	54	9	6	*	1
Tucson	68	KMSB	1997	FOX	11	9	4		5
Tucson	68	KTTU	2002	MNTV	18	9	6		2
Spokane	77	KREM	1997	CBS	2	7	2		14
Spokane	77	KSKN	2001	CW	22	7	5		2
Boise(8)(9)	113	KTVB	1997	NBC	7	5	1		26

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2007 Nielsen Media Research report.
(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	Station rank is derived from the station’s rating, which is based on the November 2007 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.
(4)	Station audience share is based on the November 2007 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.
(5)	Belo operates KCWX-TV through a local marketing agreement.
(6)	WWL also produces “NewsWatch on Channel 15,” an around-the-clock local news and weather cable channel.
(7)	On February 26, 2007, Belo purchased WUPL-TV. Included in the purchase was WBXN-CA, a Class A television station in New Orleans, Louisiana.
(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(9)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” an around-the-clock local news and weather channel.

*	Tied with one or more other stations in the market.

PAGE 4  Belo Corp. 2007 Annual Report on Form 10-K

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2007, approximately 93 percent of total Television Group revenues were derived from advertising spot and Internet revenues with the largest percentage of the advertising spot and Internet revenues generated from the automotive category. Automotive advertising revenues totaled approximately 24 percent of total Television Group spot revenues in 2007.

Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2007 comScore Ratings, the Company has eight of the top 50 local television-affiliated Web sites in the U.S. Revenues for the Television Group’s interactive media in 2007 represented 3.7 percent of total Television Group advertising revenues and were derived principally from advertising on the various Television Group Web sites.

Pursuant to FCC rules, every three years local television stations must elect to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations and cable news channels, with some agreements having terms of more than three years. Approximately three percent of total television station revenues were derived from retransmission fees in 2007. The revenue received from retransmission agreements is recorded in the other revenue section of Television Group revenues.

The Company has a balanced portfolio of broadcast network-affiliated stations, with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large-market station associated with each network. As such, Belo’s Television Group revenue streams are not significantly affected by which broadcast network leads primetime. Belo also owns two independent (IND) stations, two CW affiliates, two MNTV affiliates and one FOX affiliate, and operates one additional CW affiliate through an LMA.

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. In connection with these network affiliation agreements, the Company’s stations may receive network compensation for broadcasting network programming. Each of these agreements has a stated expiration date, often several years after an agreement takes effect. Typically, but not always, negotiations regarding a renewal of an affiliation agreement occur a few months before expiration. In addition, some of the networks with which our stations are affiliated have required us and other broadcast groups, as a condition to the renewal of affiliation agreements, to reduce or eliminate network affiliate compensation and, in some cases, to make certain cash payments to the network, and to accept other material modifications of existing affiliation agreements. Approximately two percent of total Television Group revenues were derived from network compensation in 2007. Over time, network compensation is expected to decline.

The Company also owns two regional cable news operations, Texas Cable News (TXCN) in Dallas/Fort Worth, Texas, and Northwest Cable News (NWCN) in Seattle, Washington, and two local cable news operations, 24/7 NewsChannel (24/7) in Boise, Idaho and NewsWatch on Channel 15 in New Orleans, Louisiana. These operations provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations in Texas, Washington, Oregon, Idaho and Louisiana. The Company also operates, through joint ventures, two cable news channels in partnership with Cox Communications and other parties that provide local news coverage in Phoenix, Arizona (Arizona NewsChannel) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. During 2007, approximately two percent of total Television Group revenues were derived from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees.

Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is primarily related to programming content and advertising rates. The four major national television networks (ABC, NBC, CBS and FOX) are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Belo’s businesses may also compete with each other for national, regional and local advertising. Additionally, the Company’s competitors in the Television Group include other broadcast stations, cable and satellite television channels, local, regional and national newspapers, magazines, radio, direct mail, yellow pages, the Internet, mobile devices and other media. Advertising rates are set based upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the number of advertisers competing for the available time.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 5

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

Station Licenses.     The FCC grants television station licenses for terms of up to eight years. A television license must be renewed if the FCC finds that: (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that taken together, constitute a pattern of abuse. License renewal applications for KHOU, WFAA and KSKN are currently pending. Under the FCC’s rules, a license expiration date is automatically extended pending review and grant of the renewal application. The current license expiration dates for each of Belo’s television broadcast stations are listed below.

August 1, 2006	KHOU, WFAA
February 1, 2007	KSKN
October 1, 2012	WVEC
December 1, 2012	WCNC
June 1, 2013	WWL, WUPL
August 1, 2013	WHAS
February 1, 2014	KMOV
August 1, 2014	KENS, KVUE
October 1, 2014	KASW, KMSB, KTTU, KTVB, KTVK
February 1, 2015	KING, KONG, KGW(a), KREM

(a)	On December 22, 2006, the Oregon Alliance to Reform Media (Alliance) filed a petition to deny the license renewal applications of KGW as well as the seven non-Belo owned stations in Portland, Oregon, based on an alleged market-wide failure to broadcast a sufficient amount of news coverage of local elections in 2004. The FCC dismissed the petition and granted KGW’s license renewal and the Alliance now is seeking reconsideration of that decision. Belo believes that the petition is without merit and continues to oppose the Alliance’s efforts.

The licenses for stations KCWX and KFWD, to which the Company provides certain programming and other services, expire August 1, 2014.

Programming and Operations.     Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business and operations of broadcast stations.

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to provide at least three hours of children’s educational programming per week on their analog channels. The FCC has determined that the amount of children’s educational programming a digital television, or DTV, broadcaster must air will increase proportionally with the number of free video programming streams it broadcasts simultaneously or multicasts. The FCC also restricts commercialization of children’s programming, including certain promotions of other programs and displays of Web site addresses during children’s programming.

In November 2007, the FCC adopted an Order imposing new public file and public interest reporting requirements on broadcasters. Pursuant to these new requirements, which could take effect sometime during the first quarter of 2008, stations with Web sites will be required to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also will be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. The new standardized form will significantly increase recordkeeping requirements for television broadcasters. The Company expects that station owners and other parties will ask the FCC to reconsider the new reporting requirements and will seek to postpone their implementation.

In December 2007, the FCC issued a Report on Broadcast Localism and a Notice of Proposed Rulemaking. The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report seeks comment on a variety of other issues concerning localism including potential changes to the main studio rule, network affiliation rules, and sponsorship identification rules. Belo cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the Report.

The FCC’s Equal Employment Opportunity rules impose job information dissemination, recruitment, documentation and reporting requirements. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance.

PAGE 6  Belo Corp. 2007 Annual Report on Form 10-K

The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $33 to $325.

Digital Television.     In 1997, the FCC adopted rules for implementing DTV service. With certain limited exceptions, broadcasters holding licenses or construction permits for full-power television stations were temporarily assigned a second channel in order to provide DTV programming. Currently, all full-power stations licensed to Belo are broadcasting digitally. At the end of the DTV transition currently scheduled for February 17, 2009, analog television transmissions will cease, television broadcasters will surrender their analog spectrum to the government, and DTV channels will be reassigned to a smaller segment of the broadcast spectrum.

Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services. Under the FCC’s rules relating to must-carry rights of digital broadcasters, which apply to cable and certain DBS systems: (1) broadcasters are not entitled to carriage of both their analog and their digital streams during the transition; (2) digital-only stations are entitled to must-carry rights; and (3) a digital-only station asserting must-carry rights is entitled to carriage of only a single programming stream and other “program related” content, even if the digital-only station multicasts. In November 2007, the FCC decided that after the transition, cable operators will have two options to ensure that all analog cable subscribers will continue to be able to receive the signals of stations electing must-carry status. Cable operators can choose to either broadcast the signal in digital format for digital customers and “down convert” the signal to analog format for analog customers, or the cable operator may deliver the signal in digital format to all subscribers as long as the cable operator has ensured that all subscribers with analog service have set-top boxes that will convert the digital signal to analog format.

The FCC is currently considering issues such as whether a licensee’s public interest obligations attach to DTV service as a whole or to individual program streams and the expansion of political candidates’ access to television. Belo cannot predict the outcome of these proceedings. The FCC is in the process of finalizing broadcasters’ post-transition DTV channel assignments and establishing policies to facilitate broadcasters’ construction of their final digital facilities by the transition deadline. The FCC is also considering imposing consumer education requirements on broadcasters. Finally, Congress has charged the National Telecommunications and Information Administration (NTIA) with implementing a $1,500,000 program to provide digital converter boxes to American households that do not have DTV sets or television sets connected to cable or satellite.

Cable and Satellite Transmission of Local Television Signals.     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e., households that do not receive at least a Grade B signal from a local network affiliate).

Ownership Rules.     The FCC’s ownership rules affect the number, type and location of broadcast and newspaper properties that Belo may hold or acquire. The rules now in effect limit the common ownership, operation, or control of television stations serving the same area; television and radio stations serving the same area; and television stations and daily newspapers serving the same area; as well as the aggregate national audience of commonly-owned television stations. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to certain Belo principals and investors.

In addition, the Communications Act prohibits direct or indirect record ownership of a broadcast licensee or the power to vote more than one-fourth of a licensee’s stock from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.

In September 2003, the FCC relaxed many of its ownership restrictions. However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the FCC’s 2003 rule changes. The court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. In December 2007, the FCC adopted a Report and Order that left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction.

1.	Local Television Ownership

The FCC’s December 2007 action left in place the FCC’s current local television ownership rules. Under those rules, one entity may own two commercial television stations in a Designated Market Area (DMA) if no more than one of those stations

Belo Corp. 2007 Annual Report on Form 10-K PAGE 7

is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.

2.	Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. For FCC purposes, the common officers, directors and five percent or greater voting shareholders of Belo and A. H. Belo will be deemed to hold attributable interests in each of the companies after the distribution. As a result, the business and conduct of one company may have the effect of limiting the activities or strategic business alternatives available to the other company.

The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s December 2007 decision leaves the newspaper/broadcast and radio/television cross-ownership prohibitions in place, but provides that the FCC will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The FCC will apply a presumption that the combination is in the public interest if it is located in a top 20 DMA and involves the combination of a newspaper and only one television station or radio station. If the combination involves a television station, the presumption will apply only where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations will be presumed not in the public interest. That negative presumption can be reversed if the combination will result in a new local news source that provides at least seven hours of local news programming or if the property being acquired has failed or is failing.

3.	National Television Station Ownership Cap

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent and is not affected by the FCC’s December 2007 decision.

Conclusion.     Belo anticipates that the FCC’s latest actions concerning media ownership will be challenged in court, but cannot predict the outcome of this potential litigation.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters are now, or may become, the subject of litigation and Belo cannot predict the outcome of any such litigation or the effect on its business.

Newspaper Group

As discussed earlier in Item 1, effective February 8, 2008, Belo distributed its newspaper businesses and related assets to its shareholders through a tax-free stock dividend of all of the common stock of A. H. Belo, a separate publicly-traded company. Belo’s publishing roots began with The Galveston Daily News, which commenced publication in 1842. As of the date of the distribution, Belo’s newspaper and publishing businesses included three primary daily newspapers: The Dallas Morning News, The Providence Journal, and The Press-Enterprise. They provide extensive local, state, national and international news. In addition to these three primary daily newspapers, Belo published various niche products in these same or nearby markets. Belo also operated certain commercial printing businesses.

The following table sets forth information concerning the Company’s three primary daily newspaper operations prior to the distribution:

		2007		2006
		Daily	Sunday	Daily	Sunday
Newspaper	Location	Circulation(1)	Circulation	Circulation(1)	Circulation
The Dallas Morning News	Dallas, TX	372,810(2)	523,313(2)	405,048(2)	566,608(2)
The Providence Journal	Providence, RI	149,966(3)	198,973(3)	159,788(3)	212,971(3)
The Press-Enterprise	Riverside, CA	162,464(4)	171,114(4)	169,362(4)	178,788(4)

(1)	Daily circulation is defined as a Monday through Saturday six-day average.
(2)	Average paid circulation data for The Dallas Morning News is obtained from its Publisher’s Statement for the six months ended September 30, 2007, as filed with the Audit Bureau of Circulations (Audit Bureau), subject to audit. Average paid circulation data for The Dallas Morning News is according to the Audit Bureau audit reports for the six months ended September 30, 2006.
(3)	Average paid circulation data for The Providence Journal is obtained from its Publisher’s Statement for the twenty-six weeks ended September 23, 2007, as filed with the Audit Bureau, subject to audit. Average paid circulation data for The Providence Journal is obtained from its Publishers Statement for the twenty-seven weeks ended
October 1, 2006, as filed with the Audit Bureau.
(4)	Average paid circulation data for 2007 for The Press-Enterprise is obtained from its Publisher’s Statement for the six months ended September 30, 2007 as filed with the Audit Bureau, subject to audit. The average paid circulation data for 2006 for The Press-Enterprise is obtained from its Audit Bureau Publisher’s Statement for the six months ended September 30, 2006.

PAGE 8  Belo Corp. 2007 Annual Report on Form 10-K

Belo’s Newspaper Group derived its revenues primarily from the sale of advertising and newspapers and from commercial printing. For the year ended December 31, 2007, advertising revenues accounted for approximately 81.3 percent of total Newspaper Group revenues. Advertising revenues from classified advertising totaled approximately 34.6 percent of total Newspaper Group advertising revenues for 2007. Advertising revenues from general and retail advertising totaled approximately 32.8 percent of total Newspaper Group advertising revenues for 2007. Circulation revenues accounted for approximately 15.2 percent of total Newspaper Group revenues for 2007. Prices for the newspapers were established individually for each newspaper. Commercial printing accounted for most of the remainder of the Newspaper Group revenues.

Interactive editions of the newspapers provide consumers with accurate and timely news and information. The newspaper-affiliated Web sites for The Dallas Morning News, The Providence Journal and The Press-Enterprise are leading local media sites in their respective markets. Revenues from the Newspaper Group’s interactive media in 2007 represented approximately seven percent of the total Newspaper Group revenues and were derived principally from advertising on the various Newspaper Group Web sites.

The basic material used in publishing the newspapers is newsprint. Most of Belo’s newsprint was obtained through a purchasing consortium of which Belo is a member. The Providence Journal purchases approximately 50 percent of its newsprint from other suppliers under long-term contracts; these contracts provide for certain minimum purchases per year based on use.

Competition for the Newspaper Group consists of competition for advertising dollars and circulation. The competition for advertising expenditures comes from local, regional and national newspapers, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, the Internet and other media. Belo’s and A. H. Belo’s businesses may also compete with each other for national, regional and local advertising. The Dallas Morning News has one major metropolitan daily newspaper competitor in certain areas of the Dallas/Fort Worth market. The Providence Journal competes with five daily newspapers in the Rhode Island and southeastern Massachusetts markets. The Press-Enterprise competes with seven daily newspapers in the Inland Empire area of southern California.

Employees

As of December 31, 2007, the Company had approximately 6,400 full-time and 700 part-time employees, including approximately 1,100 employees represented by various employee unions. Approximately 47 percent of these union employees are located in Providence, Rhode Island; the remaining union employees work at various television stations and other properties. Subsequent to the distribution of the Company’s newspaper businesses and related assets, the Company has approximately 2,700 full-time and 300 part-time employees, including approximately 600 employees represented by various unions. Belo believes its relations with its employees are satisfactory.

Available Information

Belo maintains its corporate Web site at www.belo.com. Belo makes available free of charge on www.belo.com this Annual Report on Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

A majority of our revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could have an adverse effect on our financial condition and results of operations. Also, our advertising revenues tend to decline in times of national or local crisis because our television stations broadcast more news coverage and sell less advertising time.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 9

Our advertising revenues depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores, and local economic conditions in general. In addition, a substantial portion of our television advertising revenues are generated from the automotive industry.

Our revenues and results of operations are subject to seasonal, cyclical and other fluctuations that we expect to continue in future periods. In particular, we experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even numbered years, advertising revenues fluctuate based on uncertain demand for political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even numbered years. Other seasonal and cyclical factors that affect our revenues and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures and general economic factors. Fluctuations in revenues and results of operations may cause our stock price to be volatile.

Our television businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

Our television businesses operate in highly competitive markets. Our television stations compete for audiences and advertising revenue with newspapers and other broadcast and cable television stations, as well as with other media such as magazines, satellite television and the Internet. Some of our current and potential competitors may have greater financial, marketing, programming and broadcasting resources than we do.

Our television stations compete for audiences and advertising revenues primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the introduction of competitive local news or other programming by cable, satellite or Internet providers, or the adoption of competitive formats by existing stations could result in lower ratings and cause an adverse effect on our financial condition and results of operations.

In addition, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who may have a greater national scope and can offer a greater variety of national and syndicated programming for audiences and enhanced opportunities for advertisers to reach broader markets.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies could also adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire desired programming.

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or the future results of our television businesses.

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

PAGE 10  Belo Corp. 2007 Annual Report on Form 10-K

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

The non-renewal or termination of network affiliation agreements could have a material adverse effect on our results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, three affiliated with CW and one each affiliated with FOX and MNTV. Each of the big-three networks (ABC, CBS, and NBC) generally provides our affiliated stations with 22 hours of prime time programming per week. Each of our affiliation agreements has a stated expiration date. In addition, some of the networks with which our stations are affiliated have required us and other broadcast groups, as a condition to the renewal of affiliation agreements, to reduce or eliminate network affiliate compensation and, in some cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

If we are unable to secure or maintain carriage of our television stations’ signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ analog signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected. In addition, cable and direct satellite operators are not required to carry our digital broadcast signals. If we are unable to reach agreements for the carriage of those signals or if those signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected.

Regulatory changes may affect our strategy and increase competition and operating costs in our media businesses.

As described in this Item 1–Business–FCC Regulation, our television business is subject to extensive and changing federal regulation. Changes in current regulations or the adoption of new laws and policies could affect our strategy, increase competition and our operating costs, and adversely affect our financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and cross-ownerships of newspapers and television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess. Federal law also regulates indecency on broadcast television, political advertising rates and children’s programming. The television industry is transitioning from analog to digital transmissions and Congress has set February 17, 2009, as the date by which broadcasters must cease analog broadcasts and return their analog spectrum to the government.

Adverse results from pending or new litigation or governmental proceedings or investigations could adversely affect our financial condition and results of operations.

From time to time we and our subsidiaries are subject to litigation and governmental proceedings and investigations. Current matters include those described under Item 3–Legal Proceedings. Adverse determinations in any of these pending or future matters could require us to make monetary payments or result in other sanctions or findings that could adversely affect our businesses, including renewal of our FCC licenses, and financial condition and results of operations.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television business depends upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2006 and 2015 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, it could prevent us from operating the affected stations.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 11

If we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue generation potential.

Belo may incur increased expenses if the services agreement with A. H. Belo is terminated.

In connection with the distribution, Belo entered into a services agreement with A. H. Belo. This agreement provides that Belo and A. H. Belo will furnish each other services in such areas as information technology, interactive media, employee benefits administration, claims administration and reporting, tax, legal, payroll, internal audit and other areas where Belo and A. H. Belo may need assistance and support following the distribution. Depending on the particular service being provided, the agreement will extend for up to two years after the distribution, but may be terminated earlier under certain circumstances, including a default. In such case, if the agreement is terminated, Belo may be required to obtain certain services from a third party. This could affect the efficiency of certain operations in the near-term or be more expensive than the compensation that Belo is required to pay under the services agreement.

Failure of the distribution to qualify as a tax-free transaction could result in substantial liability.

Belo has received a private letter ruling from the Internal Revenue Service (IRS) to the effect that, among other things, the distribution (including certain related transactions) qualifies as tax-free to Belo and Belo shareholders for United States federal income tax purposes under section 355 and related provisions of the Internal Revenue Code (the Code). Although a private letter ruling generally is binding on the IRS, if the factual assumptions or representations made in the private letter ruling request are untrue or incomplete in any material respect, then Belo may not be able to rely on the ruling. Moreover, the IRS will not rule on whether a distribution of shares satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Code. Rather, the private letter ruling is based upon representations by Belo that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

In connection with the distribution, Belo received an opinion from Locke Lord Bissell & Liddell LLP, counsel to Belo, to the effect that, with respect to the requirements referred to above on which the IRS will not rule, those requirements have been met. The opinion assumes the effectiveness of the private letter ruling as to matters covered by the ruling. The opinion is based on, among other things, certain assumptions and representations as to facts made by Belo and A. H. Belo which, if untrue or incomplete in any material respect, could jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.

If the distribution fails to qualify for tax-free treatment, a substantial corporate tax would be payable by Belo, measured by the difference between (1) the aggregate fair market value of the shares of A. H. Belo common stock on the date of the distribution and (2) Belo’s adjusted tax basis in the shares of A. H. Belo common stock on the date of the distribution. The corporate level tax would be payable by Belo. However, A. H. Belo has agreed to indemnify Belo for certain tax liabilities under certain circumstances. In addition, under the applicable Treasury regulations, each member of Belo’s consolidated group at the time of the distribution (including A. H. Belo) is severally liable for such tax liability.

Further, if the distribution is not tax-free, each Belo shareholder generally would be taxed as if he or she had received a cash distribution equal to the fair market value of the shares of A. H. Belo common stock on the date of the distribution.

Even if the distribution otherwise qualifies as tax-free, Belo nevertheless could incur a substantial corporate tax liability under section 355(e) of the Code if 50 percent or more of the voting power or value of A. H. Belo stock or the stock of Belo were to be acquired as part of a “plan (or a series of related transactions)” that includes the distribution. For this purpose, any acquisitions of the stock of Belo or of A. H. Belo’s stock that occur within two years before or after the distribution are presumed to be part of such a plan, although Belo may be able to rebut that presumption. If such an acquisition of the stock of Belo or of A. H. Belo’s stock triggers the application of section 355(e), Belo would recognize taxable gain as described above, but the distribution would generally remain tax-free to the Belo shareholders.

Even if, as expected, the distribution otherwise qualifies for tax-free treatment under section 355 of the Code, Belo (but not its shareholders) will recognize for tax purposes approximately $51,900 of previously deferred intercompany non-cash gains in connection with the distribution, resulting in a federal income tax obligation of approximately $18,000 and a state tax obligation that is not currently estimable and which is not expected to be material. If such gains are adjusted in the future, then Belo and A. H. Belo shall be responsible for paying any additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively.

The combined post-distribution value of Belo and A. H. Belo shares may not equal or exceed the pre-distribution value of Belo shares.

After the distribution, Belo common stock will continue to be listed and traded on the NYSE under the ticker symbol BLC. The shares of A. H. Belo Series A common stock are now listed on the NYSE under the ticker symbol AHC. We cannot assure you that the combined trading prices of Belo common stock and A. H. Belo common stock after the distribution, as adjusted for any changes in the combined capitalization of both companies, will be equal to or greater than the trading price of Belo

PAGE 12  Belo Corp. 2007 Annual Report on Form 10-K

common stock prior to the distribution. Until the market has fully evaluated the business of Belo without A. H. Belo’s business, the price at which Belo common stock trades may fluctuate significantly. Similarly, until the market has fully evaluated A. H. Belo’s business, the price at which A. H. Belo common stock trades may fluctuate significantly.

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

We have a large amount of indebtedness.

We currently use a portion of our operating cash flow for debt service. At December 31, 2007, we had debt outstanding of $1,168,140. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes.

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

In addition, our debt instruments require us to comply with covenants. The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default, which, if not cured or waived, would permit acceleration of our indebtedness and payment obligations. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for further discussion on debt service.

Changes in accounting standards can significantly impact reported earnings and operating results.

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates and the Consolidated Financial Statements, Note 2–Recently Issued Accounting Standards.

We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods it would reduce net income.

Approximately $2,205,886, or 69 percent, of our total assets as of December 31, 2007, consisted of intangible assets, principally broadcast licenses and goodwill. Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” requires, among other things, an annual impairment testing of broadcast licenses and goodwill. Based on assessments performed for the year ended December 31, 2007, the Company record a non-cash impairment loss related to goodwill of $366,561, of which $242,794 related to The Providence Journal, $101,630 related to The Press-Enterprise in Riverside, California, and $22,137 related to WHAS-TV in Louisville, Kentucky. If in the future the estimated fair value of intangible assets of our television stations decreases further, we could be required to record additional impairment charges that could adversely affect our financial condition and results of operations. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies for further discussion of the goodwill impairment charge recorded in 2007.

Item 1B. Unresolved Staff Comments

None.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 13

Item 2. Properties

Television Group

At December 31, 2007, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona for the digital transmission of KMSB-TV and for both the digital and analog transmission of KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

TXCN’s operations are conducted from a fully-equipped digital television facility owned by the Company and located in downtown Dallas, Texas. NWCN conducts its regional cable news operations from the Company-owned broadcasting facility in Seattle, Washington.

The Company leases a facility in Washington, D.C. that is used for the gathering and distribution of news from the nation’s capital. This facility includes broadcast and production studios as well as general office space.

Newspaper Group

At December 31, 2007, the Company owned and operated a newspaper printing facility and distribution center in Plano, Texas, to print The Dallas Morning News, the Denton Record-Chronicle and other publications. Additional operations of The Dallas Morning News were housed in a Company-owned, four-story building in downtown Dallas. The non-production operations of the Denton Record-Chronicle were housed in a Company-owned, two-story building in Denton, Texas. The Company had a distribution and production center for The Dallas Morning News in southern Dallas County, Texas. Additionally, the Company owned a one-story printing facility in Arlington, Texas used for commercial printing.

At December 31, 2007, the Company also owned and operated a newspaper printing facility in Providence, Rhode Island, for The Providence Journal. The remainder of The Providence Journal’s operations are housed in a Company-owned, five-story building in downtown Providence.

At December 31, 2007, the Company owned and operated a newspaper publishing facility and a commercial printing facility in downtown Riverside, California, for The Press-Enterprise and other Company and third party publications. The non-production operations of The Press-Enterprise were also housed in this facility. The Company had a state-of-the-art media center for The Press-Enterprise in Riverside, California. Additionally, the Company owned a printing facility in Riverside, California, used for commercial printing.

As discussed in Item 1–Recent Developments, the Company contributed all assets used in the newspaper businesses and related assets to A. H. Belo in connection with the distribution.

Corporate

At December 31, 2007, the Company owned a 17-story office building in downtown Dallas, Texas that housed the Company’s corporate operations and several departments of The Dallas Morning News. In connection with the distribution, this building and other downtown Dallas, Texas real estate were transferred to a limited liability company that is owned in equal parts by Belo and A. H. Belo. The Company also leased space in Irving, Texas for its secondary data center.

The Company has additional leasehold and other interests that are used in its activities, which interests are not material. The Company believes its properties are in satisfactory condition, are well maintained and are adequate for present operations.

Item 3. Legal Proceedings

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003, and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, all of whom are current or retired executive officers of the Company, and James M. Moroney III, an executive officer of The Dallas Morning News. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiff’s complaint as to defendants John L. Sander, Dunia A. Shive, and Dennis A.

PAGE 14  Belo Corp. 2007 Annual Report on Form 10-K

Williamson. The motions to dismiss were denied as to the other defendants. On September 19, 2007, plaintiffs filed their motion for class certification; defendants filed their response to this motion on October 26, 2007. Plaintiffs filed their reply to the response on November 16, 2007. On November 26, 2007, the court denied defendants’ motion for reconsideration of the court’s denial of defendants’ motion to dismiss as to the remaining defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court order was not a dismissal with prejudice.

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.

On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against the Company in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

In 2004, the staff of the SEC notified the Company that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. On October 1, 2007, the SEC staff sent counsel for the Company a letter stating that the inquiry has been completed and that the staff does not intend to recommend any enforcement action by the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 450,000,000 shares of Common Stock, par value $1.67 per share. The Company has two series of Common Stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A Common Stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B Common Stock. See the Consolidated Financial Statements, Note 9–Common and Preferred Stock.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 15

The following table lists the high and low trading prices and the closing prices for Series A Common Stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends attributable to each quarter for both the Series A and Series B Common Stock.

		High	Low	Close	Dividends
2007	Fourth Quarter	$21.99	$15.78	$17.44	$.125
	Third Quarter	$21.23	$16.10	$17.36	$.125
	Second Quarter	$22.94	$18.50	$20.59	$.125
	First Quarter	$19.14	$17.50	$18.67	$.125

2006	Fourth Quarter	$18.83	$15.61	$18.37	$.125
	Third Quarter	$16.67	$14.93	$15.81	$.125
	Second Quarter	$20.15	$15.60	$15.60	$.125
	First Quarter	$23.00	$19.66	$19.88	$.100

On January 31, 2008, the closing price for the Company’s Series A Common Stock as reported on the New York Stock Exchange was $16.59. The approximate number of shareholders of record of the Series A and Series B Common Stock at the close of business on such date was 625 and 305, respectively.

On February 11, 2008, the newly distributed Series A common stock of A. H. Belo commenced regular trading on the NYSE under the ticker symbol AHC. The closing prices for the A. H. Belo Series A common stock and the Belo Series A common stock on that date were $14.40 per share and $13.24 per share, respectively.

PAGE 16  Belo Corp. 2007 Annual Report on Form 10-K

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2007. See Consolidated Financial Statements, Note 9–Common and Preferred Stock for share repurchase plan authorization information.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2002, in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index and in a group of peer companies selected on a line-of-business basis and weighted for market capitalization. For 2007, the Company’s peer group included the following companies: Gannett Co., Inc.; Hearst-Argyle Television, Inc.; Lee Enterprises, Inc.; LIN TV Corp.; McClatchy Newspapers, Inc.; Media General, Inc.; The New York Times Company; The E.W. Scripps Company; The Washington Post Company; and Young Broadcasting Corporation. Dow Jones & Company, Inc., Knight-Ridder, Inc. and Tribune Company, which were previously included in the peer group, were not publicly-traded companies as of December 31, 2007, and therefore are no longer included in the Company’s peer group. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 17

Item 6. Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2007. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

In thousands, except per share amounts	2007	2006	2005	2004	2003
Net operating revenues:
Television Group revenues	$776,956	$770,539	$703,426	$741,154	$677,392
Newspaper Group revenues(a)	738,669	817,733	822,344	779,142	763,652

Total net operating revenues	1,515,625	1,588,272	1,525,770	1,520,296	1,441,044
Total operating expenses(b)	1,634,995	1,299,861	1,229,824	1,198,112	1,130,793

Earnings (loss) from operations	(119,370)	288,411	295,946	322,184	310,251
Other income and expense(c)	(83,005)	(84,728)	(88,986)	(106,383)	(100,791)
Income taxes	(60,438)	(73,157)	(79,272)	(83,305)	(80,935)

Net earnings (loss)(d)	$(262,813)	$130,526	$127,688	$132,496	$128,525

Per share amounts:
Basic earnings (loss) per share	$(2.57)	$1.26	$1.14	$1.15	$1.13
Diluted earnings per share	$(2.57)	$1.26	$1.12	$1.13	$1.11
Cash dividends paid	$.50	$.475	$.40	$.385	$.36

Total assets	$3,179,060	$3,605,927	$3,589,213	$3,588,000	$3,602,601
Long-term debt	$1,168,140	$1,283,434	$1,244,875	$1,170,150	$1,270,900

(a)	In 2004, Newspaper Group included a reduction in revenue of $19,629 related to The Dallas Morning News’ advertiser plan.
(b)	In 2007, total operating expenses includes a charge for goodwill impairment of $366,561 relating to The Providence Journal, The Press-Enterprise in Riverside, California and WHAS-TV in Louisville, Kentucky.
(c)	In 2004, Belo recorded a charge of $11,528 related to the write-down of its investment in the Time Warner cable channel news joint ventures.
(d)	Net earnings in 2004 included charges related to the write-down of the Time Warner investment of $11,678 (including $150 in legal fees) and The Dallas Morning News circulation overstatement of $23,500.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the other sections of the Annual Report on Form 10-K, including Item 1–Business, Item 1A–Risk Factors, Item 6–Selected Financial Data, Item 7A–Quantitative and Qualitative Disclosures about Market Risks, Item 9A–Controls and Procedures and the Consolidated Financial Statements and the notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A–Risk Factors.

All references to earnings per share represent diluted earnings per share.

Overview

Belo began as a Texas newspaper company in 1842. At December 31, 2007, Belo was one of the nation’s largest media companies with a diversified group of market-leading television broadcasting and newspaper publishing operations, including interactive media and cable news operations. Belo operates news and information franchises in some of America’s most dynamic markets and regions. The Company owns 20 television stations (six in the largest 14 U.S. markets) that reach 14 percent of U.S. television households, and manages one television station through an LMA. In addition, Belo owns two local and two regional cable news channels and holds ownership interests in two other cable news operations. At December 31, 2007, Belo’s primary daily newspapers were The Dallas Morning News, The Providence Journal, and The Press-Enterprise (Riverside, CA), and Belo operated more than 30 news and information Web sites, in addition to participating in several interactive alliances and offering a broad range of Internet-based products.

The Company believes the success of its media franchises is built upon providing local and regional news, information and community service of the highest caliber for over 165 years. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

On September 28, 2007, the board of directors of Belo authorized management to pursue the distribution of its newspaper businesses and related assets into a separate public company. An important objective of the distribution was to allow each of the newspaper and television businesses to more efficiently obtain and allocate resources for its distinct business and to allow the management of each of these two businesses to focus on the opportunities and challenges specific to its particular operations. The distribution was completed on February 8, 2008, in the form of a pro-rata, tax-free dividend to Belo’s shareholders of 0.20 shares of A. H. Belo common stock for each share of the Company’s common stock owned at the close of business on January 25, 2008. See “Liquidity and Capital Resources” for further discussion on the distribution.

PAGE 18  Belo Corp. 2007 Annual Report on Form 10-K

Prior to completion of the distribution, Belo operated its business in two primary segments, the Television Group and the Newspaper Group. At December 31, 2007, the Television Group consisted of the Company’s 20 television stations, one station operated under an LMA, and four cable news channels. Additionally, through joint ventures the Company also operated two other cable news channels. The Newspaper Group consisted of the Company’s three primary daily newspapers, various niche publications in the same markets and Belo’s commercial printing businesses. Both segments operated within the United States and competed against similar and other types of media on a local, regional, and national basis.

The Company intends for the discussion of its 2007 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements. The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

Results of Operations
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

		Percentage		Percentage
Year Ended December 31,	2007	Change	2006	Change	2005
Net operating revenues	$1,515,625	(4.6)%	$1,588,272	4.1%	$1,525,770
Operating costs and expenses	1,634,995	25.8%	1,299,861	5.7%	1,229,824

Earnings (loss) from operations	(119,370)	(141.4)%	288,411	(2.5)%	295,946
Other income (expense)	(83,005)	(2.0)%	(84,728)	(4.8)%	(88,986)

Earnings (loss) before income taxes	(202,375)	(199.4)%	203,683	(1.6)%	206,960
Income taxes	60,438	(17.4)%	73,157	(7.7)%	79,272

Net earnings (loss)	$(262,813)	(301.3)%	$130,526	2.2%	$127,688

Total net operating revenues decreased $72,647, or 4.6 percent, for the year ended December 31, 2007, compared with the year ended December 31, 2006. This decrease is due to a decrease of $79,064, or 9.7 percent, in the Newspaper Group slightly offset by an increase in the Television Group of $6,417, or 0.8 percent. The decrease in the Newspaper Group results primarily from a decrease in retail, general and classified advertising revenue. The increase in the Television Group results primarily from increases in local and national spot advertising revenues and Internet revenues. The Company depends on advertising as its principal source of revenues, including the sale of airtime on its television stations and advertising space in published issues of its newspapers and on the Company’s Web sites. The Company also derived revenues, to a much lesser extent, from the sale of daily newspapers, compensation paid by networks to its television stations for broadcasting network programming, retransmission fees for transmission of its broadcast programming over satellite and cable systems, subscription and data retrieval fees, and amounts charged to customers for commercial printing.

Total net operating revenues increased $62,502, or 4.1 percent, for the year ended December 31, 2006, compared with the year ended December 31, 2005. This increase is due to an increase of $67,113, or 9.5 percent, in the Television Group slightly offset by a decrease in the Newspaper Group of $4,611, or 0.6 percent. The increase in the Television Group resulted primarily from increases in political advertising revenues. The decrease in the Newspaper Group results primarily from a decrease in retail, general and classified advertising revenue.

Operating costs and expenses increased $335,134, or 25.8 percent, in 2007 compared to 2006, primarily due to the non-cash charge for goodwill impairment of $366,561 recorded in the fourth quarter 2007. The Company is required to test its goodwill and intangible assets at least annually for impairment. Based on assessments performed for the year ended December 31, 2007, the Company recorded a non-cash impairment charge related to goodwill of $366,561, of which $242,794 related to The Providence Journal, $101,630 related to The Press-Enterprise in Riverside, California, and $22,137 related to WHAS-TV in Louisville, Kentucky.

Salaries, wages and employee benefits expense decreased $21,066, or 3.6 percent, primarily due to a decrease in pension expense of $13,857 as a result of freezing the Company’s pension plan effective March 31, 2007. Additionally, there was an overall reduction in salary and bonus expense of approximately $8,765 and a decrease in severance costs of approximately $7,660 related to the voluntary severance program discussed below. These decreases were partially offset by an increase in share-based compensation expense of approximately $3,204.

Other production, distribution and operating costs increased $5,192, or 1.1 percent, for the year ended December 31, 2007 compared to the year ended December 31, 2006, with an increase of $5,230 in outside services principally attributable to consulting costs related to the technology initiative, an increase of $3,503 in advertising and promotion and a $2,404 increase in cash programming expense. These increases were partially offset by a decrease of $6,335 in distribution costs related to decreases in home delivery, postage and other delivery expenses.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 19

Newsprint, ink and other supplies decreased $30,315, or 22.7 percent, for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to a decrease in consumption and to a lesser extent a decrease in cost per metric ton of newsprint.

Depreciation expense increased $6,902, or 7.9 percent, for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily due to depreciation on the new facilities in Riverside, California and southern Dallas County, Texas. Amortization expense decreased $1,407, or 16.9 percent, for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to a definite-lived intangible asset becoming fully amortized in the first quarter 2007.

Operating costs and expenses increased $70,037, or 5.7 percent, in 2006 compared to 2005. Salaries, wages and employee benefits expense increased $36,710, or 6.7 percent, primarily due to incremental expenses of $16,993 in share-based compensation and an increase in full-time salaries of $6,715 due to merit increases. Additionally, the Company recorded $8,179 in severance costs and other expenses related to the voluntary severance program of newsroom employees at The Dallas Morning News and the technology optimization initiative announced in April 2006. Additionally, in the fourth quarter 2006, the Company announced that it would freeze its pension plan effective March 31, 2007. In connection with that announcement, the Company recognized a curtailment loss of $4,082. These increases were partially offset by a decrease in estimated self-insured medical and workers compensation insurance expense of $7,301 and a decrease in recurring pension expense of approximately $1,778.

Other production, distribution and operating costs increased $42,639, or 9.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily related to an increase of $34,096 in outside services principally attributable to consulting costs related to the technology initiative and circulation matters. Additionally, distribution costs increased $16,756 primarily related to the change in distribution methods at The Dallas Morning News. Newsprint, ink and other supplies decreased $9,153, or 6.4 percent, for the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to the Company’s strategic decisions to limit third-party circulation and to reduce the distribution perimeter of The Dallas Morning News. The 17.4 percent decrease in consumption was partially offset by a 12.4 percent increase in the average cost per metric ton of newsprint.

Depreciation and amortization expense remained relatively flat for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Interest expense decreased $1,160, or 1.2 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to principal reductions on the Company’s credit facility. Interest expense increased $4,650, or 5.1 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to interest on the 6 3/4% Senior Notes the Company issued in May 2006.

Other income (expense), net, increased $563 or 5.2 percent in 2007, compared to 2006 primarily due to approximately $4,000 in insurance proceeds related to losses incurred during Hurricane Katrina in 2005. Other income (expense), net, increased $8,908 in 2006, compared to 2005 primarily due to a one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts.

Income taxes decreased $12,719, or 17.4 percent, for the year ended December 31, 2007, compared with the year ended December 31, 2006, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. The Company’s effective tax rate was (29.9) percent for the year ended December 31, 2007 compared with 35.9 percent for the year ended December 31, 2006. Excluding the charge for goodwill impairment, for which the Company will not receive a tax benefit, the Company’s effective tax rate was 36.8 percent for the year ended December 31, 2007. The increase in the Company’s effective tax rate in 2007 is principally due to increased state taxes related to the implementation of the Texas margin tax discussed below.

Income taxes decreased $6,115, or 7.7 percent, for the year ended December 31, 2006, compared with the year ended December 31, 2005, primarily due to a credit of $1,117 resulting from the favorable settlement of certain state tax liabilities and a $3,813 reduction in tax expense related to Texas state tax reforms. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the enactment of the Tax Reform Bill represents a change in tax law, and SFAS 109, “Accounting for Income Taxes,” requires that effects of the change be reflected in the financial statements in the quarter in which the new tax is enacted.

As a result of the matters discussed above, the Company recorded a net loss of $262,813, or $2.57 per share, for 2007, compared with net earnings of $130,526, or $1.26 per share, for 2006, and net earnings of $127,688, or $1.12, per share for 2005.

PAGE 20  Belo Corp. 2007 Annual Report on Form 10-K

Television Group

The following discussion reviews segment results for the Company’s Television Group as of December 31, 2007, which consisted of 20 owned stations and one station operated through an LMA, plus four wholly-owned cable news operations. The Television Group’s segment results for the last three years were as follows:

		Percentage		Percentage
Year Ended December 31,	2007	Change	2006	Change	2005
Net operating revenues	$776,956	0.8%	$770,539	9.5%	$703,426
Segment costs and expenses	461,766	3.8%	444,870	3.5%	429,910

Segment EBITDA(a)	$315,190	(3.2)%	$325,669	19.1%	$273,516

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation, amortization and impairment. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Net Operating Revenues

Television Group revenues increased 0.8 percent in 2007 and 9.5 percent in 2006. The table below presents the components of net operating revenues for the last three years:

		Percentage		Percentage
Year Ended December 31,	2007	Change	2006	Change	2005
Local and national advertising	$711,825	5.2%	$676,953	4.3%	$648,861
Political advertising	14,615	(68.9)%	47,050	545.1%	7,293
Other	50,516	8.6%	46,536	(1.6)%	47,272

Net operating revenues	$776,956	0.8%	$770,539	9.5%	$703,426

Local and national advertising revenues increased $34,872, or 5.2 percent, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase is a combination of a $24,463, or 3.8 percent, increase in local and national spot revenue and a $7,767, or 40.9 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the year ended December 31, 2006. Spot revenue increases in the home improvement, telecommunications, furniture and restaurant categories were partially offset by decreases in the automotive and department store categories. The spot revenue increases were partially offset by a decrease in political advertising revenues. Political advertising revenues decreased $32,435, or 68.9 percent, in the year ended December 31, 2007, as compared with the year ended December 31, 2006. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices. Other revenues increased primarily due to an increase in retransmission revenues.

Local and national advertising revenues increased $28,092, or 4.3 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase is a combination of a $21,622, or 3.4 percent, increase in local and national spot revenue partially due to the 2006 Super Bowl and Winter Olympics and a $6,721, or 54.8 percent, increase in revenue generated from the Television Group’s Web sites as compared with the year ended December 31, 2005. Spot revenue increases in the healthcare, automotive, telecommunications, entertainment and home improvement categories were partially offset by decreases in the department store, pharmaceutical and food products categories. Political advertising revenues increased $39,757, or 545.1 percent, in the year ended December 31, 2006, as compared with the year ended December 31, 2005, primarily due to local political advertising in the Seattle/Tacoma, Phoenix, St. Louis, Portland and Hampton/Norfolk markets as well as local political advertising in the New Orleans and Dallas/Fort Worth markets in the first half of 2006. Political advertising revenues generally are higher in even numbered years than in odd numbered years due to elections for various state and national offices. Additionally, other revenue decreased $736, or 1.6 percent, primarily due to a decrease in network compensation of $6,166. In the third quarter 2005, the Company recognized approximately $3,500 of previously deferred network compensation revenues. This net decrease in network compensation was partially offset by an increase in retransmission revenues.

Segment Costs and Expenses

The Television Group’s major segment costs and expenses categories are employee compensation and benefits and programming costs. Employee compensation and benefits represented approximately 52.1 percent, 52.8 percent and 51.6 percent of the Television Group’s total segment costs and expenses in 2007, 2006, and 2005, respectively. Programming costs represented 17.7 percent of the Television Group’s total segment costs and expenses in 2007, and 17.8 percent and 18.9 percent in 2006 and 2005, respectively.

The Television Group’s segment costs and expenses increased $16,896, or 3.8 percent, in the year ended December 31, 2007 when compared to the year ended December 31, 2006. Salaries, wages and employee benefits increased $5,430, or 2.3 percent, primarily due to higher full-time salary, medical and workers compensation expenses partially offset by a decrease in pension

Belo Corp. 2007 Annual Report on Form 10-K PAGE 21

expense resulting from the Company’s curtailment of its defined benefit pension plan effective March 31, 2007, and an increase in the discount rate applied to future pension obligations. Other production, distribution and operating costs increased $11,507, or 5.5 percent, primarily due to increases in consulting costs related to the technology outsourcing initiative announced in the second quarter 2006, and an increase in programming expense due to scheduled rate increases in syndicated programming.

The Television Group’s segment costs and expenses increased $14,960, or 3.5 percent, in the year ended December 31, 2006, when compared to the year ended December 31, 2005. Salaries, wages and employee benefits increased $13,049, or 5.9 percent, primarily due to merit and bonus increases and share-based compensation which was incremental in 2006. These increases were partially offset by a decrease in estimated self-insured medical expense. Other production, distribution and operating costs increased $1,938, or 0.9 percent, with programming expense remaining relatively flat.

Goodwill Impairment

In the fourth quarter 2007, the Company recorded a non-cash charge for goodwill impairment of $22,137 for WHAS-TV in Louisville, Kentucky, based on assessments performed for the year ended December 31, 2007. The Company is required to test goodwill and its FCC licenses at least annually for impairment.

Newspaper Group

The following discussion reviews segment results for the Company’s Newspaper Group, which consisted of three primary daily newspapers, various niche publications and commercial printing. Discussion of the three primary newspapers generally includes the operations of the related niche publications and products within their respective markets. The Newspaper Group’s segment results for the last three years were as follows:

		Percentage		Percentage
Year Ended December 31,	2007	Change	2006	Change	2005
Net operating revenues	$738,669	(9.7)%	$817,733	(0.6)%	$822,344
Segment costs and expenses	602,814	(8.5)%	659,155	2.4%	643,967

Segment EBITDA(a)	$135,855	(14.3)%	$158,578	(11.1)%	$178,377

(a)	Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation, amortization and impairment. Other income (expense), net is not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Net Operating Revenues

Newspaper Group revenues decreased 9.7 percent in 2007 and 0.6 percent in 2006. The table below presents the components of Newspaper Group net operating revenues for the last three years:

		Percentage		Percentage
Year Ended December 31,	2007	Change	2006	Change	2005
Advertising	$600,336	(10.9)%	$674,140	(1.9)%	$687,140
Circulation	112,635	(3.1)%	116,265	11.0%	104,790
Other	25,698	(6.0)%	27,328	(10.1)%	30,414

Net operating revenues	$738,669	(9.7)%	$817,733	(0.6)%	$822,344

In 2007, advertising revenues accounted for 81.3 percent of total Newspaper Group revenues compared to 82.4 percent in 2006 and 83.6 percent in 2005. In 2007, circulation revenue accounted for 15.2 percent of total Newspaper Group revenues compared to 14.2 percent in 2006 and 12.7 percent in 2005. In all three years, commercial printing made up most of the remainder of Newspaper Group revenues.

Net operating revenues for The Dallas Morning News decreased by $40,468, or 8.1 percent, in the year ended December 31, 2007, as compared to the year ended December 31, 2006. Advertising revenues decreased by $39,998, or 9.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. General advertising revenues decreased $17,196, or 27.0 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the financial, telecommunications and travel categories. Classified advertising revenues decreased $14,739, or 11.2 percent, primarily due to decreases in the real estate, automotive and employment categories. Retail advertising revenue decreased $6,852, or 7.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a decrease in the furniture category. Circulation revenue remained flat for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Net operating revenues for The Dallas Morning News increased by $1,110, or 0.2 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. At The Dallas Morning News, circulation revenue increased $13,570, or 23.9 percent, in the year ended December 31, 2006, as compared with the year ended December 31, 2005, primarily due to an estimated increase of $24,555 related to the change in distribution methods from a buy-sell arrangement to a fee-for-

PAGE 22  Belo Corp. 2007 Annual Report on Form 10-K

delivery arrangement, as discussed below. Circulation revenues attributable to the change in distribution methods are expected to continue at approximately the current level. The Dallas Morning News has experienced a decrease in circulation over the past few years. Efforts to improve the circulation include a promotional campaign involving discounts of approximately $7,795 for the year ended December 31, 2006. The decreases in circulation revenue due to the discounts partially offset the increases in circulation revenue due to the change in distribution methods. The Dallas Morning News is moving to concentrate its circulation efforts on its core readership. The Dallas Morning News expects circulation and circulation revenue to fluctuate during this process. The increases in circulation revenue were partially offset by decreases in advertising revenue. Total advertising revenues decreased $11,552, or 2.8 percent, in the year ended December 31, 2006, when compared to the year ended December 31, 2005. General advertising revenues decreased $2,273, or 3.4 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to decreases in the automotive and telecommunications categories. Retail advertising revenue decreased $6,622, or 7.0 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in the department stores, furniture, and general retail categories. Classified advertising revenue, including Internet revenue, decreased $7,681, or 5.5 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to decreases in the automotive and real estate categories, partially offset by an increase in the employment category.

Net operating revenues for The Providence Journal decreased by $11,082, or 6.8 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Advertising revenues decreased $9,315, or 6.9 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006. Classified advertising revenue decreased $4,027, or 8.1 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the automotive, employment and real estate categories. Retail advertising revenues decreased $3,769, or 8.6 percent, due to decreases in the automotive, building and home improvement, furniture and home accessories, and gaming categories for the year ended December 31, 2007, compared to the year ended December 31, 2006. General advertising revenues decreased $1,299, or 44.2 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the automotive and travel and transportation categories. Circulation revenue declined $1,528, or 5.7 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to lower overall circulation.

Net operating revenues for The Providence Journal decreased $3,279, or 2.0 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. Advertising revenues were relatively flat for the year ended December 31, 2006, compared to the year ended December 31, 2005. Retail advertising revenues decreased $2,821, or 6.0 percent, due to decreases in the automotive, furniture and home accessories and telecommunications categories for the year ended December 31, 2006, compared to the year ended December 31, 2005. General advertising revenues decreased $1,422, or 32.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to decreases in the automotive, travel and pharmaceutical categories. These decreases in retail and general advertising revenues were partially offset by an increase in classified advertising revenue. Classified advertising revenue increased $1,170, or 2.4 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to increases in the real estate and other categories partially offset by decreases in the employment and automotive categories. Circulation revenue declined $1,891, or 6.6 percent, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to lower overall circulation and an increase in discounts related to promotional campaigns.

Net operating revenues for The Press-Enterprise decreased $27,510, or 17.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Total advertising revenues decreased $24,493, or 18.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. Classified advertising revenues decreased $18,122, or 28.8 percent, primarily due to decreases in the employment, real estate and automotive categories. Retail advertising revenues decreased $2,638, or 13.3 percent, primarily due to decreases in the department store, home improvement, home furnishings, grocery, and discount categories. Part-run advertising decreased $1,589, or 12.8 percent, primarily due to decreases in the furniture and home improvement categories. General advertising revenues decreased $1,289, or 11.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in the financial and automotive categories. Circulation revenue at The Press-Enterprise decreased $1,899, or 9.9 percent, when comparing the year ended December 31, 2007, compared to the year ended December 31, 2006. Commercial printing and other revenue at The Press-Enterprise declined $1,118, or 20.2 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Net operating revenues for The Press-Enterprise decreased $2,443, or 1.5 percent, in the year ended December 31, 2006, as compared to the year ended December 31, 2005. Total advertising revenues were relatively flat in the year ended December 31, 2006, compared with the year ended December 31, 2005. Classified advertising revenues, including Internet revenues, increased $1,902, or 3.1 percent, primarily due to increases in the real estate category, partially offset by decreases in the automotive and employment categories. Preprints and total market coverage revenues increased $1,064, or 5.3 percent, primarily due to increases in the drug store and home furnishings categories. Offsetting these increases were decreases in retail and general advertising revenues and commercial printing revenue. Retail advertising revenues decreased $1,225, or 5.8 percent, primarily due to decreases in the department store and grocery categories partially offset by an increase in the

Belo Corp. 2007 Annual Report on Form 10-K PAGE 23

furniture category. General advertising revenues decreased $2,129, or 16.0 percent, in the year ended December 31, 2006, when compared with the year ended December 31, 2005, primarily due to decreases in the telecommunications and automotive categories. Circulation revenue at The Press-Enterprise decreased $205, or 1.0 percent. Commercial printing and other revenue at The Press-Enterprise declined $2,105, or 27.6 percent, for the year ended December 31, 2006, compared to the year ended December 31, 2005.

Segment Costs and Expenses

Newspaper Group segment costs and expenses decreased $56,341, or 8.5 percent, in the year ended December 31, 2007, as compared to the prior year period primarily due to decreases in salaries, wages and employee benefits and a decrease in newsprint, ink and other supplies. Salaries, wages and employee benefits decreased $26,066, or 8.8 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the voluntary severance program for newsroom employees at The Dallas Morning News initiated in the third quarter 2006 which reduced headcount. In addition to the voluntary severance program, the Newspaper Group recognized a reduction in estimated pension expense of approximately $8,488 primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007, and an increase in the discount rate applied to future pension obligations. These decreases were partially offset by an increase in workers’ compensation expense.

Newsprint, ink and other supplies decreased $30,278, or 22.8 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, with decreases in newsprint consumption and the average cost per metric ton. During 2007, Belo’s publishing operations consumed approximately 136,546 metric tons of newsprint at an average cost of $586 per metric ton. Consumption of newsprint in the previous year was approximately 166,756 metric tons at an average cost per metric ton of $631.

Newspaper Group segment costs and expenses increased $15,188, or 2.4 percent, in the year ended December 31, 2006, as compared to the prior year period primarily due to increases in salaries, wages and employee benefits and other production, distribution and operating costs partially offset by a decrease in newsprint, ink and other supplies. Salaries, wages and employee benefits increased primarily due to severance costs, incremental share-based compensation expenses and increased pension expense due to the announced pension curtailment. These increases were partially offset by decreases in sales commissions, estimated self-insured medical and workers’ compensation insurance costs. Other production, distribution and operating costs increased primarily due to increased distribution and outside services costs. The increase in distribution costs is due to approximately $19,550 in additional costs related to the change in distribution methods at The Dallas Morning News. Belo expects this increased level of distribution costs at The Dallas Morning News to continue. Outside services increased primarily due to increased consulting expenses primarily related to readership and sales initiatives. Newsprint, ink and other supplies decreased $9,115, or 6.4 percent, for the year ended December 31, 2006, as compared to the year ended December 31, 2005, due to the Company’s strategic decisions to limit third-party circulation and to reduce the distribution area of The Dallas Morning News and lower volumes. The 17.4 percent decrease in consumption was partially offset by an increase in the average cost per metric ton of newsprint of 12.4 percent.

Goodwill Impairment

In the fourth quarter 2007, the Company recorded a non-cash charge for goodwill impairment of $344,424, of which $242,794 related to The Providence Journal and $101,630 related to The Press-Enterprise in Riverside, California based on assessments performed for the year ended December 31, 2007. The Company is required to test goodwill and other intangible assets at least annually for impairment.

Corporate

Corporate costs and expenses increased $2,523, or 2.5 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase was primarily due to a $2,770 increase in share-based compensation, a $1,562 increase in supplemental retirement expense related to plans that were suspended and distributed to the participants in the first quarter 2008, a $2,625 increase in charitable contributions resulting primarily from the donation of a tract of land to benefit the City of Dallas, Texas, and costs related to the distribution of A. H. Belo. These increases were partially offset by a decrease in outside services that includes a decrease in consulting fees related to technology initiatives.

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

PAGE 24  Belo Corp. 2007 Annual Report on Form 10-K

Forward-Looking Statements

Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in Item 1A–Risk Factors, that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the distribution of the newspaper businesses and related assets of Belo; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, filings with the SEC and elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Belo’s financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1–Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

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

At December 31, 2007, Belo had net investments of $540,484 in property, plant and equipment and $1,333,943 in intangible assets, primarily FCC licenses, and recorded goodwill of $871,943.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2007, 2006 and 2005, the Company did not record any impairment losses related to property, plant and equipment.

Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. On January 1, 2002, upon

Belo Corp. 2007 Annual Report on Form 10-K PAGE 25

adoption of SFAS 142, “Goodwill and Other Intangible Assets”, the Company reclassified the FCC licenses apart from goodwill as separate indefinite-lived intangible assets and ceased amortization of both goodwill and the FCC licenses. FCC licenses are tested for impairment at least annually on an individual market basis.

Goodwill is tested at least annually by reporting unit for impairment. For the Television Group, a reporting unit consists of the television station(s) within a market. For the Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. Based on assessments performed for the year ended December 31, 2007, the Company recorded a non-cash impairment charge related to goodwill of $366,561. Of the total recorded, $242,794 related to The Providence Journal, $101,630 related to The Press-Enterprise in Riverside, California, and $22,137 related to WHAS-TV in Louisville, Kentucky. The non-cash goodwill impairment charges resulted from a decline in the estimated fair value of the individual businesses due primarily to lower estimated market growth rates versus previous year estimates and also, in the case of the newspapers, projected increases in newsprint costs. There were no impairments of these assets as of December 31, 2006 or 2005.

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

Share-Based Compensation     The Company records compensation expense related to its stock options according to SFAS 123R, as adopted on January 1, 2006. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.

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

Pension Benefits     Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87, “Employers’ Accounting for Pensions.” To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate and projected salary increases. In determining the discount rate assumption of 6.85 percent, the Company used a measurement date of December 31, 2007 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio.

To compute the Company’s pension expense in the year ended December 31, 2007, the Company used actuarial assumptions that include a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.00 percent used in this calculation is the rate used in computing the benefit obligation as December 31, 2006. The expected long-term rate of return on plan assets of 8.50 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement dates of December 31, 2007 and 2006. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 6–Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the effect of the adoption of this standard.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the effects of this

PAGE 26  Belo Corp. 2007 Annual Report on Form 10-K

new standard, but currently believes that adoption will not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect Belo’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after the effective date.

Liquidity and Capital Resources
(Dollars in thousands, except per share amounts)

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $218,802, $245,928 and $227,057 in the years ended December 31, 2007, 2006 and 2005, respectively. The changes in cash flows from operations are caused primarily by changes in net earnings and normal changes in working capital requirements. The Company used net cash provided by operations and proceeds from stock option exercises to purchase treasury shares, fund capital expenditures and dividend payments, and pay debt.

Investing Cash Flows

Net cash flows used in investing activities were $75,921, $109,372 and $83,275 in 2007, 2006 and 2005, respectively. These cash flows are primarily attributable to capital expenditures and investments as more fully described below.

Capital Expenditures

Total capital expenditures were $72,477, $114,253 and $87,268 in 2007, 2006 and 2005, respectively. These were primarily for Television Group equipment, Newspaper Group facilities and equipment and corporate-driven technology initiatives. As of December 31, 2007, projected capital expenditures for 2008 related to Belo’s television businesses are approximately $30,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit agreement.

In 2007 the Company completed construction of the new distribution and collating facility for The Dallas Morning News in southern Dallas. The total spending on the project was approximately $50,000. Of the total cost, approximately $4,625 was incurred in the year ended December 31, 2007.

In 2007 The Press-Enterprise moved into its new 150,000 square foot, five-story office building to centralize all news, editorial, advertising, sales and marketing, technology, production support and administrative functions. The total spending on the project was approximately $40,000. Of the total cost, approximately $8,439 was incurred in the year ended December 31, 2007.

Investment

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

Acquisition

On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.

Financing Cash Flows

Net cash flows used in financing activities were $170,192, $123,508 and $139,149 in the years ended December 31, 2007, 2006 and 2005, respectively. These net uses are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 6 3/4% Senior Notes due 2013, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 27

Long-Term Debt

Long-term debt consists of the following at December 31, 2007 and 2006:

	2007	2006

7 1/8% Senior Notes Due June 1, 2007	$–	$234,477
8% Senior Notes Due November 1, 2008	350,000	350,000
6 3/4% Senior Notes Due May 30, 2013	249,090	248,957
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,049,090	1,283,434
Revolving credit agreement, including short-term unsecured notes	118,000	–
Uncommitted line of credit	1,050	–

Total	$1,168,140	$1,283,434

The weighted average effective interest rate for these debt instruments is 7.3 percent and 7.4 percent as of December 31, 2007 and 2006, respectively. In 2007, the Company redeemed the 7 1/8% Senior Notes due June 1, 2007. The Company expects to repay the outstanding balance of the 8% Senior Notes due November 1, 2008 with borrowings under long-term facilities including funds drawn from its revolving credit facility.

In May 2006, Belo issued $250,000 of 6 3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6 3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6 3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6 3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility, with the remaining proceeds invested in cash and temporary cash investments for working capital needs at December 31, 2007. The $1,118 premium associated with the issuance of these 6 3/4% Senior Notes is being amortized over the term of the 6 3/4% Senior Notes using the effective interest rate method. As of December 31, 2007, the unamortized premium was $910.

On February 8, 2008, the date of the distribution of A. H. Belo as discussed in “Distribution of A. H. Belo” below, the Company entered into an Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the 2008 Credit Agreement). The Credit Agreement amended the Company’s existing Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the 2008 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees which depend on the Company’s credit rating, of up to 0.225 percent per year of the total unused commitment, accrue and are payable under the facility. The 2008 Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement.

On June 7, 2006, the Company entered into the 2006 Credit Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2006 Credit Agreement amended and restated the Company’s existing $1,000,000 Five-Year Credit Agreement (the 2005 Credit Agreement) by, among other things, extending the term of the existing facility to June 2011. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2007, the Company was in compliance with all debt covenant requirements. As of December 31, 2007, the balance outstanding under the 2006 Credit Agreement was $118,000. As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Agreement. At December 31, 2007, all unused borrowings were available for borrowing. This 2006 Credit Agreement was amended and restated in 2008, as discussed above.

On May 3, 2005, the Company entered into the 2005 Credit Agreement. The 2005 Credit Agreement was a $1,000,000 variable-rate five-year revolving credit facility. The 2005 Credit Agreement replaced the Company’s $720,000 revolving credit facility, which would have terminated on May 3, 2006. All borrowings under the old facility were repaid by borrowings under the 2005 Credit Agreement. The 2005 Credit Agreement was used for working capital and other general corporate purposes, including letters of credit. This 2005 Credit Agreement was amended and restated in 2006, as discussed above.

PAGE 28  Belo Corp. 2007 Annual Report on Form 10-K

In addition, the Company has uncommitted lines of credit currently available for borrowing of $10,000, with another $50,000 currently unavailable due to current debt ratings. At December 31, 2007, there was $1,050 outstanding under the $10,000 line of credit. There was no outstanding balance under either line of credit at December 31, 2006. The uncommitted lines of credit have a variable interest rate. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, such borrowings are classified as long-term in the Company’s financial statements. As of December 31, 2007 and 2006, the weighted average interest rate for borrowings under the line of credit was 7.1 percent and 5.1 percent, respectively. All unused borrowings under the Company’s $10,000 uncommitted line of credit were available for borrowing as of December 31, 2007.

Dividends

The following table presents dividend information for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31,	2007	2006	2005
Dividends paid	$51,256	$46,516	$44,914
Dividends declared per share	.50	.475	.40

Exercise of Stock Options

The following table presents stock option information for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31,	2007	2006	2005
Options exercised	709,214	1,581,844	951,810
Exercisable options	12,021,912	13,448,418	13,784,308
Net proceeds received from the exercise of stock options (in thousands)	$12,913	$28,320	$17,041

Share Repurchase Program

On December 9, 2005, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of common stock. As of December 31, 2007, the Company had 13,221,716 remaining shares under this purchase authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2007, no shares were purchased under this program. There is no expiration date for either of these repurchase programs. The total cost of the treasury shares purchased in 2007, 2006 and 2005, was $17,152, $144,429 and $184,011, respectively. All shares repurchased were retired in the year of purchase.

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2007. See the Consolidated Financial Statements, Note 12–Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt (principal only)	$1,168,140	$350,000	$–	$–	$119,050	$–	$699,090
Interest on long-term debt(a)	943,685	83,665	73,092	73,092	73,092	73,092	567,652
Television Group:
Broadcast rights	241,236	54,887	64,114	61,970	45,015	11,681	3,569
Capital expenditures and licenses	6,605	3,822	716	699	682	686	–
Non-cancelable operating leases	22,915	5,465	4,374	3,186	2,454	1,726	5,710
Newspaper Group
Capital expenditures and licenses	6,568	5,936	632	–	–	–	–
Non-cancelable operating leases	11,895	5,081	3,459	1,957	876	514	8

Total	$2,401,044	$508,856	$146,387	$140,904	$241,169	$87,699	$1,276,029

(a)	Represents the annual interest on fixed rate debt at the applicable stated rates and interest on variable rate debt at the interest rates in effect at December 31, 2007.

Distribution of A. H. Belo

On September 28, 2007, the board of directors of Belo authorized management to pursue the distribution of its newspaper businesses and related assets into a separate public company. An important objective of the distribution was to allow each of the Company’s newspaper and television businesses to more efficiently obtain and allocate resources for its distinct business and allow the management of each of these two businesses to focus on the opportunities and challenges specific to its particular operations. The distribution was completed on February 8, 2008, in the form of a pro-rata, tax-free dividend to Belo’s shareholders of 0.20 shares of A. H. Belo common stock for each share of the Company’s common stock owned at the close of business on January 25, 2008.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 29

In connection with the distribution, the Company undertook the following:

•	On October 1, 2007, Belo formed A. H. Belo as a wholly-owned subsidiary. On February 8, 2008, the Company contributed all of the stock of its subsidiaries engaged in the newspaper businesses and related assets to A. H. Belo.

•	On February 8, 2008, A. H. Belo became a separate, public company. The Company has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in the Company or in any television station or related businesses. Belo’s relationship with A. H. Belo is now governed by a separation and distribution agreement between the two companies, a services agreement and certain other agreements between the two companies or their respective subsidiaries. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate.

•	In 2007, Belo incurred approximately $9,267 in expenses related to the distribution. In the first quarter of 2008, Belo will record a charge of approximately $848 related to the write-off of debt issuance costs connected to the amendment of the credit facility and an estimated charge of approximately $3,000 to $4,000 in expenses related to the distribution.

•	In 2008, Belo (but not its shareholders) will recognize for tax purposes approximately $51,900 of previously deferred intercompany non-cash gains in connection with the distribution, resulting in a federal income tax obligation of approximately $18,000, and a state tax obligation which is not currently estimable and is not expected to be material.

•	On February 8, 2008, the Company amended its senior revolving credit facility to reduce the capacity under that credit facility from $1,000,000 to $600,000. The terms of the new credit facility are more fully described in Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.

•	As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings. Belo Holdings is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the distribution, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries.

In connection with the Company’s distribution of A. H. Belo, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and other agreements with A. H. Belo. In the separation and distribution agreement, effective as of the distribution date, A. H. Belo and Belo will indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the Consolidated Financial Statements, Note 13–Contingent Liabilities.

Under the services agreement, the Company (or its subsidiaries) will provide the following services and/or support to A. H. Belo: legal and government affairs; employee benefit plan administration; and payroll and other specified financial management activities. Similarly, A. H. Belo (or its subsidiaries) will provide the following services and/or support to the Company: information technology; interactive media; real estate management; and other specified operations activities. The services will generally be provided for a term beginning on the distribution date and expiring on the earlier of the second anniversary of the distribution date or the date of termination of a particular service pursuant to the agreement. The party receiving a service can generally terminate provision of that service upon 90 days advance notice to the party providing the service. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on a basis arrived at by the parties bargaining at arms-length or with respect to services not inconsistent with the business purpose of the parties.

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the distribution, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes for 2008 not paid on a consolidated basis. In addition, even though the distribution otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) will recognize for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the distribution, resulting in a federal income tax obligation of approximately $18,000, and a state tax which is not currently estimable and is not expected to be material. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company

PAGE 30  Belo Corp. 2007 Annual Report on Form 10-K

will be responsible for taxes attributable to the television business and related businesses, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-distribution actions or omissions by the indemnifying party that affect the tax consequences of the distribution, subject to certain exceptions.

The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the distribution, including, without limitation, the treatment of outstanding Belo equity awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations, and certain retirement and welfare benefit obligations.

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, entered into an agreement whereby each agrees to provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. The Dallas Morning News and WFAA-TV currently share media content at no cost, as do other media operating companies of Belo and A. H. Belo, and that sharing is expected to continue for the foreseeable future.

Unaudited Pro Forma Financial Information

On February 8, 2008, Belo completed the distribution of its newspaper businesses and related assets into a separate public company, A. H. Belo. The unaudited pro forma consolidated condensed financial statements presented below consist of the unaudited pro forma consolidated condensed balance sheet as of December 31, 2007 and the unaudited pro forma consolidated condensed statement of operations for the year ended December 31, 2007. The unaudited pro forma consolidated condensed balance sheet has been prepared giving effect to the distribution of the newspaper businesses and related assets and related transactions described in “Overview” above as if they occurred on the balance sheet date. The unaudited pro forma consolidated condensed statement of operations has been prepared giving effect to the distribution of the newspaper businesses and related assets and related transactions described in the “Overview” above as if they occurred as of the beginning of the period presented.

The unaudited pro forma consolidated condensed balance sheet and unaudited pro forma consolidated condensed statement of operations have been derived from our financial statements included in Item 8 and do not purport to represent what our financial position and results of operations actually would have been had the transactions occurred on the dates indicated or to project our financial performance for any future period. We did not account for the newspapers and related businesses as a separate, stand-alone entity for the periods presented.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 31

Unaudited Pro Forma Consolidated Condensed Balance Sheet as of December 31, 2007

Assets

	Belo Corp.	Pro Forma		Belo Corp.
In thousands	Historical	Adjustments		Pro Forma

Current assets:
Cash and temporary cash investments	$18,980	$(6,851	)(a)	$12,129
Accounts receivable, net	272,278	(90,235	)(a)	182,043
Other current assets	53,131	(24,213	)(a)	28,918

Total current assets	344,389	(121,299)		223,090

Property, plant and equipment, net	540,484	(305,446	)(a)	235,038
Intangible assets, net	1,333,943	(40,426	)(a)	1,293,517
Goodwill, net	871,943	(119,667	)(a)	752,276
Other assets	88,301	(14,469	)(a)	55,659
		(18,173	)(b)

Total assets	$3,179,060	$(619,480)		$2,559,580

Unaudited Pro Forma Consolidated Condensed Balance Sheet as of December 31, 2007

Liabilities and Shareholders’ Equity

	Belo Corp.	Pro Forma		Belo Corp.
In thousands	Historical	Adjustments		Pro Forma

Current liabilities:
Accounts payable	$59,644	$(25,378	)(a)	$34,266
Accrued expenses	115,236	(31,053	)(a)	84,183
Dividends payable	12,770	–		12,770
Other current liabilities	61,800	(44,452	)(a)	35,443
		18,095	(c)

Total current liabilities	249,450	(82,788)		166,662

Long-term debt	1,168,140	–		1,168,140
Deferred income taxes	445,981	(19,189	)(a)	426,792
Other liabilities	63,781	(8,576	)(a)	32,490
		(22,715	)(b)
Shareholders’ equity:
Common stock	170,773	–		170,773
Additional paid-in capital	905,589	–		905,589
Retained earnings	184,009	(508,849	)(a)	(302,203)
		4,542	(b)
		18,095	(c)
Accumulated other comprehensive loss	(8,663)	–		(8,663)

Total shareholders’ equity	1,251,708	(486,212)		765,496

Total liabilities and shareholders’ equity	$3,179,060	$(619,480)		$2,559,580

PAGE 32  Belo Corp. 2007 Annual Report on Form 10-K

Unaudited Pro Forma Consolidated Condensed Statement of Operations for the year ended December 31, 2007

	Belo Corp.	Pro Forma		Belo Corp.
In thousands	Historical	Adjustments		Pro Forma

Net Operating Revenues	$1,515,625	$(738,669	)(d)	$776,956
Operating Costs and Expenses
Salaries, wages and employee benefits	560,450	(290,955	)(d)	269,495
Other production, distribution and operating costs	494,047	(256,491	)(d)	237,556
Newsprint, ink and other supplies	103,443	(103,443	)(d)	–
Distribution-related costs	9,267	(9,267	)(e)	–
Depreciation	94,286	(45,851	)(d)	48,435
Amortization	6,941	(6,499	)(d)	442
Goodwill impairment	366,561	(344,424	)(d)	22,137

Total operating costs and expenses	1,634,995	(1,056,930)		578,065

Earnings (loss) from operations	(119,370)	318,261		198,891

Other Income and Expense
Interest expense	(94,494)	–		(94,494)
Other income, net	11,489	(3,698	)(d)	7,791

Total other income and expense	(83,005)	(3,698)		(86,703)

Earnings (loss)
Earnings (loss) before income taxes	(202,375)	314,563		112,188
Income taxes	60,438	(18,212	)(f)	42,226

Net earnings (loss)	$(262,813)	$332,775		$69,962

Net earnings (loss) per share:
Basic	$(2.57)	$3.25		$.68
Diluted	$(2.57)	$3.25		$.68

Weighted average shares outstanding:
Basic	102,245	102,245		102,245
Diluted	102,245	102,245		103,128

Notes to Unaudited Pro Forma Consolidated Condensed Financial Statements

The unaudited pro forma consolidated condensed balance sheet reflects the following adjustments:

a)	The elimination of the assets and liabilities of Belo’s newspaper businesses and related assets, which were transferred to A. H. Belo as part of the separation and distribution agreement. Belo’s equity may be adjusted for transfers of certain additional assets and liabilities subsequent to the distribution date; however, the effect of such adjustments is not currently expected to be material to the pro forma financial position of Belo as of December 31, 2007.

b)	The elimination of certain defined contribution assets and liabilities that were paid to participants as a result of the distribution of A. H. Belo, subsequent to year-end but before the distribution.

c)	The accrual of the expected income tax liability of approximately $18,000 related to $51,900 of previously deferred intercompany non-cash gains for income tax purposes resulting from the transfer of certain intangible assets from Belo to A. H. Belo.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 33

The accompanying unaudited pro forma consolidated condensed statements of operations reflect the following pro forma adjustments:

d)	The elimination of the revenues and expenses of Belo’s newspaper businesses and related assets transferred to A. H. Belo.

e)	The elimination of certain costs directly related to the distribution.

f)	The tax effect of the adjustments noted in d) and e) above.

g)	The pro forma statements of operations do not include adjustments to costs and expenses resulting from intercompany agreements between Belo and A. H. Belo. However, Belo currently expects that the effect of these agreements will not be material to Belo’s future results of operations.

Other

The Company has various options available to meet its 2008 capital and operating commitments, including cash on hand, short-term investments, internally generated funds and a $600,000 revolving line of credit. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Other Matters

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, all of whom are current or retired executive officers of the Company, and James M. Moroney III, an executive officer of The Dallas Morning News. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiff’s complaint as to defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. On September 19, 2007, plaintiffs filed their motion for class certification; defendants filed their response to this motion on October 26, 2007. Plaintiffs filed their reply to the response on November 16, 2007. On November 26, 2007, the court denied defendants’ motion for reconsideration of the court’s denial of defendants’ motion to dismiss as to remaining defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court order was not a dismissal with prejudice.

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above.

On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against the Company in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

PAGE 34  Belo Corp. 2007 Annual Report on Form 10-K

In 2004, the staff of the SEC notified the Company that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. On October 1, 2007, the SEC staff sent counsel for the Company a letter stating that the inquiry has been completed and that the staff does not intend to recommend any enforcement action by the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 8–Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2007 and 2006, the fair value of Belo’s fixed-rate debt was estimated to be $1,012,175 and $1,312,973, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The carrying value of fixed-rate debt was $1,050,000 and $1,284,477 at December 31, 2007 and 2006, respectively.

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $62,008 at December 31, 2007 ($89,131 at December 31, 2006). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates for the year ended December 31, 2007, would have resulted in an immaterial annual change in Belo’s pretax earnings and cash flows. A 10 percent change in the interest rates for the year ended December 31, 2006, would have resulted in no change to Belo’s pretax earnings and cash flows as there were no outstanding balances on the variable rate debt.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2007 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting of Belo Corp. and its subsidiaries (the Company). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can

Belo Corp. 2007 Annual Report on Form 10-K PAGE 35

provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by PCAOB and in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

PAGE 36  Belo Corp. 2007 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Belo Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 28, 2008

Belo Corp. 2007 Annual Report on Form 10-K PAGE 37

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Belo Corp. Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Audit Committee,” “Corporate Governance–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2008 is incorporated herein by reference.

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

A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606

Item 11. Executive Compensation

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2007,–Outstanding Equity Awards of Fiscal Year-End 2007,–Option Exercises and Stock Vested in 2007,–Post-Employment Benefits,–Pension Benefits at December 31, 2007,–Non-qualified Deferred Compensation,–Non-qualified Deferred Compensation for 2007,–Termination of Employment and Change-In-Control Arrangements,–Potential Payments on Termination or Change in Control at December 31, 2007–Director Compensation” and “Corporate Governance–Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2008 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2008 is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 4–Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Director Compensation–Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2008 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2008 is incorporated herein by reference.

PAGE 38  Belo Corp. 2007 Annual Report on Form 10-K

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

Exhibit Number		Description

2	.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
3	.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))
3	.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))
3	.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4.4		Instruments defining rights of debt securities:
(1) * Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
(3) * $200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

Belo Corp. 2007 Annual Report on Form 10-K PAGE 39

Exhibit Number	Description

	(4)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
	(5)	*	(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
		*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
	(6)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
	(7)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
	(8)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
	(9)	*	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
	(10)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
	(11)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(12)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
	†(1)		Belo Savings Plan:
		*	(a) Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))
		*	(b) First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated March 1, 2005 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))
		*	(c) Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated December 1, 2005 (Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)
		*	(d) Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated September 29, 2006 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598))
		*	(e) Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated November 30, 2006 (Exhibit 10.2(1)(e) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598)(the “2006 Form 10-K”))
		*	(f) Fifth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated May 7, 2007 (Exhibit 10.2(1)(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Securities and Exchange Commission File No. 001-08598))
		*	(g) Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

PAGE 40  Belo Corp. 2007 Annual Report on Form 10-K

Exhibit Number	Description

	†(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
	†(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
	†(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	†(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
	(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
	†(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
	†(8)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))
		*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the 2006 Form 10-K)
		*	(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)

Belo Corp. 2007 Annual Report on Form 10-K PAGE 41

Exhibit Number	Description

	†(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008. (Securities & Exchange Commission File No. 001-08598))
	†(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (Securities and Exchange Commission file No. 001-08598))
10.3	Agreements relating to the distribution of A. H. Belo
	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
12	Statements re: Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PAGE 42  Belo Corp. 2007 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Dunia A. Shive
Dunia A. Shive
President, Chief Executive Officer and Director

                       Dated: February 29, 2008

POWER OF ATTORNEY

The undersigned hereby constitute and appoint Dunia A. Shive, Dennis A. Williamson and Guy H. Kerr, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board	February 29, 2008

/s/ Dunia A. Shive Dunia A. Shive	President, Chief Executive Officer and Director	February 29, 2008

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	February 29, 2008

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	February 29, 2008

/s/ Dealey D. Herndon Dealey D. Herndon	Director	February 29, 2008

/s/ James M. Moroney III James M. Moroney III	Director	February 29, 2008

/s/ Wayne R. Sanders Wayne R. Sanders	Director	February 29, 2008

/s/ William T. Solomon William T. Solomon	Director	February 29, 2008

/s/ M. Anne Szostak M. Anne Szostak	Director	February 29, 2008

/s/ Lloyd D. Ward Loyd D. Ward	Director	February 29, 2008

Belo Corp. 2007 Annual Report on Form 10-K PAGE 43

Signature	Title	Date

/s/ Dennis A. Williamson Dennis A. Williamson	Executive Vice President/ Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Carey P. Hendrickson Carey P. Hendrickson	Senior Vice President/ Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

PAGE 44  Belo Corp. 2007 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 28, 2008

Belo Corp. 2007 Annual Report on Form 10-K PAGE 45

Consolidated Statements of Operations

	Years ended December 31,

In thousands, except share and per share amounts	2007	2006	2005

Net Operating Revenues
Television Group	$776,956	$770,539	$703,426
Newspaper Group	738,669	817,733	822,344

Total net operating revenues	1,515,625	1,588,272	1,525,770

Operating Costs and Expenses
Salaries, wages and employee benefits	560,450	581,516	544,806
Other production, distribution and operating costs	494,047	488,855	446,216
Newsprint, ink and other supplies	103,443	133,758	142,911
Distribution-related costs	9,267	–	–
Depreciation	94,286	87,384	87,511
Amortization	6,941	8,348	8,380
Goodwill impairment	366,561	–	–

Total operating costs and expenses	1,634,995	1,299,861	1,229,824

Earnings (loss) from operations	(119,370)	288,411	295,946

Other Income and Expense
Interest expense	(94,494)	(95,654)	(91,004)
Other income, net	11,489	10,926	2,018

Total other income and expense	(83,005)	(84,728)	(88,986)

Earnings (Loss)
Earnings (loss) before income taxes	(202,375)	203,683	206,960
Income taxes	60,438	73,157	79,272

Net earnings (loss)	$(262,813)	$130,526	$127,688

Net earnings (loss) per share:
Basic	$(2.57)	$1.26	$1.14
Diluted	$(2.57)	$1.26	$1.12

Weighted average shares outstanding:
Basic	102,245	103,701	112,104
Diluted	102,245	103,882	113,552

Dividends declared per share	$.50	$.475	$.40

See accompanying Notes to Consolidated Financial Statements.

PAGE 46  Belo Corp. 2007 Annual Report on Form 10-K

Consolidated Balance Sheets

Assets	December 31,

In thousands	2007	2006

Current assets:
Cash and temporary cash investments	$18,980	$46,291
Accounts receivable (net of allowance of $8,534 and $8,165 at December 31, 2007 and 2006, respectively)	272,278	276,825
Inventories	11,430	20,924
Deferred income taxes	12,286	11,996
Prepaids and other current assets	29,415	28,127

Total current assets	344,389	384,163

Property, plant and equipment, at cost:
Land	82,968	83,083
Buildings and improvements	370,040	312,946
Broadcast equipment	384,391	371,706
Newspaper publishing equipment	352,103	325,223
Other	269,881	258,901
Advance payments on property, plant and equipment	41,311	111,167

Total property, plant and equipment	1,500,694	1,463,026
Less accumulated depreciation	960,210	902,532

Property, plant and equipment, net	540,484	560,494

Intangible assets, net	1,333,943	1,336,870
Goodwill	871,943	1,237,348
Other assets	88,301	87,052

Total assets	$3,179,060	$3,605,927

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 47

Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2007	2006

Current liabilities:
Accounts payable	$59,644	$79,605
Accrued compensation and benefits	82,682	74,002
Other accrued expenses	32,554	28,002
Income taxes payable	13,595	20,945
Advance subscription payments	34,962	29,260
Dividends payable	12,770	12,903
Accrued interest payable	13,243	14,195

Total current liabilities	249,450	258,912

Long-term debt	1,168,140	1,283,434
Deferred income taxes	445,981	435,154
Other liabilities	63,781	101,279

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 88,016,220 and 87,706,833 shares at December 31, 2007 and 2006, respectively;	146,987	146,471
Series B: Issued and outstanding 14,243,141 and 14,589,345 shares at December 31, 2007 and 2006, respectively	23,786	24,364
Additional paid-in capital	905,589	886,501
Retained earnings	184,009	506,807
Accumulated other comprehensive loss	(8,663)	(36,995)

Total shareholders’ equity	1,251,708	1,527,148

Total liabilities and shareholders’ equity	$3,179,060	$3,605,927

See accompanying Notes to Consolidated Financial Statements.

PAGE 48  Belo Corp. 2007 Annual Report on Form 10-K

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2007

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2004	98,387,270	15,945,733	$190,936	$941,266	$525,383	$(27,933)	$1,629,652
Exercise of stock options	930,660	21,150	1,589	15,452	–	–	17,041
Excess tax benefit from long-term incentive plan	–	–	–	1,990	–	–	1,990
Employer’s matching contribution to Savings Plan	395,809	–	661	8,610	–	–	9,271
Purchases and subsequent retirement of treasury stock	(7,946,200)	–	(13,270)	(66,227)	(104,514)	–	(184,011)
Net earnings	–	–	–	–	127,688	–	127,688
Change in minimum pension liability adjustment, net of tax	–	–	–	–	–	(12,463)	(12,463)
Dividends	–	–	–	–	(55,687)	–	(55,687)
Conversion of Series B to Series A	364,630	(364,630)	–	–	–	–	–

Balance at December 31, 2005	92,132,169	15,602,253	179,916	901,091	492,870	(40,396)	1,533,481
Exercise of stock options	1,245,835	336,009	2,642	25,678	–	–	28,320
Excess tax benefit from long-term incentive plan	–	–	–	632	–	–	632
Employer’s matching contribution to Savings Plan	530,076	–	885	8,669	–	–	9,554
Share-based compensation	–	–	–	14,308	–	–	14,308
Purchases and subsequent retirement of treasury stock	(7,550,164)	–	(12,608)	(63,877)	(67,944)	–	(144,429)
Net earnings	–	–	–	–	130,526	–	130,526
Change in minimum pension liability adjustment, net of tax	–	–	–	–	–	3,401	3,401
Dividends	–	–	–	–	(48,645)	–	(48,645)
Conversion of Series B to Series A	1,348,917	(1,348,917)	–	–	–	–	–

Balance at December 31, 2006	87,706,833	14,589,345	170,835	886,501	506,807	(36,995)	1,527,148
Exercise of stock options	697,055	88,864	1,312	11,601	–	–	12,913
Excess tax benefit from long-term incentive plan	–	–	–	730	–	–	730
Employer’s matching contribution to Savings Plan	4,603	–	8	76	–	–	84
Share-based compensation	–	–	–	13,589	–	–	13,589
Purchases and subsequent retirement of treasury stock	(827,339)	–	(1,382)	(6,908)	(8,862)	–	(17,152)
Net loss	–	–	–	–	(262,813)	–	(262,813)
Change in pension liability adjustment, net of tax	–	–	–	–	–	28,332	28,332
Dividends	–	–	–	–	(51,123)	–	(51,123)
Conversion of Series B to Series A	435,068	(435,068)	–	–	–	–	–

Balance at December 31, 2007	88,016,220	14,243,141	$170,773	$905,589	$184,009	$(8,663)	$1,251,708

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 49

Consolidated Statements of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2007	2006	2005

Operations
Net earnings (loss)	$(262,813)	$130,526	$127,688
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	101,227	95,732	95,891
Goodwill impairment	366,561	–	–
Deferred income taxes	(142)	(6,766)	9,835
Pension contribution	–	–	(15,000)
Employee retirement benefit expense	(3,187)	16,470	17,903
Share-based compensation	18,878	16,704	–
Other non-cash expenses	(285)	11,070	10,919
Equity from partnerships	(670)	(1,302)	(738)
Other, net	2,400	(3,179)	1,497
Net changes in operating assets and liabilities:
Accounts receivable	4,916	(16,101)	(18,965)
Inventories and other current assets	15,358	(1,378)	(1,763)
Accounts payable	(19,961)	(11,605)	15,350
Accrued compensation and benefits	8,513	8,130	(256)
Other accrued expenses	6,820	(2,618)	(5,550)
Interest payable	(819)	1,018	(149)
Income taxes payable	(17,994)	9,227	(9,605)

Net cash provided by operations	218,802	245,928	227,057

Investments
Capital expenditures	(72,477)	(114,253)	(87,268)
Acquisition	(4,268)	–	–
Distributions from joint ventures	–	–	9,018
Other, net	824	4,881	(5,025)

Net cash used for investments	(75,921)	(109,372)	(83,275)

Financing
Net proceeds from revolving debt	600,442	299,790	625,400
Payments on revolving debt	(481,392)	(444,665)	(550,675)
Net proceeds from issuance of senior notes	–	248,883	–
Redemption of senior notes	(234,477)	(65,523)	–
Dividends on common stock	(51,256)	(46,516)	(44,914)
Net proceeds from exercise of stock options	12,913	28,320	17,041
Purchase of treasury stock	(17,152)	(144,429)	(184,011)
Excess tax benefit from option exercises	730	632	–
Other	–	–	(1,990)

Net cash used for financing	(170,192)	(123,508)	(139,149)

Net increase (decrease) in cash and temporary cash investments	(27,311)	13,048	4,633
Cash and temporary cash investments at beginning of year	46,291	33,243	28,610

Cash and temporary cash investments at end of year	$18,980	$46,291	$33,243

Supplemental Disclosures (Note 15)

See accompanying Notes to Consolidated Financial Statements.

PAGE 50  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A)	Business and Principles of Consolidation During all periods presented in these consolidated financial statements, Belo Corp. and its subsidiaries (collectively, the Company or Belo) operated in two primary reporting segments, the Television Group and the Newspaper Group. See Note 18.

On February 8, 2008, the Company completed the distribution of its newspaper business and related assets, which includes the Newspaper Group, into a separate public company in the form of a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Corporation (A. H. Belo) Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned at the close of business on January 25, 2008. See Note 18.

The consolidated financial statements include the accounts of Belo and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Belo accounts for its interests in partnerships using the equity method of accounting, with Belo’s share of the results of operations being reported in Other Income and Expense in the accompanying consolidated statements of operations.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current year presentation.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. We estimated our allowance for doubtful accounts using historical net write-offs of uncollectible accounts. We analyzed the ultimate collectibility of our accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in other production, distribution and operating costs. The carrying value of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2007, 2006 and 2005:

	Expense for	Accounts
	Uncollectible	Written
	Accounts	Off

2007	$9,444	$9,075
2006	5,947	7,463
2005	8,161	6,390

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Inventories Inventories, consisting primarily of newsprint, ink and other supplies used in printing newspapers, are stated at the lower of average cost or market value.

F)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 51

Notes to Consolidated Financial Statements

G)	Property, Plant and Equipment Depreciation of property, plant and equipment, including assets recorded under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Newspaper publishing equipment	3-20 years
Other	3-10 years

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

Prior to January 1, 2002, all of the acquired intangible assets were classified together as “goodwill and intangible assets” in the Company’s consolidated financial statements and were amortized over a composite life of 40 years. On January 1, 2002, upon adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” the Company reclassified the FCC licenses apart from goodwill as separate indefinite-lived intangible assets and ceased amortization of both goodwill and the FCC licenses. FCC licenses are tested for impairment at least annually on an individual market basis.

Goodwill is tested at least annually by reporting unit for impairment. For the Company’s Television Group, a reporting unit consists of the television station(s) within a market (as defined by Nielsen Media Research’s Designated Market Area report). For the Company’s Newspaper Group, a reporting unit consists of the newspaper operations in each individual market. See Note 3. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not impaired. If the carrying amount exceeds the fair value, a second step is performed to calculate the implied fair value of the goodwill of the individual reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. The estimates of future cash flows are based on assumptions which management believes are reasonable. However, changes in these estimates or assumptions could produce changes in the results of the impairment tests.

Separable intangible assets that have finite useful lives continue to be amortized on a straight-line basis over their estimated useful lives as follows:

Estimated
Useful Lives
Market alliance	5 years
Subscriber lists	18 years

I)	Revenue Recognition Belo’s principal sources of revenue are the sale of airtime on its television stations, advertising space in published issues of its newspapers and on the Company’s Internet Web sites, the sale of newspapers to distributors and individual subscribers, and amounts charged to customers for commercial printing. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Newspaper advertising revenue is recorded, net of agency commissions, when the advertisements are published in the newspaper. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of

PAGE 52  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

time the advertisement is placed on Web sites. Subscription proceeds are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Subscription revenues under buy-sell arrangements with distributors are recorded based on the net amount received from the distributor, whereas subscription revenues under fee-based delivery arrangements with distributors are recorded based on the amount received from the subscriber. Commercial printing revenue is recorded when the product is shipped.

J)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $33,309, $29,806, and $30,092 in advertising and promotion costs during 2007, 2006 and 2005, respectively.

K)	Employee Benefits Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the effect of the adoption of this standard.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the effects of this new standard, but currently believe that adoption will not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will have an impact on Belo’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummates after the effective date.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 53

Notes to Consolidated Financial Statements

Note 3:  Goodwill and Intangible Assets

The following table sets forth the identifiable intangible assets as of December 31, 2007 and 2006, respectively, that continue to be subject to amortization (definite-lived intangible assets) and the identifiable intangible assets that are no longer subject to amortization upon the adoption of SFAS 142 (indefinite-lived intangible assets):

	2007			2006
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net

Definite-lived intangible assets:
Television Group:
Market alliance	$–	$–	$–	$8,832	$8,390	$442
Newspaper Group:
Subscriber lists	115,963	75,537	40,426	115,963	69,039	46,924
Indefinite-lived intangible assets:
Television Group:
FCC licenses	1,293,517	–	1,293,517	1,289,504	–	1,289,504

Intangible assets	$1,409,480	$75,537	$1,333,943	$1,414,299	$77,429	$1,336,870

Based on the results of its annual impairment tests of indefinite-lived intangible assets, the Company determined that no impairment of these assets existed as of December 31, 2007, 2006 or 2005, respectively.

The amortization expense for intangible assets of the Television Group and the Newspaper Group subject to amortization for the years ended December 31, 2007, 2006 and 2005 was:

2007	$6,941
2006	8,348
2005	8,380

At December 31, 2007, amortization expense for each of the next five years, all of which relate to intangible assets of the newspaper businesses and related assets, is expected to be:

2008	$6,499
2009	6,499
2010	5,239
2011	5,239
2012	5,239

Based on its annual impairment test of goodwill as of December 31, 2007, the Company recorded impairment charges related to goodwill totaling $366,561 in the fourth quarter of 2007. Of the total charge, $242,794 related to The Providence Journal, $101,630 related to The Press-Enterprise in Riverside, California, and $22,137 related to WHAS-TV in Louisville, Kentucky. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses due primarily to lower estimated market growth rates versus prior year estimates and also, in the case of the newspapers, projected increases in newsprint costs. A summary of the changes in the Company’s recorded goodwill is below:

	Television	Newspaper	Total
	Group	Group	Goodwill

Balance at January 1, 2007	$773,257	$464,091	$1,237,348
Purchase of WUPL	1,156	–	1,156
Goodwill impairment	(22,137)	(344,424)	(366,561)

Balance at December 31, 2007	$752,276	$119,667	$871,943

Based on the annual impairment tests performed for the years ended December 31, 2006 and 2005, there was no impairment of goodwill.

PAGE 54  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 4: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 8,557,440, 7,039,483, and 8,308,939 at December 31, 2007, 2006 and 2005, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income for the year ended December 31, 2007 and 2006 was $20,197 and $16,993, respectively. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $7,132 and $6,043 for the years ended December 31, 2007 and 2006, respectively.

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

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statements of operations for the years ended December 31, 2005 for options granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2007, includes: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R). Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $9,886 and $6,335 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.06 lower than if the Company had continued to account for share-based compensation under APB 25.

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

Belo Corp. 2007 Annual Report on Form 10-K PAGE 55

Notes to Consolidated Financial Statements

prior to the adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

2005

Stock-based compensation expense included in the determination of net earnings, net of income taxes	$188

Net earnings, as reported	$127,688
Less: Stock-based compensation expense for options determined under fair value-based method, net of income taxes	7,280

Net earnings, pro forma	$120,408

Per share amounts:
Basic net earnings per share, as reported	$1.14

Basic net earnings per share, pro forma	$1.08

Diluted net earnings per share, as reported	$1.12

Diluted net earnings per share, pro forma	$1.07

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

	2007	2006	2005

Weighted average grant date fair value	$6.01	$4.71	$5.89
Weighted average assumptions used:
Expected volatility	27.2%	24.9%	26.0%
Expected lives	9yrs	6yrs	6yrs
Risk-free interest rates	4.66%	4.74%	4.30%
Expected dividend yields	2.51%	2.54%	1.81%

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2007, is summarized in the following table:

	2007		2006		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	14,757,498	$21.43	16,270,228	$21.17	16,369,928	$20.97
Granted	85,237	$19.91	369,330	$18.60	1,042,860	$22.17
Exercised	(709,214)	$17.79	(1,581,844)	$17.90	(951,810)	$17.90
Canceled	(1,648,873)	$25.70	(300,216)	$22.61	(190,750)	$25.15

Outstanding at December 31	12,484,648	$21.04	14,757,498	$21.43	16,270,228	$21.17

Vested and exercisable at December 31	12,021,912	$21.05	13,448,418	$21.36	13,784,308	$20.60

Weighted average remaining contractual term (in years)	4.4		4.9		5.4

PAGE 56  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant, therefore, the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 is as follows:

2007	$2,085
2006	1,805
2005	5,688

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2007:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$15-18	4,608,569	3.28	$17.66	4,442,704	$17.65
$19-21	4,223,222	4.21	$20.40	3,900,970	$20.34
$22-29	3,638,284	6.13	$26.05	3,566,660	$26.09

$15-29	12,470,075	4.43	$21.04	11,910,334	$21.06

(a)	Comprised of Series B shares

As of December 31, 2007, there was $1,569 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 0.98 years.

In connection with the distribution of A. H. Belo on February 8, 2008, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the distribution date (the distribution ratio) with an exercise price based on the closing share price on February 8. Following the distribution, there were 12,477,448 Belo options outstanding at the weighted average exercise price of $16.84, of which 12,016,662 options were exercisable at a weighted average exercise price of $16.86.

Restricted Stock Units (RSUs)

Under the long-term incentive plan, the Company’s Board of Directors has awarded restricted stock units (RSUs). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Belo’s Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service based RSUs and RSUs with performance conditions where the performance conditions have been met participate in the Company’s dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of the Company’s share-based compensation. The RSUs do not have voting rights.

A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2007, is summarized in the following table.

	2007		2006		2005

		Weighted				Weighted
	Number of	Average	Number of	Weighted	Number of	Average
	RSUs	Price	RSUs	Average Price	RSUs	Price

Outstanding at January 1	1,388,206	$19.53	364,900	$21.62	–	$–
Granted	813,583	$17.18	1,036,756	$18.82	364,900	$21.62
Vested	(127,863)	$21.36	–	$–	–	$–
Canceled	(125,066)	$19.22	(13,450)	$21.31	–	$–

Outstanding at December 31	1,948,860	$18.45	1,388,206	$19.53	364,900	$21.62

Vested at December 31	–	–	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2007, 2006 and 2005, was $17.18, $18.82 and $21.62, respectively. During 2007, 127,863 RSUs were converted to shares of stock and $948 in share-based liabilities were paid. No RSUs were converted to shares of stock during the years ended December 31, 2006 or 2005. As

Belo Corp. 2007 Annual Report on Form 10-K PAGE 57

Notes to Consolidated Financial Statements

of December 31, 2007, there was $15,215 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of 2.09 years.

In connection with the distribution of A. H. Belo, holders of Belo RSUs retained their existing RSUs and also received restricted stock unit awards of A. H. Belo common stock. The number of A. H. Belo restricted shares awarded to Belo’s RSU holders was determined using the distribution ratio. Subsequent to the distribution, Belo and A. H. Belo will recognize compensation cost related to all unvested modified awards for those employees that provide service to each respective entity.

Note 5: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the Plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Belo’s employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in Belo’s defined benefit pension plan (Pension Plan) when it was frozen to new participants in July 2000, or who started with Belo after July 1, 2000); or under the Classic Plan (for employees who elected to continue participation in Belo’s defined benefit pension plan). See Note 6 for further discussions of Belo’s defined benefit pension plan. Belo contributes an amount equal to two percent of the compensation paid to eligible employees, subject to limitations, and matches a specified percentage of employees’ contributions under the Star Plan. Under the Classic Plan, Belo matches a percentage of the employees’ contributions but does not make the two percent contribution of the participant’s compensation.

Belo’s contributions to its defined contribution plans totaled $19,187, $15,958 and $13,788 in 2007, 2006 and 2005, respectively. During 2006 and 2005, a portion of this contribution was made in Belo common stock. The Company issued 4,603, 530,076, and 395,809 shares of Series A common stock in conjunction with these contributions during the years ended December 31, 2007, 2006, and 2005, respectively. Effective January 1, 2007, the defined contribution plan was amended such that matching contributions will be in cash and no longer partially in the Company’s stock.

Effective as of February 8, 2008, the Company transferred the vested and non-vested account balances of A. H. Belo employees and former employees from the Company’s defined contribution plan to a defined contribution plan established and sponsored by A. H. Belo. Effective with this transfer, A. H. Belo assumed and became solely responsible for all liabilities of the Company’s defined contribution plan with respect to A. H. Belo’s employees and former employees. Subsequent to the transfer, A. H. Belo and its subsidiaries ceased to be participating employers in the Company’s defined contribution plan.

In March 2007, Belo froze benefits under the Pension Plan. See Note 6. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plan, a defined contribution plan, for a period of up to five years. As a result, during 2007, the Company accrued supplemental pension transition contributions totaling $8,237 to this plan. These supplemental pension transition contributions will benefit those employees affected by these changes who remain with Belo or A. H. Belo.

Prior to February 8, 2008, A. H. Belo established an A. H. Belo pension transition supplement plan, a defined contribution plan. Concurrent with the date that the Company will make its contribution to the Company’s pension transition supplement defined contribution plan for the 2007 plan year, the Company will cause the vested and non-vested account balances of A. H. Belo employees and former employees to be transferred to A. H. Belo’s pension transition supplement defined contribution plan. At this time, A. H. Belo will assume and be solely responsible for all liabilities for plan benefits of the Company’s pension transition supplement defined contribution plan with respect to A. H. Belo’s employees and former employees. A. H. Belo will reimburse the Company for the aggregate contribution made by the Company to its pension transition supplement defined contribution plan for the 2007 plan year for the account of A. H. Belo employees and former employees.

Belo also sponsors non-qualified defined contribution retirement plans for certain employees. Expense recognized in 2007, 2006 and 2005 for these plans was $3,427, $1,897 and $2,266, respectively. Subsequent to December 31, 2007, the plans were suspended and balances totaling $20,339 were transferred to the participants prior to the distribution of A. H. Belo.

Note 6: Defined Benefit Pension and Other Post Retirement Plans

Some of the Company’s employees participated in Belo’s Pension Plan, which covered employees who elected to continue participation in the plan when it was frozen to new participants in 2000 (for employees other than members of the Providence newspaper guild) and in 2004 (for members of the Providence newspaper guild). The benefits are based on years

PAGE 58  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed ten years of employment. Certain information regarding Belo’s Pension Plan is included below.

Belo froze benefits under the Pension Plan effective March 31, 2007. As part of the curtailment of the Pension Plan, Belo and A. H. Belo will provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan. As a result, the Company recorded a curtailment loss of $4,082 in the fourth quarter of 2006, included in salaries, wages and employee benefits in the accompanying consolidated statement of operations, which represents the previously unrecognized prior service cost associated with years of credited service which is now no longer expected to be earned.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its Pension Plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption of SFAS 158 represents the remaining net unrecognized actuarial losses as of December 31, 2006. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and which are not recognized as a component of net periodic pension cost in the same periods will be recognized on the same basis as net actuarial losses included in accumulated other comprehensive income at adoption of SFAS 158.

Because the Company has curtailed all benefits under the Pension Plan as discussed above, the adoption of SFAS 158 had no effect on the Company’s financial position as of December 31, 2006. In addition, the adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, and it will not affect the Company’s results of operations in future periods.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2007 and 2006, and the accumulated benefit obligation at December 31, 2007 and 2006, are as follows:

	2007	2006

Funded Status
Projected Benefit Obligation As of January 1	$497,626	$507,443
Actuarial gains	(58,827)	(17,603)
Service cost	1,860	11,343
Interest cost	28,947	28,734
Plan amendments	–	40,334
Curtailments	–	(54,984)
Benefits paid	(18,548)	(17,641)

As of December 31	$451,058	$497,626

Fair Value of Plan Assets
As of January 1	$451,239	$410,513
Actual return on plan assets	20,955	58,367
Benefits paid	(18,548)	(17,641)

As of December 31	453,646	451,239

Funded Status as of December 31	$2,588	$(46,387)

Accumulated Benefit Obligation	$451,058	$497,626

Amounts recognized in the consolidated balance sheets as of December 31, 2007 and 2006 consist of:

	2007	2006

Non-current prepaid pension cost	$2,588	$–
Non-current accrued pension liability	–	(46,387)
Accumulated other comprehensive loss	9,916	54,737

The differences between the amounts recorded as prepaid pension cost in 2007 and the non-current pension liability in 2006 and the amounts recorded in accumulated other comprehensive loss are due to cumulative Company contributions in excess of net periodic pension benefit expense.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 59

Notes to Consolidated Financial Statements

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, the Company used a measurement date of December 31, 2007 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2007 and 2006, was 6.85 percent and 6.00 percent, respectively.

To compute the Company’s net periodic benefit cost in the year ended December 31, 2007, the Company uses actuarial assumptions which include a discount rate, an expected long-term rate of return on plan assets and projected salary increases. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Discount rate	6.00%	5.75%	6.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.75%
Rate of increase in future compensation	N/A	4.20%	4.20%

The net periodic pension cost (credit) for the years ended December 31, 2007, 2006 and 2005 includes the following components:

	2007	2006	2005

Service cost–benefits earned during the period	$1,860	$11,343	$10,862
Interest cost on projected benefit obligation	28,947	28,734	27,565
Expected return on plan assets	(36,386)	(34,026)	(31,139)
Amortization of net loss	1,425	7,186	7,820
Amortization of unrecognized prior service cost	–	616	529
Recognized curtailment loss	–	4,082	–

Net periodic pension cost (credit)	$(4,154)	$17,935	$15,637

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2008	$20,545
2009	21,695
2010	22,909
2011	24,279
2012	25,823

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. The Company made no contributions to the Pension Plan during 2007 and 2006. During 2005, the Company made contributions to the Pension Plan totaling $15,000. The 2005 contributions exceeded the Company’s required minimum contribution for ERISA funding purposes and there was no ERISA funding requirement in 2007 and 2006. No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2008.

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

PAGE 60  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2007 or 2006 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2007	2006

Domestic equity securities	60.0%	59.7%	61.0%
International equity securities	15.0%	18.9%	19.5%
Fixed income securities	25.0%	20.9%	19.1%
Cash	–	0.5%	0.4%

Total	100.0%	100.0%	100.0%

Pension Plan assets do not include any Belo common stock at December 31, 2007 or 2006.

Subsequent to the distribution of A. H. Belo, the Company will retain sponsorship of the Pension Plan and will, jointly with A. H. Belo, administer benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The distribution will cause each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, the Company will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo will reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan.

Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2007, 2006 and 2005 was $224, $599, and $637, respectively.

Note 7: Comprehensive Income

For each of the three years in the period ended December 31, 2007, total comprehensive income (loss) was comprised as follows:

	2007	2006	2005

Net earnings (loss)	$(262,813)	$130,526	$127,688
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes (benefit) of $1,831 and ($6,711) in 2006 and 2005, respectively	–	3,401	(12,463)
Pension liability adjustments:
Reclassification of recognized transactions, net of taxes of $(499)	(926)	–	–
Annual adjustment, net of taxes of $15,754	29,258	–	–

Other comprehensive income (loss)	28,332	3,401	(12,463)
Comprehensive income (loss)	$(234,481)	$133,927	$115,225

Note 8: Long-Term Debt

Long-term debt consists of the following at December 31, 2007 and 2006:

	2007	2006

7 1/8% Senior Notes Due June 1, 2007	$–	$234,477
8% Senior Notes Due November 1, 2008	350,000	350,000
6 3/4% Senior Notes Due May 30, 2013	249,090	248,957
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	250,000	250,000

Fixed-rate debt	1,049,090	1,283,434
Revolving credit agreement, including short-term unsecured notes	118,000	–
Uncommitted line of credit	1,050	–

Total	$1,168,140	$1,283,434

Belo Corp. 2007 Annual Report on Form 10-K PAGE 61

Notes to Consolidated Financial Statements

The Company’s long-term debt maturities are as follows:

2008	$350,000
2009	–
2010	–
2011	119,050
2012 and thereafter	699,090

Total	$1,168,140

The weighted average effective interest rate on the fixed-rate debt was 7.5 percent and 7.4 percent at December 31, 2007 and 2006, respectively. At December 31, 2007, the fair value was $37,825 less than the carrying value. At December 31, 2006, the fair value was $28,496 greater than the carrying value. The fair values at December 31, 2007 and 2006 were estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as coupon rate and term to maturity.

In 2006, the Company redeemed $65,523 of the 7 1/8% Senior Notes due June 1, 2007. In May 2006, Belo issued $250,000 of 6 3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6 3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The 6 3/4% Senior Notes are unsubordinated and unsecured obligations ranking equally with all of the Company’s existing and future unsubordinated and unsecured obligations. The Company may redeem the 6 3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility with the remaining proceeds invested in cash and temporary cash investments for working capital needs at December 31, 2006. The $1,118 premium associated with the issuance of these 6 3/4% Senior Notes is being amortized over the term of the 6 3/4% Senior Notes using the effective interest rate method. As of December 31, 2007, the unamortized premium was $910.

On June 1, 2007, the Company repaid the remaining outstanding balance of the 7 1/8% Senior Notes on their due date with funds drawn from its revolving credit facility. The Company expects to repay the outstanding balance of the 8% Senior Notes due November 1, 2008, with borrowings under long-term facilities, including funds drawn from its revolving credit facility.

On February 8, 2008, the date of the distribution of A. H. Belo as discussed above, the Company entered into an Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the 2008 Credit Agreement). The 2008 Credit Agreement amended the Company’s existing Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Agreement). The amendment reduced the total amount of the 2008 Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the 2008 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to 0.225 percent per year of the total unused commitment, accrue and are payable under the facility. The 2008 Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement.

On June 7, 2006, the Company entered into the 2006 Credit Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2006 Credit Agreement amended and restated the Company’s existing $1,000,000 Five-Year Credit Agreement (the 2005 Credit Agreement) by, among other things, extending the term of the existing facility to June 2011. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2007, the Company was in compliance with all debt covenant requirements. As of December 31, 2007, the balance outstanding under the 2006 Credit Agreement was $118,000. As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Agreement. At December 31, 2007, all unused borrowings were available for borrowing. This 2006 Credit Agreement was amended and restated in 2008, as discussed above.

On May 3, 2005, the Company entered into the 2005 Credit Agreement. The 2005 Credit Agreement was a $1,000,000 variable-rate five-year revolving credit facility. The 2005 Credit Agreement replaced the Company’s $720,000 revolving credit facility, which terminated on May 3, 2006. All borrowings under the old facility were repaid by borrowings under the 2005

PAGE 62  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Credit Agreement. The 2005 Credit Agreement was used for working capital and other general corporate purposes, including letters of credit. This 2005 Credit Agreement was amended and restated in 2006, as discussed above.

In addition, the Company has uncommitted lines of credit currently available for borrowing of $10,000, with another $50,000 currently unavailable due to current debt ratings. At December 31, 2007, there was $1,050 outstanding under the $10,000 line of credit. There was no outstanding balance under either line of credit at December 31, 2006. The weighted average interest rate on this debt was 7.1 percent at December 31, 2007. These borrowings may be converted at the Company’s option to revolving debt. Accordingly, the $1,050 outstanding under the uncommitted line of credit at December 31, 2007, has been classified as long-term in the accompanying consolidated balance sheets. All unused borrowings under the Company’s revolving credit facility and $10,000 uncommitted line of credit are available for borrowing as of December 31, 2007. The fair market value of the floating rate debt approximates its carrying value.

During 2007, 2006 and 2005, cash paid for interest, net of amounts capitalized, was $95,447, $94,710 and $91,153, respectively. At December 31, 2007, Belo had outstanding letters of credit of $13,487 issued in the ordinary course of business.

Note 9: Common and Preferred Stock

The total number of authorized shares of common stock is 450,000,000 shares. The Company has two series of common stock outstanding, Series A and Series B, each with a par value of $1.67 per share. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible into Series B shares. Shares of Belo’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.

On December 9, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 15,000,000 shares of common stock. As of December 31, 2007, the Company had 13,221,716 remaining shares under this purchase authority. In addition, Belo has in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2007, no shares were purchased under this program. There is no expiration date for any of these repurchase programs. All repurchased shares were retired in the year of purchase.

For the three years in the period ended December 31, 2007, a summary of the shares repurchased under these authorities is as follows:

	2007	2006	2005

Shares repurchased	827,399	7,550,164	7,946,200
Aggregate cost of shares repurchased	$17,152	$144,429	$184,011

Note 10: Earnings Per Share

Potential dilutive common shares were antidilutive as a result of the Company’s net loss for the twelve months ended December 31, 2007. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share.

Belo Corp. 2007 Annual Report on Form 10-K PAGE 63

Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for each of the three years in the period ended December 31, 2007 (in thousands, except per share amounts):

	2007	2006	2005

Weighted average shares for basic earnings per share	102,245	103,701	112,104
Effect of employee stock options and RSUs	–	181	1,448

Weighted average shares for diluted earnings per share	102,245	103,882	113,552

Antidilutive options excluded due to net loss in 2007 or exercise price in excess of average market price in 2006 and 2005
Number outstanding	12,485	9,645	4,932
Weighted average exercise price	$21.04	$23.42	$26.33
RSUs excluded(a)
Number outstanding	1,170	457	–
Weighted average price	$18.65	$18.13	–

(a)	In 2007 the RSUs were excluded due to a net loss for the year ended December 31, 2007. In 2006 the RSUs excluded were due to performance conditions not probable of being achieved.

All Series A and Series B shares and their equivalents are included in the computations of the earnings per share amounts because the Series A and Series B shares participate equally in the dividends and undistributed earnings of the Company.

Note 11: Income Taxes

Income tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

Current
Federal	$55,093	$76,335	$66,309
State	10,064	1,839	7,227
Total current	65,157	78,174	73,536

Deferred
Federal	2,553	(5,214)	3,581
State	(7,272)	197	2,155
Total deferred	(4,719)	(5,017)	5,736
Total income tax expense	$60,438	$73,157	$79,272

Income tax expense for the years ended December 31, 2007, 2006 and 2005 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2007	2006	2005

Computed expected income tax (benefit) expense	$(70,831)	$71,289	$72,436
State income taxes	3,403	4,483	6,100
Texas margin tax adjustment	(2,682)	–	–
Goodwill impairment	128,296	–	–
Other	2,252	(2,615)	736

Total income tax expense	$60,438	$73,157	$79,272
Effective income tax rate	(29.9)%	35.9%	38.3%

In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. Belo conducts some operations in Texas that will become subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, is January 1, 2008 for calendar year-end companies, and the computation of tax liability is expected to be based on 2007 revenues as adjusted for certain deductions.

In accordance with provisions of SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be adjusted for the effects of new tax legislation in the period of enactment, Belo estimated and recorded a

PAGE 64  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

reduction of income tax expense of approximately $2,682 in the second quarter of 2007. The estimate is based on the Texas margin tax law in its current form and the current guidance issued by the Texas Comptroller of Public Accounts.

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax liabilities:
Excess tax amortization	$444,653	$429,532
Excess tax depreciation	42,214	50,050
Expenses deductible for tax purposes in a year different from the year accrued	9,930	10,012
Other	12,388	10,484

Total deferred tax liabilities	509,185	500,078

Deferred tax assets:
Deferred compensation and benefits	20,682	19,563
State taxes	11,378	12,508
Accrued pension liability	6,883	19,921
Expenses deductible for tax purposes in a year different from the year accrued	31,883	19,454
Other	4,664	5,474

Total deferred tax assets	75,490	76,920

Net deferred tax liability	$433,695	$423,158

On January 1, 2007, the Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of SFAS 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2002, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2001. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

Note 12: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. In addition, the Company has contractual obligations for capital expenditures that primarily relate to television broadcast equipment. The table below summarizes the following specified commitments of the Company as of December 31, 2007:

Nature of Commitment	Total	2008	2009	2010	2011	2012	Thereafter
Television Group:
Broadcast rights	$241,236	$54,887	$64,114	$61,970	$45,015	$11,681	$3,569
Capital expenditures and licenses	6,605	3,822	716	699	682	686	–
Non-cancelable operating leases	22,915	5,465	4,374	3,186	2,454	1,726	5,710
Newspaper Group
Capital expenditures and licenses	6,568	5,936	632	–	–	–	–
Non-cancelable operating leases	11,895	5,081	3,459	1,957	876	514	8

Total	$289,219	$75,191	$73,295	$67,812	$49,027	$14,607	$9,287

Total lease expense for property and equipment was $11,649, $12,753 and $13,031 in 2007, 2006 and 2005, respectively.

Note 13: Contingent Liabilities

On August 23, 2004, August 26, 2004 and October 5, 2004, respectively, three related lawsuits were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company,

Belo Corp. 2007 Annual Report on Form 10-K PAGE 65

Notes to Consolidated Financial Statements

Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 18, 2004, the court ordered the consolidation of all cases arising out of the same facts and presenting the same claims, and on February 7, 2005, plaintiffs filed an amended, consolidated complaint adding as defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson, all of whom are current or retired executive officers of the Company, and James M. Moroney III, an executive officer of The Dallas Morning News. On May 18, 2007, the court partially granted defendants’ motions to dismiss plaintiffs’ second amended complaint to the extent it dismissed plaintiff’s complaint as to defendants John L. Sander, Dunia A. Shive, and Dennis A. Williamson. The motions to dismiss were denied as to the other defendants. On September 19, 2007, plaintiffs filed their motion for class certification; defendants filed their response to this motion on October 26, 2007. Plaintiffs filed their reply to the response on November 16, 2007. On November 26, 2007, the court denied defendants’ motion for reconsideration of the court’s denial of defendants’ motion to dismiss as to the remaining defendants. No class or classes have been certified and no amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

On June 3, 2005, a shareholder derivative lawsuit was filed by a purported individual shareholder of the Company in the 191st Judicial District Court of Dallas County, Texas, against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit makes various claims asserting mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News. On May 30, 2007, after a prior discovery stay ended, the court issued an order administratively closing the case. Under the court’s order, the case is stayed and, as a result, no further action can be taken unless the case is reinstated. The court retained jurisdiction and the case is subject to being reinstated by the court or upon motion by any party. The court order was not a dismissal with prejudice.

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described above. See Note 17.

On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against the Company in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date in January 2009 has been set. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

In 2004, the staff of the Securities and Exchange Commission (the SEC) notified the Company that it was conducting a newspaper industry-wide inquiry into circulation practices, and inquired specifically about The Dallas Morning News’ circulation overstatement. The Company briefed the SEC on The Dallas Morning News circulation situation and related matters. The information voluntarily provided to the SEC related to The Dallas Morning News, as well as The Providence Journal and The Press-Enterprise. On October 1, 2007, the SEC staff sent counsel for the Company a letter stating that the inquiry has been completed and that the staff does not intend to recommend any enforcement action by the SEC.

Note 14: Reduction in Force

On September 14, 2006, the Company completed a voluntary severance program for newsroom employees at The Dallas Morning News. The voluntary severance affected approximately 112 positions. The total charge for severance costs and other expenses related to this reduction in workforce was approximately $6,491, which was recorded and paid in 2006. In April 2006, the Company announced its technology optimization initiative. Part of this initiative was the elimination of approximately 60 positions. The total charge for severance costs and other expenses related to this initiative was approximately $1,742, of which $1,688 was recorded in 2006 and the remaining amount in 2007. Approximately $1,388 of the technology initiative charges were recorded in the Newspaper Group with the remaining amount recorded as Corporate

PAGE 66  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

expenses. As of December 31, 2007, all of the amounts related to the voluntary severance program and the elimination of positions in the technology optimization initiative have been paid.

Note 15: Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2007 is as follows:

	2007	2006	2005

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$95,447	$94,710	$91,153
Income taxes paid, net of refunds	$71,778	$67,727	$81,560

Note 16: Related Party Transactions

In December 2005, the Company entered into a construction contract with Austin Commercial, L.P. relating to The Dallas Morning News distribution and production center in southern Dallas. As of December 31, 2007, all amounts relating to the contract have been paid and the contract is complete. The contract provided for total payments of approximately $16,055, of which approximately $2,338 and $13,162 were paid during the years ended December 31, 2007, and 2006, respectively. Bill Solomon, a member of Belo’s Board of Directors, was, when the contract was entered into, Chairman of Austin Industries, Inc., the parent company of Austin Commercial, L.P.

Note 17: Subsequent Event

On February 8, 2008, the Company completed the distribution of its newspaper businesses and related assets into a separate public company with its own management and board of directors. The distribution was accomplished by transferring the assets and liabilities of the newspaper businesses and related assets in the form of a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned as of the close of business on January 25, 2008. The Company has no further ownership interest in A. H. Belo or in any newspaper or related businesses, and A. H. Belo has no ownership interest in the Company or any television station or related business. Belo’s relationship with A. H. Belo is now governed by a separation and distribution agreement, a services agreement and certain other agreements between the two companies or their respective subsidiaries. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate.

As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings. Belo Holdings is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the distribution, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries. Additionally, Belo incurred $9,267 of expenses in 2007, related to the distribution.

Concurrent with the distribution, on February 8, 2008, the Company amended its senior revolving credit facility to reduce the capacity under the credit facility from $1,000,000 to $600,000. The terms of the new credit facility are more fully described in Note 8. In the first quarter of 2008, Belo will record a charge of approximately $848 related to the write-off of debt issuance costs connected to the amendment.

In connection with the Company’s distribution of A. H. Belo, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and other agreements with A. H. Belo. In the separation and distribution agreement, effective as of the distribution date, A. H. Belo and Belo will indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the distribution; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the Note 13.

Under the services agreement, the Company (or its subsidiaries) will provide the following services and/or support to A. H. Belo: legal and government affairs; certain human resources activities; and payroll and other specified financial management activities. Similarly, A. H. Belo (or its subsidiaries) will provide the following services and/or support to the Company:

Belo Corp. 2007 Annual Report on Form 10-K PAGE 67

Notes to Consolidated Financial Statements

information technology; interactive media; certain employee benefit plan administration; real estate management; and other specified operations activities. The services will generally be provided for a term beginning on the distribution date and expiring on the earlier of the second anniversary of the distribution date or the date of termination of a particular service pursuant to the agreement. The party receiving a service can generally terminate provision of that service upon 90 days advance notice to the party providing the service. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on a basis arrived at by the parties bargaining at arms-length or with respect to services not inconsistent with the business purpose of the parties.

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the distribution, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes for 2008 not paid on a consolidated basis. In addition, even though the distribution otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) will recognize for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the distribution, resulting in a federal income tax obligation of approximately $18,000, and a state tax that is not currently estimable and which is not expected to be material. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company will be responsible for taxes attributable to the television business and related businesses, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-distribution actions or omissions by the indemnifying party that affect the tax consequences of the distribution, subject to certain exceptions.

The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the distribution, including, without limitation, the treatment of outstanding Belo equity awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations, and certain retirement and welfare benefit obligations. See Notes 5 and 6.

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, entered into an agreement whereby each agrees to provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. The Dallas Morning News and WFAA-TV currently share media content at no cost, as do other media operating companies of Belo and A. H. Belo, and that sharing is expected to continue for the foreseeable future.

Note 18: Segment Information

At December 31, 2007, Belo operated its business in two primary reporting segments, the Television Group and the Newspaper Group. For the Television Group, Belo’s operating segments are defined as its television stations and cable news channels within a given market. These operating segments are aggregated into the Television Group. For the Newspaper Group, Belo’s operating segments are defined as its newspapers within a given market. These operating segments are aggregated into the Newspaper Group. Belo’s various operating segments share content at no cost.

Operations in the Television Group involve the sale of airtime for advertising and the broadcast of news, entertainment and other programming through Belo’s television stations, cable news operations and related Web sites. Belo’s television stations are located in Dallas/Fort Worth, Houston, San Antonio and Austin, Texas; Seattle/Tacoma and Spokane, Washington; Phoenix and Tucson, Arizona; St. Louis, Missouri; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Hampton/Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. The Company’s regional cable news operations are located in Seattle, Washington and Dallas, Texas.

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

Belo’s management uses segment EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Segment EBITDA represents a segment’s earnings before interest expense, income taxes, depreciation, amortization and impairment. Other income (expense), net is

PAGE 68  Belo Corp. 2007 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

not allocated to the Company’s operating segments because it consists primarily of equity earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense).

Selected segment data for the years ended December 31, 2007, 2006 and 2005 is as follows.

	2007	2006	2005

Net operating revenues
Television Group	$776,956	$770,539	$703,426
Newspaper Group	738,669	817,733	822,344
Total net operating revenues	$1,515,625	$1,588,272	$1,525,770

Segment EBITDA
Television Group	$315,190	$325,669	$273,516
Newspaper Group	135,855	158,578	178,377
Corporate	(102,627)	(100,104)	(60,056)

Total Segment EBITDA	348,418	384,143	391,837
Other income (expense), net	11,489	10,926	2,018
Depreciation and amortization	(101,227)	(95,732)	(95,891)
Goodwill impairment	(366,561)	—	—
Interest expense	(94,494)	(95,654)	(91,004)
Income taxes	(60,438)	(73,157)	(79,272)

Net earnings (loss)	$(262,813)	$130,526	$127,688

Depreciation and amortization
Television Group	$41,341	$42,610	$44,709
Newspaper Group	48,635	43,914	43,112
Corporate	11,251	9,208	8,070

Total depreciation and amortization	$101,227	$95,732	$95,891

Identifiable assets
Television Group	$2,475,873	$2,506,431	$2,495,842
Newspaper Group	550,477	889,183	897,113
Corporate	152,710	210,313	196,258

Total identifiable assets	$3,179,060	$3,605,927	$3,589,213

Capital expenditures
Television Group	$24,540	$27,169	$33,158
Newspaper Group	18,539	68,960	43,689
Corporate	29,398	18,106	10,421

Total capital expenditures	$72,477	$114,235	$87,268

Belo Corp. 2007 Annual Report on Form 10-K PAGE 69

Notes to Consolidated Financial Statements

Note 19: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006. Certain previously reported information has been reclassified to conform to the current year presentation.

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$178,342	$198,229	$182,409	$217,976
Newspaper Group	175,713	192,276	181,940	188,740

Total operating revenues	354,055	390,505	364,349	406,716

Operating costs and expenses
Salaries, wages and employee benefits	140,377	138,538	136,861	144,674
Other production, distribution and operating costs	117,347	125,597	122,062	129,041
Newsprint, ink and other supplies	26,847	26,332	25,234	25,030
Distribution-related costs	—	155	2,650	6,462
Depreciation	22,766	23,325	24,227	23,968
Amortization	2,066	1,625	1,625	1,625
Goodwill impairment	—	—	—	366,561

Total operating costs and expenses	309,403	315,572	312,659	697,361

Other income, net	5,368	3,245	1,618	1,258
Interest expense	(24,151)	(24,248)	(23,608)	(22,487)
Income taxes	(10,418)	(17,508)	(10,942)	(21,570)

Net earnings (loss)	$15,451	$36,422	$18,758	$(333,444)

Basic earnings (loss) per share	$.15	$.36	$.18	$(3.26)
Diluted earnings (loss) per share	$.15	$.35	$.18	$(3.26)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues
Television Group	$174,692	$193,326	$179,137	$223,384
Newspaper Group	197,031	210,231	197,258	213,213

Total operating revenues	371,723	403,557	376,395	436,597

Operating costs and expenses
Salaries, wages and employee benefits	148,366	142,472	145,098	145,580
Other production, distribution and operating costs	111,830	123,596	120,313	133,116
Newsprint, ink and other supplies	36,678	34,227	30,715	32,138
Depreciation	21,816	22,272	21,575	21,721
Amortization	2,087	2,087	2,087	2,087

Total operating costs and expenses	320,777	324,654	319,788	334,642

Other income (expense), net	848	8,852	260	966
Interest expense	(23,662)	(24,430)	(24,944)	(22,618)
Income taxes	(10,832)	(20,666)	(12,705)	(28,954)

Net earnings	$17,300	$42,659	$19,218	$51,349

Basic earnings per share	$.16	$.41	$.19	$.50
Diluted earnings per share	$.16	$.41	$.19	$.50

PAGE 70  Belo Corp. 2007 Annual Report on Form 10-K

Exhibit Index

Exhibit Number		Description

2	.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
3	.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))
3	.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))
3	.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4.4		Instruments defining rights of debt securities:
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

Belo Corp. 2007 Annual Report on Form 10-K PAGE 71

Exhibit Number	Description

	(9)	*	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
	(10)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
	(11)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(12)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
	†(1)		Belo Savings Plan:
		*	(a)	Belo Savings Plan Amended and Restated effective August 1, 2004 (Exhibit 10.2(1)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2004 Form 10-Q”))
		*	(b)	First Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated March 1, 2005 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Securities and Exchange Commission File No. 001-08598)(the “1st Quarter 2006 Form 10-Q”))
		*	(c)	Second Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated December 1, 2005 (Exhibit 10.2(1)(c) to the 1st Quarter 2006 Form 10-Q)
		*	(d)	Third Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated September 29, 2006 (Exhibit 10.2(1)(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Securities and Exchange Commission File No. 001-08598))
		*	(e)	Fourth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated November 30, 2006 (Exhibit 10.2(1)(e) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598)(the “2006 Form 10-K”))
		*	(f)	Fifth Amendment to the Belo Savings Plan (as Amended and Restated effective August 1, 2004), dated May 7, 2007 (Exhibit 10.2(1)(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Securities and Exchange Commission File No. 001-08598))
		*	(g)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
	†(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
	†(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

PAGE 72  Belo Corp. 2007 Annual Report on Form 10-K

Exhibit Number	Description

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
	†(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	†(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
	(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
	†(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
	†(8)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the 2nd Quarter 2004 Form 10-Q)
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598) (the “December 12, 2005 Form 8-K”))
		*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the 2006 Form 10-K)
		*	(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)
	†(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008. (Securities and Exchange Commission File No. 001-08598))
	†(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (Securities and Exchange Commission file No. 001-08598))
10.3	Agreements relating to the distribution of A. H. Belo
	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
12	Statements re: Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Belo Corp. 2007 Annual Report on Form 10-K PAGE 73

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PAGE 74  Belo Corp. 2007 Annual Report on Form 10-K