Form 10-Q
period 2008-06-30
BELO CORP
filed 2008-08-11
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $1.67 par value	102,203,389*
*	Consisting of 88,354,922 shares of Series A Common Stock and 13,848,467 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2008	2007	2008	2007

Net Operating Revenues	$188,969	$198,229	$363,796	$376,571

Operating Costs and Expenses
Station salaries, wages and employee benefits	57,179	60,083	119,328	119,581
Station programming and other operating costs	50,154	55,865	104,092	108,231
Corporate operating costs	6,618	10,051	15,708	20,601
Spin-off related costs	410	—	4,659	—
Depreciation	10,324	11,032	21,208	21,640
Amortization	—	—	—	442

Total operating costs and expenses	124,685	137,031	264,995	270,495

Earnings from operations	64,284	61,198	98,801	106,076

Other Income and Expense
Interest expense	(21,495)	(24,248)	(44,239)	(48,399)
Other income, net	804	320	1,073	5,407

Total other income and expense	(20,691)	(23,928)	(43,166)	(42,992)

Earnings from continuing operations before income taxes	43,593	37,270	55,635	63,084
Income taxes	17,214	13,106	40,136	23,144

Net earnings from continuing operations	26,379	24,164	15,499	39,940

Discontinued operations, net of tax	—	12,257	(4,499)	11,933

Net earnings	$26,379	$36,421	$11,000	$51,873

Net earnings per share — Basic:
Earnings per share from continuing operations	$.26	$.24	$.15	$.39
Earnings (loss) per share from continuing operations	—	.12	(.04)	.12

Net earnings per share	$.26	$.36	$.11	$.51

Net earnings per share — Diluted:
Earnings per share from continuing operations	$.26	$.23	$.15	$.38
Earnings (loss) per share from continuing operations	—	.12	(.04)	.12

Net earnings per share	$.26	$.35	$.11	$.50

Weighted average shares outstanding
Basic	102,202	102,222	102,235	102,246
Diluted	103,337	103,178	103,349	103,035

Dividends declared per share	$—	$—	$.075	$.125
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(unaudited)	2008	2007

Assets

Current assets:
Cash and temporary cash investments	$6,362	$11,190
Accounts receivable, net	164,345	181,700
Other current assets	23,479	24,789
Current assets of discontinued operations	—	126,710

Total current assets	194,186	344,389

Property, plant and equipment, net	229,507	226,040
Intangible assets, net	1,293,517	1,293,517
Goodwill, net	752,276	752,276
Other assets	62,342	51,650
Long-term assets of discontinued operations	—	511,188

Total assets	$2,531,828	$3,179,060

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$19,031	$31,153
Accrued expenses	50,887	65,575
Dividends payable	—	12,770
Accrued interest payable	12,561	13,243
Other current liabilities	24,452	20,654
Current liabilities of discontinued operations	—	106,055

Total current liabilities	106,931	249,450

Long-term debt	1,180,361	1,168,140
Deferred income taxes	430,597	425,652
Other liabilities	28,146	37,183
Long-term liabilities of discontinued operations	—	46,927

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 88,268,352 shares at June 30, 2008 and 88,016,220 shares at December 31, 2007	147,408	146,987
Series B: Issued 13,935,037 shares at June 30, 2008 and 14,243,141 shares at December 31, 2007	23,272	23,786
Additional paid-in capital	907,700	905,589
Retained earnings (deficit)	(283,924)	184,009
Accumulated other comprehensive loss	(8,663)	(8,663)

Total shareholders’ equity	785,793	1,251,708

Total liabilities and shareholders’ equity	$2,531,828	$3,179,060

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands(unaudited)	2008	2007

Operations
Net earnings	$11,000	$51,873
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net (earnings) loss from discontinued operations	4,499	(11,933)
Depreciation and amortization	21,208	22,082
Deferred income taxes	(1,427)	—
Employee retirement funding	(5,304)	—
Employee retirement expense	—	415
Share-based compensation	4,883	7,929
Other non-cash items	(4,770)	135
Equity income (loss) from partnerships	(336)	(464)
Other, net	362	(548)
Net change in operating assets and liabilities:
Accounts receivable	17,392	3,864
Other current assets	(3,442)	(217)
Accounts payable	(12,122)	(17,005)
Accrued expenses and other current liabilities	(17,499)	(7,014)
Accrued interest payable	(612)	(561)
Income taxes payable	21,874	(7,691)

Net cash provided by continuing operations	35,706	40,865
Net cash provided by (used for) discontinued operations	(12,753)	38,426

Net cash provided by operations	22,953	79,291

Investments
Capital expenditures	(15,959)	(10,566)
Acquisition	—	(4,268)
Other, net	(1,026)	1,621

Net cash used for investments of continuing operations	(16,985)	(13,213)
Net cash used for investments of discontinued operations	(304)	(20,147)

Net cash used for investments	(17,289)	(33,360)

Financing
Net proceeds from revolving debt	144,550	661,827
Payments on revolving debt	(132,400)	(462,867)
Redemption of senior notes	—	(234,477)
Payment of dividends on common stock	(20,439)	(25,688)
Net proceeds from exercise of stock options	—	12,004
Purchase of treasury stock	(2,203)	(17,152)
Excess tax benefit from option exercises	—	675

Net cash used for financing	(10,492)	(65,678)

Net decrease in cash and temporary cash investments	(4,828)	(19,747)
Cash and temporary cash investments at beginning of period, including cash of discontinued operations in 2007	11,190	46,291

Cash and temporary cash investments at end of period, including cash of discontinued operations in 2007	$6,362	$26,544

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current period presentation and to reflect discontinued operations. Certain immaterial refinements to the classification of assets or liabilities between continuing and discontinued operations have been made to the December 31, 2007 Consolidated Condensed Balance Sheet as presented in the Company’s Form 10-Q for the quarterly period ended March 31, 2008, based on additional information and evaluation. The reclassifications do not affect total assets or total liabilities and shareholders’ equity as previously presented.
(2)	On February 8, 2008, the Company completed the spin-off of its newspaper businesses and related assets into a separate public company, A. H. Belo Corporation (A. H. Belo), which has its own management and board of directors. The spin-off was accomplished by transferring the subject assets and liabilities to A. H. Belo and distributing a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of business on January 25, 2008.

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo is not expected to recognize any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is now governed primarily by a separation and distribution agreement, a services agreement, a tax matters agreement, and certain other agreements between the two companies or their respective subsidiaries as further discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not considered to be significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Therefore, the classification of historical financial information for the newspaper businesses and related assets as discontinued operations is appropriate.

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. Below is the summary financial information of discontinued operations.

Statements of discontinued operations for the six months ended June 30, 2008 and the three and six months ended June 30, 2007. There were no discontinued operations for the three months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2008	2007
Net revenues	$192,276	$64,869	$367,989
Total operating costs and expenses	178,540	72,319	354,480

Income (loss) from discontinued operations	13,736	(7,450)	13,509
Other income and expense, net	2,923	101	3,206

Earnings (loss) from discontinued operations before income taxes	16,659	(7,349)	16,715
Income taxes	4,402	2,850	4,782

Net income (loss) from discontinued operations	$12,257	$(4,499)	$11,933

Assets and Liabilities of discontinued operations as of December 31, 2007:

Assets

Current assets:
Cash and temporary cash investments	$7,790
Accounts receivable, net	90,578
Other current assets	28,342

Total current assets from discontinued operations	126,710

Property, plant and equipment, net	314,444
Intangible assets, net	40,425
Goodwill	119,668
Other assets	36,651

Total long-term assets from discontinued operations	511,188

Total assets from discontinued operations	$637,898

Liabilities

Current liabilities:
Accounts payable	$28,491
Accrued expenses	49,661
Other current liabilities	27,903

Total current liabilities from discontinued operations	106,055

Deferred income taxes	20,329
Other liabilities	26,598

Total long-term liabilities from discontinued operations	46,927

Total liabilities of discontinued operations	$152,982

As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings, Inc. Belo Holdings, Inc. is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the spin-off, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries. Additionally, Belo incurred $410 and $4,659 of operating expenses during the three and six months ended June 30, 2008, respectively, related to the spin-off.

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

In connection with the Company’s spin-off of A. H. Belo, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters, and other agreements with A. H. Belo or its subsidiaries. In the separation and distribution agreement, effective as of the spin-off date, Belo and A. H. Belo indemnify each other and certain related parties from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related lawsuits. See Note 9.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support for a period of up to two years after the spin-off date. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis or on a basis consistent with the business purpose of the parties.

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the spin-off, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes incurred after the spin-off. In addition, even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the spin-off, resulting in a federal income tax obligation of approximately $18,000, and a state tax that is not currently estimable and which is not expected to be material. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company will be responsible for taxes attributable to the television business and related assets, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-spin-off actions or omissions by the indemnifying party that affect the tax consequences of the spin-off, subject to certain exceptions.

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, have agreed to provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. Prior to the spin-off, The Dallas Morning News and WFAA-TV shared media content at no cost, as do other media operating companies of Belo and A. H. Belo. That sharing is expected to continue for the foreseeable future under the agreements discussed above. In addition, the Company and A. H. Belo co-own certain downtown Dallas real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses.

(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares for basic earnings per share	102,202	102,222	102,235	102,246
Effect of employee stock options and restricted stock units	1,135	956	1,114	789

Weighted average shares for diluted earnings per share	103,337	103,178	103,349	103,035

Options excluded (a)
Number outstanding	12,919	7,231	12,633	7,490
Weighted average exercise price	$16.58	$20.76	$16.72	$22.24

Restricted stock units (RSU) excluded (b)
Number outstanding	111	451	111	451
Weighted average exercise price	$12.65	$14.52	$12.65	$14.52

(a)	The options that were excluded were those options where the exercise price is in excess of the average market price.

(b)	The RSUs were excluded due to performance conditions not probable of being achieved.
(4)	On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any existing assets or liabilities, therefore the adoption of SFAS 159 had no effect on the Company’s financial position or results of operations.

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

(5)	Effective February 8, 2008, the date of the spin-off of A. H. Belo as discussed in Note 2 above, the Company entered into the First Amendment to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the Credit Agreement). The First Amendment to the Credit Agreement reduced the total amount of the Credit Agreement from $1,000,000 to $600,000 and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, restricted payments, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The agreement limits the payment of cash dividends to an aggregate annual amount not to exceed $38,500.

(6)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSU), performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

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

Each stock option and RSU of Belo and A. H. Belo otherwise has the same terms as the original awards. The awards continue to vest, as under the vesting schedules established prior to the spin-off, based on continued employment with Belo or A. H. Belo, as applicable.

Share-based compensation cost in continuing operations for awards to Belo’s employees and non-employee directors was $295 and $2,457, for the three months ended June 30, 2008 and 2007, respectively, and $2,906 and $5,364 for the six months ended June 30, 2008 and 2007, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo. There was no income tax benefit recognized in equity for share-based compensation arrangements for the three or six months ended June 30, 2008. The total income tax benefit recognized in equity for share-based compensation arrangements was $665 and $675 for the three and six months ended June 30, 2007, respectively.

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

Prior to February 8, 2008, A. H. Belo established an A. H. Belo pension transition supplement plan, a defined contribution plan. Concurrent with the date that the Company made its contribution to the Company’s pension transition supplement defined contribution plan for the 2007 plan year, the Company transferred the vested and non-vested account balances of A. H. Belo employees and former employees to A. H. Belo’s pension transition supplement defined contribution plan. At that time, A. H. Belo assumed and became solely responsible for all liabilities for pension transition supplement plan benefits with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed the Company for the aggregate contribution made by the Company to its pension transition supplement defined contribution plan for the 2007 plan year for the account of A. H. Belo employees and former employees.

(8)	The net periodic pension cost (benefit) for the three and six months ended June 30, 2008 and 2007 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost — benefits earned during the period	$—	$—	$—	$1,835
Interest cost on projected benefit obligation	7,548	7,316	15,097	14,633
Expected return on assets	(9,468)	(9,087)	(18,936)	(18,174)
Amortization of net loss	—	480	—	959

Net periodic pension benefit	$(1,920)	$(1,291)	$(3,839)	$(747)

In the first six months of 2008, the Company did not make any contributions to its Pension Plan. The Company does not expect to make contributions to the plan during 2008.

Subsequent to the spin-off of A. H. Belo, the Company retained sponsorship of the Pension Plan and, jointly with A. H. Belo, administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The spin-off caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, the Company will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. The Company also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo will reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan.
(9)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the next two paragraphs below.

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. No amount of damages has been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

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
On February 8, 2008, the Company completed the spin-off of its newspaper businesses and related assets into a separate public company, A. H. Belo Corporation (A. H. Belo), with its own management and board of directors. The spin-off was accomplished by transferring the assets and liabilities of the newspaper businesses and related assets in the form of a pro-rata, tax-free stock dividend to the Company’s shareholders. The Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station business or related assets. Belo’s relationship with A. H. Belo is now governed primarily by a separation and distribution agreement, a services agreement and several other agreements between the two companies or their respective subsidiaries. The Company and A. H. Belo also co-own certain downtown Dallas, Texas, real estate and several other investments.
The historical results of the Company’s newspapers and related assets are presented as discontinued operations due to the spin-off described above. All prior period amounts presented in the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect this discontinued operations presentation.

The following table sets forth the Company’s major media assets as of June 30, 2008:
Television Group

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network	Analog	Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		10
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		9
Phoenix	12	KTVK	1999	IND	3	13	6		4
Phoenix	12	KASW	2000	CW	61	13	7		3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1		11
Seattle/Tacoma	14	KONG	2000	IND	16	13	6	*	2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2	*	11
Portland	23	KGW	1997	NBC	8	8	1		11
Charlotte	25	WCNC	1997	NBC	36	8	3	*	6
San Antonio	37	KENS	1997	CBS	5	10	2		9
San Antonio(5)	37	KCWX	—	CW	2	10	9		1
Hampton/Norfolk	42	WVEC	1984	ABC	13	8	1		12
Louisville	48	WHAS	1997	ABC	11	7	1	*	11
Austin	51	KVUE	1999	ABC	24	7	1		9
New Orleans(6)	53	WWL	1994	CBS	4	8	1		16
New Orleans(7)	53	WUPL	2007	MNTV	54	8	6		1
Tucson	68	KMSB	1997	FOX	11	9	4	*	4
Tucson	68	KTTU	2002	MNTV	18	9	6	*	1
Spokane	77	KREM	1997	CBS	2	7	2	*	12
Spokane	77	KSKN	2001	CW	22	7	5		2
Boise(8)(9)	113	KTVB	1997	NBC	7	5	1		23

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the September 2007 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the May 2008 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the May 2008 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	WWL also produces “NewsWatch on Channel 15,” an around-the-clock local news and weather cable channel.

(7)	On February 26, 2007, Belo purchased WUPL-TV. Included in the purchase was WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, in 2003 KTVB launched “24/7 Local News Channel,” an around-the-clock local news and weather channel.

*	Tied with one or more stations in the market.
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

Results of Operations
(Dollars in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Net operating revenues	$188,969	(4.7%)	$198,229	$363,796	(3.4%)	$376,571
Operating costs and expenses	124,685	(9.0%)	137,031	264,995	(2.0%)	270,495

Earnings from operations	64,284	5.0%	61,198	98,801	(6.9%)	106,076
Other income (expense)	(20,691)	13.5%	(23,928)	(43,166)	(0.4%)	(42,992)

Earnings from continuing operations before income taxes	43,593	17.0%	37,270	55,635	(11.8%)	63,084
Income taxes	(17,214)	(31.3%)	(13,106)	(40,136)	(73.4%)	(23,144)

Net earnings from continuing operations	26,379	9.2%	24,164	15,499	(61.2%)	39,940
Discontinued operations, net of tax	—	(100.0%)	12,257	(4,499)	(137.7%)	11,933

Net earnings	$26,379	(27.6%)	$36,421	$11,000	(78.8%)	$51,873

Net Operating Revenues

	Three months ended June 30,			Six months ended June 30,
	Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Non-political advertising	$171,473	(6.5%)	$183,481	$326,710	(6.5%)	$349,290
Political advertising	3,642	65.6%	2,199	8,710	192.9%	2,974
Other	13,854	10.4%	12,549	28,376	16.7%	24,307

Net operating revenues	$188,969	(4.7%)	$198,229	$363,796	(3.4%)	$376,571

Non-political advertising revenues decreased $12,008, or 6.5 percent, in the second quarter of 2008 compared to the second quarter of 2007. This decrease is primarily due to a $12,734, or 7.3 percent, decrease in local and national spot revenue. Spot revenue decreases in the automotive, telecommunications, radio, television and newspaper, furniture and entertainment categories were partially offset by an increase in the pharmaceutical category. The spot revenue decreases were partially offset by an increase in Internet advertising revenues of $509, or 7.3 percent. Political advertising revenues increased $1,443, or 65.6 percent, in the second quarter 2008 as compared with the second quarter 2007. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Non-political advertising revenues decreased $22,580, or 6.5 percent, in the first six months of 2008 as compared to the first six months of 2007. This decrease is primarily due to a $25,047, or 7.6 percent, decrease in local and national spot revenue. Spot revenue decreases in the automotive, telecommunications, radio, television and newspaper, health and beauty and financial services categories were partially offset by an increase in the pharmaceutical category. The spot revenue decrease was partially offset by an increase in Internet advertising revenues of $2,177, or 17.8 percent. Political advertising revenues increased $5,736 in the six months ended June 30, 2008 as compared with the same period in 2007. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Operating Costs and Expenses
Station salaries, wages and employee benefits decreased $2,904, or 4.8 percent, in the second quarter 2008 compared to the second quarter 2007 primarily due to decreases in bonus expense of $1,052, benefits and payroll taxes of $1,365, and share-based compensation of $721, partially offset by a slight increase of $519 in full time salaries expense. Station programming and other operating costs decreased $5,711, or 10.2 percent, in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to a non-cash expense reduction of $4,733 related to a 2005 Federal Communications Commission decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment across the country in exchange for those stations vacating the analog spectrum earlier than required. Five Belo markets converted to this digital equipment in the second quarter 2008. Additionally, there was a reduction of $514 related to certain sales incentive programs that were in place in 2007 and but not in 2008. Corporate operating costs decreased $3,433, or 34.2 percent, in the second quarter of 2008 as compared to the second quarter 2007, primarily due to a decrease in share-based compensation of $1,441, a $1,034 decrease in bonus expense and an increase in the pension benefit of $423 primarily related to the curtailment of the Company’s defined benefit pension plan and an increase in the discount rate applied to future pension obligations.
Station salaries, wages and employee benefits decreased $253, or 0.2 percent, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Decreases in bonus and benefits and payroll tax expenses were offset by increases in full time salaries. Station programming and other operating costs decreased $4,139, or 3.8 percent, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a credit of $4,733 from the frequency relocation project mentioned above. Corporate operating costs decreased $4,893, or 23.8 percent, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a decrease in share-based compensation of $2,457, and an increase in the pension benefit of $1,871 primarily related to the curtailment of the Company’s defined benefit pension plan and an increase in the discount rate applied to future pension obligations. During the six months ended June 30, 2008, the Company incurred $4,659 in charges related to the spin-off of its newspaper businesses and related assets mentioned above.
Other income (expense)
Interest expense decreased $2,753, or 11.4 percent, in the second quarter 2008 compared to the second quarter 2007 primarily due to lower interest rates; in the second quarter 2007, the Company repaid $234,477 of outstanding 7-1/8 percent senior notes with funds from the revolving credit facility, which has a lower interest rate. This decrease was partially offset by a charge of $848 related to amending the Company’s credit facility.
Interest expense decreased $4,160, or 8.6 percent, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to lower interest rates in 2008 because of the debt repayment mentioned above. This decrease was partially offset by a charge of $848 related to amending the Company’s credit facility.
Other income (expense), net increased $484, or 151.3 percent, in the second quarter 2008 compared to the second quarter 2007. Other income (expense), net decreased $4,334, or 80.2 percent, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to an insurance settlement of $4,000 received in the first quarter 2007, related to losses suffered from Hurricane Katrina.
Income taxes increased $4,108, or 31.3 percent, for the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily related to higher taxable income in 2008 and adjustments in 2007, decreasing tax expense related to the implementation of the State of Texas margin tax.
Income taxes increased $16,992, or 73.4 percent, for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to additional taxes related to the spin-off of the Company’s newspaper businesses and related assets. Even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in a federal income tax obligation of approximately $18,235.
Discontinued Operations
The historical results of the Company’s newspaper businesses and related assets are presented as discontinued operations due to the spin-off of these assets into a separate public company on February 8, 2008. All prior period amounts presented in the financial statements and Managements’ Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect this discontinued operations presentation. Certain prior period amounts have been reclassified to conform to current period presentation and to reflect discontinued operations. Certain immaterial refinements to the classification of assets or liabilities between continuing and discontinued operations have been made to the December 31, 2007 Consolidated Condensed Balance Sheet as presented in the Company’s Form 10-Q for the quarterly period ended March 31, 2008, based on additional information and evaluation. The reclassifications do not affect consolidated total assets or total liabilities and shareholders’ equity as previously presented.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $22,953 in the first six months of 2008 compared with net cash provided by operations of $79,291 in the first six months of 2007. The 2008 operating cash flows consisted of $35,706 provided by continuing operations and $12,753 used for discontinued operations. The 2007 operating cash flows consisted of $40,865 provided by continuing operations and $38,426 provided by discontinued operations. The 2008 operating cash flows were primarily used for routine changes in working capital requirements, payment of supplemental retirement costs and payment of spin-related costs. The 2007 operating cash flows were primarily created by routine changes in our working capital requirements, partially offset by a $17,600 federal tax extension payment the Company made in the first quarter 2007.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used in investing activities were $17,289 in the first six months of 2008 compared to $33,360 in the first six months of 2007. The 2008 investing cash flows consisted of $16,985 used in continuing operations investing activities and $304 used in discontinued operations investing activities. The change from 2007 cash flows is primarily attributable to higher capital expenditures in the first six months of 2007.
Capital Expenditures
Total capital expenditures for continuing operations were $15,959 in the first six months of 2008 compared with $10,566 in the first six months of 2007. Total capital expenditures for discontinued operations were $304 in the first six months of 2008 compared with $19,170 in the first six months of 2007.
Acquisition
On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.
Financing Cash Flows
Net cash flows used for financing activities were $10,492 in the first six months of 2008 compared with $65,678 in the first six months of 2007. There were no financing cash flows from discontinued operations for either period. The 2008 financing activity cash flows from continuing operations consisted primarily of borrowings and repayments under the Company’s revolving credit facility, dividends on common stock and repurchase of treasury stock as described below. The 2007 cash flows from continuing operations financing activities were primarily dividends on common stock and repurchase of treasury stock.
Long-Term Debt
At June 30, 2008, Belo had $1,049,161 in fixed-rate debt securities as follows: $350,000 of 8% Senior Notes due 2008; $249,161 of 6-3/4% Senior Notes due 2013, $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%. The Company expects to repay the $350,000 of 8% Senior Notes due November 1, 2008, with available funds and borrowings under long-term facilities including funds drawn from its revolving credit facility.

Effective February 8, 2008, the date of the spin-off of A. H. Belo, the Company entered into the First Amendment to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the Credit Agreement). The First Amendment reduced the total amount of the Credit Agreement from $1,000,000 to $600,000 and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the 2008 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. At June 30, 2008, the Company was in compliance with all debt covenant requirements. As of June 30, 2008, there were borrowings outstanding of $131,200 and the weighted average interest rate was 3.3%.
Dividends
On January 25, 2008, the Company paid fourth quarter 2007 dividends of $.125 per share, or $12,782, on Series A and Series B common stock outstanding to shareholders of record on January 10, 2008.
On June 6, 2008, the Company paid first quarter 2008 dividends of $.075 cents per share, or $7,665 on Series A and Series B common stock outstanding to shareholders of record on May 16, 2008.
Share Repurchase Program
In the first six months of 2008, the Company purchased 191,000 shares of its Series A common stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. The remaining authorization for the repurchase of shares as of June 30, 2008 under this authority was 13,030,716 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the first six months of 2008, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the first six months of 2008 was $2,203. All shares repurchased in 2008 were retired as of June 30, 2008.
Other
The Company has various sources available to meet its 2008 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and available funds under its $600,000 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the distribution of the newspaper businesses and related assets of Belo; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (SEC), including Belo’s Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. No amount of damages have been specified. The Company believes the complaints are without merit and intends to vigorously defend against them.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form-10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on May 13, 2008. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
Robert W. Decherd	206,938,522	8,707,299
Dunia A. Shive	209,557,113	6,088,708
M. Anne Szostak	207,701,894	7,943,927
In addition to those directors elected at the Annual Meeting, the following directors continue in office: Henry P. Becton, Jr., Judith L. Craven, M.D., M.P.H., Dealey D. Herndon, James M. Moroney III, Wayne R. Sanders and Lloyd D. Ward.
At the Annual Meeting, a proposal to approve the ratification of the appointment of Ernst & Young LLP as Belo’s independent registered public accounting firm (Proposal II) was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against and the number of abstentions with respect to this proposal. There were no broker nonvotes.

	For	Against	Abstain
Proposal II	213,447,596	925,824	1,272,398

At the Annual Meeting, a proposal to elect all directors annually and not by classes was not approved by the Company’s shareholders (Proposal III). The following chart indicates the number of votes cast for and against and the number of abstentions and broker nonvotes with respect to this proposal.

	For	Against	Abstain	Broker Nonvotes
Proposal III	49,768,042	155,516,286	2,491,214	7,870,279
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

Exhibit
Number	Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

Exhibit
Number	Description

3.9*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10*	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12*	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))

3.13*	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above

4.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:
(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(6)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))

(7)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)

(8)	*	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(9)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

(10)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

(11)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
~(1)	Belo Savings Plan:
*	(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

	(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008.
~(2)	Belo 1986 Long-Term Incentive Plan:
*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))

*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4,

2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
~(5)	Belo Supplemental Executive Retirement Plan
*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-43056) filed with the Securities and Exchange Commission on August 4, 2000)
*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
~(8)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))
*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))

*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598))

*	(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)

	(f)	Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008.
~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

~(10)	Belo Corp. Change In Control Severance Plan
10.3	Agreements relating to the distribution of A. H. Belo:
(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
August 11, 2008	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer, Principal Financial Officer)

August 11, 2008	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)