Form 10-Q
period 2008-09-30
BELO CORP
filed 2008-11-03
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $1.67 par value	102,204,200*
*	Consisting of 88,358,521 shares of Series A Common Stock and 13,845,679 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

 i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands, except per share amounts (unaudited)	2008	2007	2008	2007

Net Operating Revenues	$170,823	$182,409	$534,619	$558,980

Operating Costs and Expenses
Station salaries, wages and employee benefits	56,523	59,188	175,851	178,769
Station programming and other operating costs	52,567	52,638	156,659	160,869
Corporate operating costs	5,954	8,401	21,662	29,002
Spin-off related costs	—	2,805	4,659	2,805
Depreciation	11,025	12,198	32,233	33,838
Amortization	—	—	—	442

Total operating costs and expenses	126,069	135,230	391,064	405,725

Earnings from operations	44,754	47,179	143,555	153,255

Other Income and Expense
Interest expense	(21,188)	(23,609)	(65,427)	(72,007)
Other income, net	543	1,188	1,616	6,594

Total other income and expense	(20,645)	(22,421)	(63,811)	(65,413)

Earnings from continuing operations before income taxes	24,109	24,758	79,744	87,842
Income taxes	9,672	9,804	49,808	32,948

Net earnings from continuing operations	14,437	14,954	29,936	54,894

Discontinued operations, net of tax	—	3,804	(4,499)	15,737

Net earnings	$14,437	$18,758	$25,437	$70,631

Net earnings per share — Basic:
Earnings per share from continuing operations	$.14	$.15	$.29	$.53
Earnings (loss) per share from discontinued operations	—	.03	(.04)	.16

Net earnings per share	$.14	$.18	$.25	$.69

Net earnings per share — Diluted:
Earnings per share from continuing operations	$.14	$.15	$.29	$.53
Earnings (loss) per share from discontinued operations	—	.03	(.04)	.16

Net earnings per share	$.14	$.18	$.25	$.69

Weighted average shares outstanding
Basic	102,204	102,228	102,224	102,240
Diluted	103,336	102,735	103,357	102,887

Dividends declared per share	$.15	$.25	$.225	$.375
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(unaudited)	2008	2007

Assets

Current assets:
Cash and temporary cash investments	$5,924	$11,190
Accounts receivable, net	143,593	181,700
Other current assets	22,472	24,789
Current assets of discontinued operations	—	126,710

Total current assets	171,989	344,389

Property, plant and equipment, net	223,608	226,040
Intangible assets, net	1,293,517	1,293,517
Goodwill, net	752,276	752,276
Other assets	80,188	51,650
Long-term assets of discontinued operations	—	511,188

Total assets	$2,521,578	$3,179,060

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$19,279	$31,153
Accrued expenses	51,241	65,575
Dividends payable	7,665	12,770
Accrued interest payable	23,027	13,243
Other current liabilities	12,868	20,654
Current liabilities of discontinued operations	—	106,055

Total current liabilities	114,080	249,450

Long-term debt	1,137,867	1,168,140
Deferred income taxes	440,260	425,652
Other liabilities	38,485	37,183
Long-term liabilities of discontinued operations	—	46,927

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 88,358,521 shares at September 30, 2008 and 88,016,220 shares at December 31, 2007	147,559	146,987
Series B: Issued 13,845,679 shares at September 30, 2008 and 14,243,141 shares at December 31, 2007	23,122	23,786
Additional paid-in capital	908,749	905,589
Retained earnings (deficit)	(279,881)	184,009
Accumulated other comprehensive loss	(8,663)	(8,663)

Total shareholders’ equity	790,886	1,251,708

Total liabilities and shareholders’ equity	$2,521,578	$3,179,060

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2008	2007

Operations
Net earnings	$25,437	$70,631
Adjustments to reconcile net earnings to net cash provided by operations:
Net (earnings) loss from discontinued operations	4,499	(15,737)
Depreciation and amortization	32,233	34,280
Deferred income taxes	(1,427)	(168)
Employee retirement expense	(6,875)	(9,356)
Share-based compensation	5,268	9,888
Other non-cash items	(7,091)	(513)
Equity income (loss) from partnerships	(406)	(756)
Other, net	809	1,729
Net change in operating assets and liabilities:
Accounts receivable	38,501	10,554
Other current assets	(1,996)	(6,512)
Accounts payable	(11,873)	(15,168)
Accrued expenses and other current liabilities	(15,812)	(19)
Accrued interest payable	9,890	9,645
Income taxes payable	15,154	(14,966)

Net cash provided by continuing operations	86,311	73,533
Net cash provided by (used for) discontinued operations	(9,013)	65,826

Net cash provided by operations	77,298	139,359

Investments
Capital expenditures	(19,514)	(18,452)
Acquisition	—	(4,268)
Other, net	(2,062)	475

Net cash used for investments of continuing operations	(21,576)	(22,245)
Net cash used for investments of discontinued operations	(304)	(26,548)

Net cash used for investments	(21,880)	(48,793)

Financing
Net proceeds from revolving debt	202,585	915,272
Payments on revolving debt	(232,965)	(761,517)
Redemption of senior notes	—	(234,477)
Payment of dividends on common stock	(28,101)	(38,353)
Net proceeds from exercise of stock options	—	12,523
Purchase of treasury stock	(2,203)	(17,152)
Excess tax benefit from option exercises	—	714

Net cash used for financing	(60,684)	(122,990)

Net decrease in cash and temporary cash investments	(5,266)	(32,424)
Cash and temporary cash investments at beginning of period	11,190	46,291

Cash and temporary cash investments at end of period, including cash from discontinued operations in 2007	$5,924	$13,867

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

On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company, A. H. Belo Corporation (A. H. Belo). The operations for the newspaper businesses and related assets that were part of the spin-off are presented as discontinued operations. See Note 2. The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” to be aggregated into one reporting segment.

SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite lived intangible assets annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit or FCC license at the December 31 measurement date which, when the Company completes its full impairment testing, could lead to an impairment at one or more of its reporting limits. However, any impairment would be a non-cash charge and would not impact the Company’s liquidity, cash flows from operating activities or debt covenants. Please refer to Notes 1 and 3 in the Company’s 2007 annual report on Form 10-K for a full description of the Company’s goodwill and intangible asset impairment policies.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to current period presentation and to reflect discontinued operations.

(2)	On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into A. H. Belo, which has its own management and board of directors. The spin-off was accomplished by transferring the subject assets and liabilities to A. H. Belo and distributing a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of business on January 25, 2008.

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo is not expected to recognize any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is now governed primarily by a separation and distribution agreement, a services agreement, a tax matters agreement, employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as further discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate and other investments assets and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not considered to be significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Therefore, the classification of historical financial information for the newspaper businesses and related assets as discontinued operations is appropriate.

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. Below is the summary financial information of discontinued operations.

Statements of discontinued operations for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007. There were no discontinued operations for the three months ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2008	2007
Net revenues	$181,940	$64,869	$549,929
Total operating costs and expenses	177,429	72,319	531,909

Income (loss) from discontinued operations	4,511	(7,450)	18,020
Other income and expense, net	431	101	3,637

Earnings (loss) from discontinued operations before income taxes	4,942	(7,349)	21,657
Income taxes	1,138	2,850	5,920

Net income (loss) from discontinued operations	$3,804	$(4,499)	$15,737

Assets and Liabilities of discontinued operations as of December 31, 2007:

Assets

Current assets:
Cash and temporary cash investments	$7,790
Accounts receivable, net	90,578
Other current assets	28,342

Total current assets from discontinued operations	126,710

Property, plant and equipment, net	314,444
Intangible assets, net	40,425
Goodwill	119,668
Other assets	36,651

Total long-term assets from discontinued operations	511,188

Total assets from discontinued operations	$637,898

Liabilities

Current liabilities:
Accounts payable	$28,491
Accrued expenses	49,661
Other current liabilities	27,903

Total current liabilities from discontinued operations	106,055

Deferred income taxes	20,329
Other liabilities	26,598

Total long-term liabilities from discontinued operations	46,927

Total liabilities of discontinued operations	$152,982

As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings, Inc. Belo Holdings, Inc. is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the spin-off, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the

Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries. Additionally, Belo incurred $4,659 and $2,805 of operating expenses during the nine months ended September 30, 2008 and 2007, respectively, related to the spin-off.
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
In connection with the Company’s spin-off of A. H. Belo, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, and an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters, and other agreements with A. H. Belo or its subsidiaries. In the separation and distribution agreement, effective as of the spin-off date, Belo and A. H. Belo indemnify each other and certain related parties from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related lawsuits. See Note 9.
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
The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by
A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. Prior to the spin-off, The Dallas Morning News and WFAA-TV shared media content at no cost, as do other media operating companies of Belo and A. H. Belo. That sharing is expected to continue for the foreseeable future under the agreements discussed above. In addition, the Company and A. H. Belo co-own certain downtown Dallas real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses.

(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average shares for basic earnings per share	102,204	102,228	102,224	102,240
Effect of employee stock options and restricted stock units	1,132	507	1,133	647

Weighted average shares for diluted earnings per share	103,336	102,735	103,357	102,887

Options excluded (a)
Number outstanding	12,881	9,260	12,881	9,232
Weighted average exercise price	$16.57	$23.47	$16.57	$23.48

Restricted stock units (RSU) excluded (b)
Number outstanding	111	431	111	431
Weighted average exercise price	$12.65	$18.13	$12.65	$18.13

(a)	The options that were excluded were those options where the exercise price is in excess of the average market price.

(b)	The RSUs were excluded due to performance conditions not probable of being achieved.
(4)	On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any existing assets or liabilities, therefore the adoption of SFAS 159 had no effect on the Company’s financial position or results of operations.

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
(5)	Effective February 8, 2008, the date of the spin-off of A. H. Belo as discussed in Note 2 above, the Company entered into the First Amendment to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the Credit Agreement). The First Amendment to the Credit Agreement reduced the total amount of the Credit Agreement from $1,000,000 to $600,000 and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, restricted payments, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. At September 30, 2008, the maximum allowed leverage ratio is 5.75 and the minimum required interest coverage ratio is 2.25, as specified in the agreement. Beginning with the first quarter 2009 calculation, the maximum allowed leverage ratio decreases to 5.0 and the minimum required interest coverage ratio increases to 2.50. The agreement also limits the payment of cash dividends to an aggregate annual amount not to exceed $38,500. On November 3, 2008, the Company repaid $350,000 of 8% Senior Notes due November 1, 2008, plus accrued interest, with funds drawn from its revolving credit facility.
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

Share-based compensation cost in continuing operations for awards to Belo’s employees and non-employee directors was $866 and $1,608, for the three months ended September 30, 2008 and 2007, respectively, and $3,772 and $6,972 for the nine months ended September 30, 2008 and 2007, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo. There was no income tax benefit recognized in equity for share-based compensation arrangements for the three or nine months ended September 30, 2008. The total income tax benefit recognized in equity for share-based compensation arrangements was $39 and $714 for the three and nine months ended September 30, 2007, respectively.

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

In March 2007, Belo froze benefits under its pension plan. As part of the curtailment of the pension plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plan, a defined contribution plan, for a period of up to five years.

Prior to February 8, 2008, A. H. Belo established an A. H. Belo pension transition supplement plan, a defined contribution plan. Concurrent with the date that the Company made its contribution to the Company’s pension transition supplement plan for the 2007 plan year, the Company transferred the vested and non-vested account balances of A. H. Belo employees and former employees to A. H. Belo’s pension transition supplement plan. At that time, A. H. Belo assumed and became solely responsible for all liabilities for pension transition supplement plan benefits with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed the Company for the aggregate contribution made by the Company to the pension transition supplement plan for the 2007 plan year for the account of A. H. Belo employees and former employees.

(8)	The net periodic pension cost (benefit) for the three and nine months ended September 30, 2008 and 2007 includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost — benefits earned during the period	$—	$25	$—	$1,860
Interest cost on projected benefit obligation	7,549	7,157	22,646	21,790
Expected return on assets	(9,468)	(9,106)	(28,404)	(27,280)
Amortization of net loss	—	233	—	1,192

Net periodic pension benefit	$(1,921)	$(1,691)	$(5,758)	$(2,438)

In the first nine months of 2008, the Company did not make any contributions to its Pension Plan. The Company does not expect to make contributions to the plan during 2008.
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
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements 87, 88, 106 and 132(R),” requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s defined benefit pension and other postretirement plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Both the fair value of plan assets and the projected benefit obligations are measured annually on December 31 and as such, the funded status of the Company’s plans as of September 30, 2008, does not reflect changes in the fair value of plan assets or changes in discount rates on benefit obligations. Changes in general market conditions may affect the funded status of the Company’s various plans when the Company completes its calculation at the December 31, measurement date, which may result in a required funding in 2009. Please refer to Note 6 in the Company’s 2007 annual report on Form 10-K for a full description of Company’s postretirement benefit plans.
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

On October 24, 2006, eighteen former employees of The Dallas Morning News filed a lawsuit against the The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to July 2009. The Company believes the lawsuit is without merit and intends to vigorously defend against it. Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of this lawsuit.

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
Overview
Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also manages one television station through a local marketing agreement (LMA), and owns two local and two regional cable news channels and holds ownership interests in two other cable news channels.
On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company, A. H. Belo Corporation (A. H. Belo), with its own management and board of directors. The spin-off was accomplished by transferring the assets and liabilities of the newspaper businesses and related assets in the form of a pro-rata, tax-free stock dividend to the Company’s shareholders. Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station business or related assets. Belo’s relationship with A. H. Belo is now governed primarily by a separation and distribution agreement, a services agreement and several other agreements between the two companies or their respective subsidiaries. The Company and A. H. Belo also co-own certain downtown Dallas, Texas real estate and several other investments.
The historical results of the Company’s newspapers and related assets are presented as discontinued operations due to the spin-off described above. All prior period amounts presented in the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect this discontinued operations presentation.

The following table sets forth the Company’s major media assets as of September 30, 2008:
Television Group

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network	Analog	Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		7
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		7
Phoenix	12	KTVK	1999	IND	3	13	5	*	4
Phoenix	12	KASW	2000	CW	61	13	8		3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1		9
Seattle/Tacoma	14	KONG	2000	IND	16	13	5	*	2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	3		9
Portland	22	KGW	1997	NBC	8	8	1		10
Charlotte	24	WCNC	1997	NBC	36	8	3		7
San Antonio	37	KENS	1997	CBS	5	10	2		8
San Antonio(5)	37	KCWX	—	CW	2	10	9		1
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	1	*	9
Austin	49	KVUE	1999	ABC	24	7	1		7
Louisville	50	WHAS	1997	ABC	11	7	2		9
New Orleans(6)	53	WWL	1994	CBS	4	8	1		14
New Orleans(7)	53	WUPL	2007	MNTV	54	8	6		1
Tucson	68	KMSB	1997	FOX	11	9	5		3
Tucson	68	KTTU	2002	MNTV	18	9	6	*	2
Spokane	75	KREM	1997	CBS	2	7	2		11
Spokane	75	KSKN	2001	CW	22	7	5		1
Boise(8)(9)	112	KTVB	1997	NBC	7	5	1		21

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the September 2008 Nielsen Media Research report.

(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the July 2008 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the July 2008 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.

(7)	On February 26, 2007, Belo purchased WUPL-TV. Included in the purchase was WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, in 2003 KTVB launched “24/7 Local News Channel,” a 24-hour daily local news and weather channel.
*Tied with one or more stations in the market.

SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite lived intangible assets annually on December 31. Changes in general market conditions may affect the fair value of a reporting unit or FCC license at the December 31 measurement date which, when the Company completes its full impairment testing, could lead to an impairment at one or more of its reporting units. However, any impairment would be a non-cash charge and would not impact the Company’s liquidity, cash flows from operating activities or debt covenants. Please refer to Notes 1 and 3 in the Company’s 2007 annual report on Form 10-K for a full description of the Company’s goodwill and intangible asset impairment policies.

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
Results of Operations
(Dollars in thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Net operating revenues	$170,823	(6.4%)	$182,409	$534,619	(4.4%)	$558,980
Operating costs and expenses	126,069	(6.8%)	135,230	391,064	(3.6%)	405,725

Earnings from operations	44,754	(5.1%)	47,179	143,555	(6.3%)	153,255
Other income (expense)	(20,645)	(7.9%)	(22,421)	(63,811)	(2.5%)	(65,413)

Earnings from continuing operations before income taxes	24,109	(2.6%)	24,758	79,744	(9.2%)	87,842
Income taxes	(9,672)	(1.3%)	(9,804)	(49,808)	51.2%	(32,948)

Net earnings from continuing operations	14,437	(3.5%)	14,954	29,936	(45.5%)	54,894
Discontinued operations, net of tax	—	(100.0%)	3,804	(4,499)	(128.6%)	15,737

Net earnings	$14,437	(23.0%)	$18,758	$25,437	(64.0%)	$70,631

Net Operating Revenues

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007

Non-political advertising	$145,059	(13.1%)	$166,881	$471,769	(8.6%)	$516,170
Political advertising	11,659	261.0%	3,230	20,369	228.3%	6,204
Other	14,105	14.7%	12,298	42,481	16.0%	36,606

Net operating revenues	$170,823	(6.4%)	$182,409	$534,619	(4.4%)	$558,980

Non-political advertising revenues decreased $21,822, or 13.1 percent, in the third quarter of 2008 compared to the third quarter of 2007. This decrease is primarily due to a $22,580, or 14.4 percent, decrease in local and national spot revenue. Spot revenue decreases in the automotive, telecommunications, furniture and home improvement categories were partially offset by an increase in the consumer services category. The spot revenue decreases were partially offset by an increase in Internet advertising revenues of $1,206, or 17.9 percent. Political advertising revenues increased $8,429, or 261.0 percent, in the third quarter 2008 as compared with the third quarter 2007. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Non-political advertising revenues decreased $44,401, or 8.6 percent, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease is primarily due to a $47,627, or 9.7 percent, decrease in local and national spot revenue. Spot revenue decreases in the automotive, entertainment, telecommunications, home improvement and furniture categories were partially offset by an increase in the healthcare category. The spot revenue decrease was also partially offset by an increase in Internet advertising revenues of $3,383, or 17.9 percent. Political advertising revenues increased $14,165 in the nine months ended September 30, 2008 as compared with the same period in 2007. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.

Operating Costs and Expenses
Station salaries, wages and employee benefits decreased $2,665, or 4.5 percent, in the third quarter 2008 compared to the third quarter 2007 primarily due to decreases in bonus expense of $2,232, and share-based compensation of $394. Station programming and other operating costs were relatively unchanged in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to a non-cash expense reduction of $1,964 in the third quarter of 2008 offsetting a $1,611 increase in rent expense relating to the third quarter 2007 change of an operating lease to a capital lease. The non-cash expense reduction relates to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Two Belo markets converted to this digital equipment in the third quarter 2008. Corporate operating costs decreased $2,447, or 29.1 percent, in the third quarter of 2008 as compared to the third quarter 2007, primarily due to an $847 decrease in bonus expense, a $609 decrease in recruiting and relocation expense and a decrease in share-based compensation of $348.
Station salaries, wages and employee benefits decreased $2,918, or 1.6 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 primarily due to decreases in bonus expenses. Station programming and other operating costs decreased $4,210, or 2.6 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a credit of $6,857 from the FCC decision mentioned above. The credit was partially offset by an increase in outside services. Corporate operating costs decreased $7,340, or 25.3 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a decrease in share-based compensation of $2,805, and an increase in the pension credit of $1,647 primarily related to the curtailment of the Company’s defined benefit pension plan and an increase in the discount rate applied to future pension obligations, a decrease in bonus expense of $1,552 and a decrease in recruiting and relocation expense of $672. During the nine months ended September 30, 2008 and 2007, the Company incurred $4,659 and $2,805, respectively, in charges related to the spin-off of its former newspaper businesses and related assets mentioned above.
Other income (expense)
Interest expense decreased $2,421, or 10.3 percent, in the third quarter 2008 compared to the third quarter 2007 primarily due to a lower average debt balance and lower interest rates on the outstanding balance of the revolving credit facility.
Interest expense decreased $6,580, or 9.1 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a lower average debt balance and lower interest rates in 2008. In the second quarter 2007, the Company repaid $234,477 of outstanding 7-1/8 percent senior notes with funds drawn from its revolving credit facility at a lower interest rate. This decrease was partially offset by a charge of $848 related to amending the Company’s credit facility.
Other income (expense), net decreased $645, or 54.3 percent, in the third quarter 2008 compared to the third quarter 2007. Other income (expense), net decreased $4,978, or 75.5 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to an insurance settlement of $4,000 received in the first quarter 2007, related to losses suffered from Hurricane Katrina.
Income taxes decreased $132, or 1.3 percent, for the three months ended September 30, 2008, compared with the three months ended September 30, 2007. Income taxes increased $16,860, or 51.2 percent, for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, primarily due to additional taxes related to the spin-off of the Company’s newspaper businesses and related assets. Even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in a federal income tax obligation of approximately $18,235.

Discontinued Operations
The historical results of the Company’s former newspaper businesses and related assets are presented as discontinued operations due to the spin-off of these assets into a separate public company on February 8, 2008. All prior period amounts presented in the financial statements and Managements’ Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect this discontinued operations presentation. Certain prior period amounts have been reclassified to conform to current period presentation and to reflect discontinued operations.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operations, and borrowings under the Company’s credit facility are Belo’s primary sources of liquidity. Net cash provided by operations was $77,298 in the first nine months of 2008 compared with net cash provided by operations of $139,359 in the first nine months of 2007. The 2008 operating cash flows consisted of $86,311 provided by continuing operations and $9,013 used for discontinued operations. The 2007 operating cash flows consisted of $73,533 provided by continuing operations and $65,826 provided by discontinued operations. The 2008 and 2007 operating cash flows were primarily used for routine changes in the Company’s working capital requirements.
Statement of Financial Accounting Standard (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements 87, 88, 106 and 132(R),” requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s defined benefit pension and other postretirement plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Both the fair value of plan assets and the projected benefit obligations are measured annually on December 31 and as such, the funded status of the Company’s plans as of September 30, 2008, does not reflect changes in the fair value of plan assets or changes in discount rates on benefit obligations. Changes in general market conditions may affect the funded status of the Company’s various plans when the Company completes its calculation at the December 31 measurement date, which may result in a required funding in 2009. Please refer to Note 6 in the Company’s 2007 annual report on Form 10-K for a full description of the Company’s postretirement benefit plans.
The Company believes its current financial condition and credit relationships are adequate to fund its current obligations.
Investing Cash Flows
Net cash flows used in investing activities were $21,880 in the first nine months of 2008 compared to $48,793 in the first nine months of 2007. The 2008 investing cash flows consisted of $21,576 used in continuing operations investing activities and $304 used in discontinued operations investing activities. The 2007 investing cash flows consisted of $22,245 used in continuing operations investing activities and $26,548 used in discontinued operations investing activities.
Capital Expenditures
Total capital expenditures for continuing operations were $19,514 in the first nine months of 2008 compared with $18,452 in the first nine months of 2007. Total capital expenditures for discontinued operations were $304 in the first nine months of 2008 compared with $22,570 in the first nine months of 2007.

Acquisition
On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.
Financing Cash Flows
Net cash flows used for financing activities were $60,684 in the first nine months of 2008 compared with $122,990 in the first nine months of 2007. There were no financing cash flows from discontinued operations for either period. The 2008 financing activity cash flows from continuing operations consisted primarily of borrowings and repayments under the Company’s revolving credit facility, dividends on common stock and repurchases of treasury stock as described below. The 2007 cash flows used in continuing operations financing activities were primarily payments on long-term debt, dividends on common stock and repurchases of treasury stock.
Long-Term Debt
At September 30, 2008, Belo had $1,049,197 in fixed-rate debt securities as follows: $350,000 of 8% Senior Notes due November 1, 2008; $249,197 of 6-3/4% Senior Notes due 2013; $200,000 of 7-3/4% Senior Debentures due 2027; and $250,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%. On November 3, 2008, the Company repaid the $350,000 of 8% Senior Notes due November 1, 2008, plus accrued interest, with funds drawn from its revolving credit facility described below.
Effective February 8, 2008, the date of the spin-off of A. H. Belo, the Company entered into the First Amendment to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the Credit Agreement). The First Amendment reduced the total amount of the Credit Agreement from $1,000,000 to $600,000 and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. Revolving credit borrowings under the 2008 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees depending on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrue and are payable under the facility. The Credit Agreement contains usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. At September 30, 2008, the maximum allowed leverage ratio is 5.75 and the minimum required interest coverage ratio is 2.25, as specified in the agreement. Beginning with the first quarter 2009 calculation, the maximum allowed leverage ratio decreases to 5.0 and the minimum required interest coverage ratio increases to 2.50. The agreement also limits the payment of cash dividends to an aggregate annual amount not to exceed $38,500. At September 30, 2008, the Company was in compliance with all debt covenant requirements. As of September 30, 2008, there were borrowings outstanding of $88,670 and the weighted average interest rate was 3.9%.
Dividends
On January 25, 2008, the Company paid fourth quarter 2007 dividends of $.125 per share, or $12,782, on Series A and Series B common stock outstanding to shareholders of record on January 10, 2008.
On June 6, 2008, the Company paid first quarter 2008 dividends of $.075 cents per share, or $7,665 on Series A and Series B common stock outstanding to shareholders of record on May 16, 2008.
On September 5, 2008, the Company paid second quarter 2008 dividends of $.075 cents per share, or $7,666 on Series A and Series B common stock outstanding to shareholders of record on August 15, 2008.
On September 26, 2008, the Company declared third quarter 2008 dividends of $.075 cents per share, on Series A and Series B common stock outstanding to be paid on December 5, 2008 to shareholders of record on November 14, 2008.

Share Repurchase Program
In the first nine months of 2008, the Company purchased 191,000 shares of its Series A common stock under a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. The remaining authorization for the repurchase of shares as of September 30, 2008 under this authority was 13,030,716 shares. In addition, the Company has a stock repurchase program authorizing the purchase of up to $2,500 of common stock annually. During the first nine months of 2008, no shares were repurchased under this program. There is no expiration date for these repurchase programs. The total cost of the treasury shares purchased in the first nine months of 2008 was $2,203. All shares repurchased in 2008 were retired on or prior to September 30, 2008.
Other
The prevailing weak economic and industry conditions and the lack of consumer confidence, which are beyond the Company’s control, may adversely impact the Company’s financial and operating performance, its fair value of assets, liquidity, and borrowing costs. The Company believes its resources, including its credit relationships, are adequate to meet its foreseeable financial needs. The Company has various sources available to meet its 2008 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and available funds under is $600,000 revolving credit facility.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the distribution of the newspaper businesses and related assets of Belo; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities;

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
Item 4. Controls and Procedures
During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
In addition to the proceedings previously disclosed (see Note 9 to the Consolidated Condensed Financial Statements in Part I, Item 1), a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
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

Exhibit
Number	Description

2.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

Exhibit
Number	Description

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))

3.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
(2)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
(4)	*
(a)  $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
(6)	*	$350 million 8.00% Senior Note due 2008 (Exhibit 4.7(8) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Securities and Exchange Commission File No. 001-08598)(the “3rd Quarter 2001 Form 10-Q”))
(7)	*	Officers’ Certificate dated November 1, 2001 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.7(9) to the 3rd Quarter 2001 Form 10-Q)
(8)	*	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
(9)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
(10)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
(11)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

Exhibit
Number	Description
10.1	Financing agreements:
(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

(2) *	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
10.2	Compensatory plans:
~(1)	Belo Savings Plan:
* (a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
* (b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008.
~(2)	Belo 1986 Long-Term Incentive Plan:
* (a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))
* (b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
* (c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
* (d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
~(3) *	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
* (a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
* (b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
* (c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
* (d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
~(4) *	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

Exhibit
Number	Description
* (a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
~(5)	Belo Supplemental Executive Retirement Plan
* (a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
* (b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
~(6) *	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

~(7) *	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000(Securities and Exchange Commission File No. 333-43056))
* (a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
* (b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
* (c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
* (d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
~(8) *	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))
* (a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
* (b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
* (c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))
* (d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598))
* (e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)
* (f)	Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008 (Exhibit 10.2(8)(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”))
(g)	Fourth Amendment to the Belo 2004 Executive Compensation Plan, dated September 26, 2008.
~(9) *	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

~(10) *	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the 2nd Quarter 2008 Form 10-Q)
10.3	Agreements relating to the distribution of A. H. Belo:

Exhibit
Number	Description
(1) *	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

(2) *	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

(3) *	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
November 3, 2008	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer, Principal Financial Officer)

November 3, 2008	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)