Form 10-K
period 2008-12-31
BELO CORP
filed 2009-03-02
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check in a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2008, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $651,468,216. *

Shares of Common Stock outstanding at January 31, 2009: 102,204,200 shares. (Consisting of 89,185,007 shares of Series A Common Stock and 13,019,193 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 12, 2009, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 1

BELO CORP.
FORM 10-K

PAGE 2  Belo Corp. 2008 Annual Report on Form 10-K

PART I

Item 1.	Business

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also manages one television station through a local marketing agreement (LMA), owns two local and two regional cable news channels and holds ownership interests in two other cable news channels.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.

Spin-off of A. H. Belo Corporation

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

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo did not recognize any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed primarily by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as further discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate and other investment assets and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not considered to be significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement.

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Spin off of A. H. Belo for additional information regarding the spin-off.

Continuing Operations

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. During the next 53 years, through various transactions, Belo acquired 18 additional television stations in 14 markets across the United States, bringing the total owned television stations to 19. In February 2007, Belo purchased its 20th television station. Belo also manages one station through a local marketing agreement (LMA) in San Antonio, Texas, and has joint marketing and shared services agreements with the owner and operator of KFWD-TV, licensed to Fort Worth, Texas.

Belo is one of the nation’s largest publicly-traded pure-play television companies. In the 15 U.S. markets in which Belo’s television stations operate, 10 of Belo’s stations are ranked number one and two are ranked number two (including stations tied with one or more other stations in the market) in “sign-on/sign-off” audience rating, based on the November 2008 Nielsen Media Research report. Belo has six stations in the 14 largest U.S. markets and 14 stations in the 50 largest U.S. markets.

Belo’s stations are concentrated primarily in three high-population growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/Fort Worth;
•	CBS affiliate KHOU-TV in Houston;

Belo Corp. 2008 Annual Report on Form 10-K PAGE 3

•	NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and
•	Independent KTVK and The CW Network (CW) affiliate KING-TV in Phoenix.

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 25 Alfred I. duPont-Columbia Awards, 21 George Foster Peabody Awards, and 35 Edward R. Murrow Awards–the industry’s most prestigious honors. On January 23, 2009, WFAA, Belo’s Dallas/Fort Worth station, made history as the only local television station to ever receive the prestigious Alfred I. duPont-Columbia University Gold Baton award. It is also the first Gold Baton award given since 2003.

The following table sets forth information for the Company’s television stations (including the station operated through an LMA) and regional cable channels and their markets as of December 31, 2008:

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		10
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	1		10
Phoenix	12	KTVK	1999	IND	3	13	6		4
Phoenix	12	KASW	2000	CW	61	13	7	*	3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1		11
Seattle/Tacoma	14	KONG	2000	IND	16	13	5	*	2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2		12
Portland	22	KGW	1997	NBC	8	8	1		11
Charlotte	24	WCNC	1997	NBC	36	8	3		7
San Antonio	37	KENS	1997	CBS	5	10	2		9
San Antonio(5)	37	KCWX	–	CW	2	10	9		1
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	1		12
Louisville	49	WHAS	1997	ABC	11	7	1		11
Austin	50	KVUE	1999	ABC	24	7	1		10
New Orleans(6)	53	WWL	1994	CBS	4	8	1		16
New Orleans(7)	53	WUPL	2007	MNTV	54	9	6		1
Tucson	68	KMSB	1997	FOX	11	9	4		5
Tucson	68	KTTU	2002	MNTV	18	9	6		2
Spokane	75	KREM	1997	CBS	2	7	1	*	13
Spokane	75	KSKN	2001	CW	22	7	5		1
Boise(8)(9)	112	KTVB	1997	NBC	7	5	1		22

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2008 Nielsen Media Research report.
(2)	Represents the number of analog television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	Station rank is derived from the station’s rating, which is based on the November 2008 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.
(4)	Station audience share is based on the November 2008 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.
(5)	Belo operates KCWX-TV through a local marketing agreement.
(6)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.
(7)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(9)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more other stations in the market.

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2008, approximately 86.4 percent of the Company’s total revenues were derived from spot advertising with the largest percentage of the spot advertising revenues generated from the automotive category which accounted for approximately 19.5 percent of total revenues in 2008.

Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2008 comScore Ratings, the Company has three of the top 50 local television-affiliated

PAGE 4  Belo Corp. 2008 Annual Report on Form 10-K

Web sites in the U.S. Revenues for the Company’s interactive media in 2008 represented 4.5 percent of the Company’s advertising revenues and were derived principally from advertising on the various Company Web sites.

Pursuant to FCC rules, every three years local television stations must elect to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signal or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations and cable news channels, with some agreements having terms of more than three years. Approximately 4.5 percent of total television station revenues were derived from retransmission fees in 2008. The revenue received from retransmission agreements is recorded as other revenue in the Company’s financial statements.

The Company has a balanced portfolio of broadcast network-affiliated stations, with four ABC affiliates, four NBC affiliates and five CBS affiliates, and at least one large-market station associated with each network. As such, Belo’s revenue streams are not significantly affected by which broadcast network leads in the primetime ratings. Belo also owns two independent (IND) stations, two CW affiliates, two MNTV affiliates and one FOX affiliate, and operates one additional CW affiliate through an LMA.

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. In connection with these network affiliation agreements, the Company’s stations may receive network compensation for broadcasting network programming. Each of these agreements has a stated expiration date. Some of the networks with which our stations are affiliated may require, as a condition to the renewal of affiliation agreements, the elimination of network affiliate compensation and, in some cases, cash payments to the network, and the acceptance of other material modifications of existing affiliation agreements. Approximately 2.1 percent of the Company’s revenues were derived from network compensation in 2008. Network compensation is expected to decline over time.

The Company also owns two regional cable news operations, Texas Cable News (TXCN) in Dallas/Fort Worth, Texas, and Northwest Cable News (NWCN) in Seattle, Washington, and two local cable news operations, 24/7 NewsChannel (24/7) in Boise, Idaho and NewsWatch on Channel 15 in New Orleans, Louisiana. These operations provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations in Texas, Washington, Oregon, Idaho and Louisiana. The Company also operates, through joint ventures, two cable news channels in partnership with Cox Communications and other parties that provide local news coverage in Phoenix, Arizona (Arizona NewsChannel) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. During 2008, approximately 2.2 percent of the Company’s revenues were derived from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees.

Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is primarily related to programming content and advertising rates. The four major national television networks (ABC, NBC, CBS and FOX) are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Where Belo owns more than one television station or cable news operation within a region or market, such businesses may compete with each other for national, regional and local advertising. Additionally, the Company’s competitors include other broadcast stations, cable and satellite television channels, local, regional and national newspapers, magazines, radio, direct mail, yellow pages, the Internet, mobile devices and other media. Advertising rates are set based upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the number of advertisers competing for the available time.

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

Belo Corp. 2008 Annual Report on Form 10-K PAGE 5

constitute a pattern of abuse. License renewal applications for KHOU, WFAA and KSKN are currently pending. Under the FCC’s rules, a license expiration date is automatically extended pending review and grant of the renewal application. The current license expiration dates for each of Belo’s television broadcast stations are listed below.

August 1, 2006	KHOU, WFAA
February 1, 2007	KSKN
October 1, 2012	WVEC
December 1, 2012	WCNC
June 1, 2013	WWL, WUPL
August 1, 2013	WHAS
February 1, 2014	KMOV
August 1, 2014	KENS, KVUE
October 1, 2014	KASW, KMSB, KTTU, KTVB, KTVK
February 1, 2015	KING, KONG, KGW(a), KREM

(a)	On December 22, 2006, the Oregon Alliance to Reform Media (Alliance) filed a petition to deny the license renewal applications of KGW as well as the seven non-Belo owned stations in Portland, Oregon, based on an alleged market-wide failure to broadcast a sufficient amount of news coverage of local elections in 2004. The FCC dismissed the petition and granted KGW’s license renewal and the Alliance has sought reconsideration of that decision. Belo believes that the petition is without merit and continues to oppose the Alliance’s efforts.

The FCC licenses for stations KCWX and KFWD, to which the Company provides certain programming and other services, but is not the FCC licensee, expire August 1, 2014.

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

In November 2007, the FCC adopted an order imposing new public file and public interest reporting requirements on broadcasters. These new requirements must be approved by the Office of Management and Budget (OMB) before they become effective, and the OMB has not yet approved them. Therefore, it is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations with Web sites will be obligated to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also will be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. The new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.

In December 2007, the FCC issued a Report on Broadcast Localism and a Notice of Proposed Rulemaking. The report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of communities. The report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The report sought comment on a variety of other issues concerning localism, including potential changes to the main studio rule, network affiliation rules, and sponsorship identification rules. The period for submitting comments on the rules proposed in this report closed in June 2008, but the FCC has not yet issued a final order on the matter. Belo cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the report.

The FCC’s Equal Employment Opportunity rules impose job information dissemination, recruitment, documentation and reporting requirements. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance.

The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $33 to $325 per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future FCC policies in this area.

PAGE 6  Belo Corp. 2008 Annual Report on Form 10-K

Digital Television.     In 1997, the FCC adopted rules for implementing DTV service. With certain limited exceptions, broadcasters holding licenses or construction permits for full-power television stations were temporarily assigned a second channel in order to provide DTV programming. Currently, all full-power stations licensed to Belo are broadcasting digitally. On February 11, 2009, President Obama signed the DTV Delay Act of 2009 (Delay Act) into law, extending the DTV transition deadline from February 17, 2009 to June 12, 2009. Stations are allowed to transition prior to June 12, 2009 if they so choose, unless the FCC objects. At the end of the DTV transition, analog television programming will cease, television broadcasters will surrender their analog spectrum to the government, and unused DTV channels will be reassigned to a smaller segment of the broadcast spectrum.

Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services. Under the FCC’s rules relating to must-carry rights of digital broadcasters, which apply to cable and certain DBS systems: (1) broadcasters are not entitled to carriage of both their analog and their digital streams during the transition; (2) digital-only stations are entitled to must-carry rights; and (3) a digital-only station asserting must-carry rights is entitled to carriage of only a single programming stream and other “program related” content, even if the digital-only station multicasts. In November 2007, the FCC decided that after the transition, cable operators must ensure that all analog cable subscribers will continue to be able to receive the signals of stations electing must-carry status. Cable operators can choose either to deliver the signal in digital format for digital customers and “down convert” the signal to analog format for analog customers, or to deliver the signal in digital format to all subscribers but ensure that all subscribers with analog sets have set-top boxes that will convert the digital signal to analog format.

In December 2007, the FCC established policies to facilitate broadcasters’ construction of their final digital facilities by the transition deadline. Additionally, the FCC finalized most broadcasters’ post-transition DTV channel assignments in the Spring of 2008. The FCC also imposed consumer education requirements on broadcasters, effective March 31, 2008. Finally, Congress has charged the National Telecommunications and Information Administration (NTIA) with implementing a $1,500,000 program to provide digital converter boxes to American households that do not have DTV sets or television sets connected to cable or satellite. Additional federal funds for the converter box program were authorized in connection with the Delay Act.

Cable and Satellite Transmission of Local Television Signals.     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008, will be bound by their decisions through the 2009-2011 cycle and will not be allowed to change their carriage decisions at the end of the DTV transition in June 2009. The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e., households that do not receive at least a Grade B signal from a local network affiliate). One important law governing DBS distribution, the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA), expires at the end of 2009 unless new legislation is adopted by Congress to extend such law.

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

In addition, the Communications Act prohibits direct or indirect record ownership of a broadcast licensee or the power to vote more than one-fourth of the stock of a company controlling a licensee from being held by aliens, foreign governments or their representatives, or corporations formed under the laws of foreign countries.

In September 2003, the FCC relaxed many of its ownership restrictions. However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the FCC’s 2003 rule changes. The court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. In December 2007, the FCC adopted a Report and Order that left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, and those appeals were consolidated in the Third Circuit in November 2008 and remain pending.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 7

1.	Local Television Ownership

The FCC’s December 2007 action left in place the FCC’s current local television ownership rules. Under those rules, one entity may own two commercial television stations in a Designated Market Area (DMA) if no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.

2.	Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. For FCC purposes, the common officers, directors and five percent or greater voting shareholders of Belo and A. H. Belo are deemed to hold attributable interests in each of the companies. As a result, the business and conduct of one company may have the effect of limiting the activities or strategic business alternatives available to the other company.

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

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters (e.g., the media ownership rules and the new reporting rules) are now, or may become, the subject of litigation and Belo cannot predict the outcome of any such litigation or the effect on its business.

Employees

As of December 31, 2008, the Company had approximately 2,553 full-time and 363 part-time employees, including approximately 594 employees represented by various employee unions. Belo believes its relations with its employees are satisfactory.

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

Sections of this Annual Report on Form 10-K and management’s public comments and press releases from time to time may contain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting our operations, both known and unknown. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently

PAGE 8  Belo Corp. 2008 Annual Report on Form 10-K

anticipated. The following discussion identifies some of the factors that may cause actual results to differ materially from expectations. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.

Decreases in advertising spending resulting from economic downturns, natural disasters, war, terrorism or other factors specific to the communities we serve can adversely affect our financial condition and results of operations. In addition, our revenues are subject to seasonal, cyclical and other fluctuations that could adversely affect our financial condition and results of operations.

A substantial majority of our revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could have an adverse effect on our financial condition and results of operations. The worldwide economy is currently undergoing unprecedented turmoil amid stock market volatility, tightening credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and increased liquidity concerns and business insolvencies. This turmoil and uncertainty about future economic conditions could negatively impact our advertisers and cause them to postpone their advertising decision-making or decrease their advertising spending, among other things, which could adversely affect our business. Uncertainty about current global economic conditions could also affect the volatility of our stock price. We cannot predict the timing, magnitude or duration of the current (or any future) severe global economic downturn or subsequent recovery.

Our ability to generate advertising revenues is and will continue to be affected by financial market conditions, consumer confidence, advertiser challenges and changes in the national and sometimes international economy, as well as by regional economic conditions in each of the markets in which our stations operate. We have a significant concentration of assets in Texas, the Northwest and Arizona, which makes the economic condition of these regions of particular consequence to our financial condition and results of operations. The amount of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations in particular. Advertisers have purchased less advertising time from our stations in recent months due to the current decline in the national economy, as well as in regional economies.

Our advertising revenues depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses, and local economic conditions in general. In addition, for the year ended December 31, 2008, 19.5 percent of our television advertising revenues were generated from the automotive industry. The economic challenges of the automotive industry will continue to affect its advertising spending which could have an adverse effect on our revenues and results of operations.

Our revenues and results of operations are subject to seasonal, cyclical and other fluctuations that we expect to continue in future periods. In particular, we typically experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even numbered years, advertising revenues tend to increase based on the demand for political advertising in our markets. Advertising revenues in odd numbered years tend to be less than in even numbered years due to the lack of demand for political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even numbered years. Other seasonal and cyclical factors that affect our revenues and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures and general economic factors. Fluctuations in revenues and results of operations may cause our stock price to be volatile.

Our television businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

Our television businesses operate in highly competitive markets. Our television stations compete for audiences and advertising revenue with newspapers and other broadcast and cable television stations, as well as with other media such as magazines, telephone and/or wireless companies, satellite television and the Internet. Some of our current and potential competitors may have greater financial, marketing, programming and broadcasting resources than we do and the ability to distribute more targeted advertising. Cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising.

Our television stations compete for audiences and advertising revenues primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up

Belo Corp. 2008 Annual Report on Form 10-K PAGE 9

of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the transition to Local People Meters and other methods for measuring audiences, the introduction of competitive local news or other programming by cable, satellite, Internet, telephone or wireless providers, or the adoption of competitive offerings by existing and new providers could result in lower ratings and adversely affect our financial condition and results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies could also adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on the future results of our television businesses.

The costs of television programming may increase, which could adversely affect our results of operations.

Programming is a significant operating cost in our television businesses. We cannot be certain that we will not be exposed to future increases in programming costs. Should such an increase occur, it could have an adverse effect on our results of operations. In addition, television networks have been seeking arrangements with their affiliates to share the networks’ programming costs and to eliminate network compensation traditionally paid to broadcast affiliates. We cannot predict the nature or scope of any such potential compensation arrangements or the effect, if any, on our operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to less than expected revenue which could result in programming write-offs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station earnings.

The loss or modification of network affiliation agreements and changes by the national networks in their respective business models and practices could adversely affect our results of operations.

The non-renewal, termination or material modification of our network affiliation agreements could have a material adverse effect on our results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, three stations affiliated with CW, two stations affiliated with My Network TV and one station affiliated with FOX. Each of the big-three networks (ABC, CBS, and NBC) generally provides our affiliated stations with 22 hours of prime time programming per week. Each of our affiliation agreements has a stated expiration date. Some of the networks with which our stations are affiliated may require, as a condition to the renewal of affiliation agreements, elimination of network affiliate compensation and, in some cases, cash payments to the network, and the acceptance of other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place under existing terms and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive.

PAGE 10  Belo Corp. 2008 Annual Report on Form 10-K

In recent years, the networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those owned by the Company. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by local stations and could adversely affect our stations’ results of operations.

If we are unable to secure or maintain carriage of our television stations’ signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ analog signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the major cable operators in its markets and both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected. Unless negotiated, cable and direct satellite operators are not required to carry our digital broadcast signals prior to the digital television transition. If we are unable to reach agreements for the carriage of those signals or if those signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected.

Our stock price can be volatile.

Because of the various factors which affect our business and the uncertainty of future economic conditions, our revenues, results of operations and prospects fluctuate, which may cause our stock price to be volatile. The volumes of daily trades in our stock typically exceed the daily volumes experienced prior to the spin-off. In recent months, our stock price has traded at times below $2.00 per share. If our stock price were to trade at less than $1.00 per share for 30 consecutive trading days, the NYSE could seek to de-list our stock. The NYSE has currently suspended application of this rule until June 30, 2009. If the NYSE were to apply this rule, we may be required to take action, such as implementing a reverse stock split, to increase the trading price of our stock above $1.00 per share or seek to qualify our stock for trading on the NASDAQ system as an alternative to the NYSE listing. Because of overall market conditions, a number of companies, including some of our peers, are currently addressing similar matters.

Regulatory changes may affect our strategy and increase competition and operating costs in our media businesses.

As described in this Item 1–Business–FCC Regulation, our television businesses are subject to extensive and changing federal regulation. Changes in current regulations or the adoption of new laws and policies could affect our strategy, increase competition and our operating costs, and adversely affect our financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and ownership of multiple television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess. Federal law also regulates indecency on broadcast television, political advertising rates and children’s programming.

The television industry is transitioning from analog to digital transmissions and Congress recently moved the final date from February 17, 2009 to June 12, 2009, as the date by which broadcasters must cease analog program broadcasts and return their analog spectrum to the government. The delay in the transition will allow viewers more time to obtain more converter box coupons and will provide additional time to prepare for the digital switchover. The impact of the delay cannot be fully determined. At a minimum, viewer confusion will likely exist, requiring broadcasters and others to commit more resources to meeting audience needs.

SHVERA establishes a statutory copyright license to enable direct broadcast satellite (DBS) companies to provide programming to local broadcasters and viewers. SHVERA expires at the end of 2009 and must be renewed or otherwise addressed to avoid significant disruption in the DBS business. If Congress passes legislation materially changing the existing regulatory scheme or adopts new legislation in place of existing law, the Company and other local broadcasters and viewers could be adversely affected. Furthermore, since SHVERA must be addressed in 2009, it is likely that other legislation, possibly unrelated to SHVERA, could be added to the required legislation which may or may not affect the Company in a material manner.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 11

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

Our television businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2006 and 2015 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, it could prevent us from operating the affected stations. If we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue generation potential.

Belo may incur increased expenses or liabilities if some of the agreements with A. H. Belo are terminated or if A. H. Belo fails to perform.

In connection with the spin-off, Belo entered into a services agreement with A. H. Belo. If the agreement is terminated, Belo may be required to obtain needed services from third parties. This could affect the efficiency of Belo’s operations in the near-term or be more expensive than the fees that Belo is currently required to pay under the A. H. Belo agreement.

Also in connection with the spin-off, Belo and A. H. Belo agreed to share certain liabilities and expenses and to indemnify each other for certain expenses and liabilities attributable to one company or the other. For example, Belo agreed to retain complete sponsorship of The G. B. Dealey Retirement Pension Plan rather than divide the plan into two separate plans and in return, A. H. Belo agreed to reimburse Belo for 60 percent of all cash contributions made by Belo to the plan. The sharing ratio approximates the relative number of plan participants associated with each company. If A. H. Belo does not reimburse Belo promptly for its share of future plan contributions, Belo will be required to fund all of the contributions and seek reimbursement from A. H. Belo.

In addition, A. H. Belo assumed Belo’s liabilities relating to certain ongoing agreements and other matters. If A. H. Belo does not satisfy these contingent liabilities when due, it is possible that Belo may be required to satisfy them. While Belo is not expecting to be called on to meet any of these contingent obligations, if it were to happen, it could adversely affect Belo’s financial condition and results of operations.

Certain members of management, directors and shareholders may face actual or potential conflicts of interest.

The Company and A. H. Belo have several common directors. Most of the management and directors of Belo and A. H. Belo own both Belo common stock and A. H. Belo common stock. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Belo’s and A. H. Belo’s management and directors face decisions that could have different implications for each company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Belo and A. H. Belo regarding the terms of the agreements governing the spin-off and the relationship between Belo and A. H. Belo thereafter. Potential conflicts of interest could also arise out of any commercial arrangements that Belo and A. H. Belo may enter into in the future.

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

PAGE 12  Belo Corp. 2008 Annual Report on Form 10-K

We have a large amount of indebtedness. Access to our existing credit facility requires that we meet several covenants, which could be more challenging in a difficult operating environment.

We currently use a portion of our operating cash flow for debt service. We may continue to borrow funds to finance capital expenditures, bond repurchases, acquisitions or to refinance debt, as well as for other purposes.

Our level of indebtedness could, for example:

•	Require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, bond repurchases, dividends, acquisitions and other general corporate activities;
•	Limit our ability to obtain additional financing in the future;
•	Expose us to greater interest rate risk since the interest rates on our credit facilities vary; and
•	Impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

In addition, our debt instruments require us to comply with certain covenants. At December 31, 2008, the maximum allowed leverage ratio was 5.75 and the minimum required interest coverage ratio was 2.25, as specified in our bank credit facility agreement. Effective February 26, 2009, the Company amended its credit facility agreement. Beginning February 26, 2009, through June 30, 2010, the maximum allowed leverage ratio is 6.25. The maximum allowed leverage ratio decreases by 50 basis points in the third quarter of 2010. Beginning December 31, 2010, and through the term of the agreement, the maximum allowed leverage ratio is 5.00. From January 1, 2009, through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, the minimum required interest coverage ratio increases to 2.50. The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default, which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for further discussion on debt service.

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

Approximately 77.5 percent of our total assets as of December 31, 2008, consisted of intangible assets, principally broadcast licenses and goodwill. Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” requires, among other things, an annual impairment testing of broadcast licenses and goodwill. Additionally, the Company continually evaluates whether current factors or indicators, such as the prevailing conditions in the economy and capital markets, require an interim impairment assessment of those assets, as well as of investments and long-lived assets. Recent trends in advertising revenues have negatively affected investors’ outlooks on the Company’s market value. If revenue trends worsen, this may be considered an indicator of impairment and could require the Company to perform an impairment analysis in advance of its annual impairment testing. In addition, any significant shortfall, now or in the future in advertising revenue could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment, and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies for further discussion of the goodwill and intangible asset assessment process and impairment charges recorded in 2008.

Failure of the spin-off to qualify as a tax-free transaction could result in substantial liability.

In connection with the spin-off, Belo received a private letter ruling from the Internal Revenue Service (IRS) to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to Belo and Belo shareholders for United States federal income tax purposes. Although a private letter ruling generally is binding on the IRS,

Belo Corp. 2008 Annual Report on Form 10-K PAGE 13

if the factual assumptions or representations made by Belo in the private letter ruling request are untrue or incomplete in any material respect, then Belo may not be able to rely on the ruling.

If the spin-off fails to qualify for tax-free treatment, a substantial corporate tax would be payable by Belo. However, A. H. Belo has agreed to indemnify Belo for certain tax liabilities under certain circumstances. Further, if the spin-off is not tax-free, each Belo shareholder generally would be taxed as if he or she had received a cash distribution equal to the fair market value of the shares of A. H. Belo common stock on the date of the spin-off.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Television Station Properties

At December 31, 2008, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky, and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona for the digital transmission of KMSB-TV and for both the digital and analog transmission of KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

The operations of the Company’s regional cable news businesses, TXCN and NWCN, are conducted from Company-owned broadcasting facilities in Dallas, Texas and Seattle, Washington, respectively.

The Company leases a facility in Washington, D.C. that is used for the gathering and distribution of news from the nation’s capital. This facility includes broadcast and production studios as well as general office space.

Corporate Properties

At December 31, 2008, the Company co-owned with A. H. Belo a 17-story office building in downtown Dallas, Texas, that houses the Company’s corporate operations and certain operations of A. H. Belo and its subsidiaries. In connection with the spin-off, this building and other downtown Dallas real estate were transferred to a limited liability company that is owned in equal parts by Belo and A. H. Belo.

In addition, in 2008, A. H. Belo and Belo consummated the exchange of certain real estate interests they and/or their subsidiaries owned in the approximate ten acre downtown campus jointly used by A. H. Belo’s The Dallas Morning News and Belo’s WFAA and Texas Cable News (TXCN). As a result of the exchange, The Dallas Morning News owns the building known as the TXCN Building on The Dallas Morning News/WFAA campus. Belo and its subsidiaries are vacating the TXCN Building and relocating those operations to other locations. Also, as part of the exchange, The Dallas Morning News has leased a parcel of land to Belo and WFAA under a long-term ground lease with an option to purchase for nominal value. As a result of the exchange, The Dallas Morning News owns various parcels of contiguous land containing the improvements that it uses in its operations, and WFAA and Belo own and lease under the ground lease contiguous parcels covering the land and improvements used by WFAA and TXCN. In addition, WFAA has entered into an arm’s-length lease with The Dallas Morning News for the lease of certain storage facilities in the parking garage located on Dallas Morning News property.

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

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the

PAGE 14  Belo Corp. 2008 Annual Report on Form 10-K

Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. Oral arguments are scheduled for April 2, 2009. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the following lawsuit.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against the The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

In addition to the proceedings disclosed above, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 450,000,000 shares of common stock, par value $1.67 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. See the Consolidated Financial Statements, Note 10–Common and Preferred Stock.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 15

The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends attributable to each quarter for both the Series A and Series B common stock. The first quarter 2008 and full year 2007 stock prices have been adjusted to reflect the spin-off of A. H. Belo.

		High	Low	Close	Dividends
2008	Fourth Quarter	$5.93	$1.44	$1.56	$.075
	Third Quarter	$8.00	$5.83	$5.96	$.075
	Second Quarter	$11.35	$7.31	$7.31	$.075
	First Quarter	$13.97	$10.15	$10.57	$.075

2007	Fourth Quarter	$17.58	$12.62	$13.94	$.125
	Third Quarter	$16.97	$12.87	$13.88	$.125
	Second Quarter	$18.34	$14.79	$16.46	$.125
	First Quarter	$15.30	$13.99	$14.93	$.125

On January 31, 2009, the closing price for the Company’s Series A common stock as reported on the New York Stock Exchange was $1.43. The approximate number of shareholders of record of the Series A and Series B common stock at the close of business on such date was 570 and 278, respectively.

PAGE 16  Belo Corp. 2008 Annual Report on Form 10-K

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2008. See Consolidated Financial Statements, Note 10–Common and Preferred Stock for share repurchase plan authorization information.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2003, in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index, with (3) the 2008 group of peer companies selected on a line-of-business basis and weighted for market capitalization and (4) the 2007 group of peer companies. As a result of the spin-off in 2008 of Belo’s newspaper businesses and related assets, Belo’s peer group companies have changed from companies that may have television stations and other media assets such as newspapers, to companies that are pure-play television companies like Belo. The chart below includes information regarding the previous peer group companies for reference. For 2008, the Company’s peer group includes the following companies: Hearst-Argyle Television, Inc.; LIN TV Corp.; Gray Television; Nexstar Broadcasting Group; Sinclair Broadcasting Group; and Young Broadcasting Corporation. For 2007, the Company’s peer group included the following companies: Gannett Co., Inc.; Hearst-Argyle Television, Inc.; Lee Enterprises, Inc.; LIN TV Corp.; McClatchy Newspapers, Inc.; Media General, Inc.; The New York Times Company; The E.W. Scripps Company; The Washington Post Company; and Young Broadcasting Corporation. Belo is not included in either calculation of peer group cumulative total shareholder return on investment.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 17

Item 6. Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2008. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

In thousands, except per share amounts	2008	2007	2006	2005	2004
Net operating revenues	$733,470	$776,956	$770,539	$703,426	$741,154

Impairment charges	464,760	22,137	—	—	—
All other operating costs and expenses	529,284	556,737	537,858	505,896	506,428

Total operating costs and expenses	994,044	578,874	537,858	505,896	506,428

Earnings (loss) from operations	(260,574)	198,082	232,681	197,530	234,726
Other income and expense	(63,247)	(88,228)	(86,964)	(90,485)	(89,798)
Income taxes	(4,532)	(49,157)	(50,338)	(41,076)	(55,946)

Net earnings (loss) from continuing operations	(328,353)	60,697	95,379	65,969	88,982
Earnings (loss) from discontinued operations, net of tax(a)	(4,996)	(323,510)	35,147	61,719	43,514

Net earnings (loss)	$(333,349)	$(262,813)	$130,526	$127,688	$132,496

Net earnings (loss) per share–Basic:
Earnings (loss) per share from continuing operations	$(3.21)	$.59	$.92	$.59	$.77
Earnings (loss) per share from discontinued operations(a)	(.05)	(3.16)	.34	.55	.38

Basic earnings (loss) per share	$(3.26)	$(2.57)	$1.26	$1.14	$1.15

Net earnings (loss) per share–Diluted Earnings (loss) per share from continuing operations	$(3.21)	$.59	$.92	$.58	$.76
Earnings (loss) per share from discontinued operations(a)	(.05)	(3.14)	.34	.54	.37

Diluted earnings per share	$(3.26)	$(2.55)	$1.26	$1.12	$1.13

Cash dividends paid	$.30	$.50	$.475	$.40	$.385

Total assets	$2,038,796	$3,179,060	$3,605,927	$3,589,213	$3,588,000
Long-term debt	$1,092,765	$1,168,140	$1,283,434	$1,244,875	$1,170,150

(a)	Earnings (loss) from discontinued operations include the operations of the newspaper businesses and related assets that were spun-off to A. H. Belo in February 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the other sections of the Annual Report on Form 10-K, including Item–Business, Item 1A - Risk Factors, Item 6–Selected Financial Data, Item 7A–Quantitative and Qualitative Disclosures about Market Risks, Item 9A–Controls and Procedures and the Consolidated Financial Statements and the notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A–Risk Factors.

All references to earnings per share represent diluted earnings per share.

Overview

Belo, a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also manages one television station through a local marketing agreement (LMA), and owns two local and two regional cable news channels and holds ownership interests in two other cable news channels.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company, A. H. Belo, which has its own management and board of directors. The spin-off was accomplished by transferring the subject assets and liabilities to A. H. Belo and distributing a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of business on January 25, 2008. See “Liquidity and Capital Resources” for further discussion on the spin-off.

PAGE 18  Belo Corp. 2008 Annual Report on Form 10-K

Except as otherwise noted, the Company has no further ownership interest in A. H. Belo or in any of the newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements.

The Company intends for the discussion of its 2008 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

Results of Operations
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

		Percentage		Percentage
Year Ended December 31,	2008	Change	2007	Change	2006
Net operating revenues	$733,470	(5.6)%	$776,956	0.8%	$770,539
Impairment charges	464,760	1,999.5%	22,137	100.0%	—
Other operating costs and expenses	529,284	(4.9)%	556,737	3.5%	537,858

Total operating costs and expenses	994,044	71.7%	578,874	7.6%	537,858

Earnings (loss) from operations	(260,574)	(231.5)%	198,082	(14.9)%	232,681
Other income (expense)	(63,247)	(28.3)%	(88,228)	1.5%	(86,964)

Earnings (loss) from continuing operations before income taxes	(323,821)	(394.8)%	109,854	(24.6)%	145,717
Income taxes	4,532	(90.8)%	49,157	(2.3)%	50,338

Net earnings (loss) from continuing operations	$(328,353)	(641.0)%	$60,697	(36.4)%	$95,379

Net Operating Revenues

		Percentage		Percentage
Year Ended December 31,	2008	Change	2007	Change	2006
Non-political advertising	$619,476	(13.0)%	$711,825	5.2%	$676,953
Political advertising	56,223	284.7%	14,615	(68.9)%	47,050
Other	57,771	14.4%	50,516	8.6%	46,536

Net operating revenues	$733,470	(5.6)%	$776,956	0.8%	$770,539

Non-political advertising revenues decreased $92,349, or 13.0 percent, in the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease is primarily due to a $95,832, or 14.2 percent, decrease in local and national spot revenue partially offset by a $3,785, or 14.1 percent, increase in advertising revenue generated from the television station’s Web sites as compared with the year ended December 31, 2007. Spot revenue decreases were noted in most categories, including the major categories of automotive, retail, entertainment, restaurants and home improvement. A few less significant categories such as consumer services and financial services showed increases versus the prior year. The decrease in non-political advertising revenue was partially offset by an increase in political advertising revenues. Political advertising revenues increased $41,608, or 284.7 percent, in the year ended December 31, 2008, as compared with the year ended December 31, 2007. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices. Other revenues increased primarily due to an increase in retransmission revenues.

Non-political advertising revenues increased $34,872, or 5.2 percent, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase is a combination of a $24,463, or 3.8 percent, increase in local and national spot revenue and a $7,767, or 40.9 percent, increase in advertising revenue generated from the Television Group’s Web sites as compared with the year ended December 31, 2006. Spot revenue increases in the home improvement, telecommunications, furniture and restaurant categories were partially offset by decreases in the automotive and department store categories. The increase in non-political advertising revenue was partially offset by a decrease in political advertising revenues. Political

Belo Corp. 2008 Annual Report on Form 10-K PAGE 19

advertising revenues decreased $32,435, or 68.9 percent, in the year ended December 31, 2007, as compared with the year ended December 31, 2006. Other revenues increased primarily due to an increase in retransmission revenues.

Operating Costs and Expenses

Station salaries, wages and employee benefits decreased $9,106, or 3.8 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an $8,529 decrease in bonus and commission expenses. Station programming and other operating costs decreased $3,155, or 1.4 percent, primarily due to a non-cash expense reduction of $6,379, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Seven Belo markets converted to this digital equipment in 2008. Additionally, there was a $5,031 decrease in advertising and promotion and sales projects expenses and a $1,240 decrease in travel and entertainment expense. These credits and expense decreases were partially offset by a $5,173 increase in outside services and a $4,103 increase in programming costs.

Station salaries, wages and employee benefits increased $5,434, or 2.3 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher full-time salary, medical and workers compensation expenses partially offset by a decrease in pension expense resulting from the Company’s curtailment of its defined benefit pension plan effective March 31, 2007, and an increase in the discount rate applied to future pension obligations. Station programming and other operating costs increased $11,397, or 5.4 percent, primarily due to increases in consulting costs related to the technology outsourcing initiative announced in the second quarter 2006, and an increase in programming expense due to scheduled rate increases in syndicated programming.

Corporate operating costs decreased $9,241, or 22.8 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to a $6,197 decrease in share-based compensation, a $2,021 decrease in bonus expense and a $1,408 decrease in supplemental retirement expense related to plans that were suspended in December 2007.

Corporate operating costs decreased $8,231, or 20.3 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. This decrease was primarily due to a $4,230 decrease in outside services that includes a decrease in consulting fees related to technology initiatives. Additionally, the Company recognized a $3,494 reduction in estimated pension expense primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007

During the years ended December 31, 2008 and 2007, the Company incurred $4,659 and $9,267, respectively, in costs related to the spin-off of A. H. Belo. No spin-off costs were incurred during the year ended December 31, 2006.

In the fourth quarter 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540 and a non-cash impairment charge for intangible assets related to FCC licenses of $114,220. In the fourth quarter 2007, the Company recorded a non-cash charge for goodwill impairment of $22,137. See Critical Accounting Policies below for further discussion of the goodwill and intangible asset assessment process and impairment charges by reporting unit.

Interest expense decreased $11,401, or 12.1 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Interest expense decreased $1,160, or 1.2 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006. During 2008, the Company repaid $350,000 of 8% Senior Notes due November 2008 with borrowings under the lower interest rate credit facility. Additionally, in 2008 the Company purchased $43,575 in Senior Notes at a discount. During 2007, the Company repaid $234,477 of 7 1/8% Senior Notes due June 2007 with available cash and borrowings under the lower interest rate credit facility.

Other income (expense), net, increased $13,580, or 216.7 percent, in 2008, primarily due to a $16,407 gain related to the Company’s fourth quarter 2008 purchase of a portion of its long-term notes. The notes were purchased on the open market at a discount. The 2008 gain is greater than the 2007 one-time gain of approximately $4,000 for Hurricane Katrina insurance proceeds received, resulting in the noted increase in 2008. Other income (expense), net, decreased $2,424 or 27.9 percent in 2007, compared to 2006 as the 2007 Hurricane Katrina insurance proceeds were less than the 2006 one-time gain of $7,536 in miscellaneous income related to a payment associated with a change-in-control provision in one of Belo’s vendor contracts.

Income taxes decreased $44,625, or 90.8 percent, for the year ended December 31, 2008, compared with the year ended December 31, 2007, primarily due to the tax benefit of $68,398 associated with the impairment charge for goodwill and FCC licenses. Even though the spin-off otherwise qualified for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in a federal income tax obligation of approximately $18,756 which

PAGE 20  Belo Corp. 2008 Annual Report on Form 10-K

partially offset the benefit previously noted. The Company’s effective tax rate was (1.4) percent for the year ended December 31, 2008.

Income taxes decreased $1,181, or 2.3 percent, for the year ended December 31, 2007, compared with the year ended December 31, 2006, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. The Company’s effective tax rate was 44.8 percent for the year ended December 31, 2007, compared with 34.5 percent for the year ended December 31, 2006. The increase in the Company’s effective tax rate in 2007 is principally due to increased state taxes related to the implementation of the Texas margin tax. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the enactment of the Tax Reform Bill represents a change in tax law, and SFAS 109, “Accounting for Income Taxes,” requires that effects of the change be reflected in the financial statements in the quarter in which the new tax is enacted.

As a result of the matters discussed above, the Company recorded net loss from continuing operations of $(328,353), or $(3.21) per share, for 2008, compared with net earnings from continuing operations of $60,697, or $0.59 per share, for 2007, and net earnings from continuing operations of $95,379, or $0.92 per share, for 2006.

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

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the distribution of Belo’s newspaper businesses and related assets; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, filings with the SEC and elsewhere in this Annual Report on Form 10-K.

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

Belo Corp. 2008 Annual Report on Form 10-K PAGE 21

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

At December 31, 2008, Belo had net investments of $209,988 in property, plant and equipment. The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2008, 2007 and 2006, there were no indicators of impairment, therefore the Company did not record any impairment losses related to property, plant and equipment.

At December 31, 2008, Belo had investments in FCC licenses of $1,179,297. The Company classifies the FCC licenses apart from goodwill as separate indefinite-lived intangible assets. FCC licenses are tested for impairment at least annually on an individual market basis. For FCC licenses, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Based on assessments performed for the year ended December 31, 2008, the Company recorded a non-cash impairment charge related to FCC licenses of $114,220. Of this amount, $51,740 related to the San Antonio, Texas market, $44,956 related to the Austin, Texas market, $16,473 related to the Louisville, Kentucky market, and $1,051 related to the Spokane, Washington market. There were no impairments of the FCC licenses in 2007 or 2006.

At December 31, 2008, Belo had investments in goodwill of $401,735. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

Goodwill is tested at least annually by reporting unit for impairment. A reporting unit consists of the television station(s) and cable news operations within a market. Fair value of the reporting units is determined using various valuation techniques, with the primary technique being discounted cash flow analysis. A discounted cash flow analysis requires management to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the Company’s long-term business plan period.

The fair value estimates for the reporting units assume normalized operating margin assumptions based on long-term expectations and margins historically realized by the individual reporting units and the broadcasting industry in general. In some cases, the assumed operating margins in certain future years are projected to be greater than the margins realized in 2008. The Company’s estimates contain uncertainties due to uncontrollable events that could positively or negatively affect the anticipated future economic and operating conditions.

The Company has not made any material changes in the accounting methodology used to evaluate impairment of goodwill and FCC licenses during the last three years. In 2008, as a result of the first step of the goodwill impairment analysis, the fair

PAGE 22  Belo Corp. 2008 Annual Report on Form 10-K

value of 10 of 15 reporting units exceeded the carrying amount. For five of the reporting units, the carrying amount exceeded the fair value and the second step was performed. Based on second step assessments performed for the year ended December 31, 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540, of which $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market. The impairment charges resulted primarily from a decline in the estimated fair value of the individual businesses, principally due to lower projected cash flows, particularly in the first few years of projection, versus prior year estimates. These lower projected cash flows reflect the current economic and advertising downturn. Based on assessments performed for the year ended December 31, 2007, the Company recorded a non-cash impairment charge related to goodwill of $22,137 related to the Louisville, Kentucky market. The non-cash goodwill impairment charge resulted from a decline in the estimated fair value of the market primarily due to lower estimated market growth rates versus previous year estimates. Based on the Company’s annual impairment test performed for the year ended December 31, 2006, there was no impairment of goodwill.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, FCC licenses and implied fair value of goodwill, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, the Company may be required to perform an impairment analysis in advance of its annual impairment testing.

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

Pension Benefits     Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87, “Employers’ Accounting for Pensions.” To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption of 6.88 percent, the Company used a measurement date of December 31, 2008 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio.

To compute the Company’s pension expense in the year ended December 31, 2008, the Company used actuarial assumptions that include a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.85 percent, used in this calculation, is the rate used in computing the benefit obligation as December 31, 2007. The expected long-term rate of return on plan assets of 8.50 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 23

The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after January 1, 2009.

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” for the Company’s financial assets and liabilities. On January 1, 2009 the Company adopted SFAS 157 for the Company’s non-financial assets and liabilities. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of SFAS 157 has no effect on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its eligible financial assets or liabilities, therefore the adoption of SFAS 159 had no effect on the Company’s financial position or results of operations.

Liquidity and Capital Resources
(Dollars in thousands, except per share amounts)

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $126,115, $218,802 and $245,928 in the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 operating cash flows consisted of $144,436 provided by continuing operations and $18,321 used for discontinued operations. The 2007 operating cash flows consisted of $129,210 provided by continuing operations and $89,592 provided by discontinued operations. The 2006 operating cash flows consisted of $155,328 provided by continuing operations and $90,600 provided by discontinued operations. The operating cash flows were primarily used for routine changes in the Company’s working capital requirements.

Statement of Financial Accounting Standard (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements 87, 88, 106 and 132(R),” requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s defined benefit pension and other postretirement plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Both the fair value of plan assets and the projected benefit obligations are measured annually on December 31. As of December 31, 2008, there is no pension funding requirement during the year ended December 31, 2009. However, changes in general market conditions may affect the funded status of the Company’s various plans when the obligations are assessed at the end of 2009. Please refer to the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans for a full description of the Company’s postretirement benefit plans.

Investing Cash Flows

Net cash flows used in investing activities were $25,731, $75,921 and $109,372 in 2008, 2007 and 2006, respectively. The 2008 investing cash flows consisted of $25,427 used in continuing operations investing activities and $304 used in discontinued operations investing activities. The 2007 investing cash flows consisted of $27,242 used in continuing operations investing activities and $48,679 used in discontinued operations investing activities. The 2006 investing cash flows consisted of $33,246 used in continuing operations investing activities and $76,126 used in discontinued operations investing activities. These cash flows are primarily attributable to capital expenditures as more fully described below.

PAGE 24  Belo Corp. 2008 Annual Report on Form 10-K

Capital Expenditures

Total capital expenditures for continuing operations were $25,359, $27,393 and $34,535 in 2008, 2007 and 2006, respectively. These were primarily for television station equipment and corporate-driven technology initiatives. As of December 31, 2008, projected capital expenditures for 2009 related to Belo’s television businesses and related assets are approximately $12,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit facility.

Acquisition

On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.

Financing Cash Flows

Net cash flows used in financing activities were $113,594, $170,192 and $123,508 in the years ended December 31, 2008, 2007 and 2006, respectively. These net uses are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 6 3/4% Senior Notes due 2013, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.

Long-Term Debt

Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007
8% Senior Notes Due November 1, 2008	$—	$350,000
6 3/4% Senior Notes Due May 30, 2013	215,765	249,090
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	240,000	250,000

Fixed-rate debt	655,765	1,049,090
Revolving credit facility, including short-term unsecured notes	437,000	118,000
Uncommitted line of credit	—	1,050

Total	$1,092,765	$1,168,140

The combined weighted average effective interest rate for these debt instruments was 5.1 percent and 7.3 percent as of December 31, 2008 and 2007, respectively. The weighted average effective interest for the fixed rate debt was 7.2 percent and 7.5 percent as of December 31, 2008 and 2007, respectively.

In 2008, the Company redeemed the 8% Senior Notes due November 1, 2008 with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of the outstanding 6 3/4% Senior Notes due May 30, 2013 and $10,000 of the outstanding 7 1/4% Senior Debentures due September 15, 2027 for a total cost of $26,788. These purchases were funded with borrowings under the credit facility. In 2007, the Company redeemed the 7 1/8% Senior Notes due June 1, 2007. Subsequent to December 31, 2008, the Company purchased $14,000 of its outstanding 6 3/4% Senior Notes due May 30, 2013 for a total cost of $8,673.

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. Beginning February 26, 2009, through June 30, 2010, the maximum allowed leverage ratio is 6.25. The maximum allowed leverage ratio decreases by 50 basis points in the third quarter of 2010. Beginning December 31, 2010, and through the term of the agreement, the maximum allowed leverage ratio is 5.00.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 25

From January 1, 2009, through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.

On February 8, 2008, the date of the spin-off of A. H. Belo, the Company entered into the 2008 Credit Agreement. The 2008 Credit Agreement amended and restated the Company’s then existing Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. Revolving credit borrowings under the 2008 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees which depend on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrued and were payable under the facility. The 2008 Credit Agreement contained usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company was required to maintain certain leverage and interest coverage ratios specified in the agreement. At December 31, 2008, the maximum allowed leverage ratio was 5.75 and the minimum required interest coverage ratio was 2.25, as specified in the agreement. At December 31, 2008, the Company was in compliance with all debt covenant requirements. The credit facility borrowings were convertible at the Company’s option to revolving debt. Accordingly, such borrowings were classified as long-term in the Company’s financial statements. As of December 31, 2008, the balance outstanding under the 2008 Credit Agreement was $437,000 and the weighted average interest rate was 1.9 percent and all unused borrowings were available for borrowing. This 2008 Credit Agreement was amended and restated in 2009, as discussed above.

On June 7, 2006, the Company entered into the 2006 Credit Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2006 Credit Agreement amended and restated the Company’s then existing $1,000,000 Five-Year Credit Agreement (the 2005 Credit Agreement) by, among other things, extending the term of the existing facility to June 2011. The Company was required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2007, the Company was in compliance with all debt covenant requirements. As of December 31, 2007, the balance outstanding under the 2006 Credit Agreement was $118,000. At December 31, 2007, all unused borrowings were available for borrowing. This 2006 Credit Agreement was amended and restated in 2008, as discussed above.

Prior to the 2008 Credit Agreement mentioned above, the Company had uncommitted lines of credit of $10,000. At December 31, 2007, there was $1,050 outstanding under the $10,000 line of credit. These borrowings were convertible at the Company’s option to revolving debt. Accordingly, such borrowings were classified as long-term in the Company’s financial statements. As of December 31, 2007, the weighted average interest rate for borrowings under the line of credit and the 2006 Credit Agreement was 6.1 percent.

In May 2006, Belo issued $250,000 of 6 3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6 3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The Company may redeem the 6 3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility, with the remaining proceeds invested in cash and temporary cash investments for working capital needs at December 31, 2007. The $1,118 discount associated with the issuance of these 6 3/4% Senior Notes is being amortized over the term of the 6 3/4% Senior Notes using the effective interest rate method. As of December 31, 2008, the unamortized premium was $660.

Dividends

The following table presents dividend information for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Dividends paid	$35,767	$51,256	$46,516
Dividends declared per share	.30	.50	.475

PAGE 26  Belo Corp. 2008 Annual Report on Form 10-K

Exercise of Stock Options

There were no stock options exercised in the year ended December 31, 2008. The following table presents stock option information for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Options exercised	709,214	1,581,844
Exercisable options	12,021,912	13,448,418
Net proceeds received from the exercise of stock options (in thousands)	$12,913	$28,320

Share Repurchase Program

On December 9, 2005, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of the Company’s common stock. As of December 31, 2008, the Company had 13,030,716 remaining shares under this repurchase authority. There is not an expiration date for this repurchase program. Additionally, through 2008 Belo had in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2008, no shares were purchased under this program. In December 2008, the Company terminated this program. The total cost of the treasury shares purchased in 2008, 2007 and 2006, was $2,203, $17,152 and $144,429, respectively. All shares repurchased were retired in the year of purchase.

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2008. See the Consolidated Financial Statements, Note 13–Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt (principal only)	$1,092,765	$–	$–	$437,000	$–	$215,765	$440,000
Interest on long-term debt(a)	702,386	55,903	55,903	51,193	47,509	39,028	452,850
Broadcast rights	187,731	63,288	63,575	46,220	11,215	1,575	1,858
Capital expenditures and licenses	1,037	1,037	–	–	–	–	–
Non-cancelable operating leases	18,070	4,812	3,379	2,444	1,573	1,413	4,449

Total	$2,001,989	$125,040	$122,857	$536,857	$60,297	$257,781	$899,157

(a)	Represents the annual interest on fixed rate debt at the applicable stated rates and interest on variable rate debt at the interest rates in effect at December 31, 2008.

Spin-off of A. H. Belo

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

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo did not recognize any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed primarily by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as further discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate and other investment assets and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not considered to be significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 27

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements.

In the separation and distribution agreement between Belo and A. H. Belo, effective as of the spin-off date, A. H. Belo and Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the Consolidated Financial Statements, Note 14–Contingent Liabilities.

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

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the spin-off, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes incurred after the spin-off. In addition, even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the spin-off, resulting in a federal income tax obligation of $17,954, and a state tax of $802. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company will be responsible for taxes attributable to the television businesses and related assets, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-spin-off actions or omissions by the indemnifying party that affect the tax consequences of the spin-off, subject to certain exceptions.

The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the spin-off, including, without limitation, the treatment of outstanding Belo equity awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations, and certain retirement and welfare benefit obligations.

The Company’s Dallas/Fort Worth television station, WFAA and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future under the agreements discussed above. Prior to the spin-off, The Dallas Morning News and WFAA shared media content at no cost. In addition, the Company and A. H. Belo co-own certain downtown Dallas, Texas real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses.

Other

The Company has various options available to meet its 2009 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $550,000 revolving credit facility. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Other Matters

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the next two paragraphs below.

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The

PAGE 28  Belo Corp. 2008 Annual Report on Form 10-K

plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. Oral arguments are scheduled for April 2, 2009. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the following lawsuit.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against the The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 9–Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2008 and 2007, the fair value of Belo’s fixed-rate debt was estimated to be $378,001 and $1,012,175, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The decrease in fair value is related to current market conditions on the associated change in the Company’s credit rating. The carrying value of fixed-rate debt was $655,765 and $1,049,090 at December 31, 2008 and 2007, respectively.

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $37,289 at December 31, 2008 ($29,512 at December 31, 2007). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates for the year ended December 31, 2008 or 2007, would have resulted in an immaterial annual change to Belo’s pretax earnings and cash flows.

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

Belo Corp. 2008 Annual Report on Form 10-K PAGE 29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2008 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

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

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the PCAOB and in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears immediately following this report.

PAGE 30  Belo Corp. 2008 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belo Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 27, 2009

Belo Corp. 2008 Annual Report on Form 10-K PAGE 31

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Belo Corp. Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Audit Committee,” “Corporate Governance–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.

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

A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606

Item 11. Executive Compensation

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Interlocks and Insider Participation,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2008,–Belo Corp. Outstanding Equity Awards at Fiscal Year-End 2008,–A.H. Belo Corporation Outstanding Equity Awards at Fiscal Year-End 2008,–Option Exercises and Stock Vested in 2008,–Post-Employment Benefits,–Pension Benefits at December 31, 2008,–Non-qualified Deferred Compensation,–Non-qualified Deferred Compensation for 2008,–Termination of Employment and Change In Control Arrangements,–Potential Payments on Termination or Change in Control at December 31, 2008–Director Compensation” and “Corporate Governance–Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Belo Corp. Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5–Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Director Compensation–Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.

PAGE 32  Belo Corp. 2008 Annual Report on Form 10-K

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

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts or compensatory plans contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number		Description

2	.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
3	.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))
3	.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))
3	.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

Belo Corp. 2008 Annual Report on Form 10-K PAGE 33

Exhibit Number	Description

4.4	Instruments defining rights of debt securities:
	(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
	(2)	*	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
	(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
	(4)	*	(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
		*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
	(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
(6)	*	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on
Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
	(7)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
	(8)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(9)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1	Financing agreements:
	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
	(3)		Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.
	(4)		Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the subsidiaries of Belo Corp. identified herein and JPMorgan Chase Bank, N.A.
10.2	Compensatory plans:
	~(1)		Belo Savings Plan:
		*	(a) Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
		*	(b) First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008. (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”)).
(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008
	~(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a) Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))
		*	(b) Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c) Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d) Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

PAGE 34  Belo Corp. 2008 Annual Report on Form 10-K

Exhibit Number	Description

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	~(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
			(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008
	~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
	~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000(Securities and Exchange Commission File No. 333-43056))
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
	~(8)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))
		*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598))
		*	(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)
		*	(f)	Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008 (Exhibit 10.2(8)(f) to the 2nd Quarter 2008 Form 10-Q
		*	(g)	Fourth Amendment to the Belo 2004 Executive Compensation Plan, dated September 26, 2008 (Exhibit 10.2(8)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Securities and Exchange Commission File No. 001-08598)
	~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))
	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the 2nd Quarter 2008 Form 10-Q)

Belo Corp. 2008 Annual Report on Form 10-K PAGE 35

Exhibit Number	Description

10.3	Agreements relating to the distribution of A. H. Belo:
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
12	Statement Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PAGE 36  Belo Corp. 2008 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Dunia A. Shive
Dunia A. Shive
President, Chief Executive Officer and Director

Dated: March 2, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board	March 2, 2009

/s/ Dunia A. Shive Dunia A. Shive	President, Chief Executive Officer and Director	March 2, 2009

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 2, 2009

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 2, 2009

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 2, 2009

/s/ James M. Moroney III James M. Moroney III	Director	March 2, 2009

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 2, 2009

/s/ M. Anne Szostak M. Anne Szostak	Director	March 2, 2009

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 2, 2009

Belo Corp. 2008 Annual Report on Form 10-K PAGE 37

Signature	Title	Date

/s/ Dennis A. Williamson Dennis A. Williamson	Executive Vice President/ Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Carey P. Hendrickson Carey P. Hendrickson	Senior Vice President/ Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

PAGE 38  Belo Corp. 2008 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 27, 2009

Belo Corp. 2008 Annual Report on Form 10-K PAGE 39

Consolidated Statements of Operations

	Years ended December 31,

In thousands, except share and per share amounts	2008	2007	2006

Net Operating Revenues	$733,470	$776,956	$770,539
Operating Costs and Expenses
Station salaries, wages and employee benefits	231,256	240,362	234,928
Station programming and other operating costs	218,241	221,396	209,999
Corporate operating costs	32,235	40,466	47,068
Spin-off related costs	4,659	9,267	–
Depreciation	42,893	44,804	44,097
Amortization	–	442	1,766
Impairment charge	464,760	22,137	–

Total operating costs and expenses	994,044	578,874	537,858

Earnings (loss) from operations	(260,574)	198,082	232,681

Other Income and Expense
Interest expense	(83,093)	(94,494)	(95,654)
Other income, net	19,846	6,266	8,690

Total other income and expense	(63,247)	(88,228)	(86,964)

Earnings (Loss)
Earnings (loss) from continuing operations before income taxes	(323,821)	109,854	145,717
Income taxes	4,532	49,157	50,338

Net earnings (loss) from continuing operations	(328,353)	60,697	95,379
Earnings (loss) from discontinued operations, net of tax	(4,996)	(323,510)	35,147

Net earnings (loss)	$(333,349)	$(262,813)	$130,526

Net earnings (loss) per share–Basic:
Earnings (loss) per share from continuing operations	$(3.21)	$.59	$.92
Earnings (loss) per share from discontinued operations	$(0.05)	$(3.16)	$.34

Net earnings (loss) per share	$(3.26)	$(2.57)	$1.26

Net earnings (loss) per share–Diluted:
Earnings (loss) per share from continuing operations	$(3.21)	$.59	$.92
Earnings (loss) per share from discontinued operations	$(0.05)	$(3.14)	$.34

Net earnings (loss) per share	$(3.26)	$(2.55)	$1.26

Weighted average shares outstanding:
Basic	102,219	102,245	103,701
Diluted	102,219	103,128	103,882
Dividends declared per share	$.30	$.50	$.475

See accompanying Notes to Consolidated Financial Statements.

PAGE 40  Belo Corp. 2008 Annual Report on Form 10-K

Consolidated Balance Sheets

Assets	December 31,

In thousands	2008	2007

Current assets:
Cash and temporary cash investments	$5,770	$11,190
Accounts receivable (net of allowance of $5,229 and $3,938 at December 31, 2008 and 2007, respectively)	138,638	181,700
Deferred income taxes	5,246	7,558
Short-term broadcast rights	9,219	11,146
Prepaid and other current assets	7,811	6,085
Current assets from discontinued operations	–	126,710

Total current assets	166,684	344,389
Property, plant and equipment, at cost:
Land	41,384	36,565
Buildings and improvements	121,014	137,322
Broadcast equipment	383,624	384,391
Other	116,434	113,404
Advance payments on property, plant and equipment	11,562	15,964

Total property, plant and equipment	674,018	687,646
Less accumulated depreciation	(464,030)	(461,606)

Property, plant and equipment, net	209,988	226,040
Intangible assets, net	1,179,297	1,293,517
Goodwill	401,736	752,276
Other assets	81,091	51,650
Long-term assets from discontinued operations	–	511,188

Total assets	$2,038,796	$3,179,060

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 41

Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2008	2007

Current liabilities:
Accounts payable	$19,385	$31,153
Accrued compensation and benefits	30,693	40,753
Short-term film obligations	10,944	10,676
Other accrued expenses	9,762	14,146
Income taxes payable	18,067	11,162
Deferred revenue	5,083	9,492
Dividends payable	7,665	12,770
Accrued interest payable	8,212	13,243
Current liabilities of discontinued operations	–	106,055

Total current liabilities	109,811	249,450

Long-term debt	1,092,765	1,168,140
Deferred income taxes	311,053	425,652
Pension obligation	192,541	–
Other liabilities	32,707	37,183
Long-term liabilities of discontinued operations	–	46,927

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 89,184,467 and 88,016,220 shares at December 31, 2008 and 2007, respectively;	148,938	146,987
Series B: Issued and outstanding 13,019,733 and 14,243,141 shares at December 31, 2008 and 2007, respectively.	21,743	23,786
Additional paid-in capital	909,797	905,589
Retained earnings (deficit)	(643,623)	184,009
Accumulated other comprehensive loss	(136,936)	(8,663)

Total shareholders’ equity	299,919	1,251,708

Total liabilities and shareholders’ equity	$2,038,796	$3,179,060

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  Belo Corp. 2008 Annual Report on Form 10-K

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2008

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2005	92,132,169	15,602,253	$179,916	$901,091	$492,870	$(40,396)	$1,533,481
Exercise of stock options	1,245,835	336,009	2,642	25,678	–	–	28,320
Excess tax benefit from long-term incentive plan	–	–	–	632	–	–	632
Employer’s matching contribution to Savings Plan	530,076	–	885	8,669	–	–	9,554
Share-based compensation	–	–	–	14,308	–	–	14,308
Purchases and subsequent retirement of treasury stock	(7,550,164)	–	(12,608)	(63,877)	(67,944)	–	(144,429)
Net earnings	–	–	–	–	130,526	–	130,526
Change in minimum pension liability adjustment, net of tax	–	–	–	–	–	3,401	3,401
Dividends	–	–	–	–	(48,645)	–	(48,645)
Conversion of Series B to Series A	1,348,917	(1,348,917)	–	–	–	–	–

Balance at December 31, 2006	87,706,833	14,589,345	$170,835	$886,501	$506,807	$(36,995)	$1,527,148
Exercise of stock options	697,055	88,864	1,312	11,601	–	–	12,913
Excess tax benefit from long-term incentive plan	–	–	–	730	–	–	730
Employer’s matching contribution to Savings Plan	4,603	–	8	76	–	–	84
Share-based compensation	–	–	–	13,589	–	–	13,589
Purchases and subsequent retirement of treasury stock	(827,339)	–	(1,382)	(6,908)	(8,862)	–	(17,152)
Net loss	–	–	–	–	(262,813)	–	(262,813)
Change in pension liability adjustment, net of tax	–	–	–	–	–	28,332	28,332
Dividends	–	–	–	–	(51,123)	–	(51,123)
Conversion of Series B to Series A	435,068	(435,068)	–	–	–	–	–

Balance at December 31, 2007	88,016,220	14,243,141	$170,773	$905,589	$184,009	$(8,663)	$1,251,708
Conversion of RSUs	135,839	–	227	(227)	–	–	–
Share-based compensation	–	–	–	6,130	–	–	6,130
Purchases and subsequent retirement of treasury stock	(191,000)	–	(319)	(1,695)	(189)	–	(2,203)
Net loss	–	–	–	–	(333,349)	–	(333,349)
Change in pension liability adjustment, net of tax	–	–	–	–	–	(128,273)	(128,273)
Spin-off distribution of A. H. Belo	–	–	–	–	(463,432)	–	(463,432)
Dividends	–	–	–	–	(30,662)	–	(30,662)
Conversion of Series B to Series A	1,223,408	(1,223,408)	–	–	–	–	–

Balance at December 31, 2008	89,184,467	13,019,733	$170,681	$909,797	$(643,623)	$(136,936)	$299,919

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 43

Consolidated Statements of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2008	2007	2006

Operations
Net earnings (loss)	$(333,349)	$(262,813)	$130,526
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net (income) loss from discontinued operations	4,996	323,510	(35,147)
Depreciation and amortization	42,893	45,246	45,863
Goodwill impairment	464,760	22,137	–
Deferred income taxes	(1,824)	(100)	(7,299)
Employee retirement benefit expense	(6,345)	(3,468)	16,033
Share-based compensation	3,842	16,218	15,764
Other non-cash expenses	(7,987)	(66)	10,020
Equity from partnerships	(102)	(824)	(772)
Other, net	1,017	2,807	(5,417)
Net changes in operating assets and liabilities:
Accounts receivable	44,353	(5,330)	(20,124)
Other current assets	(654)	850	(1,555)
Accounts payable	(11,768)	(10,772)	(4,208)
Accrued compensation and benefits	(10,060)	3,388	5,515
Other accrued expenses	(6,820)	7,917	(303)
Interest payable	(4,782)	(818)	1,018
Income taxes payable	(33,734)	(8,672)	5,414

Net cash provided by continuing operations	144,436	129,210	155,328
Net cash provided by discontinued operations	(18,321)	89,592	90,600

Net cash provided by operations	126,115	218,802	245,928

Investments
Capital expenditures	(25,359)	(27,393)	(34,535)
Acquisition	–	(4,268)	–
Other, net	(68)	4,419	1,289

Net cash used for investments of continuing operations	(25,427)	(27,242)	(33,246)
Net cash used for investments of discontinued operations	(304)	(48,679)	(76,126)

Net cash used for investments	(25,731)	(75,921)	(109,372)

Financing
Net proceeds from revolving debt	669,745	600,442	299,790
Payments on revolving debt	(351,795)	(481,392)	(444,665)
Net proceeds from issuance of senior notes	–	–	248,883
Redemption of senior notes	(350,000)	(234,477)	(65,523)
Purchase of senior notes	(43,574)	–	–
Dividends on common stock	(35,767)	(51,256)	(46,516)
Net proceeds from exercise of stock options	–	12,913	28,320
Purchase of treasury stock	(2,203)	(17,152)	(144,429)
Excess tax benefit from option exercises	–	730	632

Net cash used for financing	(113,594)	(170,192)	(123,508)

Net increase (decrease) in cash and temporary cash investments	(13,210)	(27,311)	13,048
Cash and temporary cash investments at beginning of year, including cash of discontinued operations	18,980	46,291	33,243

Cash and temporary cash investments at end of year including cash of discontinued operations	$5,770	$18,980	$46,291

Supplemental Disclosures (Note 15)

See accompanying Notes to Consolidated Financial Statements.

PAGE 44  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A)	Business and Principles of Consolidation On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets, into a separate public company in the form of a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Corporation (A. H. Belo) Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned at the close of business on January 25, 2008. The newspaper businesses and related assets are presented as discontinued operations. See Note 3. The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (SFAS) 131 “Disclosures about Segments of an Enterprise and Related Information” to be aggregated into one reporting segment.

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

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. We estimated our allowance for doubtful accounts using historical net write-offs of uncollectible accounts. Belo analyzed the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in station programming and other operating costs. The carrying value of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2008, 2007 and 2006:

	Expense for	Accounts
	Uncollectible	Written
	Accounts	Off

2008	$4,051	$2,760
2007	3,396	3,246
2006	708	1,173

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 45

Notes to Consolidated Financial Statements

F)	Property, Plant and Equipment Depreciation of property, plant and equipment, including assets recorded under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Other	3-10 years

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

G)	Intangible Assets and Goodwill The Company’s intangible assets and goodwill result from its significant business acquisitions, which occurred primarily prior to 2002. In connection with these acquisitions, the Company obtained appraisals of the significant assets purchased. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The only significant intangible assets that were identified in these appraisals that could be classified separately from goodwill were FCC licenses and network affiliation agreements.

Goodwill is tested at least annually by reporting unit for impairment. A reporting unit consists of the television station(s) within a market (as defined by Nielsen Media Research’s Designated Market Area report). See Note 4. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not impaired. If the carrying amount exceeds the fair value, a second step is performed to calculate the implied fair value of the goodwill of the individual reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

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

The Company had one finite life intangible asset, a market alliance, that was amortized on a straight-line basis over five years. This intangible asset was fully amortized by March 31, 2007.

H)	Revenue Recognition Belo’s principal sources of revenue are the sale of airtime on its television stations and advertising space on the Company’s Internet Web sites. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites.

I)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $10,336, $13,074, and $11,758 in advertising and promotion costs during 2008, 2007 and 2006, respectively.

J)	Employee Benefits Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

K)	Share-Based Compensation The Company records compensation expense related to its stock options according to SFAS 123R, as adopted on January 1, 2006. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units using the fair value as of the date of grant.

PAGE 46  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after the January 1, 2009.

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” for the Company’s financial assets and liabilities. On January 1, 2009 the Company adopted SFAS 157 for the Company’s non-financial assets and liabilities. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of SFAS 157 has no effect on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its eligible financial assets or liabilities, therefore the adoption of SFAS 159 had no effect on the Company’s financial position or results of operations.

Note 3: Discontinued Operations

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

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo has not recognized any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed by a separation and distribution agreement, a services agreement, a tax matters agreement, employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate and other investment assets and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not considered to be significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Therefore, the classification of historical information for the newspaper businesses and related assets as discontinued operations is appropriate.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 47

Notes to Consolidated Financial Statements

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. Below is the summary financial information of discontinued operations.

Statements of discontinued operations for the period from January 1, 2008 through February 8, 2008, the date of the spin-off, and the years ended December 31, 2007 and 2006:

	2008	2007	2006

Net revenues	$64,869	$738,669	$817,733
Total operating costs and expenses	72,319	1,056,121	762,003

Income (loss) from discontinued operations	(7,450)	(317,452)	55,730
Other income and expense, net	101	5,223	2,236

Earnings (loss) from discontinued operations before income taxes	(7,349)	(312,229)	57,966
Income taxes	2,353	11,281	22,819

Net income (loss) from discontinued operations	$(4,996)	$(323,510)	$35,147

There were no assets and liabilities of discontinued operations as of December 31, 2008. Assets and liabilities of discontinued operations as of December 31, 2007 are as follows:

Assets
Current assets:
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

As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings, Inc. Belo Holdings, Inc. is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the spin-off, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries. Additionally, Belo incurred $4,659 and $9,267 of expenses for the year ended December 31, 2008 and 2007, respectively, related to the spin-off.

Concurrent with the spin-off, on February 8, 2008, the Company amended its senior revolving credit facility to reduce the capacity under the credit facility from $1,000,000 to $600,000. The terms of the amended credit facility are more fully described in Note 9. In the first quarter of 2008, Belo recorded a charge of $848 related to the write-off of debt issuance costs connected to the amendment. These costs are included in interest expense.

PAGE 48  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

In connection with the Company’s spin-off of A. H. Belo, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters, and other agreements with A. H. Belo or its subsidiaries. In the separation and distribution agreement, effective as of the spin-off date, Belo and A. H. Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related lawsuits. See Note 14.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support for a period of up to two years after the spin-off date. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis or on a basis consistent with the business purpose of the parties. During 2008, the Company provided $1,817 in services to A.H. Belo and A.H. Belo provided $18,579 in information technology and web-related services to the Company.

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the spin-off, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes incurred after the spin-off. In addition, even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the spin-off, resulting in a federal income tax obligation of $17,954, and a state tax of $802. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company will be responsible for taxes attributable to the television businesses and related assets, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-spin-off actions or omissions by the indemnifying party that affect the tax consequences of the spin-off, subject to certain exceptions.

The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the spin-off, including, without limitation, the treatment of outstanding Belo equity awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations, and certain retirement and welfare benefit obligations.

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future under the agreements discussed above. Prior to the spin-off, The Dallas Morning News and WFAA shared media content at no cost. In addition, the Company and A. H. Belo co-own certain downtown Dallas, Texas real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses.

Note 4: Goodwill and Intangible Assets

As of December 31, 2008 and 2007, the Company had $1,179,297 and $1,293,517, respectively, in FCC licenses which are identifiable intangible assets that are no longer subject to amortization upon the adoption of SFAS 142 (indefinite-lived intangible assets). Based on the results of its annual impairment tests of FCC licenses for the year ended December 31, 2008, the Company recorded a non-cash impairment charge of $114,220. Of this amount $51,740 related to the San Antonio, Texas market, $44,956 related to the Austin, Texas market, $16,473 related to the Louisville, Kentucky market, and $1,051 related to the Spokane, Washington market. Based on the results of its annual impairment tests of indefinite-lived intangible assets for the years ended December 31, 2007 or 2006, the Company determined that no impairment existed for those years. Through the first quarter 2007, the Company had one finite life intangible asset that was subject to amortization. This intangible asset, a market alliance, was amortized on a straight-line basis over five years. This intangible asset is fully amortized. The amortization expense for this intangible asset was $442 and $1,766 for the years ended December 31, 2007 and 2006 respectively. There was no amortization expense recorded in 2008.

As of December 31, 2008 and 2007, the Company had $401,735 and $752,276 in goodwill, respectively. Based on its annual impairment test of goodwill as of December 31, 2008, the Company recorded impairment charges related to goodwill of

Belo Corp. 2008 Annual Report on Form 10-K PAGE 49

Notes to Consolidated Financial Statements

$350,540 in the fourth quarter of 2008. Of the total charge, $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market. The impairment charges for 2008 resulted primarily from a decline in the estimated fair value of the individual businesses, principally due to lower projected cash flows, particularly in the first few years of the projection. These lower projected cash flows reflect the current economic and advertising downturn. For the year ended December 31, 2007, based on its annual impairment test of goodwill as of December 31, 2007, the Company recorded a goodwill impairment charge totaling $22,137 related to the Louisville, Kentucky market. The impairment charge for 2007 resulted primarily from a decline in the estimated fair value due to lower estimated market growth rates in the Louisville market versus prior year estimates. A summary of the changes in the Company’s recorded goodwill is below:

	2008	2007

Balance at January 1,	$752,276	$773,257
Purchase of WUPL-TV	–	1,156
Goodwill impairment	(350,540)	(22,137)

Balance at December 31, 2007	$401,736	$752,276

Based on the annual impairment test performed for the year ended December 31, 2006, there was no impairment of goodwill.

Note 5: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 5,345,908, 8,557,470, and 7,039,483 at December 31, 2008, 2007 and 2006, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $3,411, $11,098 and $9,870, respectively. Compensation cost related to employees of A. H. Belo is reflected in discontinued operations. See Note 3. The total income tax benefit for continuing operations recognized in the consolidated statements of operations for share-based compensation arrangements was $1,249, $3,936 and $3,497 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

PAGE 50  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2008	2007	2006

Weighted average grant date fair value	$1.00	$6.01	$4.71
Weighted average assumptions used:
Expected volatility	40.5%	27.2%	24.9%
Expected lives	5 yrs	9 yrs	6 yrs
Risk-free interest rates	3.03%	4.66%	4.74%
Expected dividend yields	10.82%	2.51%	2.54%

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2008, is included in the following table:

	2008		2007		2006

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	12,484,648	$16.84	14,757,498	$17.16	16,270,228	$16.95
Granted	1,459,289	$5.59	85,237	$15.91	369,330	$14.87
Exercised	–	$–	(709,214)	$14.60	(1,581,844)	$14.34
Canceled	(1,046,664)	$15.17	(1,648,873)	$20.56	(300,216)	$18.10

Outstanding at December 31	12,897,273	$15.71	12,484,648	$16.84	14,757,498	$17.16

Vested and exercisable at December 31	11,371,641	$17.02	12,021,912	$16.86	13,448,418	$17.10

Weighted average remaining contractual term (in years)	4.4		4.4		4.9

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant therefore the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 is as follows:

2008	$–
2007	2,085
2006	1,805

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2008:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$1–14	5,110,421	4.68	$11.78	3,627,390	$14.10
$15–17	4,222,397	3.20	$16.33	4,160,490	$16.33
$18–23	3,505,842	5.25	$20.84	3,505,842	$20.84

$1–23	12,838,860	4.35	$15.75	11,293,722	$17.02

(a)	Comprised of Series B shares

As of December 31, 2008, there was $690 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 2.33 years.

In connection with the spin-off of A. H. Belo on February 8, 2008, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the spin-off date (the distribution ratio) with an exercise price based on the closing share price on February 8. Following the spin-off, there were 12,477,448 Belo options outstanding at the weighted average exercise price of $16.84, of which 12,016,662

Belo Corp. 2008 Annual Report on Form 10-K PAGE 51

Notes to Consolidated Financial Statements

options were exercisable at a weighted average exercise price of $16.86. As of December 31, 2008, Belo employees held 8,270,427 Belo options and 1,362,993 A. H. Belo options.

Restricted Stock Units (RSUs)

Under the long-term incentive plan, the Company’s Board of Directors has awarded restricted stock units (RSUs). The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Belo’s Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in the Company’s dividends declared by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of the Company’s share-based compensation. The RSUs do not have voting rights.

A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2008, is summarized in the following table.

	2008		2007		2006

		Weighted				Weighted
	Number of	Average	Number of	Weighted	Number of	Average
	RSUs	Price	RSUs	Average Price	RSUs	Price

Outstanding at January 1	1,948,860	$14.77	1,388,206	$15.64	364,900	$17.31
Granted	358,834	$7.45	813,583	$13.76	1,036,756	$15.07
Vested	(226,472)	$15.35	(127,863)	$17.10	–	$–
Canceled	(25,059)	$15.17	(125,066)	$15.39	(13,450)	$17.07

Outstanding at December 31	2,056,163	$13.43	1,948,860	$14.77	1,388,206	$15.64

Vested at December 31	–	–	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2008, 2007 and 2006, was $7.45, $13.76 and $15.07, respectively. During 2008, 358,834 of RSUs were converted to shares of stock and $1,177 in share-based liabilities were paid. During 2007, 127,863 of RSUs were converted to shares of stock and $948 in share-based liabilities were paid. No RSUs were converted to shares of stock during the year ended December 31, 2006. As of December 31, 2008, there was $5,319 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of 1.57 years.

In connection with the spin-off of A. H. Belo, holders of Belo RSUs retained their existing RSUs and also received restricted stock unit awards of A. H. Belo common stock. The number of A. H. Belo restricted shares awarded to Belo’s RSU holders was determined using the distribution ratio. Subsequent to the spin-off, Belo and A. H. Belo recognize compensation cost related to all unvested modified awards for those employees that provide service to each respective entity. As of December 31, 2008, Belo employees held 1,272,650 Belo RSUs and 184,886 A. H. Belo RSUs.

Note 6: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the Plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Belo’s employees participate in the defined contribution plan under the Star Plan (for employees who did not elect to continue participation in Belo’s defined benefit pension plan (Pension Plan) when it was frozen to new participants in July 2000, or who started with Belo after July 1, 2000); or under the Classic Plan (for employees who elected to continue participation in Belo’s defined benefit pension plan). See Note 7 for further discussions of Belo’s defined benefit pension plan. Belo currently matches a specified percentage of employees’ contributions under the plans. Prior to April 1, 2007, participants in the Star Plan received an amount equal to two percent of their compensation, subject to limitations. From April 1, 2007 through to December 31, 2008, Belo contributed an amount equal to two percent of the compensation paid to eligible employees of both plans, subject to limitations. Effective January 1, 2009, this two percent contribution becomes discretionary.

PAGE 52  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Belo’s contributions to its defined contribution plans totaled $9,641, $9,381 and $7,659 in 2008, 2007 and 2006, respectively. During 2006, a portion of this contribution was made in Belo common stock. The Company issued 4,603 and 530,076 shares of Series A common stock in conjunction with these contributions during the years ended December 31, 2007, and 2006, respectively. Effective January 1, 2007, the defined contribution plan was amended such that matching contributions were paid in cash and no longer partially paid in the Company’s stock.

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

In March 2007, Belo froze benefits under the Pension Plan. See Note 7. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plans, which are defined contribution plans, for a period of up to five years. As a result, during the years ended December 31, 2008 and 2007, the Company accrued supplemental pension transition contributions for these plans totaling $3,844 and $2,889, respectively.

Prior to February 8, 2008, A. H. Belo established A. H. Belo pension transition supplement plans, defined contribution plans. Concurrent with the date that the Company made its contribution to the Company’s pension transition supplement defined contribution plans for the 2007 plan year, the Company transferred the vested and non-vested account balances of A. H. Belo employees and former employees to A. H. Belo’s pension transition supplement defined contribution plans. Effective with this transfer, A. H. Belo assumed and became solely responsible for all liabilities for plan benefits of the Company’s pension transition supplement defined contribution plans with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed the Company for the aggregate contribution made by the Company to its pension transition supplement defined contribution plans for the 2007 plan year for the account of A. H. Belo employees and former employees.

Belo also sponsors non-qualified defined contribution retirement plans for certain employees. Expense recognized in 2008, 2007 and 2006 for these plans was $23, $1,750 and $1,052, respectively. In January 2008, the plans were suspended and balances totaling $8,525 were transferred to the participants prior to the spin-off of A. H. Belo.

Note 7: Defined Benefit Pension and Other Post Retirement Plans

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

Belo froze benefits under the Pension Plan effective March 31, 2007. As part of the curtailment of the Pension Plan, Belo and A. H. Belo provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan. As a result, the Company recorded a curtailment loss of $4,082 in the fourth quarter of 2006, included in salaries, wages and employee benefits in the accompanying consolidated statement of operations, which represents the previously unrecognized prior service cost associated with years of credited service which is now no longer expected to be earned.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its Pension Plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption of SFAS 158 represents the remaining net unrecognized actuarial losses as of December 31, 2006. These amounts are be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and which are not recognized as a component of net periodic pension cost in the same periods are recognized on the same basis as net actuarial losses included in accumulated other comprehensive income at adoption of SFAS 158.

Because the Company has curtailed all benefits under the Pension Plan as discussed above, the adoption of SFAS 158 had no effect on the Company’s financial position as of December 31, 2006. In addition, the adoption of SFAS 158 had no effect on

Belo Corp. 2008 Annual Report on Form 10-K PAGE 53

Notes to Consolidated Financial Statements

the Company’s consolidated statement of operations for the year ended December 31, 2006, and it will not affect the Company’s results of operations in future periods.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2008 and 2007, and the accumulated benefit obligation at December 31, 2008 and 2007, are as follows:

	2008	2007

Funded Status
Projected Benefit Obligation As of January 1	$451,058	$497,626
Actuarial (gains)loss	31,958	(58,827)
Service cost	–	1,860
Interest cost	32,603	28,947
Benefits paid	(20,198)	(18,548)

As of December 31	$495,421	$451,058

Fair Value of Plan Assets As of January 1	$453,646	$451,239
Actual return on plan assets	(130,568)	20,955
Benefits paid	(20,198)	(18,548)

As of December 31	302,880	453,646

Funded Status as of December 31	$(192,541)	$2,588

Accumulated Benefit Obligation	$495,421	$451,058

Amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007 consist of:

	2008	2007

Non-current prepaid pension cost	$–	$2,588
Non-current accrued pension liability	192,541	–
Accumulated other comprehensive loss	210,359	9,916

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under SFAS 87. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, the Company used a measurement date of December 31, 2008 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2008 and 2007, was 6.88 percent and 6.85 percent, respectively.

To compute the Company’s net periodic benefit cost in the year ended December 31, 2008, the Company uses actuarial assumptions which include a discount rate, an expected long-term rate of return on plan assets. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	6.85%	6.00%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of increase in future compensation	N/A	N/A	4.20%

PAGE 54  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The net periodic pension cost (credit) for the years ended December 31, 2008, 2007 and 2006 includes the following components:

	2008	2007	2006

Service cost–benefits earned during the period	$–	$1,860	$11,343
Interest cost on projected benefit obligation	32,603	28,947	28,734
Expected return on plan assets	(37,916)	(36,386)	(34,026)
Amortization of net loss	–	1,425	7,186
Amortization of unrecognized prior service cost	–	–	616
Recognized curtailment loss	–	–	4,082

Net periodic pension cost (credit)	$(5,313)	$(4,154)	$17,935

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 will be $5,405.

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2009	$25,254
2010	26,652
2011	28,055
2012	29,654
2013	31,586

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. The Company made no contributions to the Pension Plan during 2008, 2007 or 2006. The Company does not expect to make contributions to the Pension Plan in 2009. There was no ERISA funding requirement in 2008, 2007 or 2006. No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2009.

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

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2008 or 2007 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2008	2007

Domestic equity securities	60.0%	54.0%	59.7%
International equity securities	15.0%	15.6%	18.9%
Fixed income securities	25.0%	29.6%	20.9%
Cash	–	0.8%	0.5%

Total	100.0%	100.0%	100.0%

Pension Plan assets do not include any Belo common stock at December 31, 2008 or 2007.

Subsequent to the spin-off of A. H. Belo, the Company retained sponsorship of the Pension Plan and, jointly with A. H. Belo, administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan. The spin-off will cause each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, the Company will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo agreed to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan.

Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2008, 2007 and 2006 was $140, $224, and $599, respectively.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 55

Notes to Consolidated Financial Statements

Note 8: Comprehensive Income (Loss)

For each of the three years in the period ended December 31, 2008, total comprehensive income(loss) was comprised as follows:

	2008	2007	2006

Net earnings (loss)	$(333,349)	$(262,813)	$130,526
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes of $1,831 in 2006	–	–	3,401
Pension liability adjustments:
Amortization of actuarial loss, net of taxes of $499	–	(926)	–
Annual adjustment, net of taxes (benefit) of ($69,070) and $15,754 in 2008 and 2007, respectively	(128,273)	29,258	–

Other comprehensive income (loss)	(128,273)	28,332	3,401

Comprehensive income (loss)	$(461,622)	$(234,481)	$133,927

Note 9: Long-Term Debt

Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007

8% Senior Notes Due November 1, 2008	$–	$350,000
6 3/4% Senior Notes Due May 30, 2013	215,765	249,090
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	240,000	250,000

Fixed-rate debt	655,765	1,049,090
Revolving credit agreement, including short-term unsecured notes	437,000	118,000
Uncommitted line of credit	–	1,050

Total	$1,092,765	$1,168,140

The Company’s long-term debt maturities are as follows:

2009	$–
2010	–
2011	437,000
2012	–
2013 and thereafter	655,765

Total	$1,092,765

The combined weighted average effective interest rate for these debt instruments was 5.1 percent and 7.3 percent as of December 31, 2008 and 2007, respectively. The weighted average effective interest for the fixed rate debt was 7.2 percent and 7.5 percent as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the fair value was $278,424 and $37,825 less than the carrying value. The fair values were estimated using quoted market prices and yields obtained through independent pricing sources taking into consideration the underlying terms of debt, such as coupon rate and term to maturity. The decrease in fair value is related to current market conditions and the associated change in the Company’s credit rating.

In 2008, the Company redeemed the 8% Senior Notes due November 1, 2008 with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of the outstanding 6 3/4% Senior Notes due May 30, 2013 and $10,000 of the outstanding 7 1/4% Senior Debentures due September 15, 2027 for a total cost of $26,788. These purchases were funded with borrowings under the credit facility. In 2007, the Company redeemed the 7 1/8% Senior Notes due June 1, 2007 with borrowings under the credit facility and available cash. Subsequent to December 31, 2008, the Company purchased $14,000 of the outstanding 6 3/4% Senior Notes due May 30, 2013 for a total cost of $8,673.

PAGE 56  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. Beginning February 26, 2009, through June 30, 2010, the maximum allowed leverage ratio is 6.25. The maximum allowed leverage ratio decreases by 50 basis points in the third quarter of 2010. Beginning December 31, 2010, and through the term of the agreement, the maximum allowed leverage ratio is 5.00. From January 1, 2009, through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.

On February 8, 2008, the date of the spin-off of A. H. Belo, the Company entered into the 2008 Credit Agreement. The 2008 Credit Agreement amended and restated the Company’s then existing Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. Revolving credit borrowings under the 2008 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees which depend on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrued and were payable under the facility. The 2008 Credit Agreement contained usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company was required to maintain certain leverage and interest coverage ratios specified in the agreement. At December 31, 2008, the maximum allowed leverage ratio was 5.75 and the minimum required interest coverage ratio was 2.25, as specified in the agreement. At December 31, 2008, the Company was in compliance with all debt covenant requirements. The credit facility borrowings were convertible converted at the Company’s option to revolving debt. Accordingly, such borrowings were classified as long-term in the Company’s financial statements. As of December 31, 2008, the balance outstanding under the 2008 Credit Agreement was $437,000 and the weighted average interest rate was 1.9 percent and all unused borrowings were available for borrowing. This 2008 Credit Agreement was amended and restated in 2009, as discussed above.

On June 7, 2006, the Company entered into the 2006 Credit Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2006 Credit Agreement amended and restated the Company’s then existing $1,000,000 Five-Year Credit Agreement (the 2005 Credit Agreement) by, among other things, extending the term of the existing facility to June 2011. The Company was required to maintain certain leverage and interest coverage ratios specified in the agreement. As of December 31, 2007, the Company was in compliance with all debt covenant requirements. As of December 31, 2007, the balance outstanding under the 2006 Credit Agreement was $118,000. At December 31, 2007, all unused borrowings were available for borrowing. This 2006 Credit Agreement was amended and restated in 2008, as discussed above.

Prior to the 2008 Credit Agreement amendment mentioned above, the Company had uncommitted lines of credit of $10,000. At December 31, 2007, there was $1,050 outstanding under the $10,000 line of credit. These borrowings were convertible at the Company’s option to revolving debt. Accordingly, such borrowings were classified as long-term in the Company’s financial statements. As of December 31, 2007, the weighted average interest rate for borrowings under the line of credit and the 2006 Credit Agreement was 6.1 percent.

In May 2006, Belo issued $250,000 of 6 3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6 3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The Company may redeem the 6 3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in

Belo Corp. 2008 Annual Report on Form 10-K PAGE 57

Notes to Consolidated Financial Statements

accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility, with the remaining proceeds invested in cash and temporary cash investments. The $1,118 discount associated with the issuance of these 6 3/4% Senior Notes is being amortized over the term of the 6 3/4% Senior Notes using the effective interest rate method. As of December 31, 2008, the unamortized premium was $660.

During 2008, 2007 and 2006, cash paid for interest, net of amounts capitalized, was $88,124, $95,447 and $94,710, respectively. At December 31, 2008, Belo had outstanding letters of credit of $10,407 issued in the ordinary course of business.

Note 10: Common and Preferred Stock

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

On December 9, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 15,000,000 shares of the Company’s common stock. As of December 31, 2008, the Company had 13,030,716 remaining shares under this repurchase authority. There is no expiration date for this repurchase program. Additionally, through 2008, Belo had in place a stock repurchase program authorizing the purchase of up to $2,500 of Company stock annually. During 2008, no shares were purchased under this program. In December 2008, the Company terminated this program. All repurchased shares were retired in the year of purchase.

For the three years in the period ended December 31, 2008, a summary of the shares repurchased under these authorities is as follows:

	2008	2007	2006

Shares repurchased	191,000	827,399	7,550,164
Aggregate cost of shares repurchased	$2,203	$17,152	$144,429

Note 11: Earnings Per Share

Potential dilutive common shares were antidilutive as a result of the Company’s net loss from continuing operations for the twelve months ended December 31, 2008. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share.

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for each of the three years in the period ended December 31, 2008 (in thousands, except per share amounts):

	2008	2007	2006

Weighted average shares for basic earnings per share	102,219	102,245	103,701
Effect of employee stock options and RSUs	–	883	181

Weighted average shares for diluted earnings per share	102,219	103,128	103,882

Options excluded(a)
Number outstanding	12,897	7,898	9,645
Weighted average exercise price	$15.71	$23.00	$23.42
RSUs excluded(b)
Number outstanding	2,056	402	457
Weighted average price	$13.43	$18.13	$18.13

(a)	In 2008, options are excluded due to the net loss from continuing operations. In 2007 and 2006, the options that were excluded were those options where the exercise price is in excess of the average market price.

(b)	In 2008, the RSUs were excluded due to a net loss from continuing operations. In 2007 and 2006, the RSUs that were excluded were due to performance conditions not probable of being achieved.

PAGE 58  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

All Series A and Series B shares and their equivalents are included in the computations of the earnings per share amounts because the Series A and Series B shares participate equally in the dividends and undistributed earnings of the Company.

Note 12: Income Taxes

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Current
Federal	$42,800	$37,342	$46,390
State	3,064	4,338	(2,792)

Total current	45,864	41,680	43,598

Deferred
Federal	(39,244)	11,316	5,607
State	(2,089)	(3,839)	1,133

Total deferred	(41,333)	7,477	6,740

Total income tax expense	$4,532	$49,157	$50,338

Income tax expense for the years ended December 31, 2008, 2007 and 2006 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2008	2007	2006

Computed expected income tax (benefit) expense	$(113,337)	$38,449	$51,001
State income taxes	638	(7)	1,916
Spin-off related tax charge	18,235	–	–
Texas margin tax adjustment	–	(785)	(3,486)
Goodwill impairment	97,166	7,748	–
Other	1,830	3,752	907

Total income tax expense	$4,532	$49,157	$50,338
Effective income tax rate	(1.4)%	44.8%	34.5%

In May 2006, the Texas legislature enacted a new law that reformed the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. The Texas margin tax was a significant change in Texas tax law because it generally made all legal entities subject to tax, including general and limited partnerships, while the prior franchise tax system applied only to corporations and limited liability companies. Belo conducts operations in Texas that are subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, was January 1, 2008 for calendar year-end companies, and the initial computation of tax liability was based on 2007 revenues as adjusted for certain deductions.

In accordance with provisions of SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be adjusted for the effects of new tax legislation in the period of enactment, Belo recorded a reduction of income tax expense of $785 in the second quarter of 2007.

Belo Corp. 2008 Annual Report on Form 10-K PAGE 59

Notes to Consolidated Financial Statements

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax liabilities:
Excess tax amortization	$382,359	$428,442
Excess tax depreciation	11,679	28,611
Expenses deductible for tax purposes in a year different from the year accrued	9,640	9,930
Other	493	12,388

Total deferred tax liabilities	404,171	479,371
Deferred tax assets:
Deferred compensation and benefits	14,403	15,078
State taxes	6,550	9,854
Accrued pension liability	73,735	6,883
Expenses deductible for tax purposes in a year different from the year accrued	3,677	25,964
Other	–	3,498

Total deferred tax assets	98,365	61,277

Net deferred tax liability	$305,806	$418,094

On January 1, 2007, the Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of SFAS 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2005, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2002. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

Note 13: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. In addition, the Company has contractual obligations for capital expenditures that primarily relate to television broadcast equipment. The table below summarizes the following specified commitments of the Company as of December 31, 2008:

Nature of Commitment	Total	2009	2010	2011	2012	2013	Thereafter
Broadcast rights	$187,731	$63,288	$63,575	$46,220	$11,215	$1,575	$1,858
Capital expenditures and licenses	1,037	1,037	–	–	–	–	–
Non-cancelable operating leases	18,070	4,812	3,379	2,444	1,573	1,413	4,449

Total	$206,838	$69,137	$66,954	$48,664	$12,788	$2,988	$6,307

Total lease expense for property and equipment was $8,268, $4,115 and $8,534 in 2008, 2007 and 2006, respectively.

Note 14: Contingent Liabilities

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the next two paragraphs below.

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The

PAGE 60  Belo Corp. 2008 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. Oral arguments are scheduled for April 2, 2009. The Company believes the complaints are without merit and intends to vigorously defend against them.

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

Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the following lawsuit.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against the The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement (similar to the circulation-related lawsuits described above). In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007, the court dismissed certain additional claims. A trial date, originally set in January 2009, has been reset to April 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

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

Note 15: Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$88,124	$95,447	$94,710
Income taxes paid, net of refunds	$37,331	$71,778	$67,727

Belo Corp. 2008 Annual Report on Form 10-K PAGE 61

Notes to Consolidated Financial Statements

Note 16: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007. Certain previously reported information has been reclassified to conform to the current year presentation.

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues	$174,827	$188,969	$170,823	$198,851
Operating costs and expenses
Station salaries, wages and employee benefits	62,149	57,179	56,523	55,405
Station programming and other operating costs	53,938	50,154	52,567	61,582
Corporate operating costs	9,090	6,618	5,954	10,573
Spin-related costs	4,249	410	–	–
Depreciation	10,884	10,324	11,025	10,660
Impairment charge	–	–	–	464,760

Total operating costs and expenses	140,310	124,685	126,069	602,980

Other income (expense), net	269	804	543	18,230
Interest expense	(22,744)	(21,495)	(21,188)	(17,666)
Income taxes	(22,922)	(17,214)	(9,672)	(45,276)
Loss from discontinued operations, net of tax	(4,499)	–	–	(497)

Net earnings (loss)	$(15,379)	$26,379	$14,437	$(358,786)

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(.11)	$.26	$.14	$(3.50)
Earnings (loss) per share from discontinued operations	$(.04)	$–	$–	$(0.01)

Net earnings (loss) per share	$(.15)	$.26	$.14	$(3.51)

Diluted earnings per share:

Earnings (loss) per share from continuing operations	$(.11)	$.26	$.14	$(3.50)
Earnings (loss) per share from discontinued operations	$(.04)	$–	$–	$(0.01)

Net earnings (loss) per share	$(.15)	$.26	$.14	$(3.51)

2007
Net operating revenues	$178,342	$198,229	$182,409	$217,976
Operating costs and expenses
Station salaries, wages and employee benefits	59,498	60,083	59,188	61,593
Station programming and other operating costs	52,366	55,865	52,638	60,527
Corporate operating costs	10,550	9,896	8,556	11,464
Spin-related costs	–	155	2,650	6,462
Depreciation	10,608	11,032	12,198	10,966
Amortization	442	–	–	–
Impairment charge	–	–	–	22,137

Total operating costs and expenses	133,464	137,031	135,230	173,149

Other income (expense), net	5,087	320	1,187	(328)
Interest expense	(24,151)	(24,248)	(23,608)	(22,487)
Income taxes	(10,038)	(13,106)	(9,805)	(16,208)
Earnings (loss) from discontinued operations, net of tax	(324)	12,257	3,805	(339,248)

Net earnings (loss)	$15,451	$36,422	$18,758	$(333,444)

Basic earnings (loss) per share:
Earnings per share from continuing operations	$.15	$.24	$.15	$.06
Earnings (loss) per share from discontinued operations	$–	$.12	$.04	$(3.32)

Net earnings (loss) per share	$.15	$.36	$.18	$(3.26)

Diluted earnings per share:

Earnings per share from continuing operations	$.15	$.23	$.15	$.06
Earnings (loss) per share from discontinued operations	$–	$.12	$.04	$(3.28)

Net earnings (loss) per share	$.15	$.35	$.18	$(3.23)

PAGE 62  Belo Corp. 2008 Annual Report on Form 10-K