Form 10-Q
period 2009-03-31
BELO CORP
filed 2009-05-04
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
None
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock, $1.67 par value	102,488,269*
* Consisting of 89,765,957 shares of Series A Common Stock and 12,722,312 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2009	2008

Net Operating Revenues	$133,536	$174,827

Operating Costs and Expenses
Station salaries, wages and employee benefits	52,673	62,149
Station programming and other operating costs	48,364	53,938
Corporate operating costs	8,950	9,090
Spin-off related costs	—	4,249
Depreciation	10,792	10,884

Total operating costs and expenses	120,779	140,310

Earnings from operations	12,757	34,517

Other Income and Expense
Interest expense	(14,580)	(22,744)
Other income, net	16,369	269

Total other income and expense	1,789	(22,475)

Earnings from continuing operations before income taxes	14,546	12,042
Income taxes	5,635	22,922

Net earnings (loss) from continuing operations	8,911	(10,880)

Discontinued operations, net of tax	—	(4,499)

Net earnings (loss)	$8,911	$(15,379)

Net earnings (loss) per share — Basic:
Earnings (loss) per share from continuing operations	$.09	$(0.11)
Earnings (loss) per share from discontinued operations	—	(0.04)

Net earnings (loss) per share	$.09	$(0.15)

Net earnings (loss) per share — Diluted:
Earnings (loss) per share from continuing operations	$.09	$(0.11)
Earnings (loss) per share from discontinued operations	—	(0.04)

Net earnings (loss) per share	$.09	$(0.15)

Weighted average shares outstanding:
Basic	104,194	104,146
Diluted	104,214	104,146

Dividends declared per share	$0.075	$0.075
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

	March 31,	December 31,
In thousands, except share and per share amounts (unaudited)	2009	2008

Assets

Current assets:
Cash and temporary cash investments	$4,308	$5,770
Accounts receivable, net	114,946	138,638
Other current assets	21,354	22,276

Total current assets	140,608	166,684

Property, plant and equipment, net	203,190	209,988
Intangible assets, net	1,179,297	1,179,297
Goodwill, net	401,736	401,736
Other assets	80,092	81,091

Total assets	$2,004,923	$2,038,796

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,391	$19,385
Accrued expenses	44,757	51,399
Dividends payable	7,687	7,665
Accrued interest payable	10,140	8,212
Income taxes payable	815	18,067
Other current liabilities	4,865	5,083

Total current liabilities	80,655	109,811

Long-term debt	1,077,803	1,092,765
Deferred income taxes	317,989	311,053
Pension obligation	193,535	192,541
Other liabilities	31,430	32,707

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 89,765,957 shares at March 31, 2009 and 89,184,467 shares at December 31, 2008	149,909	148,938
Series B: Issued 12,722,312 shares at March 31, 2009 and 13,019,733 shares at December 31, 2008	21,246	21,743
Additional paid-in capital	910,218	909,797
Accumulated deficit	(640,926)	(643,623)
Accumulated other comprehensive loss	(136,936)	(136,936)

Total shareholders’ equity	303,511	299,919

Total liabilities and shareholders’ equity	$2,004,923	$2,038,796

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2009	2008

Operations
Net earnings (loss)	$8,911	$(15,379)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net loss from discontinued operations	—	4,499
Depreciation	10,792	10,884
Employee retirement funding	885	(7,032)
Share-based compensation	(82)	5,366
Other non-cash expenses	(2,630)	(752)
Equity income (loss) from partnerships	144	176
Other, net	(2,568)	(1,407)
Net change in operating assets and liabilities:
Accounts receivable	24,634	26,634
Other current assets	(136)	899
Accounts payable	(6,993)	(16,581)
Accrued expenses	(6,342)	(27,954)
Accrued interest payable	1,949	10,166
Income taxes payable	(8,611)	10,018

Net cash provided by (used for) continuing operations	19,953	(463)
Net cash used for discontinued operations	—	(974)

Net cash provided by (used for) operations	19,953	(1,437)

Investments
Capital expenditures	(1,060)	(6,136)
Other, net	2,314	(95)

Net cash provided by (used for) investments of continuing operations	1,254	(6,231)
Net cash used for investments of discontinued operations	—	(304)

Net cash provided by (used for) investments	1,254	(6,535)

Financing
Net proceeds from revolving debt	47,800	72,600
Payments on revolving debt	(22,400)	(54,300)
Purchase of senior notes	(40,382)	—
Payment of dividends on common stock	(7,687)	(12,770)
Purchase of treasury stock	—	(2,203)

Net cash provided by (used for) financing	(22,669)	3,327

Net decrease in cash and temporary cash investments	(1,462)	(4,645)
Cash and temporary cash investments at beginning of period	5,770	11,190

Cash and temporary cash investments at end of period	$4,308	$6,545

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
Statement of discontinued operations for the three months ended March 31, 2008:

2008

Net revenues	$64,869
Total operating costs and expenses	72,319

Loss from discontinued operations	(7,450)
Other income and expense, net	101

Earnings (loss) from discontinued operations before income taxes	(7,349)
Income taxes	2,850

Net loss from discontinued operations	$(4,499)

Additionally, Belo incurred $4,249 of expenses during the first quarter 2008 related to the spin-off.
Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support for a period of up to two years after the spin-off date. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis or on a basis consistent with the business purpose of the parties. During the three months ended March 31, 2008, the Company provided $372 in services to A. H. Belo and A. H. Belo provided $4,548 in information technology and Web-related services to the Company.

(3)	SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite lived intangible assets annually on December 31. Please refer to Notes 1 and 4 in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the advertising environment, management reviewed goodwill for potential impairment at the end of the first quarter. Management analyzed the estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units as of December 31, 2008. Where appropriate, management updated the calculations with the actual results for the three months ended March 31, 2009, and with recent financial trend projections. Based on the Company’s review, management believes that the fair values of its reporting units exceed their carrying amounts at March 31, 2009.
(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	2009	2008
Weighted average shares for basic earnings per share	104,194	104,146
Effect of employee stock options	20	—

Weighted average shares for diluted earnings per share	104,214	104,146

Options excluded(a)
Number outstanding	12,825	12,883
Weighted average exercise price	$15.68	$16.75

(a)	For the three months ended March 31, 2009, the options that were excluded were those options with an exercise price in excess of the average market price. For the three months ended March 31, 2008, all of the options were excluded due to a loss from continuing operations.
(5)	On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following then-existing accounting principles. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after January 1, 2009.
(6)	On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. Beginning February 26, 2009, and continuing through June 30, 2010, the maximum allowed leverage ratio is 6.25. Effective July 1, 2010, through September 29, 2010, the maximum allowed leverage ratio decreases to 6.00. Beginning September 30, 2010, and continuing through December 30, 2010, the maximum allowed leverage ratio is 5.75. From December 31, 2010, and continuing thereafter, the maximum allowed leverage ratio is 5.00. Beginning February 26, 2009, and continuing through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, and continuing thereafter, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25. At March 31, 2009, the Company was in compliance with all debt covenants. As of March 31, 2009, the balance outstanding under the 2009 Credit Agreement was $462,400, the weighted average interest rate was 3.0 percent and all unused borrowings were available for borrowing.
In the first quarter 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due May 30, 2013 for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.
(7)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSU), performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $673 and $3,097, for the three months ended March 31, 2009 and 2008, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.
(8)	Belo sponsors a defined contribution plan (the 401(k) Plan or Belo Savings Plan) established effective October 1, 1989. The Belo Savings Plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. From April 1, 2007, through December 31, 2008, Belo contributed an amount equal to two percent of the compensation paid to eligible employees of the Belo Savings Plan, subject to limitations. Effective January 1, 2009, this two percent contribution became discretionary. On March 10, 2009, the Company announced that it had suspended the Company matching contributions into the Belo Savings Plan.
In March 2007, Belo froze benefits under The G. B. Dealey Retirement Pension Plan (Pension Plan). As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plan, a defined contribution plan, for a period of up to five years. Effective January 1, 2009, the Company suspended contributions into the pension transition supplement plan.
(9)	The net periodic pension cost (benefit) for the three months ended March 31, 2009 and 2008 includes the following components:

	2009	2008

Interest cost on projected benefit obligation	$8,304	$7,549
Expected return on assets	(8,655)	(9,468)
Amortization of net loss	1,351	—

Net periodic pension cost (benefit)	$1,000	$(1,919)

In the first quarter 2009, the Company did not make any contributions to the Pension Plan. The Company does not expect to make contributions to the plan during 2009.

(10)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the lawsuits described in the paragraph below.
On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and on April 2, 2009, the Fifth Circuit heard oral arguments. The Company believes the complaints are without merit and intends to vigorously defend against them.
On March 17, 2009, the 191st Judicial District Court of Dallas County, Texas dismissed a shareholder derivative lawsuit filed by a purported individual shareholder of the Company against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit made various claims alleging mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News.
Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described below.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against the The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date has been set for April 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.
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

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built relationships with viewers, readers, advertisers and online users and have guided Belo’s success.
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
The following table sets forth the Company’s major media assets as of March 31, 2009:
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

Results of Operations
(Dollars in thousands, except per share amounts)

		Percentage
Three Months ended March 31,	2009	Change	2008
Net operating revenues	$133,536	(23.6%)	$174,827
Operating costs and expenses	120,779	(13.9%)	140,310

Earnings from operations	12,757	(63.0%)	34,517
Other income (expense)	1,789	108.0%	(22,475)

Earnings from continuing operations before income taxes	14,546	20.8%	12,042
Income taxes	(5,635)	(75.4%)	(22,922)

Net earnings (loss) from continuing operations	8,911	181.9%	(10,880)
Discontinued operations, net of tax	—	100.0%	(4,499)

Net earnings (loss)	$8,911	157.9%	$(15,379)

Net Operating Revenues

		Percentage
Three Months ended March 31,	2009	Change	2008
Non-political advertising	$117,785	(24.1%)	$155,236
Political advertising	645	(87.3%)	5,068
Other	15,106	4.0%	14,523

Net operating revenues	$133,536	(23.6%)	$174,827

Non-political advertising revenues decreased $37,451, or 24.1 percent, in the first three months of 2009 as compared to the first three months of 2008. This decrease is primarily due to a $37,041, or 25.4 percent, decrease in local and national spot revenue. Spot revenue decreased in most categories but primarily in the automotive, entertainment, financial services, restaurants and retail categories. Internet advertising revenues decreased $373, or 5.4 percent. Political advertising revenues decreased $4,423 in the first quarter 2009 as compared with the first quarter 2008. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Operating Costs and Expenses
Station salaries, wages and employee benefits decreased $9,476, or 15.2 percent, primarily due to decreases in salary expense of $3,291, medical expense of $2,141, share-based compensation of $1,472, bonus expense of $1,211 and 401(k) Plan expense of $1,192. These decreases were partially offset by an increase in severance costs of $1,518. Station programming and other operating costs decreased $5,574, or 10.3 percent, with decreases in most expense categories, including a $1,581 decrease in advertising expense and a non-cash expense reduction of $1,869, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. One Belo market converted to this digital equipment in the first quarter 2009. No Belo markets were converted in the first quarter 2008. Corporate operating costs decreased $140, or 1.5 percent, in the first quarter 2009, with $1,566 in various expense reductions mostly offset by an increase in pension expense of $1,426.
During the first quarter 2008, the Company incurred $4,249 in charges related to the spin-off of its newspaper businesses and related assets mentioned above.
Other income (expense)
Interest expense decreased due primarily to the repayment of $350,000 of outstanding 8% Senior Notes in the fourth quarter of 2008, with funds from the revolving credit facility, which has a lower interest rate. Additionally, in the fourth quarter 2008 and the first quarter 2009 the Company purchased a total of $74,075 of the Company’s outstanding 6 3/4% Senior Notes due in 2013 and $10,000 of the Company’s outstanding 7 1/4% Senior Debentures due in 2027 for a total cost of $52,048. The purchases were also funded with lower rate borrowings under the credit facility.

Other income, net increased $16,100 in the first quarter 2009 compared to the first quarter 2008 primarily due to a $14,905 gain related to the Company’s first quarter 2009 purchase of debt securities as discussed in the preceding paragraph. The debt securities were purchased on the open market at a discount. Additionally, the Company sold its interest in a Web site joint venture for a gain of $1,616.
Income taxes decreased $17,287, or 75.4 percent, for the three months ended March 31, 2009, compared with the three months ended March 31, 2008, primarily due to tax expense in the first quarter of 2008 related to the spin-off of the Company’s newspaper businesses and related assets. Although the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in an estimated federal income tax obligation of approximately $18,235 at March 31, 2008.
Other
SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite-lived intangible assets be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite-lived intangible assets annually on December 31. Please refer to Notes 1 and 4 in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the advertising environment, management reviewed goodwill for potential impairment at the end of the first quarter. Management analyzed the estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units as of December 31, 2008. Where appropriate, management updated the calculations with the actual results for the three months ended March 31, 2009, and with recent financial trend projections. Based on the Company’s review, management believes that the fair values of its reporting units exceed their carrying amounts at March 31, 2009.
Discontinued Operations
The historical results of the Company’s newspaper businesses and related assets are presented as discontinued operations due to the spin-off of these assets into a separate public company on February 8, 2008.
Liquidity and Capital Resources
Operating Cash Flows
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $19,953 in the first quarter 2009 compared with net cash used for operating activities, of $1,437 in the first quarter 2008. The 2009 operating cash flows were primarily used for routine changes in working capital requirements and repurchases of debt securities. The 2008 operating cash flows consisted of $463 used for continuing operations and $974 used for discontinued operations. The 2008 operating cash flows were primarily used for routine changes in working capital requirements, payment of supplemental retirement costs and payment of spin-related costs.
Investing Cash Flows
Net cash flows provided by investing activities were $1,254 in the first quarter 2009 compared to $6,535 used for investing activities in the first quarter 2008. The 2008 investing cash flows consisted of $6,231 used for continuing operations investing activities and $304 used for discontinued operations investing activities. The change from 2008 cash flows is primarily attributable to lower capital expenditures and divestiture of a joint venture interest in the first quarter 2009.

Capital Expenditures
Total capital expenditures for continuing operations were $1,060 in the first quarter 2009 compared with $6,136 in the first quarter 2008. Total capital expenditures for discontinued operations were $304 in the first quarter 2008.
Financing Cash Flows
Net cash flows used for financing activities were $22,669 in the first quarter 2009 compared with net cash flows provided by financing activities of $3,327 in the first quarter 2008. There were no financing cash flows from discontinued operations for either period. The 2009 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock as described below. The 2008 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, dividends on common stock and repurchase of treasury stock.
Long-Term Debt
At March 31, 2009, Belo had $615,403 in fixed-rate debt securities as follows: $175,403 of 6-3/4% Senior Notes due 2013, $200,000 of 7-3/4% Senior Debentures due 2027; and $240,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3%.
On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. Beginning February 26, 2009, and continuing through June 30, 2010, the maximum allowed leverage ratio is 6.25. Effective July 1, 2010, through September 29, 2010, the maximum allowed leverage ratio decreases to 6.00. Beginning September 30, 2010, and continuing through December 30, 2010, the maximum allowed leverage ratio is 5.75. From December 31, 2010, and continuing thereafter, the maximum allowed leverage ratio is 5.00. Beginning February 26, 2009, and continuing through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, and continuing thereafter, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25. At March 31, 2009, the Company was in compliance with all debt covenants. As of March 31, 2009, the balance outstanding under the 2009 Credit Agreement was $462,400, the weighted average interest rate was 3.0 percent and all unused borrowings were available for borrowing.
In the first quarter 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due 2013 for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.
Dividends
On March 6, 2009, the Company paid fourth quarter 2008 dividends of $.075 per share, or $7,687, on Series A and Series B common stock outstanding to shareholders of record on February 13, 2009.

On March 3, 2009, the Company declared first quarter 2009 dividends of $.075 cents per share on Series A and Series B common stock outstanding to be paid on June 5, 2009, to shareholders of record on May 15, 2009. Additionally, on March 3, 2009, the Company announced that it would suspend dividends indefinitely following the June 5, 2009, payment.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of March 31, 2009 under this authority was 13,030,716 shares. During the first quarter 2009, no shares were repurchased under this program. The 2009 Credit Agreement, which became effective on February 26, 2009, does not permit share repurchases.
Other
The Company has various sources available to meet its 2009 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $550,000 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, including the transition to digital television and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
On March 17, 2009, the 191st Judicial District Court of Dallas County, Texas dismissed a shareholder derivative lawsuit filed by a purported individual shareholder of the Company against Robert W. Decherd, John L. Sander, Dunia A. Shive, Dennis A. Williamson, and James M. Moroney III; Barry T. Peckham; and Louis E. Caldera, Judith L. Craven, Stephen Hamblett, Dealey D. Herndon, Wayne R. Sanders, France A. Córdova, Laurence E. Hirsch, J. McDonald Williams, Henry P. Becton, Jr., Roger A. Enrico, William T. Solomon, Lloyd D. Ward, M. Anne Szostak and Arturo Madrid, current and former directors of the Company. The lawsuit made various claims alleging mismanagement and breach of fiduciary duty related to the circulation overstatement at The Dallas Morning News.
Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described below.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against the The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date has been set for April 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.
In addition to the disclosure above and proceedings previously disclosed (see Note 10 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form-10-K for the fiscal year ended December 31, 2008.

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

Exhibit
Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

Exhibit
Number		Description

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

		(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

		(2)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

		(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

		(4)	*
(a)  $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

			*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

		(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

		(6)	*	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

		(7)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

		(8)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

		(9)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

Exhibit
Number	Description

10.1	Financing agreements:

	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

	(3)	*	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 3, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

	(4)	*	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 3.10 to the 2009 Form 10-K)

10.2	Compensatory plans:

	~(1)	Belo Savings Plan:

*
(a)   Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

*
(b)   First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”)).

		*	(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(c) to the 2009 Form 10-K).

		*	(d) Third Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K).

	~(2)	Belo 1986 Long-Term Incentive Plan:

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

Exhibit
Number	Description

	~	(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

			*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~	(5)		Belo Supplemental Executive Retirement Plan

			*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

			*	(b) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

			*	(c) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008. (Exhibit 10.2(5)(c) to the 2009 Form 10-K)

	~	(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

	~	(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000(Securities and Exchange Commission File No. 333-43056))

			*	(a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

			*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

			*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

			*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

	~	(8)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))

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

			*	(e) Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)

			*	(f) Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008 (Exhibit 10.2(8)(f) to the 2nd Quarter 2008 Form 10-Q)

*
(g)   Fourth Amendment to the Belo 2004 Executive Compensation Plan, dated September 26, 2008 (Exhibit 10.2(8)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Securities and Exchange Commission File No. 001-08598)

Exhibit
Number	Description

	~ (9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

	~(10)		Belo Corp. Change In Control Severance Plan

10.3	Agreements relating to the distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
May 4, 2009	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer, Principal Financial Officer)

May 4, 2009	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.2.10	Belo Corp. Change In Control Severance Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002