Form 10-K/A
period 2008-12-31
BELO CORP
filed 2009-08-10
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-8598
Belo Corp.
(Exact name of registrant as specified in its charter)

Delaware	75-0135890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 655237
Dallas, Texas	75265-5237
(Address of principal executive offices)	(Zip Code)
            Registrant’s telephone number, including area code: (214) 977-6606
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $1.67 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	Series B Common Stock, $1.67 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act) Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2008, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $651,468,216. *
Shares of Common Stock outstanding at January 31, 2009: 102,204,200 shares. (Consisting of 89,185,007 shares of Series A Common Stock and 13,019,193 shares of Series B Common Stock.)
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

Explanatory Note
     Belo Corp. (Belo or the Company) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008 (Form 10-K/A), primarily to restate the amounts of goodwill and FCC license impairments and related disclosures for the years ended December 31, 2008 and 2007.
     During the Company’s second quarter 2009 review of goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets,” a misapplication of generally accepted accounting principles (GAAP) was detected in how the Company calculates the carrying amount of its FCC licenses for purposes of assessing impairments. The Company had been deducting deferred taxes associated with its FCC licenses to arrive at the carrying amount for these intangible assets. Under GAAP, the deferred taxes associated with FCC licenses should not have been deducted when calculating the carrying amount. As a result, adjustments were made to the Company’s 2008 and 2007 consolidated financial statements and accompanying notes. These adjustments are included in this Form 10-K/A.
     The adjustment to 2007 net earnings from continuing operations is a non-cash increase of $12.8 million, or $0.12 per share. The adjustment to 2008 net loss from continuing operations is a non-cash charge of $126 million, or $1.23 per share. The total of goodwill and intangible assets on the Company’s consolidated balance sheets is increased by a net amount of $7.8 million at December 31, 2007, and reduced by a cumulative amount of $190 million at December 31, 2008. These adjustments are non-cash, do not affect the Company’s liquidity or debt covenants, and do not impact the Company’s future operations.
     The Company is also amending its 2008 consolidated statement of cash flows related to the classification of its gain on the repurchases of senior notes and debentures in the fourth quarter of 2008. Net cash used for financing activities and net cash provided by operations are reduced by an offsetting amount of $16.8 million. The reclassification has no impact on the Company’s cash or debt balances, or compliance with debt covenants.
     The effects of the restatement and reclassification on Belo’s consolidated financial statements as of December 31, 2008 and 2007 and the years then ended, are described in Note 1 to the consolidated financial statements.
     For the convenience of the reader, Belo Corp. is re-filing its Form 10-K originally filed March 2, 2009 (the Original Report), in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Report and other than with respect to the restatement of the Company’s financial statements and other financial information as described above does not reflect events occurring after the filing of the Original Report. The financial and other information contained in the Original Report should no longer be relied upon.
The following items have been amended herein:

PART I	Item 1A. Risk Factors
PART II	Item 6. Selected Financial Data
PART II	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II	Item 8. Financial Statements and Supplementary Data
PART II	Item 9A. Controls and Procedures
PART IV	Item 15. Exhibits and Financial Statement Schedules
PART IV	Signatures

BELO CORP.
FORM 10-K/A

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
     The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Spin off of A. H. Belo for additional information regarding the spin-off.
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

     Belo’s stations are concentrated primarily in three high-population growth regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:
•	ABC affiliate WFAA-TV in Dallas/Fort Worth;

•	CBS affiliate KHOU-TV in Houston;

•	NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and

•	Independent KTVK and The CW Network (CW) affiliate KASW-TV in Phoenix.
     Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Since 1957, Belo’s television stations have garnered 25 Alfred I. duPont-Columbia Awards, 21 George Foster Peabody Awards, and 35 Edward R. Murrow Awards – the industry’s most prestigious honors. On January 23, 2009, WFAA, Belo’s Dallas/Fort Worth station, made history as the only local television station to ever receive the prestigious Alfred I. duPont-Columbia University Gold Baton award. It is also the first Gold Baton award given since 2003.
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
     Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2008 comScore Ratings, the Company has three of the top 50 local television-affiliated Web sites in the U.S. Revenues for the Company’s interactive media in 2008 represented 4.5 percent of the Company’s advertising revenues and were derived principally from advertising on the various Company Web sites.
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
     In November 2007, the FCC adopted an order imposing new public file and public interest reporting requirements on broadcasters. These new requirements must be approved by the Office of Management and Budget (OMB) before they become effective, and the OMB has not yet approved them. Therefore, it is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations with Web sites will be obligated to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also will be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. The new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the order imposing the new rules is currently on appeal in the U. S. Court of Appeals for the District of Columbia Circuit.

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
Our stock price can be volatile.
     Because of the various factors which affect our business and the uncertainty of future economic conditions, our revenues, results of operations and prospects fluctuate, which may cause our stock price to be volatile. The volumes of daily trades in our stock typically exceed the daily volumes experienced prior to the spin-off. In recent months, our stock price has traded at times below $2.00 per share. If our stock price were to trade at less than $1.00 per share for 30 consecutive trading days, the NYSE could seek to de-list our stock. The NYSE has currently suspended application of this rule until June 30, 2009. If that happens, we may be required to take action, such as implementing a reverse stock split, to increase the trading price of our stock above $1.00 per share or seek to qualify our stock for trading on the NASDAQ system as an alternative to the NYSE listing. Because of overall market conditions, a number of companies, including some of our peers, are currently addressing similar matters.
Regulatory changes may affect our strategy and increase competition and operating costs in our media businesses.
     As described in this Item 1 — Business — FCC Regulation, our television businesses are subject to extensive and changing federal regulation. Changes in current regulations or the adoption of new laws and policies could affect our strategy, increase competition and our operating costs, and adversely affect our financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and ownership of multiple television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess. Federal law also regulates indecency on broadcast television, political advertising rates and children’s programming.
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
     From time to time we and our subsidiaries are subject to litigation and governmental proceedings and investigations. Current matters include those described under Item 3 — Legal Proceedings. Adverse determinations in any of these pending or future matters could require us to make monetary payments or result in other sanctions or findings that could adversely affect our businesses, including renewal of our FCC licenses, and financial condition and results of operations.
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
In addition, our debt instruments require us to comply with certain covenants. At December 31, 2008, the maximum allowed leverage ratio was 5.75 and the minimum required interest coverage ratio was 2.25, as specified in our bank credit facility agreement. Effective February 26, 2009, the Company amended its credit facility agreement. Beginning February 26, 2009, through June 30, 2010, the maximum allowed leverage ratio is 6.25. The maximum allowed leverage ratio decreases by 50 basis points in the third quarter of 2010. Beginning December 31, 2010, and through the term of the agreement, the maximum allowed leverage ratio is 5.00. From January 1, 2009, through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, the minimum required interest coverage ratio increases to 2.50. The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default, which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further discussion on debt service.
Changes in accounting standards can significantly impact reported earnings and operating results.
     Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results. See Item 7 — Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates and the Consolidated Financial Statements, Note 2 – Recently Issued Accounting Standards.
We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods it would reduce net income.
     Approximately 75.2 percent of our total assets as of December 31, 2008, consisted of intangible assets, principally broadcast licenses and goodwill. Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” requires, among other things, an annual impairment testing of broadcast licenses and goodwill. Additionally, the Company continually evaluates whether current factors or indicators, such as the prevailing conditions in the economy and capital markets, require an interim impairment assessment of those assets, as well as of investments and long-lived assets. Recent trends in advertising revenues have negatively affected investors’ outlook on the Company’s market value. If revenue trends worsen, this may be considered an indicator of impairment and could require the Company to perform an impairment analysis in advance of its annual impairment testing. In addition, any significant shortfall, now or in the future in advertising revenue could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment, and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies for further discussion of the goodwill and intangible asset assessment process and impairment charges recorded in 2008 and 2007.
Failure of the spin-off to qualify as a tax-free transaction could result in substantial liability.
     In connection with the spin-off, Belo received a private letter ruling from the Internal Revenue Service (IRS) to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to Belo and Belo shareholders for United States federal income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual assumptions or representations made by Belo in the private letter ruling request are untrue or incomplete in any material respect, then Belo may not be able to rely on the ruling.
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
     The Company’s authorized common equity consists of 450,000,000 shares of common stock, par value $1.67 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. See the Consolidated Financial Statements, Note 10 – Common and Preferred Stock.
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

Issuer Purchases of Equity Securities
     The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2008. See Consolidated Financial Statements, Note 10 – Common and Preferred Stock for share repurchase plan authorization information.
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
     The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2008. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	2008	2007
In thousands, except per share amounts	(As Restated)	(As Restated)	2006	2005	2004

Net operating revenues	$733,470	$776,956	$770,539	$703,426	$741,154

Impairment charges	662,151	14,363	—	—	—
All other operating costs and expenses	529,284	556,737	537,858	505,896	506,428

Total operating costs and expenses	1,191,435	571,100	537,858	505,896	506,428

Earnings (loss) from operations	(457,965)	205,856	232,681	197,530	234,726
Other income and expense	(63,247)	(88,228)	(86,964)	(90,485)	(89,798)
Income tax benefit (expense)	67,042	(44,130)	(50,338)	(41,076)	(55,946)

Net earnings (loss) from continuing operations	(454,170)	73,498	95,379	65,969	88,982
Earnings (loss) from discontinued operations, net of tax(a)	(4,996)	(323,510)	35,147	61,719	43,514

Net earnings (loss)	$(459,166)	$(250,012)	$130,526	$127,688	$132,496

Net earnings (loss) per share — Basic
Earnings (loss) per share from continuing operations	$(4.44)	$.72	$.92	$.59	$.77
Earnings (loss) per share from discontinued operations(a)	(.05)	(3.17)	.34	.55	.38

Basic earnings (loss) per share	$(4.49)	$(2.45)	$1.26	$1.14	$1.15

Net earnings (loss) per share – Diluted
Earnings (loss) per share from continuing operations	$(4.44)	$.71	$.92	$.58	$.76
Earnings (loss) per share from discontinued operations(a)	(.05)	(3.13)	.34	.54	.37

Diluted earnings per share	$(4.49)	$(2.42)	$1.26	$1.12	$1.13

Cash dividends paid	$.30	$.50	$.475	$.40	$.385

Total assets	$1,849,179	$3,186,834	$3,605,927	$3,589,213	$3,588,000
Long-term debt	$1,092,765	$1,168,140	$1,283,434	$1,244,875	$1,170,150

(a)	Earnings (loss) from discontinued operations include the operations of the newspaper businesses and related assets that were spun-off to A. H. Belo in February 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the other sections of the Annual Report on Form 10-K, including Item — Business, Item 1A — Risk Factors, Item 6 — Selected Financial Data, Item 7A — Quantitative and Qualitative Disclosures about Market Risks, Item 9A - Controls and Procedures and the Consolidated Financial Statements and the notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A — Risk Factors.
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
RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Consolidated Results of Operations

	2008	Percentage	2007	Percentage
Year ended December 31,	(As Restated)	Change	(As Restated)	Change	2006

Net operating revenues	$733,470	(5.6%)	$776,956	0.8%	$770,539

Impairment charges	662,151	—	14,363	100.0%	—
Other operating costs and expenses	529,284	(4.9%)	556,737	3.5%	537,858

Total operating costs and expenses	1,191,435	108.6%	571,100	6.2%	537,858

Earnings (loss) from operations	(457,965)	(322.5%)	205,856	(11.5%)	232,681
Other income (expense)	(63,247)	(28.3%)	(88,228)	1.5%	(86,964)

Earnings (loss) from continuing operations before income taxes	(521,212)	(543.1%)	117,628	(19.3%)	145,717
Income tax (benefit) expense	(67,042)	(251.9%)	44,130	(12.3%)	50,338

Net earnings (loss) from continuing operations	$(454,170)	(717.9%)	$73,498	(22.9%)	$95,379

Net Operating Revenues

		Percentage		Percentage
Year ended December 31,	2008	Change	2007	Change	2006

Non-political advertising	$619,476	(13.0%)	$711,825	5.2%	$676,953
Political advertising	56,223	284.7%	14,615	(68.9%)	47,050
Other	57,771	14.4%	50,516	8.6%	46,536

Net operating revenues	$733,470	(5.6%)	$776,956	0.8%	$770,539

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
     Corporate operating costs decreased $8,231, or 20.3 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to a $6,197 decrease in share-based compensation, a $2,021 decrease in bonus expense and a $1,408 decrease in supplemental retirement expense related to plans that were suspended in December 2007.
     Corporate operating costs decreased $6,602, or 14.0 percent, in the year ended December 31, 2007, compared to the year ended December 31, 2006. This decrease was primarily due to a $4,230 decrease in outside services that includes a decrease in consulting fees related to technology initiatives. Additionally, the Company recognized a $3,494 reduction in estimated pension expense primarily due to the Company’s curtailment of its defined benefit pension plan effective March 31, 2007
     During the years ended December 31, 2008 and 2007, the Company incurred $4,659 and $9,267, respectively, in costs related to the spin-off of A. H. Belo. No spin-off costs were incurred during the year ended December 31, 2006.
     In the fourth quarter 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540 and a non-cash impairment charge for intangible assets related to FCC licenses of $311,611. In the fourth quarter 2007, the Company recorded a non-cash impairment charge related to FCC licenses of $14,363. See Critical Accounting Policies below for further discussion of the goodwill and intangible asset assessment process and related impairment charges recorded by the Company.
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
     Income taxes decreased $111,172, or 251.9 percent, for the year ended December 31, 2008, compared with the year ended December 31, 2007, primarily due to the tax benefit of $139,972 associated with the impairment charge for goodwill and FCC licenses. Even though the spin-off otherwise qualified for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in a federal income tax obligation of approximately $18,756 which partially offset the benefit previously noted. The Company’s effective tax rate was 12.9 percent for the year ended December 31, 2008.
     Income taxes decreased $6,208, or 12.3 percent, for the year ended December 31, 2007, compared with the year ended December 31, 2006, primarily due to lower taxable income and adjustments related to the implementation of the State of Texas margin tax. The Company also recognized a tax benefit of $5,027 associated with the impairment charge of FCC licenses. The Company’s effective tax rate was 37.5 percent for the year ended December 31, 2007, compared with 34.5 percent for the year ended December 31, 2006. The increase in the Company’s effective tax rate in 2007 is principally due to increased state taxes related to the implementation of the Texas margin tax. In May 2006, the State of Texas enacted legislation replacing its franchise tax with a new margin tax. Despite an effective date of January 1, 2008, the enactment of the Tax Reform Bill represents a change in tax law, and SFAS 109, “Accounting for Income Taxes,” requires that effects of the change be reflected in the financial statements in the quarter in which the new tax is enacted.
     As a result of the matters discussed above, the Company recorded net loss from continuing operations of $(454,170), or $(4.44) per share, for 2008, compared with net earnings from continuing operations of $73,498, or $0.71 per share, for 2007, and net earnings from continuing operations of $95,379, or $0.92 per share, for 2006.
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

FORWARD-LOOKING STATEMENTS
     Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in Item 1A - Risk Factors, that could cause actual results to differ materially from those statements.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Belo’s financial statements are based on the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical accounting policies currently affecting Belo’s financial position and results of operations. See the Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.
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
     Impairment of Property, Plant and Equipment, Goodwill and Intangible Assets At December 31, 2008, Belo had net investments of $209,988 in property, plant and equipment. The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future undiscounted net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2008, 2007 and 2006, there were no indicators of impairment, therefore the Company did not record any impairment losses related to property, plant and equipment.
     At December 31, 2008, Belo had investments in FCC licenses of $967,543. The Company classifies the FCC licenses apart from goodwill as separate indefinite-lived intangible assets. FCC licenses are tested for impairment at least annually as of December 31 on an individual market basis. For FCC licenses, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The fair values of FCC licenses are determined using a discounted cash flows approach that requires management to make various judgmental assumptions about projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. Additionally, for FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time. Significant assumptions are informed by the Company’s historical experience and are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the Company’s long-term business plan period.
     Based on assessments performed as of December 31, 2008, the Company recorded a non-cash impairment charge related to FCC licenses of $311,611. Of this amount, $91,170 related to the San Antonio, Texas market, $76,435 related to the Seattle, Washington market, $53,221 related to the Austin, Texas market, $28,758 related to the Louisville, Kentucky market, $28,506 related to the St. Louis, Missouri market, $14,305 related to the Portland, Oregon market,$11,139 related to the Spokane, Washington market and $8,077 related to the Tucson, Arizona market. Based on assessments performed for the year ended December 31, 2007, the Company recorded a non-cash impairment charge of $14,363 related to the FCC license in the Louisville, Kentucky market. There were no impairments of the FCC licenses in 2006.
     At December 31, 2008, Belo had investments in goodwill of $423,873. Goodwill is tested at least annually as of December 31 by reporting unit for impairment. A reporting unit consists of the television station(s) and cable news operations within a market. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.
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
     The fair values of reporting units are determined primarily using a discounted cash flows approach, along with consideration of other valuation techniques. A discounted cash flows approach requires management to make various judgmental assumptions about projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures and required working capital needs, and an appropriate risk-adjusted weighted average cost of capital. Significant assumptions are informed by the Company’s historical experience and are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the Company’s long-term business plan period.
     As of December 31, 2008, as a result of the first step of the goodwill impairment analysis, the fair value of 10 of 15 reporting units exceeded their carrying amounts. For five of the reporting units, the carrying amounts exceeded their fair value and the second step was performed. Based on second step assessments performed as of December 31, 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540, of which $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market. Based on the Company’s annual impairment tests performed as of December 31, 2007 and 2006, there was no impairment of goodwill in 2007 or 2006.
     The impairment charges related to goodwill and FCC licenses in 2008, and FCC licenses in 2007, resulted primarily from a decline in the estimated fair value of the individual businesses, principally due to lower projected cash flows, particularly in the first few years of projection, versus historical estimates. These lower projected cash flows reflect the current economic and advertising downturn.
     Estimates of fair value that use projected cash flows are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value used in assessing the recoverability of the Company’s goodwill and indefinite lived intangible assets as of December 31, 2008. One of these key assumptions is normalized operating margins, which are based on long-term expectations and margins historically realized by the individual reporting units and the broadcasting industry in general. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of FCC licenses, the Company’s reporting units, and when necessary the implied fair value of goodwill, it is possible a material change could occur. If our actual results are not consistent with the estimates and assumptions the Company used to calculate fair value, or such estimates and assumptions are revised based upon further adverse developments in our industry or the overall economy, additional impairments may be recorded in future periods. Our next annual testing date for goodwill and FCC license impairment is December 31, 2009; however, if events or circumstances should change that would, more likely than not, reduce the fair value of a reporting unit or intangible asset below its carrying amount, the Company would be required to perform an impairment analysis in advance of its annual impairment testing date.
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
     To compute the Company’s pension expense in the year ended December 31, 2008, the Company used actuarial assumptions that include a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.85 percent, used in this calculation, is the rate used in computing the benefit obligation as December 31, 2007. The expected long-term rate of return on plan assets of 8.50 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 7 – Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.
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

     On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” for the Company’s financial assets and liabilities. On January 1, 2009, the Company adopted SFAS 157 for the Company’s non-financial assets and liabilities. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of SFAS 157 has no effect on the Company’s financial position or results of operations.
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
     On June 16, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted FSP EITF 03-6-1 in the first quarter of 2009; however, the adoption will require retrospective application to prior periods earnings per share amounts when presented in future filings.
LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands, except per share amounts)
Operating Cash Flows
     Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $109,328, $218,802 and $245,928 in the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 operating cash flows consisted of $127,649 provided by continuing operations and $18,321 used for discontinued operations. The 2007 operating cash flows consisted of $129,210 provided by continuing operations and $89,592 provided by discontinued operations. The 2006 operating cash flows consisted of $155,328 provided by continuing operations and $90,600 provided by discontinued operations. Operating cash flows in 2008 were provided primarily by net earnings adjusted for non-cash charges, and benefited from a decrease in accounts receivable partially offset by net cash used for routine changes in the Company’s working capital requirements. Operating cash flows in 2007 were provided primarily by net earnings adjusted for non-cash charges and the effect of routine changes in working capital requirements. Operating cash flows in 2006 were primarily provided by net earnings adjusted for non-cash charges, partially offset by an increase in accounts receivable.
     Statement of Financial Accounting Standards (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements 87, 88, 106 and 132(R),” requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s defined benefit pension and other postretirement plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Both the fair value of plan assets and the projected benefit obligations are measured annually on December 31. As of December 31, 2008, there is no pension funding requirement during the year ended December 31, 2009. However, changes in general market conditions may affect the funded status of the Company’s various plans when the obligations are assessed at the end of 2009. Please refer to the Consolidated Financial Statements, Note 7 – Defined Benefit Pension and Other Post Retirement Plans for a full description of the Company’s postretirement benefit plans.
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
Acquisition
On February 26, 2007, the Company purchased the assets of WUPL-TV, the My Network TV affiliate, in New Orleans, Louisiana.
Financing Cash Flows
     Net cash flows used in financing activities were $96,807, $170,192 and $123,508 in the years ended December 31, 2008, 2007 and 2006, respectively. These net uses are primarily attributable to borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 6-3/4% Senior Notes due 2013, dividends on common stock, proceeds from exercises of stock options and purchases of treasury stock as more fully described below.
Long-Term Debt
     Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007

8% Senior Notes Due November 1, 2008	$—	$350,000
6-3/4% Senior Notes Due May 30, 2013	215,765	249,090
7-3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7-1/4% Senior Debentures Due September 15, 2027	240,000	250,000

Fixed-rate debt	655,765	1,049,090
Revolving credit facility, including short-term unsecured notes	437,000	118,000
Uncommitted line of credit	—	1,050

Total	$1,092,765	$1,168,140

     The combined weighted average effective interest rate for these debt instruments was 5.1 percent and 7.3 percent as of December 31, 2008 and 2007, respectively. The weighted average effective interest for the fixed rate debt was 7.2 percent and 7.5 percent as of December 31, 2008 and 2007, respectively.
     In 2008, the Company redeemed the 8% Senior Notes due November 1, 2008 with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of the outstanding 6-3/4% Senior Notes due May 30, 2013 and $10,000 of the outstanding 7-1/4% Senior Debentures due September 15, 2027 for a total cost of $26,787. These purchases were funded with borrowings under the credit facility. In 2007, the Company redeemed the 7-1/8% Senior Notes due June 1, 2007. Subsequent to December 31, 2008, the Company purchased $14,000 of its outstanding 6-3/4% Senior Notes due May 30, 2013 for a total cost of $8,673.
     On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which matures upon expiration of the agreement in June 2011 (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. Beginning February 26, 2009, through June 30, 2010, the maximum allowed leverage ratio is 6.25. The maximum allowed leverage ratio decreases by 50 basis points in the third quarter of 2010. Beginning December 31, 2010, and through the term of the agreement, the maximum allowed leverage ratio is 5.00. From January 1, 2009, through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.
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
     In May 2006, Belo issued $250,000 of 6-3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6-3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The Company may redeem the 6-3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility, with the remaining proceeds invested in cash and temporary cash investments for working capital needs at December 31, 2007. The $1,118 discount associated with the issuance of these 6-3/4% Senior Notes is being amortized over the term of the 6-3/4% Senior Notes using the effective interest rate method. As of December 31, 2008, the unamortized premium was $660.

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
Contractual Obligations
     The table below summarizes the following specified commitments of the Company as of December 31, 2008. See the Consolidated Financial Statements, Note 13 – Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt (principal only)	$1,092,765	$—	$—	$437,000	$—	$215,765	$440,000
Interest on long-term debt (a)	702,386	55,903	55,903	51,193	47,509	39,028	452,850
Broadcast rights	187,731	63,288	63,575	46,220	11,215	1,575	1,858
Capital expenditures and licenses	1,037	1,037	—	—	—	—	—
Non-cancelable operating leases	18,070	4,812	3,379	2,444	1,573	1,413	4,449

Total	$2,001,989	$125,040	$122,857	$536,857	$60,297	$257,781	$899,157

(a)	Represents the annual interest on fixed rate debt at the applicable stated rates and interest on variable rate debt at the interest rates in effect at December 31, 2008.
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
     In the separation and distribution agreement between Belo and A. H. Belo, effective as of the spin-off date, A. H. Belo and Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the Consolidated Financial Statements, Note 14 – Contingent Liabilities.
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
     The Company’s Dallas/Fort Worth television station, WFAA, and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future under the agreements discussed above. Prior to the spin-off, The Dallas Morning News and WFAA shared media content at no cost. In addition, the Company and A. H. Belo co-own certain downtown Dallas, Texas real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses.

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
     On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. Oral arguments are scheduled for April 2, 2010. The Company believes the complaints are without merit and intends to vigorously defend against them.
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
     The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 9 – Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2008 and 2007, the fair value of Belo’s fixed-rate debt was estimated to be $378,001 and $1,012,175, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The decrease in the fair value is related to current market conditions and the associated change in the Company’s credit rating. The carrying amount of fixed-rate debt was $655,765 and $1,049,090 at December 31, 2008 and 2007, respectively.
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
     The Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firm, are included elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A (Form 10-K/A). Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related Notes, or because such information is not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Such controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its president and Chief Executive Officer and executive vice president/Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable and not absolute assurance that the objectives of such disclosure controls and procedures are met.
     In connection with the restatement discussed above in the explanatory note to this form 10-K/A and in Note 1 to the consolidated financial statements, the Company, under the supervision and with the participation of the Company’s management, including the Company’s president and Chief Executive Officer and executive vice president/Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-K/A. Based upon that evaluation, the president and Chief Executive Officer and executive vice president/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this amended Annual Report. In particular, a material weakness was detected in internal control over financial reporting related to the design and application of control procedures associated with preparing and evaluating the carrying amount of its FCC licenses for purposes of assessing impairment as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a result, the Company previously did not report the proper amount of impairment charges related to goodwill and intangible assets for the years ended December 31, 2008 and 2007.
     The Company has adjusted its consolidated financial statements in this amended Annual Report to reflect the proper amount of impairment related to its goodwill and intangible assets for the years ended December 31, 2008 and 2007, and has taken certain other remedial actions as of the date of the filing of this Form 10-K/A as described further below in “Management’s Remediation.” Therefore, management believes that the consolidated financial statements included in this amended Annual Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
     As previously reported, during the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting. However, subsequent to June 30, 2009, the Company discovered the material weakness noted above and took the remedial actions described below in “Management’s Remediation.”
Management’s Report on Internal Control over Financial Reporting
     SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2008 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control over financial reporting.
     Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), of Belo Corp. and its subsidiaries. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
     In connection with the restatement discussed above in the explanatory note to this Form 10K/A and in Note 1 to the consolidated financial statements, the Company, under the supervision and with the participation of the Company’s management, including the Company’s president and Chief Executive Officer and executive vice president/Chief Financial Officer, reevaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control – Integrated Framework. In particular, a material weakness was detected in internal control over financial reporting related to the design and application of control procedures associated with preparing and evaluating the carrying amount of its FCC licenses for purposes of assessing impairments as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a result, the Company previously did not report the proper amount of impairment charges related to goodwill and intangible assets for the two years ended December 31, 2008 and 2007.
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report appears immediately following this report.
Management’s Remediation
     Subsequent to June 30, 2009 and as of the date of this amended filing, the Company has implemented additional controls related to the calculation of impairment of its goodwill and intangible assets. These additional controls include:
•	Modified policies and procedures related to goodwill and intangible asset impairment

•	Enhanced review of goodwill and intangible asset carrying amount calculations, and

•	New monitoring activities.
     These additional controls have been designed to ensure that all technical aspects of SFAS 142 and related generally accepted accounting principles are properly considered and applied.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Belo Corp.
We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 27, 2009, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2008. As described in the following paragraph, a material misstatement was subsequently identified in the Company’s financial statements, which caused such annual financial statements to be restated. Management has determined that the restatement resulted from a material weakness in internal control over financial reporting related to the design and application of controls over preparing and evaluating the carrying amount of its FCC licenses for purposes of assessing impairments, and it has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2008. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness was identified related to the design and application of controls over preparing and evaluating the carrying value of its FCC licenses for purposes of assessing impairments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated February 27, 2009, except for the effects on the consolidated financial statements of the restatement discussed in Note 1, as to which the date is August 7, 2009, on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Belo Corp. has not maintained effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009, except for the effects on the consolidated financial statements of the restatement discussed in Note 1, as to which the date is August 7, 2009, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2009,
except for the effects of the material weakness described in the sixth paragraph above, as to which the date is
August 7, 2009

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information set forth under the headings “Belo Corp. Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance — Audit Committee,” “Corporate Governance — Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.
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
     A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606
Item 11. Executive Compensation
     The information set forth under the headings “Executive Compensation — Compensation Discussion and Analysis, — Compensation Committee Interlocks and Insider Participation, - Compensation Committee Report, — Summary Compensation Table, — Grants of Plan-Based Awards in 2008, - Belo Corp. Outstanding Equity Awards at Fiscal Year-End 2008, — A. H. Belo Corporation Outstanding Equity Awards at Fiscal Year-End 2008, — Option Exercises and Stock Vested in 2008, - Post-Employment Benefits, — Pension Benefits at December 31, 2008, — Non-qualified Deferred Compensation, — Non-qualified Deferred Compensation for 2008, — Termination of Employment and Change In Control Arrangements, — Potential Payments on Termination or Change in Control at December 31, 2008 — Director Compensation” and “Corporate Governance — Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth under the heading “Belo Corp. Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.
     Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5 — Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information set forth under the heading “Director Compensation — Certain Relationships” and “Corporate Governance — Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2009 is incorporated herein by reference.

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

Exhibit
Number	Description

2.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

Exhibit
Number	Description

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective December 31, 2000 (Exhibit 3.10 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

3.11 *	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective February 7, 2003 (Exhibit 3.11 to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598)(the “2002 Form 10-K”))

3.12 *	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective May 9, 2005 (Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Securities and Exchange Commission File No. 001-08598))

3.13 *	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective July 27, 2007 (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (Securities and Exchange Commission File No. 001-08598))

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:
(1) *		Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2) *		$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(3) *		Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4) *	(a)	$200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

*	(b)	$50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(5) *		Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(6) *		Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(7)*		Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

(8) *		Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

(9) *		Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

10.1	Financing agreements:
(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as

Exhibit
Number	Description
Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

(2) *	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

(3) *	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-05898)(the “2008 Form 10-K))

(4) *	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified herein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)

10.2	Compensatory plans:
~(1)	Belo Savings Plan:
*	(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

*	(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”)).

*	(c)	Second Amendment to the Amended and Restate Belo Savings Plan effective as of January 1, 2008. (Exhibit 10.2(1)(c) to the 2008 10-K)
~(2)	Belo 1986 Long-Term Incentive Plan:
*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K))

*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
~(3) *	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
~(4) *	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

Exhibit
Number	Description
*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as Restated Effective January 1, 1982) (Exhibit 10.2(4)(a) to the 1999 Form 10-K)
~(5) Belo Supplemental Executive Retirement Plan
*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008. (Exhibit 10.2(5)(c) to the 2008 10-K)
~(6) *	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

~(7) *	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000(Securities and Exchange Commission File No. 333-43056))
*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
~(8) *	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))
*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))

*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598))

*	(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)

*	(f)	Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008 (Exhibit 10.2(8)(f) to the 2nd Quarter 2008 Form 10-Q)

*	(g)	Fourth Amendment to the Belo 2004 Executive Compensation Plan, dated September 26, 2008 (Exhibit 10.2(8)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Securities and Exchange Commission File No. 001-08598)
~(9) *	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

~(10) *	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the 2nd Quarter 2008 Form 10-Q)

10.3	Agreements relating to the distribution of A. H. Belo:

Exhibit
Number	Description
(1) *	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

(2) *	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

(3) *	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

12	Statement re Computation of Ratios

21 *	Subsidiaries of the Company (Exhibit 21 to the 2008 Form 10-K)

23	Consent of Ernst & Young LLP

24 *	Power of Attorney (Exhibit 24 to the 2008 Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.
By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Principal Financial Officer)
Dated: August 10, 2009

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
As discussed in Note 1, the accompanying consolidated financial statements have been restated for correction of an error in the Company’s calculation of its impairment of intangible assets and goodwill.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, except for the effects of the material weakness described in the sixth paragraph of that report as to which the date is August 7, 2009, expressed an adverse opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2009,
except for the effects on the consolidated financial statements of the restatement discussed in Note1, as to which the date is
August 7, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007
In thousands, except share and per share amounts	(As Restated)	(As Restated)	2006

Net Operating Revenues	$733,470	$776,956	$770,539

Operating Costs and Expenses
Station salaries, wages and employee benefits	231,256	240,362	234,928
Station programming and other operating costs	218,241	221,396	209,999
Corporate operating costs	32,235	40,466	47,068
Spin-off related costs	4,659	9,267	—
Depreciation	42,893	44,804	44,097
Amortization	—	442	1,766
Impairment charge	662,151	14,363	—

Total operating costs and expenses	1,191,435	571,100	537,858

Earnings (loss) from operations	(457,965)	205,856	232,681

Other Income and Expense
Interest expense	(83,093)	(94,494)	(95,654)
Other income, net	19,846	6,266	8,690

Total other income and expense	(63,247)	(88,228)	(86,964)

Earnings (Loss)
Earnings (loss) from continuing operations before income taxes	(521,212)	117,628	145,717
Income tax (benefit) expense	(67,042)	44,130	50,338

Net earnings (loss) from continuing operations	(454,170)	73,498	95,379

Earnings (loss) from discontinued operations, net of tax	(4,996)	(323,510)	35,147

Net earnings (loss)	$(459,166)	$(250,012)	$130,526

Net earnings (loss) per share — Basic:
Earnings (loss) per share from continuing operations	$(4.44)	$0.72	$.92
Earnings (loss) per share from discontinued operations	$(0.05)	$(3.17)	$.34

Net earnings (loss) per share	$(4.49)	$(2.45)	$1.26

Net earnings (loss) per share — Diluted:
Earnings (loss) per share from continuing operations	$(4.44)	$0.71	$.92
Earnings (loss) per share from discontinued operations	$(0.05)	$(3.13)	$.34

Net earnings (loss) per share	$(4.49)	$(2.42)	$1.26

Weighted average shares outstanding:
Basic	102,219	102,245	103,701
Diluted	102,219	103,128	103,882

Dividends declared per share	$.30	$.50	$.475

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Assets	December 31,
	2008	2007
In thousands	(As Restated)	(As Restated)

Current assets:
Cash and temporary cash investments	$5,770	$11,190
Accounts receivable (net of allowance of $5,229 and $3,938 at December 31, 2008 and 2007, respectively)	138,638	181,700
Deferred income taxes	5,246	7,558
Short-term broadcast rights	9,219	11,146
Prepaid and other current assets	7,811	6,085
Current assets from discontinued operations	—	126,710

Total current assets	166,684	344,389

Property, plant and equipment, at cost:
Land	41,384	36,565
Buildings and improvements	121,014	137,322
Broadcast equipment	383,624	384,391
Other	116,434	113,404
Advance payments on property, plant and equipment	11,562	15,964

Total property, plant and equipment	674,018	687,646
Less accumulated depreciation	(464,030)	(461,606)

Property, plant and equipment, net	209,988	226,040

Intangible assets, net	967,543	1,279,154
Goodwill	423,873	774,413
Other assets	81,091	51,650
Long-term assets from discontinued operations	—	511,188

Total assets	$1,849,179	$3,186,834

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders' Equity	December 31,
	2008	2007
In thousands, except share and per share amounts	(As Restated)	(As Restated)

Current liabilities:
Accounts payable	$19,385	$31,153
Accrued compensation and benefits	30,693	40,753
Short-term film obligations	10,944	10,676
Other accrued expenses	9,762	14,146
Income taxes payable	18,067	11,162
Deferred revenue	5,083	9,492
Dividends payable	7,665	12,770
Accrued interest payable	8,212	13,243
Current liabilities of discontinued operations	—	106,055

Total current liabilities	109,811	249,450

Long-term debt	1,092,765	1,168,140
Deferred income taxes	234,452	420,625
Pension obligation	192,541	—
Other liabilities	32,707	37,183
Long-term liabilities of discontinued operations	—	46,927

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 89,184,467 and 88,016,220 shares at December 31, 2008 and 2007, respectively;	148,938	146,987
Series B: Issued and outstanding 13,019,733 and 14,243,141 shares at December 31, 2008 and 2007, respectively.	21,743	23,786
Additional paid-in capital	909,797	905,589
Retained earnings (deficit)	(756,639)	196,810
Accumulated other comprehensive loss	(136,936)	(8,663)

Total shareholders’ equity	186,903	1,264,509

Total liabilities and shareholders’ equity	$1,849,179	$3,186,834

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Dollars in thousands	Three years ended December 31, 2008
						Accumulated
	Common Stock			Additional	Retained	Other
	Shares	Shares		Paid-in	Earnings	Comprehensive	Total
	Series A	Series B	Amount	Capital	(As Restated)	Income (Loss)	(As Restated)

Balance at December 31, 2005	92,132,169	15,602,253	$179,916	$901,091	$492,870	$(40,396)	$1,533,481
Exercise of stock options	1,245,835	336,009	2,642	25,678	—	—	28,320
Excess tax benefit from long-term incentive plan	—	—	—	632	—	—	632
Employer’s matching contribution to Savings Plan	530,076	—	885	8,669	—	—	9,554
Share-based compensation	—	—	—	14,308	—	—	14,308
Purchases and subsequent retirement of treasury stock	(7,550,164)	—	(12,608)	(63,877)	(67,944)	—	(144,429)
Net earnings	—	—	—	—	130,526	—	130,526
Change in minimum pension liability adjustment, net of tax	—	—	—	—	—	3,401	3,401
Dividends	—	—	—	—	(48,645)	—	(48,645)
Conversion of Series B to Series A	1,348,917	(1,348,917)	—	—	—	—	—

Balance at December 31, 2006	87,706,833	14,589,345	$170,835	$886,501	$506,807	$(36,995)	$1,527,148
Exercise of stock options	697,055	88,864	1,312	11,601	—	—	12,913
Excess tax benefit from long-term incentive plan	—	—	—	730	—	—	730
Employer’s matching contribution to Savings Plan	4,603	—	8	76	—	—	84
Share-based compensation	—	—	—	13,589	—	—	13,589
Purchases and subsequent retirement of treasury stock	(827,339)	—	(1,382)	(6,908)	(8,862)	—	(17,152)
Net loss	—	—	—	—	(250,012)	—	(250,012)
Change in pension liability adjustment, net of tax	—	—	—	—	—	28,332	28,332
Dividends	—	—	—	—	(51,123)	—	(51,123)
Conversion of Series B to Series A	435,068	(435,068)	—	—	—	—	—

Balance at December 31, 2007	88,016,220	14,243,141	$170,773	$905,589	$196,810	$(8,663)	$1,264,509
Conversion of RSUs	135,839	—	227	(227)	—	—	—
Share-based compensation	—	—	—	6,130	—	—	6,130
Purchases and subsequent retirement of treasury stock	(191,000)	—	(319)	(1,695)	(189)	—	(2,203)
Net loss	—	—	—	—	(459,166)	—	(459,166)
Change in pension liability adjustment, net of tax	—	—	—	—	—	(128,273)	(128,273)
Spin-off distribution of A. H. Belo	—	—	—	—	(463,432)	—	(463,432)
Dividends	—	—	—	—	(30,662)	—	(30,662)
Conversion of Series B to Series A	1,223,408	(1,223,408)	—	—	—	—	—

Balance at December 31, 2008	89,184,467	13,019,733	$170,681	$909,797	$(756,639)	$(136,936)	$186,903

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Provided (Used)	Years ended December 31,
	2008	2007
In thousands	(As Restated)	(As Restated)	2006

Operations
Net earnings (loss)	$(459,166)	$(250,012)	$130,526
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net (income) loss from discontinued operations	4,996	323,510	(35,147)
Gain on repurchase of senior notes	(16,407)	—	—
Depreciation and amortization	42,893	45,246	45,863
Impairment charge	662,151	14,363	—
Deferred income taxes	(114,343)	(5,127)	(7,299)
Employee retirement benefit expense	(6,345)	(3,468)	16,033
Share-based compensation	3,842	16,218	15,764
Other non-cash expenses	(7,987)	(66)	10,020
Equity from partnerships	(102)	(824)	(772)
Other, net	744	2,807	(5,417)
Net changes in operating assets and liabilities:
Accounts receivable	44,353	(5,330)	(20,124)
Other current assets	(654)	850	(1,555)
Accounts payable	(11,768)	(10,772)	(4,208)
Accrued compensation and benefits	(10,060)	3,388	5,515
Other accrued expenses	(6,820)	7,917	(303)
Interest payable	(4,889)	(818)	1,018
Income taxes payable	7,211	(8,672)	5,414

Net cash provided by continuing operations	127,649	129,210	155,328
Net cash provided by discontinued operations	(18,321)	89,592	90,600

Net cash provided by operations	109,328	218,802	245,928

Investments
Capital expenditures	(25,359)	(27,393)	(34,535)
Acquisition	—	(4,268)	—
Other, net	(68)	4,419	1,289

Net cash used for investments of continuing operations	(25,427)	(27,242)	(33,246)
Net cash used for investments of discontinued operations	(304)	(48,679)	(76,126)

Net cash used for investments	(25,731)	(75,921)	(109,372)

Financing
Net proceeds from revolving debt	669,745	600,442	299,790
Payments on revolving debt	(351,795)	(481,392)	(444,665)
Net proceeds from issuance of senior notes	—	—	248,883
Redemption of senior notes	(350,000)	(234,477)	(65,523)
Purchase of senior notes	(26,787)	—	—
Dividends on common stock	(35,767)	(51,256)	(46,516)
Net proceeds from exercise of stock options	—	12,913	28,320
Purchase of treasury stock	(2,203)	(17,152)	(144,429)
Excess tax benefit from option exercises	—	730	632

Net cash used for financing	(96,807)	(170,192)	(123,508)

Net increase (decrease) in cash and temporary cash investments	(13,210)	(27,311)	13,048
Cash and temporary cash investments at beginning of year, including cash of discontinued operations	18,980	46,291	33,243

Cash and temporary cash investments at end of year including cash of discontinued operations	$5,770	$18,980	$46,291

Supplemental Disclosures (Note 15)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
A)	Business and Principles of Consolidation On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company in the form of a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Corporation (A. H. Belo) Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned at the close of business on January 25, 2008. The newspaper businesses and related assets are presented as discontinued operations. See Note 3. The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Statement of Financial Accounting Standards (SFAS) 131 “Disclosures about Segments of an Enterprise and Related Information” to be aggregated into one reporting segment.

During the Company’s second quarter 2009 review of goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets,” a misapplication of generally accepted accounting principles (GAAP) was detected in how the Company calculates the carrying amount of its FCC licenses for purposes of assessing impairments. The Company had been deducting deferred taxes associated with its FCC licenses to arrive at the carrying amount for these intangible assets. Under GAAP, the deferred taxes associated with FCC licenses should not have been deducted when calculating the carrying amount.

On July 27, 2009, the Company’s management concluded that adjustments to the historical financial statements were required as a result of the misapplication of GAAP related to SFAS 142; therefore, the Company is re-filing its Form 10-K, originally filed March 2, 2009 (the Original Report), in its entirety as Amendment No. 1 to its Annual Report on Form 10-K/A (Form 10-K/A) for the year ended December 31, 2008. This amendment is primarily to restate the goodwill and FCC license impairments and related disclosures for the years ended December 31, 2008 and 2007. See Note 4. These adjustments are non-cash, do not affect the Company’s liquidity or debt covenants, and do not impact the Company’s future operations.

The Company is also amending its 2008 consolidated statement of cash flows related to the classification of its gain on the repurchase of senior notes and debentures in the fourth quarter 2008. Net cash used for financing and net cash provided by operations are reduced by an offsetting amount of $16,787. The reclassification has no impact on the Company’s cash or debt balances, or compliance with debt covenants.

The following tables show the effects of the adjustments made to the Company’s consolidated balance sheets as of December 31, 2008 and 2007, and its consolidated statements of operations and cash flows for the years ended December 31, 2008 and 2007.

	As of December 31, 2008			As of December 31, 2007
	Previously		As	Previously		As
Balance Sheet line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Intangible assets, net	$1,179,297	$(211,754)	$967,543	$1,293,517	$(14,363)	$1,279,154
Goodwill	401,736	22,137	423,873	752,276	22,137	774,413
Total assets	2,038,796	(189,617)	1,849,179	3,179,060	7,774	3,186,834
Deferred income taxes	311,053	(76,601)	234,452	425,652	(5,027)	420,625
Retained earnings(deficit)	(643,623)	(113,016)	(756,639)	184,009	12,801	196,810
Total shareholders’ equity	299,919	(113,016)	186,903	1,251,708	12,801	1,264,509
Total liabilities and shareholders’ equity	2,038,796	(189,617)	1,849,179	3,179,060	7,774	3,186,834

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2008			2007
	Previously		As	Previously		As
Statements of Operation line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Impairment charge	$464,760	$197,391	$662,151	$22,137	$(7,774)	$14,363
Total operating costs and expenses	994,044	197,391	1,191,435	578,874	(7,774)	571,100
Earnings (loss) from operations	(260,574)	(197,391)	(457,965)	198,082	7,774	205,856
Earnings (loss) from continuing operations before income taxes	(323,821)	(197,391)	(521,212)	109,854	7,774	117,628
Income taxes	4,532	(71,574)	(67,042)	49,157	(5,027)	44,130
Net earnings (loss) from continuing operations	(328,353)	(125,817)	(454,170)	60,697	12,801	73,498
Net earnings (loss)	(333,349)	(125,817)	(459,166)	(262,813)	12,801	(250,012)
Net earnings (loss) per share — Basic
Earnings (loss) per share from continuing operations	(3.21)	(1.23)	(4.44)	.59	.13	.72
Earnings (loss) per share	(3.26)	(1.23)	(4.49)	(2.57)	.12	(2.45)
Net earnings (loss) per share — Diluted
Earnings (loss) per share from continuing operations	(3.21)	(1.23)	(4.44)	.59	.12	.71
Earnings (loss) per share	(3.26)	(1.23)	(4.49)	(2.55)	.13	(2.42)

	For the year ended December 31,
	2008			2007
	Previously		As	Previously		As
Statements of Cash Flow line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operations:
Net earnings (loss)	$(333,349)	$(125,817)	$(459,166)	$(262,813)	$12,801	$(250,012)
Gain on repurchase of senior notes	—	(16,407)	(16,407)	—	—	—
Impairment charge	464,760	197,391	662,151	22,137	(7,774)	14,363
Deferred income taxes	(1,824)	(112,519)	(114,343)	(100)	(5,027)	(5,127)
Other, net	1,017	(273)	744	2,807	—	2,807
Interest payable	(4,782)	(107)	(4,889)	(818)	—	(818)
Income taxes payable	(33,734)	40,945	7,211	(8,672)	—	(8,672)
Net cash provided by continuing Operations	144,436	(16,787)	127,649	129,210	—	129,210
Net cash provided by operations	126,115	(16,787)	109,328	218,802	—	218,802

Financing:
Purchase of senior notes	(43,574)	16,787	(26,787)	—	—	—
Net cash used for financing	(113,594)	16,787	(96,807)	(170,192)	—	(170,192)
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

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. We estimated our allowance for doubtful accounts using historical net write-offs of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
uncollectible accounts. Belo analyzed the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in station programming and other operating costs. The carrying amount of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2008, 2007 and 2006:

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

The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future net cash flows the property and equipment is expected to generate. Based on this assessment, no impairment was recorded in any of the periods presented.

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

FCC licenses are tested for impairment at least annually as of December 31 on an individual market basis (as defined by Nielsen Media Research’s Designated Market Area report). For FCC licenses, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that difference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill is tested at least annually as of December 31 by reporting unit for impairment. A reporting unit consists of the television station(s) and cable news operations within a market. See Note 4. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that difference. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

The fair values of FCC licenses are determined using a discounted cash flows approach. The fair values of reporting units are determined primarily using a discounted cash flows approach, along with consideration to other valuation techniques. The discounted cash flows approach for FCC licenses and reporting units requires management to make various judgmental assumptions about projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. Additionally, for FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Change in assumptions from period to period could significantly affect the estimates of fair value of FCC licenses and the Company’s reporting units. If the Company’s actual results are not consistent with the estimates and assumptions used to calculate fair values, or such estimates and assumptions are revised based upon further adverse developments in the broadcasting industry or the overall economy, additional impairments may be recorded in future periods.

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
Note 2: Recently Issued Accounting Standards
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after the January 1, 2009.
     On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” for the Company’s financial assets and liabilities. On January 1, 2009, the Company adopted SFAS 157 for the Company’s non-financial assets and liabilities. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of SFAS 157 has no effect on the Company’s financial position or results of operations.
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
      On June 16, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted FSP EITF 03-6-1 in the first quarter of 2009; however, the adoption will require retrospective application to prior periods earnings per share amounts when presented in future filings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support for a period of up to two years after the spin-off date. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis or on a basis consistent with the business purpose of the parties. During 2008, the Company provided $1,817 in services to A. H. Belo and A. H. Belo provided $18,579 in information technology and Web-related services to the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4: Goodwill and Intangible Assets
     As of December 31, 2008 and 2007, the Company had $967,543 and $1,279,154, respectively, in FCC licenses which are indefinite-lived intangible assets not subject to amortization. Based on the results of its annual impairment tests of FCC licenses as of December 31, 2008, the Company recorded a non-cash impairment charge of $311,611 in the fourth quarter of 2008. Of the total charge, $91,170 related to the San Antonio, Texas market, $76,435 related to the Seattle, Washington market, $53,221 related to the Austin, Texas market, $28,758 related to the Louisville, Kentucky market, $28,506 related to the St. Louis, Missouri market, $14,305 related to the Portland, Oregon market, $11,139 related to the Spokane, Washington market and $8,077 related to the Tucson, Arizona market. Based on assessments performed as of December 31, 2007, the Company recorded a non-cash impairment charge of $14,363 related to the FCC license in the Louisville, Kentucky market. Based on the results of its assessments performed as of December 31, 2006, the Company determined that no impairments of FCC licenses existed in 2006.
     As of December 31, 2008 and 2007, the Company had $423,873 and $774,413 in goodwill, respectively. Based on the results of its annual impairment tests of goodwill as of December 31, 2008, the Company recorded non-cash impairment charges of $350,540 in the fourth quarter of 2008. Of the total charge, $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market. Based on the Company’s annual impairment tests of goodwill as of December 31, 2007 and 2006, the Company determined that no impairments of goodwill existed in 2007 and 2006.
The impairment charges related to goodwill and FCC licenses in 2008, and FCC licenses in 2007, resulted primarily from a decline in the estimated fair value of the individual businesses, principally due to lower projected cash flows, particularly in the first few years of the projection versus historical estimates. These lower projected cash flows reflect the current economic and advertising downturn.
A summary of the changes in the Company’s recorded goodwill is below:

	2008	2007
	(As Restated)	(As Restated)

Balance at January 1,	$774,413	$773,257
Purchase of WUPL-TV	—	1,156
Goodwill impairment	(350,540)	—

Balance at December 31,	$423,873	$774,413

Through the first quarter of 2007, the Company had one finite-life intangible asset that was subject to amortization. This intangible asset, a market alliance, was amortized on a straight-line basis over five years. This intangible asset is fully amortized. The amortization expense for this intangible asset was $442 and $1,766 for the years ended December 31, 2007 and 2006, respectively. There was no amortization expense recorded in 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	2008	2007	2006

Weighted average grant date fair value	$1.00	$6.01	$4.71
Weighted average assumptions used:
Expected volatility	40.5%	27.2%	24.9%
Expected lives	5 yrs	9 yrs	6 yrs
Risk-free interest rates	3.03%	4.66%	4.74%
Expected dividend yields	10.82%	2.51%	2.54%

     A summary of option activity under the long-term incentive plan for the three years ended December 31, 2008, is included in the following table:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at January 1	12,484,648	$16.84	14,757,498	$17.16	16,270,228	$16.95
Granted	1,459,289	$5.59	85,237	$15.91	369,330	$14.87
Exercised	—	$—	(709,214)	$14.60	(1,581,844)	$14.34
Canceled	(1,046,664)	$15.17	(1,648,873)	$20.56	(300,216)	$18.10

Outstanding at December 31	12,897,273	$15.71	12,484,648	$16.84	14,757,498	$17.16

Vested and exercisable at December 31	11,371,641	$17.02	12,021,912	$16.86	13,448,418	$17.10

Weighted average remaining contractual term (in years)	4.4		4.4		4.9

     Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant therefore the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 is as follows:

2008	$—
2007	2,085
2006	1,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2008:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$1 — 14	5,110,421	4.68	$11.78	3,627,390	$14.10
$15 - 17	4,222,897	3.20	$16.33	4,160,490	$16.33
$18 - 23	3,505,842	5.25	$20.84	3,505,842	$20.84

$1 — 23	12,838,860	4.35	$15.75	11,293,722	$17.02

(a)	Comprised of Series B shares
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
     A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2008, is summarized in the following table.

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	RSUs	Price	RSUs	Price	RSUs	Price
Outstanding at January 1	1,948,860	$14.77	1,388,206	$15.64	364,900	$17.31
Granted	358,834	$7.45	813,583	$13.76	1,036,756	$15.07
Vested	(226,472)	$15.35	(127,863)	$17.10	—	$—
Canceled	(25,059)	$15.17	(125,066)	$15.39	(13,450)	$17.07

Outstanding at December 31	2,056,163	$13.43	1,948,860	$14.77	1,388,206	$15.64

Vested at December 31	—	—	—	$—	—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2008 and 2007, and the accumulated benefit obligation at December 31, 2008 and 2007, are as follows:

	2008	2007

Funded Status
Projected Benefit Obligation
As of January 1	$451,058	$497,626
Actuarial (gains)loss	31,958	(58,827)
Service cost	—	1,860
Interest cost	32,603	28,947
Benefits paid	(20,198)	(18,548)

As of December 31	$495,421	$451,058

Fair Value of Plan Assets
As of January 1	$453,646	$451,239
Actual return on plan assets	(130,568)	20,955
Benefits paid	(20,198)	(18,548)

As of December 31	302,880	453,646

Funded Status as of December 31	$(192,541)	$2,588

Accumulated Benefit Obligation	$495,421	$451,058

Amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007 consist of:

	2008	2007

Non-current prepaid pension cost	$—	$2,588
Non-current accrued pension liability	192,541	—
Accumulated other comprehensive loss	210,359	9,916

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
     Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	6.85%	6.00%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of increase in future compensation	N/A	N/A	4.20%
     The net periodic pension cost (credit) for the years ended December 31, 2008, 2007 and 2006 includes the following components:

	2008	2007	2006

Service cost — benefits earned during the period	$—	$1,860	$11,343
Interest cost on projected benefit obligation	32,603	28,947	28,734
Expected return on plan assets	(37,916)	(36,386)	(34,026)
Amortization of net loss	—	1,425	7,186
Amortization of unrecognized prior service cost	—	—	616
Recognized curtailment loss	—	—	4,082

Net periodic pension cost (credit)	$(5,313)	$(4,154)	$17,935

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company.
     The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2008 or 2007 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2008	2007

Domestic equity securities	60.0%	54.0%	59.7%
International equity securities	15.0%	15.6%	18.9%
Fixed income securities	25.0%	29.6%	20.9%
Cash	—	0.8%	0.5%

Total	100.0%	100.0%	100.0%

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
Note 8: Comprehensive Income (Loss)
     For each of the three years in the period ended December 31, 2008, total comprehensive income (loss) was comprised as follows:

	2008	2007
	(As Restated)	(As Restated)	2006

Net earnings (loss)	$(459,166)	$(250,012)	$130,526
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes of $1,831 in 2006	—	—	3,401
Pension liability adjustments:
Amortization of actuarial loss, net of taxes of $499	—	(926)	—
Annual adjustment, net of taxes (benefit) of ($69,070) and $15,754 in 2008 and 2007, respectively	(128,273)	29,258	—

Other comprehensive income (loss)	(128,273)	28,332	3,401

Comprehensive income (loss)	$(587,439)	$(221,680)	$133,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9: Long-Term Debt
     Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007

8% Senior Notes Due November 1, 2008	$—	$350,000
6-3/4% Senior Notes Due May 30, 2013	215,765	249,090
7-3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7-1/4% Senior Debentures Due September 15, 2027	240,000	250,000

Fixed-rate debt	655,765	1,049,090
Revolving credit agreement, including short-term unsecured notes	437,000	118,000
Uncommitted line of credit	—	1,050

Total	$1,092,765	$1,168,140

The Company’s long-term debt maturities are as follows:

2009	$—
2010	—
2011	437,000
2012	—
2013 and thereafter	655,765

Total	$1,092,765

     The combined weighted average effective interest rate for these debt instruments was 5.1 percent and 7.3 percent as of December 31, 2008 and 2007, respectively. The weighted average effective interest for the fixed rate debt was 7.2 percent and 7.5 percent as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the fair value of Belo’s fixed-rate debt was estimated to be $378,001 and $1,012,175, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The decrease in the fair value is related to current market conditions and the associated change in the Company’s credit rating.
     In 2008, the Company redeemed the 8% Senior Notes due November 1, 2008 with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of the outstanding 6-3/4% Senior Notes due May 30, 2013 and $10,000 of the outstanding 7-1/4% Senior Debentures due September 15, 2027 for a total cost of $26,787. These purchases were funded with borrowings under the credit facility. In 2007, the Company redeemed the 7-1/8% Senior Notes due June 1, 2007 with borrowings under the credit facility and available cash. Subsequent to December 31, 2008, the Company purchased $14,000 of the outstanding 6-3/4% Senior Notes due May 30, 2013 for a total cost of $8,673.
     On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which matures upon expiration of the agreement in June 2011 (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. Beginning February 26, 2009, through June 30, 2010, the maximum allowed leverage ratio is 6.25. The maximum allowed leverage ratio decreases by 50 basis points in the third quarter of 2010. Beginning December 31, 2010, and through the term of the agreement, the maximum allowed leverage ratio is 5.00. From January 1, 2009, through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.
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
     In May 2006, Belo issued $250,000 of 6-3/4% Senior Notes due May 30, 2013 at a premium of approximately $1,118. Interest on these 6-3/4% Senior Notes is due semi-annually on November 30 and May 30 of each year. The Company may redeem the 6-3/4% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility, with the remaining proceeds invested in cash and temporary cash investments. The $1,118 discount associated with the issuance of these 6-3/4% Senior Notes is being amortized over the term of the 6-3/4% Senior Notes using the effective interest rate method. As of December 31, 2008, the unamortized premium was $660.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years in the period ended December 31, 2008 (in thousands, except per share amounts).

	2008	2007	2006
Weighted average shares for basic earnings per share	102,219	102,245	103,701
Effect of employee stock options and RSUs	—	883	181

Weighted average shares for diluted earnings per share	102,219	103,128	103,882

Options excluded(a)
Number outstanding	12,897	7,898	9,645
Weighted average exercise price	$15.71	$23.00	$23.42

RSUs excluded(b)
Number outstanding	2,056	402	457
Weighted average price	$13.43	$18.13	$18.13

(a)	In 2008, options are excluded due to the net loss from continuing operations. In 2007 and 2006, the options that were excluded were those options where the exercise price is in excess of the average market price.

(b)	In 2008, the RSUs were excluded due to the net loss from continuing operations. In 2007 and 2006, the RSUs that were excluded were due to performance conditions not probable of being achieved.
     All Series A and Series B shares and their equivalents are included in the computations of the earnings per share amounts because the Series A and Series B shares participate equally in the dividends and undistributed earnings of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12: Income Taxes
     Income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007
	(As Restated)	(As Restated)	2006

Current
Federal	$42,800	$37,342	$46,390
State	3,064	4,338	(2,792)

Total current	45,864	41,680	43,598

Deferred
Federal	(106,991)	6,289	5,607
State	(5,915)	(3,839)	1,133

Total deferred	(112,906)	2,450	6,740

Total income tax (benefit) expense	$(67,042)	$44,130	$50,338

     Income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2008	2007
	(As Restated)	(As Restated)	2006

Computed expected income tax (benefit) expense	$(182,424)	$41,170	$51,001
State income tax (benefit) expense	(1,849)	(7)	1,916
Spin-off related tax charge	18,235	—	—
Texas margin tax adjustment	—	(785)	(3,486)
Goodwill impairment	97,166	—	—
Other	1,830	3,752	907

Total income tax (benefit) expense	$(67,042)	$44,130	$50,338
Effective income tax rate	12.9%	37.5%	34.5%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(As Restated)	(As Restated)

Deferred tax liabilities:
Excess tax amortization	$309,584	$423,415
Excess tax depreciation	11,679	28,611
Expenses deductible for tax purposes in a year different from the year accrued	9,640	9,930
Other	493	12,388

Total deferred tax liabilities	331,396	474,344
Deferred tax assets:
Deferred compensation and benefits	14,403	15,078
State taxes	10,376	9,854
Accrued pension liability	73,735	6,883
Expenses deductible for tax purposes in a year different from the year accrued	3,677	25,964
Other	—	3,498

Total deferred tax assets	102,191	61,277

Net deferred tax liability	$229,205	$413,067

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

Nature of Commitment	Total	2009	2010	2011	2012	2013	Thereafter

Broadcast rights	$187,731	$63,288	$63,575	$46,220	$11,215	$1,575	$1,858
Capital expenditures and licenses	1,037	1,037	—	—	—	—	—
Non-cancelable operating leases	18,070	4,812	3,379	2,444	1,573	1,413	4,449

Total	$206,838	$69,137	$66,954	$48,664	$12,788	$2,988	$6,307

     Total lease expense for property and equipment was $8,268, $4,115 and $8,534 in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14: Contingent Liabilities
     Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the next two paragraphs below.
     On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the court denied plaintiffs’ motion for class certification. On April 16, 2008, plaintiffs filed a petition with the United States Court of Appeals for the Fifth Circuit seeking permission to appeal that denial. On June 17, 2008, permission was granted, and plaintiffs are appealing the denial of class certification. On February 17, 2009, the Fifth Circuit notified counsel that it was scheduling oral arguments to hear plaintiffs’ appeal. The Company believes the complaints are without merit and intends to vigorously defend against them.
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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (As Restated)

2008
Net operating revenues	$174,827	$188,969	$170,823	$198,851

Operating costs and expenses
Station salaries, wages and employee benefits	62,149	57,179	56,523	55,405
Station programming and other operating costs	53,938	50,154	52,567	61,582
Corporate operating costs	9,090	6,618	5,954	10,573
Spin-related costs	4,249	410	—	—
Depreciation	10,884	10,324	11,025	10,660
Impairment charge	—	—	—	662,151

Total operating costs and expenses	140,310	124,685	126,069	800,371

Other income (expense), net	269	804	543	18,230
Interest expense	(22,744)	(21,495)	(21,188)	(17,666)
Income taxes	(22,922)	(17,214)	(9,672)	116,850
Loss from discontinued operations, net of tax	(4,499)	—	—	(497)

Net earnings (loss)	$(15,379)	$26,379	$14,437	$(484,603)

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(.11)	$.26	$.14	$(4.74)
Earnings (loss) per share from discontinued operations	$(.04)	$—	$—	$—

Net earnings (loss) per share	$(.15)	$.26	$.14	$(4.74)

Diluted earnings per share:

Earnings (loss) per share from continuing operations	$(.11)	$.26	$.14	$(4.74)
Earnings (loss) per share from discontinued operations	$(.04)	$—	$—	$—

Net earnings (loss) per share	$(.15)	$.26	$.14	$(4.74)

2007
Net operating revenues	$178,342	$198,229	$182,409	$217,976

Operating costs and expenses
Station salaries, wages and employee benefits	59,498	60,083	59,188	61,593
Station programming and other operating costs	52,366	55,865	52,638	60,527
Corporate operating costs	10,550	9,896	8,556	11,464
Spin-related costs	—	155	2,650	6,462
Depreciation	10,608	11,032	12,198	10,966
Amortization	442	—	—	—
Impairment charge	—	—	—	14,363

Total operating costs and expenses	133,464	137,031	135,230	165,375

Other income (expense), net	5,087	320	1,187	(328)
Interest expense	(24,151)	(24,248)	(23,608)	(22,487)
Income taxes	(10,038)	(13,106)	(9,805)	(11,181)
Earnings (loss) from discontinued operations, net of tax	(324)	12,257	3,805	(339,248)

Net earnings (loss)	$15,451	$36,422	$18,758	$(320,643)

Basic earnings (loss) per share:
Earnings per share from continuing operations	$.15	$.24	$.15	$.18
Earnings (loss) per share from discontinued operations	$—	$.12	$.04	$(3.32)

Net earnings (loss) per share	$.15	$.36	$.18	$(3.14)

Diluted earnings per share:

Earnings per share from continuing operations	$.15	$.23	$.15	$.18
Earnings (loss) per share from discontinued operations	$—	$.12	$.04	$(3.29)

Net earnings (loss) per share	$.15	$.35	$.18	$(3.11)