Form 10-Q/A
period 2009-03-31
BELO CORP
filed 2009-08-10
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

Explanatory Note
     Belo Corp. (Belo or the Company) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, primarily to restate the amounts of goodwill and intangible assets on the Company’s consolidated condensed balance sheets as of March 31, 2009, and December 31, 2008, and related disclosures. The total of goodwill and intangible assets at March 31, 2009, and December 31, 2008, is reduced by a cumulative amount of $190 million.
     During the Company’s second quarter 2009 review of goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”, a misapplication of generally accepted accounting principles (GAAP) was detected in how the Company calculates the carrying amount of its FCC licenses for purposes of assessing impairments. The Company had been deducting deferred taxes associated with its FCC licenses to arrive at the carrying amount for these intangible assets. Under GAAP, the deferred taxes associated with FCC licenses should not have been deducted when calculating the carrying amount. As a result, adjustments were made to the Company’s historical consolidated financial statements to reflect a non-cash increase of $12.8 million, or $0.12 per share, to 2007 net earnings from continuing operations and a non-cash charge of $126 million, or $1.23 per share, to 2008 net earnings from continuing operations. The Company has included these adjustments as part of an Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, being filed concurrently with the Securities and Exchange Commission.
     The Company is also amending its 2009 consolidated condensed statement of cash flows related to the classification of its gain on the repurchases of senior notes and debentures in the first quarter of 2009. Net cash used for financing and net cash provided by operations are reduced by an offsetting amount of $15.1 million. The reclassification has no impact on the Company’s cash or debt balances, or compliance with debt covenants.
     The effects of the restatement and reclassifications on Belo’s consolidated condensed financial statements as of December 31, 2008, and the quarter ended March 31, 2009, are described in Note 1 to the consolidated condensed financial statements.
     For the convenience of the reader, Belo Corp. is re-filing its Form 10-Q in its entirety in this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed May 4, 2009 (the Original Report). This Form 10-Q/A continues to speak as of the date of the Original Report and other than with respect to the restatement of the Company’s financial statements and other financial information as described above, does not reflect events occurring after the filing of the Original Report. The financial and other information contained in the Original Report should no longer be relied upon.
The following items have been amended herein:

PART I	Item 1. Financial Statements
PART I	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART I	Item 4. Controls and Procedures
PART II	Item 1A. Risk Factors
PART II	Signatures

BELO CORP.
FORM 10-Q/A

i

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2009	2008

Net Operating Revenues	$133,536	$174,827

Operating Costs and Expenses
Station salaries, wages and employee benefits	52,673	62,149
Station programming and other operating costs	48,364	53,938
Corporate operating costs	8,950	9,090
Spin-off related costs	—	4,249
Depreciation	10,792	10,884

Total operating costs and expenses	120,779	140,310

Earnings from operations	12,757	34,517

Other Income and Expense
Interest expense	(14,580)	(22,744)
Other income, net	16,369	269

Total other income and expense	1,789	(22,475)

Earnings from continuing operations before income taxes	14,546	12,042
Income taxes	5,635	22,922

Net earnings (loss) from continuing operations	8,911	(10,880)

Discontinued operations, net of tax	—	(4,499)

Net earnings (loss)	$8,911	$(15,379)

Net earnings (loss) per share — Basic:
Earnings (loss) per share from continuing operations	$.09	$(0.11)
Earnings (loss) per share from discontinued operations	—	(0.04)

Net earnings (loss) per share	$.09	$(0.15)

Net earnings (loss) per share – Diluted:
Earnings (loss) per share from continuing operations	$.09	$(0.11)
Earnings (loss) per share from discontinued operations	—	(0.04)

Net earnings (loss) per share	$.09	$(0.15)

Dividends declared per share	$0.075	$0.075
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	March 31,	December 31,
(unaudited)	2009	2008
	(As Restated)	(As Restated)

Assets

Current assets:
Cash and temporary cash investments	$4,308	$5,770
Accounts receivable, net	114,946	138,638
Other current assets	21,354	22,276

Total current assets	140,608	166,684

Property, plant and equipment, net	203,190	209,988
Intangible assets, net	967,543	967,543
Goodwill	423,873	423,873
Other assets	80,092	81,091

Total assets	$1,815,306	$1,849,179

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,391	$19,385
Accrued expenses	44,757	51,399
Dividends payable	7,687	7,665
Accrued interest payable	10,140	8,212
Income taxes payable	815	18,067
Other current liabilities	4,865	5,083

Total current liabilities	80,655	109,811

Long-term debt	1,077,803	1,092,765
Deferred income taxes	241,388	234,452
Pension obligation	193,535	192,541
Other liabilities	31,430	32,707

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 89,765,957 shares at March 31, 2009 and 89,184,467 shares at December 31, 2008	149,909	148,938
Series B: Issued 12,722,312 shares at March 31, 2009 and 13,019,733 shares at December 31, 2008	21,246	21,743
Additional paid-in capital	910,218	909,797
Accumulated deficit	(753,942)	(756,639)
Accumulated other comprehensive loss	(136,936)	(136,936)

Total shareholders’ equity	190,495	186,903

Total liabilities and shareholders’ equity	$1,815,306	$1,849,179

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands(unaudited)	2009	2008
	(As Restated)

Operations
Net earnings (loss)	$8,911	$(15,379)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net loss from discontinued operations	—	4,499
Gain on repurchase of senior notes	(14,905)	—
Depreciation	10,792	10,884
Employee retirement funding	885	(7,032)
Share-based compensation	(82)	5,366
Other non-cash expenses	(2,630)	(752)
Equity income (loss) from partnerships	144	176
Other, net	(2,784)	(1,407)
Net change in operating assets and liabilities:
Accounts receivable	24,634	26,634
Other current assets	(136)	899
Accounts payable	(6,993)	(16,581)
Accrued expenses	(6,342)	(27,954)
Accrued interest payable	1,948	10,166
Income taxes payable	(8,611)	10,018

Net cash provided by (used for) continuing operations	4,831	(463)
Net cash used for discontinued operations	—	(974)

Net cash provided by (used for) operations	4,831	(1,437)

Investments
Capital expenditures	(1,060)	(6,136)
Other, net	2,314	(95)

Net cash provided by (used for) investments of continuing operations	1,254	(6,231)
Net cash used for investments of discontinued operations	—	(304)

Net cash provided by (used for) investments	1,254	(6,535)

Financing
Net proceeds from revolving debt	47,800	72,600
Payments on revolving debt	(22,400)	(54,300)
Purchase of senior notes	(25,260)	—
Payment of dividends on common stock	(7,687)	(12,770)
Purchase of treasury stock	—	(2,203)

Net cash provided by (used for) financing	(7,547)	3,327

Net decrease in cash and temporary cash investments	(1,462)	(4,645)
Cash and temporary cash investments at beginning of period	5,770	11,190

Cash and temporary cash investments at end of period	$4,308	$6,545

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

On July 27, 2009, the Company’s management concluded that adjustments to the historical financial statements were required as a result of the misapplication of GAAP related to SFAS 142; therefore, the Company re-filed its 10-K, originally filed March 2, 2009, in its entirety as Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2008 (Form 10-K/A).

As a result of Amendment No. 1 to the 2008 Form 10-K, the Company is also re-filing its first quarter Form 10-Q, originally filed May 4, 2009 (the Original 10-Q), in its entirety as Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, primarily to restate the amounts of goodwill and intangible assets on the Company’s consolidated condensed balance sheets as of March 31, 2009, and December 31, 2008, and related disclosures.

The Company is also amending its 2009 consolidated statement of cash flows related to the classification of its gain on the repurchases of senior notes and debentures in the first quarter 2009. Net cash used for financing and net cash provided by operations are reduced by an offsetting amount of $15,122. The reclassification has no impact on the Company’s cash or debt balances, or compliance with debt covenants.

On June 16, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires the Company to include unvested share-based payment awards that are entitled to receive dividends or dividend equivalents in its computation of basic earnings per share. The Company adopted FSP EITF 03-6-1 in the first quarter of 2009; however, the adoption requires retrospective application to prior periods earnings per share amounts presented. Accordingly, the Company has revised its presentation of its earnings per share and weighted average shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.

The following tables show the effects of the adjustments made to the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008, and its consolidated statements of cash flows for the three months ended March 31, 2009.

	As of March 31, 2009			As of December 31, 2008
	Previously		As	Previously		As
Balance Sheet line items	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Intangible assets, net	$1,179,297	$(211,754)	$967,543	$1,179,297	$(211,754)	$967,543
Goodwill	401,736	22,137	423,873	401,736	22,137	423,873
Total assets	2,004,923	(189,617)	1,815,306	2,038,796	(189,617)	1,849,179
Deferred income taxes	317,989	(76,601)	241,388	311,053	(76,601)	234,452
Retained earnings (deficit)	(640,926)	(113,016)	(753,942)	(643,623)	(113,016)	(756,639)
Total shareholders’ equity	303,511	(113,016)	190,495	299,919	(113,016)	186,903
Total liabilities and shareholders’ equity	2,004,923	(189,617)	1,815,306	2,038,796	(189,617)	1,849,179

	For the three months ended March 31,
	2009
	Previously		As
Statements of Cash Flow line items	Reported	Adjustments	Restated
Operations:
Gain on repurchase of senior notes	—	(14,905)	(14,905)
Other, net	(2,568)	(216)	(2,784)
Accrued interest payable	1,949	(1)	1,948
Net cash provided by continuing Operations	19,953	(15,122)	4,831
Net cash provided by operations	19,953	(15,122)	4,831

Financing:
Purchase of senior notes	(40,382)	15,122	(25,260)
Net cash used for financing	(22,669)	15,122	(7,547)
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

(3)	SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets (FCC licenses) be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. The Company measures the fair value of goodwill and indefinite lived intangible assets annually as of December 31. Please refer to Notes 1 and 4 in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K/A for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the advertising environment, management reviewed goodwill and indefinite lived intangible assets for potential impairment at the end of the first quarter of 2009. For goodwill, management’s process involved analyzing the key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. For FCC licenses, management’s process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Where appropriate, management updated the calculations with the actual results for the three months ended March 31, 2009, the Company’s revised forecasts, and considered recent financial projections. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite lived intangible assets exceed their carrying amounts at March 31, 2009; therefore, no adjustment to goodwill or indefinite lived intangible assets is necessary.

In assessing the recoverability of the Company’s goodwill and indefinite lived intangible assets, and considering whether an event has occurred or circumstances have changed that would, more likely than not, reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time. If some or all of these key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite lived intangible assets.

(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008. The Company has revised its presentation of its earnings per share to reflect the retrospective application of FSP EITF 03-6-1.

	Three months ended			Three months ended
	March 31, 2009			March 31, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income(loss)	$8,911			$(15,379)
Less: Income to participating securities	93			83

Basic EPS:
Income available to common stockholders	8,818	102,378	$.09	(15,462)	102,267	$(.15)
Effect of dilutive securities:
Options(a)	—	16		—	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$8,818	102,394	$.09	$(15,462)	102,267	$(.15)

(a)	For the three months ended March 31, 2009, 12,825 options were excluded because the exercise price is in excess of the average market price. For the three months ended March 31, 2008, all options were excluded due to the loss from continuing operations.
(5)	On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following then-existing accounting principles. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after January 1, 2009.

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

On June 16, 2008, the FASB issued FSP EITF 03-6-1 which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted FSP EITF 03-6-1 in the first quarter of 2009; however, the adoption requires retrospective application to prior periods earnings per share amounts presented. Accordingly, the Company has revised its presentation of its earnings per share and weighted average shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.

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
Other
SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets (FCC licenses) be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite lived intangible assets annually as of December 31. Please refer to Notes 1 and 4 in the notes to the consolidated financial statements included in the Company’s Form 10-K/A, for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the advertising environment, management reviewed goodwill for potential impairment at the end of the first quarter of 2009. For goodwill, management’s process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. For FCC licenses, management’s process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Where appropriate, management updated the calculations with the actual results for the three months ended March 31, 2009, the Company’s revised forecasts, and to consider recent financial projections. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite lived intangible assets exceed their carrying amounts at March 31, 2009; therefore, no adjustment to the goodwill or indefinite lived intangible assets is necessary.
In assessing the recoverability of the Company’s goodwill and indefinite lived intangible assets, and considering whether an event has occurred or circumstances have changed that would, more likely than not, reduce the fair value of a reporting unit or indefinite lived intangible asset below its carrying amount, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time. If some or all of these key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite lived intangible assets.

Discontinued Operations
The historical results of the Company’s newspaper businesses and related assets are presented as discontinued operations due to the spin-off of these assets into a separate public company on February 8, 2008.
Liquidity and Capital Resources
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity.
Operating Cash Flows
Net cash provided by operations was $4,831 in the first quarter 2009 compared with net cash used for operating activities of $1,437 in the first quarter 2008. The 2009 operating cash flows were primarily provided by net earnings adjusted for non-cash charges. Additionally, cash provided by a decrease in accounts receivable was mostly offset by routine changes in other working capital items. The 2008 operating cash flows consisted of $463 used for continuing operations and $974 used for discontinued operations. Cash provided by net earnings adjusted for non-cash charges and a decrease in accounts receivable was more than offset by cash used for routine changes in other working capital items and the payment of supplemental retirement costs and costs related to the spin-off of A.H. Belo Corporation.
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
Financing Cash Flows
Net cash flows used for financing activities were $7,547 in the first quarter 2009 compared with net cash flows provided by financing activities of $3,327 in the first quarter 2008. There were no financing cash flows from discontinued operations for either period. The 2009 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock as described below. The 2008 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, dividends on common stock and repurchase of treasury stock.
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

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” for the Company’s financial assets and liabilities. On January 1, 2009, the Company adopted SFAS 157 for the Company’s non-financial assets and liabilities. SFAS 157 establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of SFAS 157 had no effect on the Company’s financial position or results of operations.
On June 16, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted FSP EITF 03-6-1 in the first quarter 2009. The adoption requires restatement of prior period earnings per share amounts. The adoption of FSP EITF 03-6-1 did not have a significant impact on the Company’s financial statements.
Forward-Looking Statements
Statements in this Form 10-Q/A concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
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
Item 4. Controls and Procedures
In connection with the restatement discussed above in the explanatory note to the Form 10-Q/A and in Note 1 to the consolidated financial statements, the Company, under the supervision and with the participation of the Company’s management, including the Company’s president and Chief Executive Officer and executive vice president/Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this amended Form 10-Q. Due to the material weakness noted in the paragraph below, the president and Chief Executive Officer and executive vice president/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.
During the Company’s second quarter 2009 review of goodwill and other intangible assets under SFAS 142, a material weakness was detected in internal control over financial reporting related to the design and application of control procedures associated with preparing and evaluating the carrying amount of its FCC licenses for purposes of assessing impairments as required by SFAS 142. As a result, the Company previously did not report the proper amount of impairment charges related to goodwill and intangible assets for the two years ended December 31, 2008 and 2007.

Subsequent to June 30, 2009, and as of the date of this amended filing, the Company has implemented additional controls related to the calculation of impairment of its goodwill and intangible assets. These additional controls include:
•	Modified policies and procedures related to goodwill and intangible asset impairment

•	Enhanced review of goodwill and intangible asset carrying amount calculations, and

•	New monitoring activities.
These additional controls have been designed to ensure that all technical aspects of SFAS 142 and related generally accepted accounting principles are properly considered and applied.
The Company has adjusted its consolidated condensed balance sheets in this amended Form 10-Q to reflect adjustments made to its goodwill and intangible asset balances as of March 31, 2009, and December 31, 2008. Accordingly, management believes that the consolidated financial statements included in this amended Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Amendment No. 1 to its Annual Report on Form-10-K/A for the fiscal year ended December 31, 2008.

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

Exhibit
Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the

Exhibit
Number		Description

Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.13 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the 2000 Form 10-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

		(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

		(2)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

		(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

		(4)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

			*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

		(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

		(6)	*	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

		(7)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

		(8)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

		(9)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

10.1		Financing agreements:

		(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America

Exhibit
Number	Description

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

	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

	(3)	*	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 3, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

	(4)	*	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 3.10 to the 2009 Form 10-K)

10.2	Compensatory plans:

	~(1)	Belo Savings Plan:

		*	(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

		*	(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”)).

		*	(c)	Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(c) to the 2009 Form 10-K).

		*	(d)	Third Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K).

	~(2)	Belo 1986 Long-Term Incentive Plan:

		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4,

Exhibit
Number	Description

2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

		*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008. (Exhibit 10.2(5)(c) to the 2009 Form 10-K)

	~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

	~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000(Securities and Exchange Commission File No. 333-43056))

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the 2002 Form 10-K)

		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

	~(8)	*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))

		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))

		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

		*	(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598))

		*	(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)

		*	(f)	Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008 (Exhibit 10.2(8)(f) to the 2nd Quarter 2008 Form 10-Q)

		*	(g)	Fourth Amendment to the Belo 2004 Executive Compensation Plan, dated September 26, 2008 (Exhibit 10.2(8)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Securities and Exchange Commission File No. 001-08598)

Exhibit
Number	Description

	~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

	~(10)	Belo Corp. Change In Control Severance Plan

10.3	Agreements relating to the distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
August 10, 2009	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer, Principal Financial Officer)

August 10, 2009	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)