Form 10-Q
period 2009-06-30
BELO CORP
filed 2009-08-10
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $1.67 par value	102,535,951*

*	Consisting of 89,915,122 shares of Series A Common Stock and 12,620,829 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.

Item 1.	Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended

	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2009	2008	2009	2008

Net Operating Revenues	$144,770	$188,969	$278,306	$363,796

Operating Costs and Expenses
Station salaries, wages and employee benefits	45,536	57,179	98,209	119,328
Station programming and other operating costs	49,219	50,154	97,584	104,092
Corporate operating costs	5,199	6,618	14,148	15,708
Spin-off related costs	—	410	—	4,659
Depreciation	9,967	10,324	20,759	21,208

Total operating costs and expenses	109,921	124,685	230,700	264,995

Earnings from operations	34,849	64,284	47,606	98,801

Other Income and Expense
Interest expense	(15,332)	(21,495)	(29,912)	(44,239)
Other income, net	(2,805)	804	13,564	1,073

Total other income and expense	(18,137)	(20,691)	(16,348)	(43,166)

Earnings from continuing operations before income taxes	16,712	43,593	31,258	55,635
Income taxes	6,417	17,214	12,052	40,136

Net earnings from continuing operations	10,295	26,379	19,206	15,499

Discontinued operations, net of tax	—	—	—	(4,499)

Net earnings	$10,295	$26,379	$19,206	$11,000

Net earnings per share — Basic:
Earnings per share from continuing operations	$0.10	$0.25	$0.18	0.15
Loss per share from discontinued operations	—	—	—	(0.04)

Net earnings per share	$0.10	$0.25	$0.18	$0.11

Net earnings per share — Diluted:
Earnings per share from continuing operations	$0.10	$0.25	$0.18	$0.15
Loss per share from discontinued operations	—	—	—	(0.04)

Net earnings per share	$0.10	$0.25	$0.18	$0.11

Dividends declared per share	$—	$—	$0.075	$0.075
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(unaudited)	2009	2008

Assets

Current assets:
Cash and temporary cash investments	$4,077	$5,770
Accounts receivable, net	116,540	138,638
Other current assets	20,288	22,276

Total current assets	140,905	166,684

Property, plant and equipment, net	193,842	209,988
Intangible assets, net	967,543	967,543
Goodwill, net	423,873	423,873
Other assets	76,614	81,091

Total assets	$1,802,777	$1,849,179

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,584	$19,385
Accrued expenses	37,063	51,399
Dividends payable	—	7,665
Accrued interest payable	7,635	8,212
Income taxes payable	1,126	18,067
Other current liabilities	4,645	5,083

Total current liabilities	66,053	109,811

Long-term debt	1,069,436	1,092,765
Deferred income taxes	243,603	234,452
Pension obligation	192,547	192,541
Other liabilities	29,768	32,707

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 89,781,833 shares at June 30, 2009 and 89,184,467 shares at December 31, 2008	149,936	148,938
Series B: Issued 12,722,312 shares at June 30, 2009 and 13,019,733 shares at December 31, 2008	21,246	21,743
Additional paid-in capital	910,771	909,797
Accumulated deficit	(743,647)	(756,639)
Accumulated other comprehensive loss	(136,936)	(136,936)

Total shareholders’ equity	201,370	186,903

Total liabilities and shareholders’ equity	$1,802,777	$1,849,179

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2009	2008

Operations
Net earnings (loss)	$19,206	$11,000
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net loss from discontinued operations	—	4,499
Gain on repurchase of senior notes	(14,905)	—
Depreciation	20,759	21,208
Deferred income taxes	12,273	11,510
Employee retirement funding	(147)	(5,304)
Share-based compensation	1,278	6,812
Other non-cash expenses	(3,155)	(4,770)
Equity income (loss) from partnerships	169	(336)
Other, net	(3,050)	(1,567)
Net change in operating assets and liabilities:
Accounts receivable	22,799	17,392
Other current assets	(1,094)	(3,442)
Accounts payable	(3,800)	(12,122)
Accrued expenses	(13,590)	(17,499)
Accrued interest payable	(525)	(612)
Income taxes payable	(16,859)	8,937

Net cash provided by continuing operations	19,359	35,706
Net cash used for discontinued operations	—	(12,753)

Net cash provided by operations	19,359	22,953

Investments
Capital expenditures	(2,805)	(15,959)
Other investments	3,246	399
Other, net	2,142	(1,425)

Net cash provided by (used for) investments of continuing operations	2,583	(16,985)
Net cash used for investments of discontinued operations	—	(304)

Net cash provided by (used for) investments	2,583	(17,289)

Financing
Net proceeds from revolving debt	83,100	144,550
Payments on revolving debt	(66,100)	(132,400)
Purchase of senior notes	(25,260)	—
Payment of dividends on common stock	(15,375)	(20,439)
Purchase of treasury stock	—	(2,203)

Net cash used for financing	(23,635)	(10,492)

Net decrease in cash and temporary cash investments	(1,693)	(4,828)
Cash and temporary cash investments at beginning of period	5,770	11,190

Cash and temporary cash investments at end of period	$4,077	$6,362

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2008.

In preparing the accompanying unaudited consolidated condensed financial statements, the Company has reviewed events that have occurred subsequent to June 30, 2009, through the issuance of the financial statements, which occurred on August 10, 2009.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated. Certain prior period amounts have been restated to conform with current year presentation.
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

                         Statement of discontinued operations for the six months ended June 30, 2008:

2008
Net revenues	$64,869
Total operating costs and expenses	72,319

Loss from discontinued operations	(7,450)
Other income and expense, net	101

Earnings (loss) from discontinued operations before income taxes	(7,349)
Income taxes	2,850

Net loss from discontinued operations	$(4,499)

There were no discontinued operations for the three months ended June 30, 2008.
Additionally, Belo incurred $4,659 of expenses during the first half of 2008 related to the spin-off.
Under a services agreement, the Company and A. H. Belo (or their respective subsidiaries) are providing each other various services and/or support for a period of up to two years after the spin-off date. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo are on an arms-length basis or on a basis consistent with the business purpose of the parties. During the three and six months ended June 30, 2008, the Company provided $319 and $773, respectively, in services to A. H. Belo and A. H. Belo provided $4,838 and $7,732 respectively in information technology and Web-related services to the Company. During the three and six months ended June 30, 2009, the Company provided $374 and $747, respectively, in services to A. H. Belo and A. H. Belo provided $4,273 and $8,821, respectively, in information technology and Web-related services to the Company.
(3)	SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets (FCC licenses) be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. The Company measures the fair value of goodwill and indefinite lived intangible assets annually as of December 31. Please refer to Notes 1 and 4 in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K/A, for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the advertising environment, management reviewed goodwill and indefinite lived intangible assets for potential impairment at the end of the second quarter of 2009. For goodwill, management’s process involved analyzing the key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. For FCC licenses, management’s process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Where appropriate, management updated the calculations with the actual results for the six months ended June 30, 2009, the Company’s revised forecasts, and considered recent financial projections. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite lived intangible assets exceed their carrying amounts at June 30, 2009; therefore, no adjustment to goodwill or indefinite lived intangible assets is necessary.

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
(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008. The Company has revised its presentation of its earnings per share to reflect the retrospective application of FSP EITF 03-6-1.

	Three months ended			Six months ended
	June 30, 2009			June 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$10,295			$19,206
Less: Income to participating securities	(185)			(285)

Basic EPS:
Income available to common stockholders	10,110	102,497	$0.10	18,921	102,438	$0.18

Effect of dilutive securities:
Options(a)	—	16		—	20

Diluted EPS:
Income available to common stockholders plus assumed conversions	$10,110	102,513	$0.10	$18,921	102,458	$0.18

(a)	For the three and six months ended June 30, 2009, 12,568 options were excluded because the exercise price is in excess of the average market price.

	Three months ended			Six months ended
	June 30, 2008			June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income	$26,379			$11,000
Less: Income to participating securities	(505)			(145)

Basic EPS:
Income available to common stockholders	25,874	102,202	$0.25	10,855	102,235	$0.11

Effect of dilutive securities:
Options(b)	—	—		—	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$25,874	102,202	$0.25	$10,855	102,235	$0.11

(b)	For the three and six months ended June 30, 2008, 12,919 options were excluded because the exercise price is in excess of the average market price.
(5)	On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following then-existing accounting principles. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, Belo consummates after January 1, 2009.
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
On June 16, 2008, the FASB issued FSP EITF 03-6-1, which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted FSP EITF 03-6-1 in the first quarter of 2009; however, the adoption requires retrospective application to prior periods earnings per share amounts presented. Accordingly, the Company has revised its presentation of its earnings per share and weighted average shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.
(6)	On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which matures upon expiration of the agreement in June 2011 (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. Beginning February 26, 2009, and continuing through June 30, 2010, the maximum allowed leverage ratio is 6.25. Effective July 1, 2010, through September 29, 2010, the maximum allowed leverage ratio decreases to 6.00. Beginning September 30, 2010, and continuing through December 30, 2010, the maximum allowed leverage ratio is 5.75. From December 31, 2010, and continuing thereafter, the maximum allowed leverage ratio is 5.00. Beginning February 26, 2009, and continuing through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, and continuing thereafter, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25. At June 30, 2009, the Company’s debt coverage ratio was 5.3 and its interest coverage ratio was 3.0, both of which are in compliance with debt covenant requirements under the 2009 Credit Agreement. As of June 30, 2009, the balance outstanding under the 2009 Credit Agreement was $454,000, the weighted average interest rate was 3.0 percent and all unused borrowings were available for borrowing.

During the six months ended June 30, 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due May 30, 2013, for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.
At June 30, 2009, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $137,222, $127,500, and $147,600, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity.
(7)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,060 and $1,733, for the three and six months ended June 30, 2009. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $295 and $2,906, for the three and six months ended June 30, 2008. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.
(8)	Belo sponsors a defined contribution plan (the 401(k) Plan or Belo Savings Plan) established effective October 1, 1989. The Belo Savings Plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. From April 1, 2007, through December 31, 2008, Belo contributed an amount equal to two percent of the compensation paid to eligible employees of the Belo Savings Plan, subject to limitations. Effective January 1, 2009, this two percent contribution became discretionary. On March 10, 2009, the Company announced that it had suspended Company matching contributions into the Belo Savings Plan.
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
(9)	The net periodic pension cost (benefit) for the three and six months ended June 30, 2009 and 2008 includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest cost on projected benefit obligation	$8,304	$7,548	$16,608	$15,097
Expected return on assets	(8,673)	(9,468)	(17,328)	(18,936)
Amortization of net loss	(619)	—	732	—

Net periodic pension cost (benefit)	$(988)	$(1,920)	$12	$(3,839)

Effective with the spin-off of A. H. Belo, approximately 94 percent of Pension Plan participants were inactive. Under SFAS 87 “Employers’ Accounting for Pensions,” the Company was required to change the amortization period for gains and losses from the average remaining service of active participants to the average remaining life expectancy of inactive participants. As noted in the table above, this change had no effect on 2008 pension expense.
During the first six months of 2009, the Company did not make any contributions to the Pension Plan. The Company is not required to make contributions to the plan during 2009.
(10)	Under the terms of a separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the lawsuits described in the following paragraph.
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
Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.
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
In 1997, the Federal Communications Commission (FCC) adopted rules for implementing digital television service (DTV). With certain limited exceptions, all full power broadcast stations began transmitting their signals in a digital only format on June 12, 2009. As part of the FCC’s nightlight program, five of the Company’s stations continued to transmit their signals in an analog format for up to 30 days after the DTV transition date to provide emergency notifications and DTV transition information to viewers in their markets.
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

The following table sets forth the Company’s major media assets as of June 30, 2009:
Television Group

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)

Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		9
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		8
Phoenix	12	KTVK	1999	IND	3	13	5	*	4
Phoenix	12	KASW	2000	CW	61	13	7		3
Seattle/Tacoma	14	KING	1997	NBC	5	13	1		11
Seattle/Tacoma	14	KONG	2000	IND	16	13	5		2
Seattle/Tacoma	14	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2	*	10
Portland	22	KGW	1997	NBC	8	8	1		11
Charlotte	24	WCNC	1997	NBC	36	8	3		7
San Antonio	37	KENS	1997	CBS	5	10	2		9
San Antonio(5)	37	KCWX	—	CW	2	10	8	*	1
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	2		10
Louisville	49	WHAS	1997	ABC	11	7	1	*	10
Austin	50	KVUE	1999	ABC	24	7	1		8
New Orleans(6)	53	WWL	1994	CBS	4	8	1		15
New Orleans(7)	53	WUPL	2007	MNTV	54	8	6		1
Tucson	68	KMSB	1997	FOX	11	9	4		6
Tucson	68	KTTU	2002	MNTV	18	9	6	*	1
Spokane	75	KREM	1997	CBS	2	7	1	*	14
Spokane	75	KSKN	2001	CW	22	7	5		2
Boise(8)(9)	112	KTVB	1997	NBC	7	5	1		22

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the September 2008 Nielsen Media Research report.

(2)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the May 2009 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the May 2009 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	WWL also produces “NewsWatch on Channel 15,” an around-the-clock local news and weather cable channel.

(7)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more stations in the market.
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
Results of Operations
(Dollars in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008

Net operating revenues	$144,770	(23.4%)	$188,969	$278,306	(23.5%)	$363,796
Operating costs and expenses	109,921	(11.8%)	124,685	230,700	(12.9%)	264,995

Earnings from operations	34,849	(45.8%)	64,284	47,606	(51.8%)	98,801
Other income (expense)	(18,137)	(12.3%)	(20,691)	(16,348)	(62.1%)	(43,166)

Earnings from continuing operations before income taxes	16,712	(61.7%)	43,593	31,258	(43.8%)	55,635
Income taxes	(6,417)	(62.7%)	(17,214)	(12,052)	(70.0%)	(40,136)

Net earnings from continuing operations	10,295	(61.0%)	26,379	19,206	23.9%	15,499
Discontinued operations, net of tax	—	—	—	—	100.0%	(4,499)

Net earnings	$10,295	(61.0%)	$26,379	$19,206	74.6%	$11,000

Net Operating Revenues

	Three months ended June 30,			Six months ended June 30,
	Percentage			Percentage
	2009	Change	2008	2009	Change	2008

Non-political advertising	$125,937	(26.6%)	$171,473	$243,723	(25.4%)	$326,710
Political advertising	1,875	(48.5%)	3,642	2,520	(71.1%)	8,710
Other	16,958	22.4%	13,854	32,063	13.0%	28,376

Net operating revenues	$144,770	(23.4%)	$188,969	$278,306	(23.5%)	$363,796

Non-political advertising revenues decreased $45,536, or 26.6 percent, in the three months ended June 30, 2009, compared to the three months ended June 30, 2008. This decrease is primarily due to a $44,845, or 27.9 percent, decrease in local and national spot revenue. Spot revenue decreased in most categories but primarily in the automotive, retail, entertainment, consumer services, home construction and improvement, healthcare, restaurant and financial services categories. Internet advertising revenues decreased $380, or 5.1 percent. Political advertising revenues decreased $1,767 in the second quarter 2009 as compared with the second quarter 2008. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Non-political advertising revenues decreased $82,986, or 25.4 percent, in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This decrease is primarily due to an $81,885, or 26.7 percent, decrease in local and national spot revenue. Spot revenue decreased in most categories but primarily in the automotive, retail, entertainment, financial services, restaurants, home construction and improvement and healthcare categories. Internet advertising revenues decreased $754, or 5.2 percent. Political advertising revenues decreased $6,190 in the six months ended June 30, 2009, compared with the six months ended June 30, 2008. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Operating Costs and Expenses
For the three months ended June 30, 2009, station salaries, wages and employee benefits decreased $11,643, or 20.4 percent, primarily due to decreases in salary expense of $5,167, vacation expense of $2,963 (due to an announced change to the Company’s vacation policy), 401(k) Plan expense of $1,869, sales commissions of $1,085, pension transition supplement expense of $860 and bonus expense of $780. These decreases were partially offset by an increase in medical insurance costs of $1,006. Station programming and other operating costs decreased $935, or 1.9 percent, with decreases in most expense categories, including a $3,029 decrease in advertising expense and a $928 decrease in national representation fees. In 2005, the Federal Communications Commission (FCC) allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment. The Company recognized credits for this replacement of $765 in the second quarter 2009 and $4,733 in the second quarter 2008, as one Belo market converted to this digital equipment in the second quarter 2009 versus five Belo markets in the second quarter 2008. Corporate operating costs decreased $1,419, or 21.4 percent, in the second quarter 2009, primarily due to an insurance reimbursement.
For the six months ended June 30, 2009, station salaries, wages and employee benefits decreased $21,119, or 17.7 percent, primarily due to decreases in salary expense of $8,458, vacation expense of $3,074 (due to the policy change noted above), 401(k) Plan expense of $3,061, bonus expense of $1,992, pension transition supplement expense of $1,966, sales commissions of $1,918 and self-insured medical insurance costs of $1,158. Station programming and other operating costs decreased $6,509, or 6.3 percent, with decreases in most expense categories, including a $4,611 decrease in advertising expense. For the six month periods, the credits recognized for the FCC decision discussed above were $2,634 and $4,733 for 2009 and 2008, respectively, as two Belo markets converted to this digital equipment in the first half of 2009 versus five Belo markets in the first half of 2008. Corporate operating costs decreased $1,559, or 9.9 percent, in the first six months of 2009, with a decrease in bonus expense of $1,637 and a $1,476 reduction in various other expense categories partially offset by an increase in pension expense of $2,029.
During the three and six months ended June 30, 2008, the Company incurred $410 and $4,659, respectively, in charges related to the spin-off of its newspaper businesses and related assets mentioned above.

Other income (expense)
Interest expense decreased in the three and six months ended June 30, 2009, primarily due to the repayment of $350,000 of outstanding 8% Senior Notes in the fourth quarter of 2008 with funds from the revolving credit facility, which has a lower interest rate. Additionally, in the fourth quarter 2008 and the first quarter 2009, the Company purchased a total of $74,075 of the Company’s outstanding 6 3/4% Senior Notes due in 2013 and $10,000 of the Company’s outstanding 7 1/4% Senior Debentures due in 2027 for a total cost of $52,048. The purchases were also funded with lower rate borrowings under the credit facility.
Other income, net decreased $3,609 in the second quarter 2009 compared to the second quarter 2008. The second quarter of 2009 included $947 in costs related to the relocation of the Company’s bureau in Washington, DC and an increase of $500 in the reserve for an investment. Other income, net increased $12,491 in the first half of 2009 compared to the first half of 2008 primarily due to a $14,905 gain related to the Company’s first quarter 2009 purchase of debt securities as discussed above. The debt securities were purchased on the open market at a discount. Additionally, the Company sold its interest in a Web site joint venture for a gain of $1,616 in the first half of 2009.
Income taxes decreased $10,797, or 62.7 percent, for the three months ended June 30, 2009, compared with the three months ended June 30, 2008, due to lower taxable income. Income taxes decreased $28,084, or 70.0 percent, for the six months ended June 30, 2009, compared with the six months ended June 30, 2008, due to lower taxable income and a one-time tax charge in the first half of 2008 related to the spin-off of the Company’s newspaper businesses and related assets. Although the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in a federal income tax obligation estimated at $18,235 as of June 30, 2008.
Other
SFAS 142, “Goodwill and Intangible Assets,” requires that goodwill and indefinite lived intangible assets (FCC licenses) be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. The Company measures the fair value of goodwill and indefinite lived intangible assets annually as of December 31. Please refer to Notes 1 and 4 in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K/A, for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the advertising environment, management reviewed goodwill and indefinite lived intangible assets for potential impairment at the end of the second quarter of 2009. For goodwill, management’s process involved analyzing the key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. For FCC licenses, management’s process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Where appropriate, management updated the calculations with the actual results for the six months ended June 30, 2009, the Company’s revised forecasts, and to consider recent financial projections. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite lived intangible assets exceed their carrying amounts at June 30, 2009; therefore, no adjustment to goodwill or indefinite lived intangible assets is necessary.
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
Bank Borrowings and Long-Term Debt
On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which matures upon expiration of the agreement in June 2011 (the 2009 Credit Agreement). The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement is guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. Beginning February 26, 2009, and continuing through June 30, 2010, the maximum allowed leverage ratio is 6.25. Effective July 1, 2010, through September 29, 2010, the maximum allowed leverage ratio decreases to 6.00. Beginning September 30, 2010, and continuing through December 30, 2010, the maximum allowed leverage ratio is 5.75. From December 31, 2010, and continuing thereafter, the maximum allowed leverage ratio is 5.00. Beginning February 26, 2009, and continuing through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, and continuing thereafter, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25. As of June 30, 2009, the balance outstanding under the 2009 Credit Agreement was $454,000, the weighted average interest rate was 3.0 percent and all unused borrowings were available for borrowing.
At June 30, 2009, the Company’s leverage ratio was 5.3 and its interest coverage ratio was 3.0, both of which are in compliance with debt covenant requirements under the 2009 Credit Agreement. If advertising revenue comparisons to the prior year continue near current levels, the Company’s leverage ratio can be expected to increase and could potentially exceed the maximum ratio allowed in 2009. Management has held preliminary discussions with the Company’s lead banks and believes that the Company could obtain covenant relief prior to any such event. The Company expects its leverage ratio to decrease in 2010 from 2009 levels.
At June 30, 2009, Belo had $615,406 in fixed-rate debt securities as follows: $175,406 of 6-3/4% Senior Notes due 2013, $200,000 of 7-3/4% Senior Debentures due 2027; and $240,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3%.

In the first six months of 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due 2013 for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.
Operating Cash Flows
Net cash provided by operations was $19,359 in the first six months of 2009 and $22,953 in the first six months of 2008. The 2009 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and a decrease in accounts receivable, partially offset by cash used for routine changes in other working capital items. The 2008 operating cash flows consisted of $35,706 provided by continuing operations and $12,753 used for discontinued operations. The 2008 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and a decrease in accounts receivable, partially offset by cash used for the payment of costs related to the spin-off of A. H. Belo Corporation and supplemental retirement costs.
Investing Cash Flows
Net cash flows provided by investing activities were $2,583 in the first six months of 2009 compared to $17,289 in net cash flows used in investing activities in the first six months of 2008. The 2008 investing cash flows consisted of $16,985 used for continuing operations investing activities and $304 used for discontinued operations investing activities. The change from 2008 cash flows is primarily attributable to lower capital expenditures and divestiture of a joint venture interest in the first six months of 2009.
Capital Expenditures
Total capital expenditures for continuing operations were $2,805 in the first six months of 2009 compared with $15,959 in the first six months of 2008. Total capital expenditures for discontinued operations were $304 in the first quarter 2008.
Financing Cash Flows
Net cash flows used for financing activities were $23,635 in the first six months of 2009 compared with $10,492 in the first six months of 2008. There were no financing cash flows from discontinued operations for either period. The 2009 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock as described below. The 2008 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and dividends on common stock.
Dividends
On March 6, 2009, the Company paid fourth quarter 2008 dividends of $.075 per share, or $7,687, on Series A and Series B common stock outstanding to shareholders of record on February 13, 2009.
On June 5, 2009, the Company paid first quarter 2009 dividends of $.075 per share, or $7,688, on Series A and Series B common stock outstanding to shareholders of record on May 15, 2009.
On March 3, 2009, the Company announced that it would suspend dividends indefinitely following the June 5, 2009, payment.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of June 30, 2009, under this authority was 13,030,716 shares. During the second quarter 2009, no shares were repurchased under this program. The 2009 Credit Agreement, which became effective on February 26, 2009, does not permit share repurchases.
Recent Accounting Pronouncements
On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following then-existing accounting principles. The Company expects SFAS 141R will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, Belo consummates after January 1, 2009.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, including the national transition to digital television in June 2009 and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s president and Chief Executive Officer and executive vice president/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-Q. Due to the material weakness noted in the paragraph below, the president and

Chief Executive Officer and executive vice president/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.
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
Subsequent to June 30, 2009, and as of the date of this filing, the Company has implemented additional controls related to the calculation of impairment of its goodwill and intangible assets. These additional controls include:
•	Modified policies and procedures related to goodwill and intangible asset impairment

•	Enhanced review of goodwill and intangible asset carrying amount calculations, and

•	New monitoring activities.
These additional controls have been designed to ensure that all technical aspects of SFAS 142 and related generally accepted accounting principles are properly considered and applied.
The Company has adjusted its consolidated condensed balance sheet in this Form 10-Q to reflect adjustments made to its goodwill and intangible asset balances as of December 31, 2008. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
PART II.
Item 1. Legal Proceedings
In addition to the proceedings previously disclosed (see Note 10 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 12, 2009. All nominees standing for election as directors (Proposal I) were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

		Withheld
Nominee	For	Authority
Henry P. Becton, Jr.	196,803,735	8,404,894
James M. Moroney III	200,958,340	4,250,289
Lloyd D. Ward	181,437,364	23,771,265
In addition to those directors elected at the Annual Meeting, the following directors continue in office: Judith L. Craven, M.D., M.P.H., Robert W. Decherd, Dealey D. Herndon, Wayne R. Sanders, Dunia A. Shive, and M. Anne Szostak.
At the Annual Meeting, a proposal to approve Belo’s Amended and Restated 2004 Executive Compensation Plan (Proposal II), which was designed to provide long-term and short-term incentives to executives, key employees and directors, was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against, and the number of abstentions and broker nonvotes with respect to this proposal.

	For	Against	Abstain	Broker Nonvotes
Proposal II	181,188,536	5,018,201	489,248	18,512,644
At the Annual Meeting, a proposal to approve the ratification of the appointment of Ernst & Young LLP as Belo’s independent registered public accounting firm (Proposal III) was approved by the Company’s shareholders. The following chart indicates the number of votes cast for and against, and the number of abstentions with respect to this proposal. There were no broker nonvotes.

	For	Against	Abstain
Proposal III	203,480,044	1,675,092	53,493
At the Annual Meeting, a proposal to elect all directors annually and not by classes was not approved by the Company’s shareholders (Proposal IV). The following chart indicates the number of votes cast for and against, and the number of abstentions and broker nonvotes with respect to this proposal.

	For	Against	Abstain	Broker Nonvotes
Proposal IV	49,546,726	136,741,741	407,518	18,512,644
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

Exhibit
Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

Exhibit
Number	Description

(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2) *	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(3) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4) *	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(5) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(6) *	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(7) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

(8) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

(9) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
10.1 Financing agreements:

(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

(2) *	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

(3) *	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 3, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))

(4) *	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 3.10 to the 2008 Form 10-K)
10.2 Compensatory plans:

~(1)	Belo Savings Plan:

Exhibit
Number	Description

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

	*	(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the 2008 Form 10-K).

	*	(d) Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K).

~(2)		Belo 1986 Long-Term Incentive Plan:

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

~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

	*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~(5)		Belo Supplemental Executive Retirement Plan

	*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	*	(b) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

	*	(c) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008. (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

(a) First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598)

Exhibit
Number	Description

~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))

*
(a) First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))

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

~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598)
10.3 Agreements relating to the spin-off distribution of A. H. Belo:

(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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