Form 10-Q
period 2009-09-30
BELO CORP
filed 2009-11-05
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock, $1.67 par value	102,535,951*

*	Consisting of 90,650,157 shares of Series A Common Stock and 11,885,794 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

i

PART I.

Item 1.	Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands, except per share amounts (unaudited)	2009	2008	2009	2008

Net Operating Revenues	$140,617	$170,823	$418,923	$534,619

Operating Costs and Expenses
Station salaries, wages and employee benefits	47,002	56,523	145,211	175,851
Station programming and other operating costs	49,972	52,567	147,556	156,659
Corporate operating costs	7,743	5,954	21,891	21,662
Spin-off related costs	—	—	—	4,659
Depreciation	11,520	11,025	32,279	32,233
Impairment charge	242,144	—	242,144	—

Total operating costs and expenses	358,381	126,069	589,081	391,064

Earnings (loss) from operations	(217,764)	44,754	(170,158)	143,555

Other Income and Expense
Interest expense	(15,654)	(21,188)	(45,566)	(65,427)
Other income (expense), net	(657)	543	12,907	1,616

Total other income and expense	(16,311)	(20,645)	(32,659)	(63,811)

Earnings (loss) from continuing operations before income taxes	(234,075)	24,109	(202,817)	79,744
Income tax expense (benefit)	(83,554)	9,672	(71,502)	49,808

Net earnings (loss) from continuing operations	(150,521)	14,437	(131,315)	29,936

Loss from discontinued operations, net of tax	—	—	—	(4,499)

Net earnings (loss)	$(150,521)	$14,437	$(131,315)	$25,437

Net earnings per share — Basic:
Earnings (loss) per share from continuing operations	$(1.47)	$0.14	$(1.28)	0.29
Loss per share from discontinued operations	—	—	—	(0.04)

Net earnings (loss) per share	$(1.47)	$0.14	$(1.28)	$0.25

Net earnings per share — Diluted:
Earnings (loss) per share from continuing operations	$(1.47)	$0.14	$(1.28)	$0.29
Loss per share from discontinued operations	—	—	—	(0.04)

Net earnings (loss) per share	$(1.47)	$0.14	$(1.28)	$0.25

Dividends declared per share	$—	$0.15	$0.075	$0.225

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

	September 30,	December 31,
In thousands, except share and per share amounts (unaudited)	2009	2008

Assets

Current assets:
Cash and temporary cash investments	$3,277	$5,770
Accounts receivable, net	116,365	138,638
Other current assets	35,090	22,276

Total current assets	154,732	166,684

Property, plant and equipment, net	182,313	209,988
Intangible assets, net	725,399	967,543
Goodwill, net	423,873	423,873
Other assets	73,569	81,091

Total assets	$1,559,886	$1,849,179

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$13,618	$19,385
Accrued expenses	51,945	51,399
Dividends payable	—	7,665
Accrued interest payable	10,136	8,212
Income taxes payable	5,112	18,067
Other current liabilities	5,351	5,083

Total current liabilities	86,162	109,811

Long-term debt	1,042,470	1,092,765
Deferred income taxes	159,629	234,452
Pension obligation	192,347	192,541
Other liabilities	27,877	32,707

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 90,650,157 shares at September 30, 2009 and 89,184,467 shares at December 31, 2008	151,386	148,938
Series B: Issued 11,885,794 shares at September 30, 2009 and 13,019,733 shares at December 31, 2008	19,849	21,743
Additional paid-in capital	911,270	909,797
Accumulated deficit	(894,168)	(756,639)
Accumulated other comprehensive loss	(136,936)	(136,936)

Total shareholders’ equity	51,401	186,903

Total liabilities and shareholders’ equity	$1,559,886	$1,849,179

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2009	2008

Operations
Net earnings (loss)	$(131,315)	$25,437
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net loss from discontinued operations	—	4,499
Impairment charge	242,144	—
Gain on repurchase of senior notes	(14,905)	—
Depreciation	32,279	32,233
Deferred income taxes	(71,074)	20,741
Employee retirement funding	(371)	(6,875)
Share-based compensation	3,787	5,268
Other non-cash expenses	2,962	(7,091)
Equity income (loss) from partnerships	271	(406)
Other, net	(3,119)	809
Net change in operating assets and liabilities:
Accounts receivable	22,261	38,501
Other current assets	(977)	(1,996)
Accounts payable	(5,766)	(11,873)
Accrued expenses	(13,167)	(15,812)
Accrued interest payable	2,010	9,890
Income taxes payable	(15,370)	(7,014)

Net cash provided by continuing operations	49,650	86,311
Net cash used for discontinued operations	—	(9,013)

Net cash provided by operations	49,650	77,298

Investments
Capital expenditures	(4,466)	(19,514)
Other investments	2,240	(1,029)
Other, net	718	(1,033)

Net cash used for investments of continuing operations	(1,508)	(21,576)
Net cash used for investments of discontinued operations	—	(304)

Net cash provided by (used for) investments	(1,508)	(21,880)

Financing
Net proceeds from revolving debt	114,600	202,585
Payments on revolving debt	(124,600)	(232,965)
Purchase of senior notes	(25,260)	—
Payment of dividends on common stock	(15,375)	(28,101)
Purchase of treasury stock	—	(2,203)

Net cash used for financing	(50,635)	(60,684)

Net decrease in cash and temporary cash investments	(2,493)	(5,266)
Cash and temporary cash investments at beginning of period	5,770	11,190

Cash and temporary cash investments at end of period	$3,277	$5,924

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
On February 8, 2008, the Company completed the spin-off of its newspaper businesses and related assets into a separate public company. The operations for the newspaper businesses and related assets that were part of the spin-off are presented as discontinued operations. See Note 2. The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280-10, (formerly Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information”) to be aggregated into one reporting segment.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A (2008 Form 10-K/A) for the year ended December 31, 2008.
In preparing the accompanying unaudited consolidated condensed financial statements, the Company has reviewed events that have occurred subsequent to September 30, 2009, through the issuance of the financial statements, which occurred on November 5, 2009.
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
Statement of discontinued operations for the nine months ended September 30, 2008:

2008

Net revenues	$64,869
Total operating costs and expenses	72,319

Loss from discontinued operations	(7,450)
Other income and expense, net	101

Earnings (loss) from discontinued operations before income taxes	(7,349)
Income taxes	2,850

Net loss from discontinued operations	$(4,499)

There were no discontinued operations for the three months ended September 30, 2008.
Additionally, Belo incurred $4,659 of expenses during the first nine months of 2008 related to the spin-off.

Under a services agreement, the Company and A. H. Belo (or their respective subsidiaries) are providing each other various services and/or support for a period of up to two years after the spin-off date. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo are on an arms-length basis or on a basis consistent with the business purpose of the parties. During the three and nine months ended September 30, 2008, the Company provided $519 and $1,292, respectively, in payroll and legal services to A. H. Belo, and A. H. Belo provided $5,391 and $13,123, respectively, in information technology and Web-related services to the Company. During the three and nine months ended September 30, 2009, the Company provided $367 and $1,114, respectively, in payroll and legal services to A. H. Belo, and A. H. Belo provided $4,019 and $12,840, respectively, in information technology and Web-related services to the Company.
On September 14, 2009, the Company and A. H. Belo amended the tax matters agreement between the two companies to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 tax return. After the tax matters agreement was amended, the Company amended a previously filed tax return to generate an $11,978 federal income tax refund. The Company will apply the refund toward A. H. Belo’s future pension obligations to Belo Corp. related to the Company-sponsored pension plan. The refund is expected to cover any 2010 contributions required from A. H. Belo.
(3)	Goodwill and indefinite lived intangible assets (FCC licenses) are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. Goodwill is evaluated by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. The Company measures the fair value of goodwill and indefinite lived intangible assets annually as of December 31. Please refer to Notes 1 and 4 in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K/A for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the current advertising environment and after further considering near-term industry revenue expectations and prevailing average costs of capital, management reviewed goodwill and indefinite lived intangible assets for potential impairment at the end of the third quarter of 2009 and concluded that a full interim impairment test of FCC licenses and goodwill was warranted as of September 30.
Based on assessments performed as of September 30, 2009, the Company recorded a non-cash impairment charge of $242,144 reflecting the reduction in the fair value of the Company’s FCC licenses in 10 of its markets. Of this amount, $84,584 related to the Phoenix, Arizona market, $52,727 related to the Seattle, Washington market, $27,807 related to the Portland, Oregon market, $13,133 related to the St. Louis, Missouri market, $14,383 related to the Louisville, Kentucky market, $10,518 related to the Austin, Texas market, $10,212 related to the San Antonio, Texas market, $10,128 related to the Tucson, Arizona market, $9,597 related to the Spokane, Washington market, and $9,055 related to the Boise, Idaho market. The impairment charges related to FCC licenses resulted primarily from a decline in the fair value of the individual businesses, due to lower projected cash flows versus historical estimates, particularly in the first few years of projection, and an increase in prevailing average costs of capital from prior year. These lower projected cash flows reflect generally slower expected growth due to the current recessionary environment and related advertising downturn. On a comparative basis, there were no FCC license impairments recorded in either the three months or nine months ended September 30, 2008.
Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. Based upon the assessments performed as of September 30, 2009, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary.

In assessing the fair value of the Company’s goodwill and indefinite lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2009, perpetuity growth rates used ranged from 1.5% to 3.1%), forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2009, the weighted-average cost of capital used was 10.25%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.
Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. In 10 of the Company’s 15 markets, the carrying value of its FCC licenses is equal to their fair market value. A further reduction in the fair value of the FCC licenses in any of these 10 markets will result in an impairment charge. After giving consideration to the impairment charge recorded in the third quarter, the carrying value of the FCC licenses in those 10 markets represents approximately $649,441 of the Company’s total $725,399 of FCC licenses. Goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 20% represent over 75% of the total investments in goodwill as of September 30, 2009, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite lived intangible assets.
(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) (Numerator)
Net income (loss)	$(150,521)	$14,437	$(131,315)	$25,437
Less: Income to participating securities	—	(167)	—	(292)

Income available to common stockholders	(150,521)	14,270	(131,315)	25,145

Shares (Denominator)
Weighted average shares outstanding (basic)	102,536	102,204	102,471	102,224
Dilutive effect of employee stock options	—	—	—	—
Dilutive effect of restricted stock units (RSU)	—	—	—	—

Adjusted weighted average shares outstanding	102,536	102,204	102,471	102,224

Earnings per share:
Basic	(1.47)	.14	(1.28)	.25
Diluted	(1.47)	.14	(1.28)	.25
For the three and nine months ended September 30, 2009, the Company excluded 12,600 options and 1,158 RSUs due to the net loss from continuing operations. For the three and nine months ended September 30, 2008, the Company excluded 12,881 options and 1,199 RSUs because to include them would be anti-dilutive.
(5)	On January 1, 2009, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standards (SFAS) 141R, “Business Combinations”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following then-existing accounting principles. The Company expects the standard will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, Belo consummates after January 1, 2009.

On January 1, 2008, the Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) for the Company’s financial assets and liabilities. On January 1, 2009, the Company adopted ASC 820-10 for the Company’s non-financial assets and liabilities. Non-financial assets and liabilities that were impacted by this standard included intangible assets and goodwill tested annually for impairment. The standard establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of the standard had no effect on the Company’s financial position or results of operations.
On June 16, 2008, the ASC 260-10 (formerly Financial Accounting Standards Board (FASB) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”), which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted the standard in the first quarter of 2009; however, the adoption requires retrospective application to prior periods earnings per share amounts presented. Accordingly, the Company has revised its presentation of its earnings per share and weighted average shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.
In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). The FASB Accounting Standards Codification (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U. S. generally accepted accounting principles (GAAP). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in the Company’s consolidated financial statements will include the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on the Company’s financial position, results of operations or cash flows.
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

The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. Beginning February 26, 2009, and continuing through June 30, 2010, the maximum allowed leverage ratio is 6.25. Effective July 1, 2010, through September 29, 2010, the maximum allowed leverage ratio decreases to 6.00. Beginning September 30, 2010, and continuing through December 30, 2010, the maximum allowed leverage ratio is 5.75. From December 31, 2010, and continuing thereafter, the maximum allowed leverage ratio is 5.00. Beginning February 26, 2009, and continuing through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, and continuing thereafter, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25. At September 30, 2009, the Company’s leverage ratio was 5.6 and its interest coverage ratio was 3.0, both of which are in compliance with debt covenant requirements under the 2009 Credit Agreement. As of September 30, 2009, the balance outstanding under the 2009 Credit Agreement was $427,000, the weighted average interest rate was 3.5 percent and all unused borrowings were available for borrowing.
During the nine months ended September 30, 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due May 30, 2013, for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.
At September 30, 2009, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $169,328, $155,000, and $169,200, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The Company believes the 2009 Credit Agreement, as recorded, approximates fair value as the interest rates are variable based on current market rates.
(7)	In September 2009, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow it from time to time to publicly issue debt securities which may be fully and unconditionally guaranteed by the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of Belo Corp. as parent, the guarantor subsidiaries consisting of Belo Corp.’s current 100%-owned subsidiaries, non-guarantor subsidiaries consisting of discontinued operations, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$140,617	$—	$140,617

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	47,002	—	47,002
Station programming and other operating costs	—	49,972	—	49,972
Corporate operating costs	6,670	1,073	—	7,743
Depreciation	574	10,946	—	11,520
Impairment charge	—	242,144	—	242,144

Total operating costs and expenses	7,244	351,137	—	358,381

Loss from operations	(7,244)	(210,520)	—	(217,764)

Other Income and Expense
Interest expense	(15,619)	(35)	—	(15,654)
Intercompany interest	1,721	(1,721)		—
Other expense, net	(436)	(221)	—	(657)

Total other income and expense	(14,334)	(1,977)	—	(16,311)

Loss before income taxes	(21,578)	(212,497)	—	(234,075)

Income tax benefit	7,186	76,368	—	83,554
Equity in earnings (loss) of subsidiaries	(136,129)	—	136,129	—

Net earnings (loss)	$(150,521)	$(136,129)	$136,129	$(150,521)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$170,823	$—	$170,823

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	56,523	—	56,523
Station programming and other operating costs	—	52,567	—	52,567
Corporate operating costs	5,343	611	—	5,954
Depreciation	1,342	9,683	—	11,025

Total operating costs and expenses	6,685	119,384	—	126,069

Earnings (loss) from operations	(6,685)	51,439	—	44,754

Other Income and Expense
Interest expense	(21,145)	(43)	—	(21,188)
Intercompany interest	3,565	(3,565)	—	—
Other income, net	200	343	—	543

Total other income and expense	(17,380)	(3,265)	—	(20,645)

Earnings (loss) from continuing operations before income taxes	(24,065)	48,174	—	24,109

Income tax benefit (expense)	11,137	(20,809)	—	(9,672)
Equity (loss) in earnings of subsidiaries	27,365	—	(27,365)	—

Net earnings (loss)	$14,437	$27,365	$(27,365)	$14,437

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$418,923	$—	$418,923

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	145,211	—	145,211
Station programming and other operating costs	—	147,556	—	147,556
Corporate operating costs	19,828	2,063	—	21,891
Depreciation	2,700	29,579		32,279
Impairment charge	—	242,144	—	242,144

Total operating costs and expenses	22,528	566,553	—	589,081

Loss from operations	(22,528)	(147,630)	—	(170,158)

Other Income and Expense
Interest expense	(45,455)	(111)	—	(45,566)
Intercompany interest	5,128	(5,128)	—	—
Other income (expense), net	13,521	(614)	—	12,907

Total other income and expense	(26,806)	(5,853)	—	(32,659)

Loss before income taxes	(49,334)	(153,483)	—	(202,817)

Income tax benefit	19,200	52,302	—	71,502
Equity in earnings (loss) of subsidiaries	(101,181)	—	101,181	—

Net earnings (loss)	$(131,315)	$(101,181)	$101,181	$(131,315)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008
(in thousands)(unaudited)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$534,619	$—	$—	$534,619

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	175,851	—	—	175,851
Station programming and other operating costs	—	156,659	—	—	156,659
Corporate operating costs	18,728	2,934	—	—	21,662
Spin-off related costs	4,659	—	—	—	4,659
Depreciation	3,750	28,483	—	—	32,233

Total operating costs and expenses	27,137	363,927	—	—	391,064

Earnings (loss) from operations	(27,137)	170,692	—	—	143,555

Other Income and Expense
Interest expense	(65,292)	(135)	—	—	(65,427)
Intercompany interest	11,480	(11,480)	—	—	—
Other income, net	1,573	43	—	—	1,616

Total other income and expense	(52,239)	(11,572)	—	—	(63,811)

Earnings (loss) from continuing operations before income taxes	(79,376)	159,120	—	—	79,744

Income tax benefit (expense)	56,749	(106,557)	—	—	(49,808)
Equity in earnings (loss) of subsidiaries	48,064	—	—	(48,064)	—

Net earnings (loss) from continuing operations	25,437	52,563	—	(48,064)	29,936

Loss from discontinued operations, net of tax	—	—	(4,499)	—	(4,499)

Net earnings (loss)	$25,437	$52,563	$(4,499)	$(48,064)	$25,437

Condensed Consolidating Balance Sheet
As of September 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$1,914	$1,363	$—	$3,277
Accounts receivable, net	246	116,119	—	116,365
Other current assets	22,636	12,454	—	35,090

Total current assets	24,796	129,936	—	154,732

Property, plant and equipment, net	5,292	177,021	—	182,313
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	71,312	—	(71,312)	—
Intercompany receivable	450,359	—	(450,359)	—
Investment in subsidiaries	744,754	—	(744,754)	—
Other assets	41,408	32,161	—	73,569

Total assets	$1,337,921	$1,488,390	$(1,266,425)	$1,559,886

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,936	$10,682	$—	$13,618
Accrued expenses	20,762	31,183	—	51,945
Accrued interest payable	10,136	—	—	10,136
Income taxes payable	5,112	—	—	5,112
Other current liabilities	—	5,351	—	5,351

Total current liabilities	38,946	47,216	—	86,162

Long-term debt	1,042,470	—	—	1,042,470
Deferred income taxes	—	230,941	(71,312)	159,629
Pension obligation	192,347	—	—	192,347
Intercompany payable	—	450,359	(450,359)	—
Other liabilities	12,757	15,120	—	27,877

Total shareholders’ equity	51,401	744,754	(744,754)	51,401

Total liabilities and shareholders’ equity	$1,337,921	$1,488,390	$(1,266,425)	$1,559,886

Condensed Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$4,592	$1,178	$—	$5,770
Accounts receivable, net	6	138,632	—	138,638
Other current assets	3,470	18,854	(48)	22,276

Total current assets	8,068	158,664	(48)	166,684

Property, plant and equipment, net	12,363	197,625	—	209,988
Intangible assets, net	—	967,543	—	967,543
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	74,928	—	(74,928)	—
Intercompany receivable	550,799	—	(550,799)	—
Investment in subsidiaries	845,935	—	(845,935)	—
Other assets	43,210	37,881	—	81,091

Total assets	$1,535,303	$1,785,586	$(1,471,710)	$1,849,179

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$5,322	$14,063	$—	$19,385
Accrued expenses	13,548	37,899	(48)	51,399
Income taxes payable	18,067	—	—	18,067
Accrued interest payable	8,212	—	—	8,212
Dividends payable	7,665	—	—	7,665
Other current liabilities	—	5,083	—	5,083

Total current liabilities	52,814	57,045	(48)	109,811

Long-term debt	1,092,765	—	—	1,092,765
Deferred income taxes	—	309,380	(74,928)	234,452
Pension obligation	192,541	—	—	192,541
Intercompany payable	—	550,799	(550,799)	—
Other liabilities	10,280	22,427	—	32,707

Total shareholders’ equity	186,903	845,935	(845,935)	186,903

Total liabilities and shareholders’ equity	$1,535,303	$1,785,586	$(1,471,710)	$1,849,179

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$(61,927)	$111,577	$49,650

Investments
Capital expenditures	(533)	(3,933)	(4,466)
Other, net	792	2,166	2,958

Net cash provided by (used for) investments	259	(1,767)	(1,508)

Financing
Net proceeds from revolving debt	114,600	—	114,600
Payments on revolving debt	(124,600)	—	(124,600)
Purchase of senior notes	(25,260)	—	(25,260)
Payment of dividends on common stock	(15,375)	—	(15,375)
Intercompany activity	109,625	(109,625)	—

Net cash provided by (used for) financing activities	58,990	(109,625)	(50,635)

Net increase (decrease) in cash and temporary cash investments	(2,678)	185	(2,493)
Cash and temporary cash investments at beginning of period	4,592	1,178	5,770

Cash and temporary cash investments at end of period	$1,914	$1,363	$3,277

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(in thousands)(unaudited)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Operations
Net cash provided by (used for) continuing operations	$(23,189)	$109,500	$—	$86,311
Net cash used for discontinued operations	—	—	(9,013)	(9,013)

Net cash provided by (used for) operations	(23,189)	109,500	(9,013)	77,298

Investments
Capital expenditures	(6,138)	(13,376)	—	(19,514)
Other, net	(488)	(1,574)	—	(2,062)

Net cash used for investments of continuing operations	(6,626)	(14,950)	—	(21,576)
Net cash used for investments of discontinued operations	—	—	(304)	(304)

Net cash used for investments	(6,626)	(14,950)	(304)	(21,880)

Financing
Net proceeds from revolving debt	202,585	—	—	202,585
Payments on revolving debt	(232,965)	—	—	(232,965)
Payment of dividends on common stock	(28,101)	—	—	(28,101)
Purchase of treasury stock	(2,203)	—	—	(2,203)
Intercompany activity	84,754	(94,071)	9,317	—

Net cash provided by (used for) financing activities	24,070	(94,071)	9,317	(60,684)

Net increase (decrease) in cash and temporary cash investments	(5,745)	479	—	(5,266)
Cash and temporary cash investments at beginning of period	10,383	807	—	11,190

Cash and temporary cash investments at end of period	$4,638	$1,286	$—	$5,924

(8)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $2,173 and $3,906, for the three and nine months ended September 30, 2009, respectively. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $866 and $3,772, for the three and nine months ended September 30, 2008, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.
(9)	Belo sponsors a defined contribution plan (the 401(k) Plan or Belo Savings Plan) established effective October 1, 1989. The Belo Savings Plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. From April 1, 2007, through December 31, 2008, Belo contributed an amount equal to two percent of the compensation paid to eligible employees of the Belo Savings Plan, subject to limitations. Effective January 1, 2009, this two percent contribution became discretionary. On March 10, 2009, the Company announced that it had suspended Company matching contributions into the Belo Savings Plan.
In March 2007, Belo froze benefits under The G. B. Dealey Retirement Pension Plan (Pension Plan). As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plans, defined contribution plans, for a period of up to five years. The Company suspended contributions to the pension transition supplement plans for 2009.

(10)	The net periodic pension benefit for the three and nine months ended September 30, 2009 and 2008 includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest cost on projected benefit obligation	$8,150	$7,549	$24,758	$22,646
Expected return on assets	(8,662)	(9,468)	(25,990)	(28,404)
Amortization of net loss	312	—	1,044	—

Net periodic pension benefit	$(200)	$(1,921)	$(188)	$(5,758)

Effective with the spin-off of A. H. Belo, approximately 94 percent of Pension Plan participants were inactive. Under ASC 715-30 (formerly SFAS 87 “Employers’ Accounting for Pensions”), the Company was required to change the amortization period for gains and losses from the average remaining service of active participants to the average remaining life expectancy of inactive participants. As noted in the table above, this change had no effect on 2008 pension expense.
During the first nine months of 2009, the Company did not make any contributions to the Pension Plan. The Company is not required to make contributions to the plan during 2009.
(11)	Under the terms of a separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the lawsuits described in the following paragraph.
On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arise out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. No amount of damages has been specified. The plaintiffs seek to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the district court denied plaintiffs’ motion for class certification. On August 12, 2009, the Fifth Circuit affirmed the district court’s denial of class certification. The Company believes the complaints are without merit and intends to vigorously defend against them.
Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit alleges unlawful discrimination and ERISA violations and includes allegations relating to The Dallas Morning News circulation overstatement. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date has been set for November 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.
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
The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built relationships with viewers, advertisers, and online users and have guided Belo’s success.
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
The following table sets forth the Company’s major media assets as of September 30, 2009:
Television Group

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		9
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		8
Phoenix	12	KTVK	1999	IND	3	13	5	*	4
Phoenix	12	KASW	2000	CW	61	13	7		3
Seattle/Tacoma	13	KING	1997	NBC	5	13	1		11
Seattle/Tacoma	13	KONG	2000	IND	16	13	5		2
Seattle/Tacoma	13	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2	*	10
Portland	22	KGW	1997	NBC	8	8	1		11
Charlotte	24	WCNC	1997	NBC	36	8	3		7
San Antonio	37	KENS	1997	CBS	5	10	2		9
San Antonio(5)	37	KCWX	—	CW	2	10	8	*	1
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	2		10
Austin	48	KVUE	1999	ABC	24	7	1	*	8
Louisville	49	WHAS	1997	ABC	11	7	1		10
New Orleans(6)	51	WWL	1994	CBS	4	8	1		15
New Orleans(7)	51	WUPL	2007	MNTV	54	8	6		1
Tucson	66	KMSB	1997	FOX	11	9	4		6
Tucson	66	KTTU	2002	MNTV	18	9	6	*	1
Spokane	75	KREM	1997	CBS	2	7	1	*	14
Spokane	75	KSKN	2001	CW	22	7	5		2
Boise(8)(9)	112	KTVB	1997	NBC	7	5	1		22

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 generally recognized DMAs in the United States, based on the September 2009 Nielsen Media Research’s Designated Market Area report.

(2)	Represents the number of television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the May 2009 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the May 2009 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	Belo operates KCWX-TV through a local marketing agreement.

(6)	WWL also produces “NewsWatch on Channel 15,” an around-the-clock local news and weather cable channel.

(7)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more stations in the market.
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
Results of Operations
(Dollars in thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008
Net operating revenues	$140,617	(17.7%)	$170,823	$418,923	(21.6%)	$534,619
Operating costs and expenses	116,237	(7.8%)	126,069	346,937	(11.3%)	391,064
Impairment charge	242,144	N/A	—	242,144	N/A	—

Earnings (loss) from operations	(217,764)	N/A	44,754	(170,158)	N/A	143,555
Other expense	(16,311)	(21.0%)	(20,645)	(32,659)	(48.8%)	(63,811)

Earnings (loss) from continuing operations before income taxes	(234,075)	N/A	24,109	(202,817)	N/A	79,744
Income tax expense (benefit)	(83,554)	N/A	9,672	(71,502)	N/A	49,808

Net earnings (loss) from continuing operations	(150,521)	N/A	14,437	(131,315)	N/A	29,936
Discontinued operations, net of tax	—	N/A	—	—	N/A	(4,499)

Net earnings (loss)	$(150,521)	N/A	$14,437	$(131,315)	N/A	$25,437

Net Operating Revenues

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008
Non-political advertising	$122,630	(15.5%)	$145,059	$366,352	(22.3%)	$471,769
Political advertising	2,077	(82.2%)	11,659	4,597	(77.4%)	20,369
Other	15,910	12.8%	14,105	47,974	12.9%	42,481

Net operating revenues	$140,617	(17.7%)	$170,823	$418,923	(21.6%)	$534,619

Non-political advertising revenues decreased $22,429, or 15.5 percent, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This decrease is primarily due to a $21,905, or 16.3 percent, decrease in local and national spot revenue. Spot revenue decreased in most categories but primarily in the automotive, entertainment, retail, financial services and real estate categories partially offset by increases in the grocery and healthcare categories. Internet advertising revenues decreased $569, or 7.2 percent. Political advertising revenues decreased $9,582 in the third quarter 2009 as compared with the third quarter 2008. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Non-political advertising revenues decreased $105,417, or 22.3 percent, in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This decrease is primarily due to a $103,793, or 23.5 percent, decrease in local and national spot revenue. Spot revenue decreased in most categories but primarily in the automotive, retail, entertainment, financial services, restaurants, home construction and improvement, and healthcare categories partially offset by increases in grocery and professional categories. Internet advertising revenues decreased $1,323, or 5.9 percent. Political advertising revenues decreased $15,772 in the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.

Operating Costs and Expenses
For the three months ended September 30, 2009, station salaries, wages and employee benefits decreased $9,521, or 16.8 percent, primarily due to decreases in salary expense of $5,358, 401(k) Plan expense of $2,262, and vacation expense of $1,481 (due to an announced change to the Company’s vacation policy). Station programming and other operating costs decreased $2,595, or 4.9 percent, with decreases in most expense categories, including a $1,072 decrease in advertising expense. In 2005, the Federal Communications Commission (FCC) allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment. The Company recognized credits for this replacement of $1,964 in the third quarter 2008, as two Belo markets converted to this digital equipment in the third quarter 2008 versus no Belo markets in the third quarter 2009. Corporate operating costs increased $1,789, or 30 percent, in the third quarter 2009, primarily due to a $1,129 decrease in the credit to pension expense and a $1,084 increase in share-based compensation associated with the increase in the Company’s share price.
For the nine months ended September 30, 2009, station salaries, wages and employee benefits decreased $30,640, or 17.4 percent, primarily due to decreases in salary expense of $13,816, 401(k) Plan expense of $5,322, vacation expense of $4,554 (due to the policy change noted above), pension transition supplement expense of $2,696, sales commissions of $1,972, bonus expense of $1,509 and self-insured medical insurance costs of $1,409. Station programming and other operating costs decreased $9,103, or 5.8 percent, with decreases in most expense categories, including a $5,683 decrease in advertising expense and a $2,450 decrease in national representation fees. For the nine month period, the credits recognized for the replacement of analog equipment pursuant to the FCC decision discussed above were $2,634 and $6,857 for 2009 and 2008, respectively, as two Belo markets converted to this digital equipment in the first nine months of 2009 versus seven Belo markets in the first nine months of 2008. Corporate operating costs remained consistent with the same period in 2008, with a decrease in the credit to pension expense of $3,158 and an increase in technology costs of $2,692 being partially offset by a decrease in compensation and bonus expense of $1,777 and a decrease in various other expenses of $4,302.
During the nine months ended September 30, 2008, the Company incurred $4,659 in charges related to the spin-off of its newspaper businesses and related assets mentioned above. There were no spin-off related charges in the three months ended September 30, 2008.
In the third quarter 2009, the Company recorded a non-cash impairment charge for intangible assets related to FCC licenses of $242,144. See Goodwill and Intangible Assets below for further discussion of the intangible asset assessment process and related impairment charges recorded by the Company.
Other income (expense)
Interest expense decreased in the three and nine months ended September 30, 2009, primarily due to the repayment of $350,000 of outstanding 8% Senior Notes in the fourth quarter of 2008 with funds from the Company’s revolving credit facility, which has a lower interest rate. Additionally, in the fourth quarter 2008 and the first quarter 2009, the Company purchased a total of $74,075 of the Company’s outstanding 6 3/4% Senior Notes due in 2013 and $10,000 of the Company’s outstanding 7 1/4% Senior Debentures due in 2027 for a total cost of $52,048. The purchases were also funded with lower rate borrowings under the credit facility.
Other income, net decreased $1,200 in the third quarter 2009 compared to the third quarter 2008 due primarily to a $1,273 loss on the sale of a non-operating asset. Other income, net increased $11,291 in the first nine months of 2009 compared to the first nine months of 2008 primarily due to a $14,905 gain related to the Company’s first quarter 2009 purchase of debt securities discussed above and a gain of $1,616 on the sale of the Company’s interest in a Web-site joint venture in the first half of 2009. These increases were partially offset by the loss on the asset sale mentioned above.
Income taxes decreased $93,226 for the three months ended September 30, 2009, compared with the three months ended September 30, 2008, due to the tax benefit related to the impairment charge booked in the third quarter 2009. Income taxes decreased $121,310 for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, due to the tax benefit related to the impairment charge recorded in the third quarter 2009, lower earnings before taxes and a one-time tax charge in the first nine months of 2008 related to the spin-off of the Company’s newspaper businesses and related assets. Although the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains related to the transfer of certain intangibles to A. H. Belo, resulting in a federal income tax obligation estimated at $18,235 as of September 30, 2008.

Goodwill and Intangible Assets
Goodwill and indefinite lived intangible assets (FCC licenses) are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. Goodwill is evaluated by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. The Company measures the fair value of goodwill and indefinite lived intangible assets annually as of December 31. Please refer to Notes 1 and 4 in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K/A for a full description of the Company’s goodwill and intangible asset impairment policies. Due to the continuing softness in the current advertising environment and after further considering near-term industry revenue expectations and prevailing average costs of capital, management reviewed goodwill and indefinite lived intangible assets for potential impairment at the end of the third quarter of 2009 and concluded that a full interim impairment test of FCC licenses and goodwill was warranted as of September 30.
Based on assessments performed as of September 30, 2009, the Company recorded a non-cash impairment charge of $242,144 reflecting the reduction in the fair value of the Company’s FCC licenses in 10 of its markets. Of this amount, $84,584 related to the Phoenix, Arizona market, $52,727 related to the Seattle, Washington market, $27,807 related to the Portland, Oregon market, $13,133 related to the St. Louis, Missouri market, $14,383 related to the Louisville, Kentucky market, $10,518 related to the Austin, Texas market, $10,212 related to the San Antonio, Texas market, $10,128 related to the Tucson, Arizona market, $9,597 related to the Spokane, Washington market, and $9,055 related to the Boise, Idaho market. The impairment charges related to FCC licenses resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection, and an increase in prevailing average costs of capital from prior year. These lower projected cash flows reflect generally slower expected growth due to the current recessionary environment and related advertising downturn. On a comparative basis, there were no FCC license impairments recorded in either the three months or nine months ended September 30, 2008.
Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. Based upon the assessments performed as of September 30, 2009, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary.
In assessing the fair value of the Company’s goodwill and indefinite lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2009, perpetuity growth rates used ranged from 1.5% to 3.1%), forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2009, the weighted-average cost of capital used was 10.25%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. In 10 of the Company’s 15 markets, the carrying value of its FCC licenses is equal to their fair market value. A further reduction in the fair value of the FCC licenses in any of these 10 markets will result in an impairment charge. After giving consideration to the impairment charge recorded in the third quarter, the carrying value of the FCC licenses in those 10 markets represents approximately $649,441 of the Company’s total $725,399 of FCC licenses. Goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 20% represent over 75% of the total investments in goodwill as of September 30, 2009, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite lived intangible assets.
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
The Company is required to maintain certain leverage and interest coverage ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. Beginning February 26, 2009, and continuing through June 30, 2010, the maximum allowed leverage ratio is 6.25. Effective July 1, 2010, through September 29, 2010, the maximum allowed leverage ratio decreases to 6.00. Beginning September 30, 2010, and continuing through December 30, 2010, the maximum allowed leverage ratio is 5.75. From December 31, 2010, and continuing thereafter, the maximum allowed leverage ratio is 5.00. Beginning February 26, 2009, and continuing through March 31, 2010, the minimum required interest coverage ratio is 2.25. Beginning April 1, 2010, and continuing thereafter, the minimum required interest coverage ratio increases to 2.50. The 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25. As of September 30, 2009, the balance outstanding under the 2009 Credit Agreement was $427,000, the weighted average interest rate was 3.5 percent and all unused borrowings were available for borrowing.
At September 30, 2009, the Company’s leverage ratio was 5.6 and its interest coverage ratio was 3.0, both of which are in compliance with debt covenant requirements under the 2009 Credit Agreement. If revenue comparisons to the prior year continue near current levels, the Company’s leverage ratio can be expected to increase and could potentially exceed the maximum ratio allowed in 2009. The Company expects its leverage ratio to decrease in 2010 from 2009 levels.

On November 3, 2009, the Company announced that it is nearing the completion of an amendment to the 2009 Credit Agreement, subject to the sale of up to $275,000 in senior notes due 2016. The Company will use the proceeds from the senior notes offering to reduce the outstanding balance of the 2009 Credit Agreement. Although Belo was in compliance with the terms of the 2009 Credit Agreement at quarter end, the Company is entering into the amendment to allow for additional capacity under the 2009 Credit Agreement’s leverage and interest coverage covenants and also to extend the term of the agreement from June 2011 to December 2012. When finalized, the extended agreement is expected to provide for an increase in pricing based on the Company’s leverage ratio and other modifications to the existing agreement. The notes will be unsecured senior obligations of the Company. The Company anticipates that the notes will be guaranteed by the Company’s 100%-owned subsidiaries and that those guarantees will be subordinate to the subsidiary guarantees under the 2009 Credit Agreement. The Company expects its leverage ratio at the end of 2009 to be within the covenant requirements under the contemplated amended and extended agreement. If the amended and extended agreement is not completed, management believes that the Company could obtain covenant relief, if necessary, prior to exceeding the maximum leverage ratio allowed under the existing agreement.
At September 30, 2009, Belo had $615,470 in fixed-rate debt securities as follows: $175,470 of 6-3/4% Senior Notes due 2013; $200,000 of 7-3/4% Senior Debentures due 2027; and $240,000 of 7-1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.3%.
In the first nine months of 2009, the Company purchased $40,500 of the outstanding 6-3/4% Senior Notes due 2013 for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.
Operating Cash Flows
Net cash provided by operations was $49,650 in the first nine months of 2009 and $77,298 in the first nine months of 2008. The 2009 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and a decrease in accounts receivable, partially offset by cash used for routine changes in other working capital items. The 2008 operating cash flows consisted of $86,311 provided by continuing operations and $9,013 used for discontinued operations. The 2008 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and a decrease in accounts receivable, partially offset by cash used for routine changes in other working capital items.
Investing Cash Flows
Net cash flows used for investing activities were $1,508 in the first nine months of 2009 compared to $21,880 in net cash flows used for investing activities in the first nine months of 2008. The 2008 investing cash flows consisted of $21,576 used for continuing operations and $304 used for discontinued operations. The change from 2008 cash flows is primarily attributable to lower capital expenditures and divestiture of a joint venture interest in the first nine months of 2009.
Capital Expenditures
Total capital expenditures for continuing operations were $4,466 in the first nine months of 2009 compared with $19,514 in the first nine months of 2008. This reduction in capital spending is related to the Company’s cost reduction efforts in the current recessionary environment. Total capital expenditures for discontinued operations were $304 in the first quarter 2008.
Financing Cash Flows
Net cash flows used for financing activities were $50,635 in the first nine months of 2009 compared with $60,684 in the first nine months of 2008. There were no financing cash flows from discontinued operations for either period. The 2009 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock as described below. The 2008 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and dividends on common stock.

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
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of September 30, 2009, under this authority was 13,030,716 shares. During the third quarter 2009, no shares were repurchased under this program. The 2009 Credit Agreement, which became effective on February 26, 2009, does not permit share repurchases.
Recent Accounting Pronouncements
On January 1, 2009, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standards (SFAS) 141R, “Business Combinations”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following then-existing accounting principles. The Company expects the standard will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, Belo consummates after January 1, 2009.
On January 1, 2008, the Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) for the Company’s financial assets and liabilities. On January 1, 2009, the Company adopted ASC 820-10 for the Company’s non-financial assets and liabilities. Non-financial assets and liabilities that were impacted by this standard included intangible assets and goodwill tested annually for impairment. The standard establishes, among other items, a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. The adoption of the standard had no effect on the Company’s financial position or results of operations.
On June 16, 2008, the ASC 260-10 (formerly Financial Accounting Standards Board (FASB) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”), which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted the standard in the first quarter of 2009; however, the adoption requires retrospective application to prior periods earnings per share amounts presented. Accordingly, the Company has revised its presentation of its earnings per share and weighted average shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.
In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). The FASB Accounting Standards Codification (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U. S. generally accepted accounting principles (GAAP). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in the Company’s consolidated financial statements will include the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on the Company’s financial position, results of operations or cash flows.

Forward-Looking Statements
Statements in this Form 10-Q concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, capital expenditures, investments, impairments, future financings or other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; financing availability, interest rates and terms; technological changes, including the national transition to digital television in June 2009 and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the SEC, including the Annual Report on Form 10-K/A.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s president and Chief Executive Officer and executive vice president/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-Q. The president and Chief Executive Officer and executive vice president/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the Company’s second quarter 2009 review of goodwill and other intangible assets under ASC 820-10, a material weakness was detected in internal control over financial reporting related to the design and application of control procedures associated with preparing and evaluating the carrying amount of its FCC licenses for purposes of assessing impairments as required by the standard. As a result, the Company previously did not report the proper amount of impairment charges related to goodwill and intangible assets for the two years ended December 31, 2008 and 2007.
During the third quarter ended September 30, 2009, the Company has implemented additional controls related to the calculation of impairment of its goodwill and intangible assets. These additional controls include:
•	Modified policies and procedures related to goodwill and intangible asset impairment
•	Enhanced review of goodwill and intangible asset carrying amount calculations, and
•	New monitoring activities.

These additional controls have been designed to ensure that all technical aspects of the standard and related generally accepted accounting principles are properly considered and applied.
Other than as disclosed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
PART II.
Item 1. Legal Proceedings
In addition to the proceedings previously disclosed (see Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
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

Exhibit
Number	Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598) (the “February 12, 2008 Form 8-K”))

Exhibit
Number		Description

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

		(1)*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

		(2)*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

		(3)*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4)*
(a)      $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

Exhibit
Number	Description

*(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(5)*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(6)*	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

	(7)*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

	(8)*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

	(9)*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

10.1	Financing agreements:

	(1)*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

	(2)*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

	(3)*	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))

	(4)*	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)

10.2	Compensatory plans:

	~(1)	Belo Savings Plan:

		*(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

		*(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”)).

		*(c)	Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the 2008 Form 10-K).

Exhibit
Number	Description

		*(d)	Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K).

		*(e)	Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))

	~(2)	Belo 1986 Long-Term Incentive Plan:

		*(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))

		*(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))

		*(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

		*(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

		*(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

	~(4)*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

		*(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)	Belo Supplemental Executive Retirement Plan

		*(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

		*(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

		*(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008. (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

	~(6)*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

		*(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598)

	~(7)*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))

		*(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))

Exhibit
Number	Description

		*(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

	~(8)*	Belo 2004 Executive Compensation Plan (Exhibit 10.2(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Securities and Exchange Commission File No. 001-08598))

		*(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))

		*(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

		*(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

		*(d)	First Amendment to the Belo 2004 Executive Compensation Plan, dated November 30, 2006 (Exhibit 10.2(7)(d) to the Company’s Annual Report on Form 10-K dated March 1, 2007 (Securities and Exchange Commission File No. 001-08598))

		*(e)	Second Amendment to the Belo 2004 Executive Compensation Plan, dated December 7, 2007 (Exhibit 99.2 to the December 11, 2007 Form 8-K)

		*(f)	Third Amendment to the Belo 2004 Executive Compensation Plan, dated July 24, 2008 (Exhibit 10.2(8)(f) to the 2nd Quarter 2008 Form 10-Q)

		*(g)	Fourth Amendment to the Belo 2004 Executive Compensation Plan, dated September 26, 2008 (Exhibit 10.2(8)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Securities and Exchange Commission File No. 001-08598)

	~(9)*	Summary of Non-Employee Director Compensation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (Securities and Exchange Commission File No. 001-08598))

	~(10)*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598)

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

*(a)    First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))

	(2)*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

	(3)*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

Exhibit
Number	Description

12	Statement re Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
November 5, 2009	By:	/s/ Dennis A. Williamson
Dennis A. Williamson
Executive Vice President/ Chief Financial Officer (Authorized Officer, Principal Financial Officer)

November 5, 2009	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

12	Statement re Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002