Form 10-K
period 2009-12-31
BELO CORP
filed 2010-03-12
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act) Yes     No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check in a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2009, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $156,865,893. *

Shares of Common Stock outstanding at February 28, 2010: 102,939,765 shares. (Consisting of 91,297,751 shares of Series A Common Stock and 11,642,014 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 11, 2010, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 1

BELO CORP.
FORM 10-K

PAGE 2  Belo Corp. 2009 Annual Report on Form 10-K

PART I

Item 1.	Business

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also owns two local and two regional cable news channels and holds ownership interests in two other cable news channels. Additionally, at December 31, 2009, the Company managed one television station through a local marketing agreement (LMA) which expires April 24, 2010.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.

Overview

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. Through various subsequent transactions, Belo acquired 18 additional television stations in 14 markets across the United States, bringing the total owned television stations to 19. In February 2007, Belo purchased its 20th television station. Belo also manages one station through an LMA in San Antonio, Texas, and has joint marketing and shared services agreements with the owner and operator of KFWD-TV, licensed to Fort Worth, Texas. The San Antonio LMA expires April 24, 2010, at which time the management of the station will revert to the station owners.

Belo is one of the nation’s largest publicly-traded pure-play television companies. In the 15 U.S. markets in which Belo’s television stations operate, nine of Belo’s stations are ranked number one and three are ranked number two (including stations tied with one or more other stations in the market) in “sign-on/sign-off” audience rating, based on the November 2009 Nielsen Media Research report. Belo has six stations in the 14 largest U.S. markets and 13 stations in the 50 largest U.S. markets.

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

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage and community service. Since 1957, Belo’s television stations have garnered 27 Alfred I. duPont-Columbia Awards, 22 George Foster Peabody Awards, and 38 Edward R. Murrow Awards — the industry’s most prestigious honors. On January 23, 2009, WFAA, Belo’s Dallas/Fort Worth station, made history as the only local television station to ever receive the prestigious Alfred I. duPont-Columbia University Gold Baton award for its ongoing commitment to outstanding investigative reporting in public service. It was also the first Gold Baton award given since 2003.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 3

The following table sets forth information for the Company’s television stations (including the station operated through an LMA) and regional cable channels and their markets as of December 31, 2009:

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		9
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	1	*	10
Phoenix	12	KTVK	1999	IND	3	13	5		5
Phoenix	12	KASW	2000	CW	61	13	7		2
Seattle/Tacoma	13	KING	1997	NBC	5	13	1	*	9
Seattle/Tacoma	13	KONG	2000	IND	16	13	6		1
Seattle/Tacoma	13	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2		11
Portland(5)	22	KGW	1997	NBC	8	8	2		9
Charlotte	24	WCNC	1997	NBC	36	8	3	*	6
San Antonio	37	KENS	1997	CBS	5	10	2		10
San Antonio(6)	37	KCWX	–	CW	2	10	9		1
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	1		11
Austin	48	KVUE	1999	ABC	24	7	1		10
Louisville	49	WHAS	1997	ABC	11	7	1		11
New Orleans(7)	51	WWL	1994	CBS	4	8	1		16
New Orleans(8)	51	WUPL	2007	MNTV	54	9	6		1
Tucson	66	KMSB	1997	FOX	11	9	4		7
Tucson	66	KTTU	2002	MNTV	18	9	6	*	1
Spokane	75	KREM	1997	CBS	2	7	1		14
Spokane	75	KSKN	2001	CW	22	7	5		2
Boise(9)(10)	112	KTVB	1997	NBC	7	5	1		21

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2009 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	Station rank is derived from the station’s rating, which is based on the November 2009 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.
(4)	Station audience share is based on the November 2009 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.
(5)	The Company also owns K46KG, a low power television station in Portland, Oregon.
(6)	Belo operates KCWX-TV through a local marketing agreement. The agreement expires April 24, 2010, at which time the management of the station reverts to the station owners.
(7)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.
(8)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(9)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
(10)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more other stations in the market.

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2009, approximately 82.3 percent of the Company’s total revenues were derived from spot advertising with the largest percentage of the spot advertising revenues generated from the automotive category which accounted for approximately 15 percent of total revenues in 2009.

Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2009 comScore Ratings, the Company has five of the top 50 visited local television-affiliated Web sites in the U.S. Revenues for the Company’s interactive media in 2009 represented 5.5 percent of the Company’s advertising revenues and were derived principally from advertising on the various Company Web sites.

Pursuant to FCC rules, every three years local television stations must elect to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signal or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations and cable news channels, with some agreements having terms of more than three years. Approximately 7.2 percent of total revenues were derived from retransmission fees in 2009.

PAGE 4  Belo Corp. 2009 Annual Report on Form 10-K

The Company has a balanced portfolio of broadcast network-affiliated stations, with four ABC affiliates, five CBS affiliates and four NBC affiliates, and at least one large-market station associated with each network. As such, Belo’s revenue streams are not significantly affected by which broadcast network leads in the primetime ratings. Belo also owns two independent (IND) stations, two CW affiliates, two MNTV affiliates and one FOX affiliate, and as of December 31, 2009, operates one additional CW affiliate through an LMA. The LMA expires April 24, 2010, at which time the management of the station will revert to the station owners.

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. In connection with these network affiliation agreements, the Company’s stations may receive network compensation for broadcasting network programming. Each of these agreements has a stated expiration date. Some of the networks with which our stations are affiliated may require, as a condition to the renewal of affiliation agreements, the elimination of network affiliate compensation and, in some cases, cash payments to the network, and the acceptance of other material modifications of existing affiliation agreements. Approximately 2.4 percent of the Company’s revenues were derived from network compensation in 2009. Network compensation is expected to decline over time.

The Company also owns two regional cable news operations, Texas Cable News (TXCN) in Dallas/Fort Worth, Texas, and Northwest Cable News (NWCN) in Seattle/Tacoma, Washington, and two local cable news operations, 24/7 NewsChannel (24/7) in Boise, Idaho, and NewsWatch on Channel 15 in New Orleans, Louisiana. These operations provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations in Texas, Washington, Oregon, Idaho and Louisiana. The Company also operates, through joint ventures, two cable news channels in partnership with Cox Communications and other parties that provide local news coverage in Phoenix, Arizona (Arizona NewsChannel) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. During 2009, approximately 2.3 percent of the Company’s revenues were derived from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees.

The Company is using its licensed spectrum to provide more programming through multi-casting to the communities served by its television stations. Examples include additional news and weather, and Hispanic programming.

Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is primarily related to programming content and advertising rates. The four major national television networks (ABC, CBS, NBC, and FOX) are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Where Belo owns more than one television station or cable news operation within a region or market, such businesses may compete with each other for national, regional and local advertising and viewers. Additionally, the Company’s competitors include other broadcast stations, cable and satellite television channels, local, regional and national newspapers, magazines, telephone and/or wireless companies, radio, direct mail, yellow pages, the Internet and other media. Advertising rates are set based upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the number of advertisers competing for the available time.

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

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo did not recognize any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed primarily by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as further discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas, real estate through a limited liability company. Belo and A. H. Belo also co-own other investments in third party businesses and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing

Belo Corp. 2009 Annual Report on Form 10-K PAGE 5

operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement.

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Spin-off of A. H. Belo for additional information regarding the spin-off.

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

August 1, 2006	KHOU, WFAA
February 1, 2007	KSKN
October 1, 2012	WVEC
December 1, 2012	WCNC
June 1, 2013	WWL, WUPL
August 1, 2013	WHAS
February 1, 2014	KMOV
August 1, 2014	KENS, KVUE
October 1, 2014	KASW, KMSB, KTTU, KTVB, KTVK
February 1, 2015	KING, KONG, KGW(a), KREM

(a)	In 2006, the Oregon Alliance to Reform Media (Alliance) filed a petition to deny the license renewal applications of KGW as well as the seven non-Belo owned stations in Portland, Oregon, based on an alleged market-wide failure to broadcast a sufficient amount of news coverage of local elections in 2004. The FCC dismissed the petition and granted KGW’s license renewal and the Alliance has sought reconsideration of that decision. Belo believes that the petition is without merit and continues to vigorously oppose the Alliance’s efforts.

The FCC licenses for stations KCWX and KFWD, to which the Company provides certain programming and other services, but is not the FCC licensee, expire August 1, 2014.

Programming and Operations.     Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business and operations of broadcast stations.

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to provide at least three hours of children’s educational programming per week on their primary digital channels. This requirement increases proportionally with each free video programming stream a station broadcasts simultaneously (or multicasts). The FCC also restricts commercialization of children’s programming, including certain promotions of other programs and displays of Web site addresses during children’s programming. In October 2009, the FCC issued a Notice of Inquiry (NOI) seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending and we cannot predict what recommendations or further action, if any, will result from it.

The FCC adopted an order imposing new public file and public interest reporting requirements on broadcasters in 2007. These new requirements must be approved by the Office of Management and Budget (OMB) before they become effective, and the OMB has not yet approved them. Therefore, it is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations with Web sites will be obligated to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also will be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. If approved and implemented, as proposed by the FCC, the new standardized form

PAGE 6  Belo Corp. 2009 Annual Report on Form 10-K

will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.

In 2007, the FCC issued a Report on Broadcast Localism and a Notice of Proposed Rulemaking. The report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of their communities. The report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The report sought comment on a variety of other issues concerning localism, including potential changes to the main studio rule, network affiliation rules, and sponsorship identification rules. To date, the FCC has not issued a final order on the matter. Belo cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the 2007 report.

The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In 2006, the statutory maximum fine for broadcast indecency material increased from $33 thousand to $325 thousand per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and the outcome could affect future FCC policies in this area.

The FCC’s Equal Employment Opportunity rules impose job information dissemination, recruitment, documentation and reporting requirements. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance.

Digital Television.     In 1997, the FCC adopted rules for implementing digital television (DTV) service. On June 12, 2009, the U.S. finalized its transition from analog to digital service, and full-power television stations have ceased analog operations and commenced digital-only operations. Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services.

Cable and Satellite Transmission of Local Television Signals.     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008, will be bound by their decisions through the 2009-2011 cycle. The FCC has established a market-specific requirement for mandatory carriage of local television stations by digital broadcast satellite (DBS) operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e., households that do not receive at least a Grade B signal from a local network affiliate). One important law governing DBS distribution, the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA), expired at the end of 2009, has been extended temporarily, and must be renewed or otherwise addressed to avoid significant disruption in the DBS business.

A digital station asserting must-carry rights is entitled to carriage of only a single programming stream and other “program related” content carried on that stream, even if the station multicasts. Now that the DTV transition for broadcast television is complete, cable operators must ensure that all analog cable subscribers continue to be able to receive the signals of stations electing must-carry status. Cable operators may choose either to deliver the signal in digital format for digital customers and “down convert” the signal to analog format for analog customers, or to deliver the signal in digital format to all subscribers but ensure that all subscribers with analog sets have set-top boxes that convert the digital signal to analog format. Broadcasters electing retransmission consent must negotiate for carriage of each of their digital programming streams.

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

Belo Corp. 2009 Annual Report on Form 10-K PAGE 7

In 2003, the FCC relaxed many of its ownership restrictions. However, in 2004, the United States Court of Appeals for the Third Circuit rejected many of the FCC’s 2003 rule changes. The court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in 2003. In 2007, the FCC adopted a Report and Order that left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, and those appeals were consolidated in the Third Circuit in 2008 and remain pending. In June 2009, the Third Circuit stayed implementation of the 2007 changes to the newspaper/broadcast cross-ownership ban and, accordingly, the pre-existing version of the rule remains in place. In 2010, the FCC again will be required to undertake a comprehensive review of its broadcast ownership rules pursuant to a statutory obligation to review the rules every four years in order to determine whether they remain necessary in the public interest. Belo cannot predict the outcome of potential appellate litigation or FCC action in this area.

1.	Local Television Ownership

The FCC’s 2007 action left in place the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a Designated Market Area (DMA) if no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.

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

The radio/television cross-ownership rule allows a party to own one or two television stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors and apply positive or negative presumptions in specific circumstances. As noted above, because a stay implemented by the Third Circuit has precluded these rule changes from taking effect, the pre-existing general ban on cross-ownership remains in effect.

3.	National Television Station Ownership Cap

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent and is not affected by the FCC’s 2007 decision.

Spectrum Matters.     On December 2, 2009, in conjunction with the development of a “National Broadband Plan,” the FCC released a Public Notice seeking comment on a broad range of information on television broadcasters’ current use of spectrum. As stated in the Public Notice, the Commission is reviewing spectrum bands including the spectrum currently allocated to television broadcasting, “to understand if all or a portion of the spectrum within these bands could be repurposed for wireless broadband services.” Belo cannot predict the outcome of any FCC or other regulatory action or any Congressional legislation in these matters.

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

Employees

As of December 31, 2009, the Company had approximately 2,298 full-time and 312 part-time employees, including approximately 550 employees represented by various employee unions. Belo believes its relations with its employees are satisfactory.

PAGE 8  Belo Corp. 2009 Annual Report on Form 10-K

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

Sections of this Annual Report on Form 10-K and management’s public comments and press releases from time to time may contain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting our operations. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. The following discussion identifies the known material factors that may cause actual results to differ materially from expectations.

Decreases in advertising spending resulting from economic downturns, natural disasters, war, terrorism or other factors specific to the communities we serve can adversely affect our financial condition and results of operations. In addition, our revenues are subject to seasonal, cyclical and other fluctuations that could adversely affect our business, financial condition and results of operations.

A substantial majority of our revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could adversely affect our business, financial condition and results of operations. In 2009, the worldwide economy endured unprecedented financial turmoil, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, uncertain corporate profits and capital spending, uncertain business conditions, increased liquidity concerns and an increase in business insolvencies. This turmoil and uncertainty regarding economic conditions negatively affected, and could continue to negatively affect, our advertisers and cause them to postpone their advertising decision-making or decrease their advertising spending, among other things, which could adversely affect our business. We cannot predict the timing, magnitude or duration of the current (or any future) global economic downturn or subsequent recovery.

Our ability to generate advertising revenues is and will continue to be affected by financial market conditions, consumer confidence, advertiser challenges and changes in the national and sometimes international economy, as well as by regional economic conditions in each of the markets in which our stations operate. We have a significant concentration of assets in Texas, the Northwest and Arizona, which makes the economic condition of these regions of particular consequence to our financial condition and results of operations. Advertisers’ budgets, the amounts of which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations in particular. Advertisers have purchased advertising from our stations at lower overall rates in the last two years due to the current decline in the national economy, as well as in regional and local economies.

Our advertising revenues depend upon a variety of other factors specific to the communities we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses, and local economic conditions in general. In addition, for the year ended December 31, 2009, 14.9 percent of our television advertising revenues were from the automotive industry. The success of the automotive manufacturers and dealers in meeting the economic challenges facing the automotive industry will continue to affect the amount of their advertising spending, which could have an adverse effect on our revenues and results of operations.

Our revenues and results of operations are subject to seasonal, cyclical and other fluctuations that we expect to continue. In particular, we typically experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even numbered years, advertising revenues tend to increase because of political advertising in our markets. Advertising revenues in odd numbered years tend to be less than in even numbered years due to the significantly lower level of political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even numbered years. Other seasonal and cyclical factors that affect our revenues and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures and general economic factors.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 9

Our television businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

Our television businesses operate in highly competitive markets. Our television stations compete for audiences and advertising revenue with newspapers and other broadcast and cable television stations, as well as with other media such as magazines, telephone and/or wireless companies, satellite television and the Internet. Some of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do and the ability to distribute more targeted advertising. Cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising.

Our television stations compete for audiences and advertising revenues primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the transition to new methods and technologies for measuring audiences such as Local People Meters, the introduction of competitive local news or other programming by cable, satellite, Internet, telephone or wireless providers, or the adoption of competitive offerings by existing and new providers could result in lower ratings and adversely affect our business, financial condition and results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

Certain new technologies are affecting our television stations adversely. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms, and the Internet have captured an increasing market share, while the aggregate viewership of the major broadcast television networks has declined. In addition, the expansion of cable and satellite television, telephone and wireless companies, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable, telephone and wireless, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures, and competitors who target programming to such sharply defined markets may increase competition for advertising dollars. If we are unable to compete with or successfully respond to these changes in technology, our advertising revenues could be reduced, which could adversely affect our business, financial condition and results of operations.

The costs of television programming may increase, which could adversely affect our business, financial condition and results of operations.

Programming is a significant operating cost in our television businesses. We cannot be certain that we will not be exposed to future increases in programming costs. Should such an increase occur, it could adversely affect our results of operations. Broadcast television networks are eliminating network compensation traditionally paid to broadcast affiliates and have been seeking arrangements with their local affiliates to share the networks’ programming costs. We cannot predict the nature or scope of any such potential compensation arrangements or the effect, if any, on our business, financial condition and results of operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to less than expected revenues, which could result in programming write-downs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station results of operations.

PAGE 10  Belo Corp. 2009 Annual Report on Form 10-K

The loss or modification of network affiliation agreements and changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

The non-renewal, termination or material modification of our network affiliation agreements could have a material adverse effect on our results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, three stations affiliated with CW, two stations affiliated with MNTV and one station affiliated with FOX. Each of ABC, CBS, and NBC generally provide our affiliated stations with 22 hours of prime time programming per week. Each of our affiliation agreements has a stated expiration date; our affiliation agreement with ABC initially expired at the end of 2009, has been extended and, pursuant to a short-term extension, is currently under renegotiation. As a condition to the renewal of affiliation agreements, some of the networks with which our stations are affiliated have negotiated for elimination of network affiliate compensation that we historically have received and, in some cases, for cash payments from us, and for other material modifications of existing affiliation agreements. In some instances the networks have stated their intention to request, in connection with affiliation agreement renewals, that such cash payments be calculated based on a portion of the compensation our local affiliates receive from system operators under our retransmission consent agreements with those operators. Consequently, our affiliation agreements may not all remain in place under existing terms and networks may cease providing programming or compensation to affiliates on the same basis as they currently provide programming or compensation. If this occurs, we would need to find alternative sources of programming, which may adversely affect our business, financial condition and results of operation.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

If we are unable to secure or maintain carriage of our television stations’ signals over cable and/or direct broadcast satellite systems, our television stations may not be able to compete effectively.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ primary signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators in its markets and both satellite providers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected, which could adversely affect our business, financial condition and results of operations.

Regulatory changes may affect our strategy and increase competition and operating costs in our media businesses.

As described in this Item 1–Business–FCC Regulation, our television businesses are subject to extensive and changing federal regulation. For example, federal regulations affect spectrum, political advertising rates, indecency on broadcast television and children’s programming. Changes in current regulations or the adoption of new laws and policies, including those involving our spectrum use, could affect our strategy, increase competition and our operating costs, and adversely affect our business, financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and ownership of multiple television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess.

SHVERA establishes a statutory copyright license to enable direct broadcast satellite (DBS) companies to provide programming to local viewers. SHVERA expired at the end of 2009, has been extended temporarily, and must be renewed or otherwise addressed to avoid significant disruption in the DBS business. If Congress passes legislation materially changing the existing regulatory scheme or adopts new legislation in place of existing law, the Company and other local broadcasters and viewers could be adversely affected. Furthermore, since SHVERA must be addressed or extended again promptly, it is likely that other legislation, possibly unrelated to SHVERA, could be added to the required legislation which may or may not affect the Company materially.

On December 2, 2009, in conjunction with the development of a “National Broadband Plan,” the FCC released a Public Notice seeking comment on a broad range of information on television broadcasters’ current use of spectrum. As stated in the Public Notice, the Commission is reviewing spectrum bands including the spectrum currently allocated to television broadcasting, “to understand if all or a portion of the spectrum within these bands could be repurposed for wireless broadband services.” Changes in the television broadcasting spectrum may or may not affect the Company materially.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 11

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2006 and 2015 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include qualifications that could adversely affect our operations. Failing to renew any of our stations’ main licenses, could prevent us from operating the affected stations which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial qualifications (including renewing one or more of our licenses for a term of less than the standard term of eight years), it could have a material adverse effect on our business, financial condition and results of operations.

Belo may incur increased expenses or liabilities if some of the agreements with A. H. Belo are terminated or if A. H. Belo fails to perform.

In connection with the spin-off, Belo entered into a services agreement with A. H. Belo. If the agreement is terminated prior to the transition of such services to Belo or third parties, Belo may be required to obtain the needed services earlier than expected.

Also in connection with the spin-off, Belo and A. H. Belo agreed to share certain liabilities and expenses and to indemnify each other for certain expenses and liabilities attributable to one company or the other. For example, Belo agreed to retain complete sponsorship of The G. B. Dealey Retirement Pension Plan, which is currently underfunded, rather than divide the plan into two separate plans. In return, A. H. Belo is required to reimburse Belo for 60 percent of all cash contributions made by Belo to the plan. This percentage approximates the pension obligations relating to plan participants associated with A. H. Belo. Absent legislative relief or capital markets recovery, Belo will be required to make significant future contributions to the plan. If A. H. Belo does not reimburse Belo promptly for its share of future plan contributions, Belo will be required to fund all of the contributions and seek reimbursement from A. H. Belo.

In addition, at the time of the spin-off, A. H. Belo assumed Belo’s liabilities relating to certain ongoing agreements and other matters. If A. H. Belo does not satisfy these contingent liabilities when due, it is possible that Belo may be required to satisfy them. Although Belo is not expecting to be called on to meet any of these contingent obligations, if it were to happen, it could adversely affect Belo’s financial condition and results of operations.

Certain members of management, directors and shareholders may face actual or potential conflicts of interest.

The Company and A. H. Belo have several common directors. Most of the management and directors of Belo and A. H. Belo own both Belo common stock and A. H. Belo common stock. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Belo’s and A. H. Belo’s management and directors face decisions that could have different implications for each company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute or indemnification claims between Belo and A. H. Belo regarding the terms of the agreements governing the spin-off and the relationship between Belo and A. H. Belo thereafter. Conflicts of interest could also arise out of any commercial arrangements that Belo and A. H. Belo may enter into in the future.

In addition, media properties owned by A. H. Belo are attributable to Belo for purposes of FCC rules and regulations limiting ownership of multiple media properties, which could limit our ability to purchase stations in A. H. Belo’s newspaper markets.

We depend on key personnel, and we may not be able to operate and grow our businesses effectively if we lose the services of our senior executive officers or are unable to attract and retain qualified personnel in the future.

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

PAGE 12  Belo Corp. 2009 Annual Report on Form 10-K

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

In addition, our debt agreements require us to comply with certain covenants. At December 31, 2009, the maximum allowed leverage ratios, minimum required interest coverage ratios and maximum allowed senior leverage ratios are as follows:

			Minimum	Maximum
		Maximum Allowed	Required Interest	Allowed Senior
From	To	Leverage Ratio	Coverage Ratio	Leverage Ratio

January 1, 2010	September 29, 2010	8.00	1.50	1.75
September 30, 2010	December 30, 2010	7.75	1.50	1.50
December 31, 2010	March 30, 2012	7.25	1.50	1.50
March 31, 2012	June 29, 2012	7.00	1.50	1.50
June 30, 2012	September 29, 2012	6.75	1.75	1.50
September 30, 2012	Thereafter	6.25	1.75	1.50

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

Changes in accounting standards can significantly affect reported earnings and operating results.

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

We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income.

Approximately 72.5 percent of our total assets as of December 31, 2009, consisted of intangible assets, principally broadcast licenses and goodwill. Generally accepted accounting standards require, among other things, an annual impairment testing of broadcast licenses and goodwill. Additionally, the Company continually evaluates whether current factors or indicators, such as the prevailing conditions in the economy and capital markets, require an interim impairment assessment of those assets, as well as of investments and long-lived assets. As a result of Belo’s impairment testing of goodwill and other intangible assets performed in the third quarter of 2009, Belo recorded a non-cash impairment charge of $242,144, reflecting a reduction in the fair value of the Company’s FCC licenses. Advertising revenue trends in 2009 have negatively affected investors’ outlook on the Company’s market value. Any significant shortfall in future advertising revenue could lead to additional downward revisions in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, an investment or long-lived asset could result in an impairment, and a non-cash charge would be required. Any such charge could be material to the Company’s reported results of operations. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies for further discussion of the goodwill and intangible asset assessment process and impairment charges recorded in 2009, 2008 and 2007.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 13

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

Television Station Properties

At December 31, 2009, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky, and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona, for the transmission of KMSB-TV and KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

The operations of the Company’s regional cable news businesses, TXCN and NWCN, are conducted from Company-owned broadcasting facilities in Dallas, Texas and Seattle, Washington, respectively.

Corporate Properties

At December 31, 2009, the Company co-owned with A. H. Belo a 17-story office building in downtown Dallas, Texas, that houses the Company’s corporate operations and certain operations of A. H. Belo and its subsidiaries. In connection with the spin-off, this building and other downtown Dallas real estate were transferred to a limited liability company that is owned in equal parts by Belo and A. H. Belo. The Company’s 50 percent ownership of the limited liability company that owns the Dallas, Texas, properties is accounted for using the equity method and is included in Other Assets on the balance sheet.

In addition, WFAA and Belo own and lease under a ground lease contiguous parcels covering the land and improvements used by WFAA and TXCN. In addition, WFAA has entered into an arm’s-length lease with The Dallas Morning News for the lease of certain storage facilities in the parking garage located on Dallas Morning News property.

The Company has additional leasehold and other interests that are used in its activities, which interests are not material. The Company believes its properties are in satisfactory condition, are well maintained and are adequate for present operations.

Item 3.	Legal Proceedings

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the paragraph below.

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arose out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and alleged violations of

PAGE 14  Belo Corp. 2009 Annual Report on Form 10-K

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the district court denied plaintiffs’ motion for class certification. On August 12, 2009, the Fifth Circuit affirmed the district court’s denial of class certification. Subsequent to the denial, the parties settled the lawsuit with an immaterial payment by the Company.

Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuits described in the following two paragraphs.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date is set for March 2011. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and is vigorously defending against these claims.

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

The Company’s authorized common equity consists of 450,000,000 shares of common stock, par value $1.67 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. See the Consolidated Financial Statements, Note 12–Common and Preferred Stock.

The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends declared each quarter for

Belo Corp. 2009 Annual Report on Form 10-K PAGE 15

both the Series A and Series B common stock. The first quarter 2008 stock prices have been adjusted to reflect the spin-off of A. H. Belo.

		High	Low	Close	Dividends
2009	Fourth Quarter	$6.18	$4.20	$5.44	$–
	Third Quarter	$5.72	$1.68	$5.41	$–
	Second Quarter	$2.40	$0.58	$1.79	$–
	First Quarter	$2.24	$0.47	$0.61	$.075

2008	Fourth Quarter	$5.93	$1.44	$1.56	$.075
	Third Quarter	$8.00	$5.83	$5.96	$.075
	Second Quarter	$11.35	$7.31	$7.31	$.075
	First Quarter	$13.97	$10.15	$10.57	$.075

On February 28, 2010, the closing price for the Company’s Series A common stock as reported on the New York Stock Exchange was $6.73. The approximate number of shareholders of record of the Series A and Series B common stock at the close of business on such date was 602 and 255, respectively.

The Company’s Amended 2009 Credit Agreement contains covenants limiting the payment of dividends. See Item 7–Managements’ Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for additional information on the Amended 2009 Credit Agreement.

PAGE 16  Belo Corp. 2009 Annual Report on Form 10-K

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2009. The 2009 Credit Agreement, which became effective on February 26, 2009, did not permit share repurchases, and the Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases. See Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for addition information on the 2009 Credit Agreement and the Amended 2009 Credit Agreement. See Consolidated Financial Statements, Note 12–Common and Preferred Stock for share repurchase plan authorization information.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2004, in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index, with (3) the 2009 group of peer companies selected on a line-of-business basis and weighted for market capitalization and (4) the 2008 group of peer companies. The chart below includes information regarding the previous peer group companies for reference. For 2009, the Company’s peer group includes the following companies: LIN TV Corp.; Gray Television; Nexstar Broadcasting Group and Sinclair Broadcasting Group. Hearst-Argyle Television, Inc., and Young Broadcasting Corporation were removed from the peer group because they are no longer trading. For 2008, the Company’s peer group included the following companies: Hearst-Argyle Television, Inc.; LIN TV Corp.; Gray Television; Nexstar Broadcasting Group; Sinclair Broadcasting Group; and Young Broadcasting Corporation. Belo is not included in either calculation of peer group cumulative total shareholder return on investment.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 17

Item 6.	Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2009. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

In thousands, except per share amounts	2009	2008	2007	2006	2005
Net operating revenues	$590,267	$733,470	$776,956	$770,539	$703,426

Impairment charges	242,144	662,151	14,363	–	–
All other operating costs and expenses	462,775	529,284	556,737	537,858	505,896

Total operating costs and expenses	704,919	1,191,435	571,100	537,858	505,896

Earnings (loss) from operations	(114,652)	(457,965)	205,856	232,681	197,530
Other income and expense	(51,479)	(63,247)	(88,228)	(86,964)	(90,485)
Income tax benefit (expense)	57,070	67,042	(44,130)	(50,338)	(41,076)

Net earnings (loss) from continuing operations	(109,061)	(454,170)	73,498	95,379	65,969
Earnings (loss) from discontinued operations, net of tax(a)	–	(4,996)	(323,510)	35,147	61,719

Net earnings (loss)	$(109,061)	$(459,166)	$(250,012)	$130,526	$127,688

Net earnings (loss) per share–Basic
Earnings (loss) per share from continuing operations	$(1.06)	$(4.45)	$.71	$.91	$.59
Earnings (loss) per share from discontinued operations(a)	–	(.05)	(3.16)	.34	.55

Basic earnings (loss) per share	$(1.06)	$(4.50)	$(2.45)	$1.25	$1.14

Net earnings (loss) per share–Diluted Earnings (loss) per share from continuing operations	$(1.06)	$(4.45)	$.71	$.91	$.58
Earnings (loss) per share from discontinued operations(a)	–	(.05)	(3.16)	.34	.54

Diluted earnings per share	$(1.06)	$(4.50)	$(2.45)	$1.25	$1.12

Cash dividends declared	$.075	$.30	$.50	$.475	$.40

Total assets	$1,584,461	$1,849,179	$3,186,834	$3,605,927	$3,589,213
Long-term debt	$1,028,219	$1,092,765	$1,168,140	$1,283,434	$1,244,875

(a)	Earnings (loss) from discontinued operations include the operations of the newspaper businesses and related assets that were spun-off to A. H. Belo in February 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the other sections of the Annual Report on Form 10-K, including Item 1–Business, Item 1A–Risk Factors, Item 6–Selected Financial Data, Item 7A–Quantitative and Qualitative Disclosures about Market Risks, Item 9A - Controls and Procedures and the Consolidated Financial Statements and the notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A–Risk Factors.

All references to earnings per share represent diluted earnings per share.

OVERVIEW

Belo, a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also owns two local and two regional cable news channels and holds ownership interests in two other cable news channels. Additionally, at December 31, 2009, the Company managed one television station through a local marketing agreement (LMA) which expires April 24, 2010.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company, A. H. Belo, which has its own management and board of directors. The spin-off was accomplished by transferring the subject assets and liabilities to A. H. Belo and distributing a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock, owned as of the close of

PAGE 18  Belo Corp. 2009 Annual Report on Form 10-K

business on January 25, 2008. See “Liquidity and Capital Resources–Spin-off of A. H. Belo” for further discussion on the spin-off.

Except as otherwise noted in this annual report, the Company has no further ownership interest in A. H. Belo or in any of the newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements.

The Company intends for the discussion of its 2009 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

Generally, a substantial majority of the Company’s revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, which was seen in the latter part of 2008 and throughout 2009. Further, the Company’s concentration of assets in Texas, the Northwest and Arizona can make the economic conditions in these regions particularly important to its results of operations. In 2009, the Company managed through one of the weakest advertising environments in recent history, while cycling against a record level of political revenue in 2008. In response to this decline in revenues, the Company implemented cost-saving measures throughout 2009 to successfully reduce station and corporate operating costs and expenses. Additional discussion regarding the Company’s results of operations in 2009 as compared to 2008, and 2008 as compared to 2007, is provided below.

Results of Operations
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

		Percentage		Percentage
Year Ended December 31,	2009	Change	2008	Change	2007
Net operating revenues	$590,267	(19.5)%	$733,470	(5.6)%	$776,956
Impairment charges	242,144	(63.4)%	662,151	N/A	14,363
Other operating costs and expenses	462,775	(12.6)%	529,284	(4.9)%	556,737

Total operating costs and expenses	704,919	(40.8)%	1,191,435	108.6%	571,100

Earnings (loss) from operations	(114,652)	(75.0)%	(457,965)	(322.5)%	205,856
Other income (expense)	(51,479)	(18.6)%	(63,247)	(28.3)%	(88,228)

Earnings (loss) from continuing operations before income taxes	(166,131)	(68.1)%	(521,212)	(543.1)%	117,628
Income tax (benefit) expense	(57,070)	(14.9)%	(67,042)	(251.9)%	44,130

Net earnings (loss) from continuing operations	$(109,061)	(76.0)%	$(454,170)	(717.9)%	$73,498

Net Operating Revenues

		Percentage		Percentage
Year Ended December 31,	2009	Change	2008	Change	2007
Non-political advertising	$512,316	(17.3)%	$619,476	(13.0)%	$711,825
Political advertising	13,350	(76.3)%	56,223	284.7%	14,615
Other	64,601	11.8%	57,771	14.4%	50,516

Net operating revenues	$590,267	(19.5)%	$733,470	(5.6)%	$776,956

Non-political advertising revenues decreased $107,160, or 17.3 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease is primarily due to a $104,914, or 18.2 percent, decrease in local and national spot revenue. Spot revenue decreased in most categories, including the major categories of automotive, entertainment, retail, financial services, home construction and improvement, and restaurants. Two major categories, grocery and healthcare, showed increases versus the prior year. Internet advertising revenues decreased $1,584, or 5.2 percent. Political advertising revenues decreased $42,873 in the year ended December 31, 2009, compared with the year ended December 31, 2008. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various

Belo Corp. 2009 Annual Report on Form 10-K PAGE 19

state and national offices. Other revenues increased primarily due to a $9,516, or 28.8 percent, increase in retransmission revenues.

Non-political advertising revenues decreased $92,349, or 13.0 percent, in the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease is primarily due to a $95,832, or 14.2 percent, decrease in local and national spot revenue partially offset by a $3,785, or 14.1 percent, increase in advertising revenue generated from the television station’s Web sites as compared with the year ended December 31, 2007. Spot revenue decreases were noted in most categories, including the major categories of automotive, retail, entertainment, restaurants and home improvement. A few less significant categories such as consumer services and financial services showed increases versus the prior year. The decrease in non-political advertising revenue was partially offset by an increase in political advertising revenues. Political advertising revenues increased $41,608, or 284.7 percent, in the year ended December 31, 2008, as compared with the year ended December 31, 2007. Political revenues are generally higher in even numbered years than in odd numbered years due to elections for various state and national offices. Other revenues increased primarily due to higher retransmission revenues.

Operating Costs and Expenses

For the year ended December 31, 2009, station salaries, wages and employee benefits decreased $40,253, or 17.4 percent, primarily due to decreases in salary expense of $17,528, 401(k) plan expense of $7,271, vacation expense of $7,351 (due to an announced change to the Company’s vacation policy), pension transition supplement expense of $3,461, sales commissions of $2,133, bonus expense of $1,419 and self-insured medical insurance costs of $1,414. Station programming and other operating costs decreased $18,026, or 8.3 percent, with decreases in most expense categories, including a $7,336 decrease in advertising and promotion expense and a $3,691 decrease in national representation fees. In 2005, the FCC allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment. For the full year, the credits recognized for the replacement of analog equipment pursuant to the FCC decision discussed above were $2,634 and $6,379 in 2009 and 2008, respectively, as two Belo markets converted to this digital equipment in 2009 versus seven Belo markets in 2008.

Station salaries, wages and employee benefits decreased $9,106, or 3.8 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an $8,529 decrease in bonus and commission expenses. Station programming and other operating costs decreased $3,155, or 1.4 percent, primarily due to a non-cash expense reduction of $6,379, relating to the FCC decision discussed above. Additionally, there was a $5,031 decrease in advertising and promotion and sales projects expenses and a $1,240 decrease in travel and entertainment expense. These credits and expense decreases were partially offset by a $5,173 increase in outside services and a $4,103 increase in programming costs.

Corporate operating costs decreased $2,333, or 7.2%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease is primarily due to a $4,065 decrease in legal and consulting costs and a decrease of $4,167 in various other expenses, partially offset by a decrease in the credit to pension expense of $2,791 and an increase in technology costs of $3,108.

Corporate operating costs decreased $8,231, or 20.3 percent, in the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease was primarily due to a $6,197 decrease in share-based compensation, a $2,021 decrease in bonus expense and a $1,408 decrease in supplemental retirement expense related to plans that were suspended in December 2007.

During the years ended December 31, 2008 and 2007, the Company incurred $4,659 and $9,267, respectively, in costs related to the spin-off of A. H. Belo. No spin-off costs were incurred during the year ended December 31, 2009.

In the third quarter 2009, the Company recorded a non-cash impairment charge of $242,144 related to the decline in the fair value of its intangible assets associated with FCC licenses. In the fourth quarter 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540 and a non-cash impairment charge for intangible assets related to FCC licenses of $311,611. See Critical Accounting Policies and Estimates below for further discussion of the goodwill and intangible asset assessment process and related impairment charges recorded by the Company.

Other income (expense)

Interest expense decreased $19,173, or 23.1 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Interest expense decreased $11,401, or 12.1 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007. These decreases were primarily the result of the repayment of $350,000 of 8% Senior Notes due November 2008 with borrowings under the lower interest rate credit facility. Additionally, in fourth quarter 2008 and first quarter 2009, the Company purchased a total of $74,075 of the Company’s outstanding 6 3/4% Senior Notes due 2013

PAGE 20  Belo Corp. 2009 Annual Report on Form 10-K

and $10,000 of the Company’s outstanding 7 1/4% Senior Debentures due 2027 for a total cost of $52,047. The purchases were also funded with lower rate borrowings under the credit facility. These decreases were partially offset by interest and debt cost amortization related to the Company’s 8% Senior Notes issued November 15, 2009, and due in 2016.

Other income (expense), net, decreased $7,405, or 37.3 percent, in 2009. A 2009 gain related to the purchase of the Company’s long-term notes was $1,502 less than a 2008 gain related to the purchase of its long-term notes. Additionally, the Company recorded investment reserves of $3,185 and a $1,273 loss on the sale of a non-operating asset. Other income (expense), net, increased $13,580, or 216.7 percent, in 2008, primarily due to a $16,407 gain related to the Company’s fourth quarter 2008 purchase of a portion of its long-term notes. The notes were purchased on the open market at a discount. The 2008 gain is greater than the 2007 one-time gain of approximately $4,000 for Hurricane Katrina insurance proceeds received, resulting in the noted increase in 2008.

The income tax benefit recorded in 2009 decreased $9,972, or 14.9 percent, compared with the income tax benefit recorded in 2008. The Company recorded an $86,724 tax benefit associated with the impairment charge for FCC licenses in 2009 versus a tax benefit of $139,972 associated with the impairment charge for FCC licenses and goodwill in 2008. The 2008 tax benefit was partially offset by a spin-off related tax charge of $18,756 which is described further below. The remaining difference is due to lower taxable income in 2009 versus 2008. The Company’s effective tax rate was 34.4 percent for the year ended December 31, 2009.

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

As a result of the matters discussed above, the Company recorded a net loss from continuing operations of $(109,061), or $(1.06) per share, for 2009, compared with a net loss from continuing operations of $(454,170), or $(4.45) per share, for 2008, and net earnings from continuing operations of $73,498, or $0.71 per share, for 2007.

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

Station EBITDA

		Percentage		Percentage
Year Ended December 31,	2009	Change	2008	Change	2007
Station EBITDA	$199,049	(29.9)%	$283,973	(9.9)%	$315,198
Corporate operating costs and expenses	29,902	(7.2)%	32,235	(20.3)%	40,466
Spin-off related costs	–	(100.0)%	4,659	(49.7)%	9,267
Depreciation and amortization	41,655	(2.9)%	42,893	(5.2)%	45,246
Impairment	242,144	(63.4)%	662,151	N/A	14,363

Earnings (loss) from operations	$(114,652)	(75.0)%	$(457,965)	(322.5)%	$205,856

Belo’s management uses Station EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, corporate operating costs and expenses and spin-off related costs. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.

For the year ended December 31, 2009, Station EBITDA decreased $84,924, or 29.9 percent, compared with the year ended December 31, 2008. As discussed above, this decrease was primarily due to lower 2009 revenues partially offset by reductions

Belo Corp. 2009 Annual Report on Form 10-K PAGE 21

in station salaries, wages and employee benefits, and station programming and other operating costs. For the year ended December 31, 2008, Station EBITDA decreased $31,255, or 9.9 percent, compared with the year ended December 31, 2007. As discussed above, lower revenues were partially offset by lower expenses in 2008.

Forward-Looking Statements

Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings, impairments, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in Item 1A–Risk Factors, that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo Corporation and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions and co-owned ventures; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, filings with the SEC and elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition     Broadcast advertising revenue is recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Retransmission revenues are recognized in the period generated.

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

Impairment of Property, Plant and Equipment     The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future undiscounted net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2009, 2008 and 2007, there were no indicators of impairment, therefore the Company did not record any impairment losses related to property, plant and equipment.

Impairment of Goodwill and Intangible Assets     The Company classifies the FCC licenses apart from goodwill as separate indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets (FCC licenses) are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite-lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the

PAGE 22  Belo Corp. 2009 Annual Report on Form 10-K

Company’s stations operate. Goodwill is evaluated by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. The Company measures the fair value of goodwill and indefinite-lived intangible assets annually as of December 31. Due to the continuing softness in the current advertising environment and after further considering near-term industry revenue expectations and prevailing average costs of capital, management reviewed goodwill and indefinite-lived intangible assets for potential impairment at the end of the third quarter of 2009 and concluded that a full interim impairment test of FCC licenses and goodwill was warranted as of September 30.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Based upon the assessments performed as of September 30, 2009, and December 31, 2009, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary.

In assessing the fair value of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite-lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2009, perpetuity growth rates used ranged from 1.5% to 3.1%), forecasted operating margins, estimated tax rates, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2009, the weighted-average cost of capital used was 10.25%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. At December 31, 2009, in 10 of the Company’s 15 markets, the estimated fair value of the FCC licenses is less than 10 percent greater than their respective carrying values, with eight of these 10 markets having an excess of less than two percent. A further reduction in the fair value of the FCC licenses in any of these 10 markets could result in an impairment charge. After giving consideration to the impairment charge recorded in the third quarter, the carrying value of the FCC licenses, as of December 31, 2009, in those 10 markets represents approximately $649,441 of the Company’s total $725,399 of FCC licenses. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its indefinite-lived intangible assets.

Based on interim assessments performed as of September 30, 2009, the Company recorded a non-cash impairment charge of $242,144 reflecting the reduction in the fair value of the Company’s FCC licenses in 10 of its markets. Of this amount, $84,584 related to the Phoenix, Arizona market, $52,727 related to the Seattle, Washington market, $27,807 related to the Portland, Oregon market, $13,133 related to the St. Louis, Missouri market, $14,383 related to the Louisville, Kentucky market, $10,518 related to the Austin, Texas market, $10,212 related to the San Antonio, Texas market, $10,128 related to the Tucson, Arizona market, $9,597 related to the Spokane, Washington market, and $9,055 related to the Boise, Idaho market. Based on its annual assessments performed as of December 31, 2009, no additional impairments of FCC licenses were identified.

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

Belo Corp. 2009 Annual Report on Form 10-K PAGE 23

As of December 31, 2009, goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 20% represent over 80% of the total investments in goodwill, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill.

As of December 31, 2008, as a result of the first step of the goodwill impairment analysis, the fair value of 10 of 15 reporting units exceeded their carrying amounts. For five of the reporting units, the carrying amounts exceeded their fair value and the second step was performed. Based on second step assessments performed as of December 31, 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540, of which $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market. Based on the Company’s annual impairment tests performed as of December 31, 2009 and 2007, there was no impairment of goodwill in 2009 or 2007.

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

Share-Based Compensation     The Company records compensation expense related to its share-based compensation awards according to ASC 718 (formerly SFAS 123R). The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant, as adjusted, for a portion of the RSUs to reflect liabilities expected to be settled in cash.

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

Pension Benefits     Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715 (formerly SFAS 87, “Employers’ Accounting for Pensions.”) To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption of 6.18 percent, the Company used a measurement date of December 31, 2009, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio.

To compute the Company’s pension expense in the year ended December 31, 2009, the Company used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.88 percent, used in this calculation, was the rate used in computing the benefit obligation as of December 31, 2008. The expected long-term rate of return on plan assets of 8.50 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.

Recent Accounting Pronouncements

On December 15, 2009, the Company adopted the amendment to ASC 715-20, which expands disclosure requirements about assets held in a defined benefit pension or other post retirement plan. These disclosures are effective for fiscal years ending after December 15, 2009. This amendment affects disclosure requirements only and has no effect on the Company’s financial position or results of operations.

PAGE 24  Belo Corp. 2009 Annual Report on Form 10-K

On January 1, 2009, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standard (SFAS) 141R, “Business Combinations”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects that the standard will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after January 1, 2009.

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

On June 16, 2008, the Financial Accounting Standards Board (FASB) issued ASC 260-10 (formerly FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted the standard in the first quarter of 2009; however, the adoption will require retrospective application to prior periods’ earnings per share amounts presented. Accordingly, the Company has revised the presentation of its earnings per share and weighted average shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). The FASB Accounting Standards Codification (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. The Codification did not change or alter existing GAAP and, therefore, the Company’s adoption of references to the Codification did not affect on the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources
(Dollars in thousands, except per share amounts)

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $79,922, $109,328 and $218,802 in the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 operating cash flows were provided primarily by net earnings, adjusted for non-cash charges, partially offset by net cash used for routine changes in the Company’s working capital requirements. The 2008 operating cash flows consisted of $127,649 provided by continuing operations and $18,321 used for discontinued operations. The 2008 cash flows from continuing operations were provided primarily by net earnings adjusted for non-cash charges, and benefited from a decrease in accounts receivable partially offset by net cash used for routine changes in the Company’s working capital requirements. The 2007 operating cash flows consisted of $129,210 provided by continuing operations and $89,592 provided by discontinued operations. The 2007 cash flows from continuing operations were provided primarily by net earnings adjusted for non-cash charges and the effect of routine changes in working capital requirements.

The Company expects, under current actuarial calculations, to contribute $14,277 to its defined benefit pension plan in 2010. Under the employee matters agreement with A. H. Belo, A. H. Belo has agreed to reimburse the Company 60% of the required contribution. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets. On September 14, 2009, the Company and A. H. Belo amended their tax matters agreement to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 tax return. After the tax matters agreement was amended, the Company amended the previously filed 2007 consolidated tax return to

Belo Corp. 2009 Annual Report on Form 10-K PAGE 25

generate an $11,978 federal income tax refund. The Company and A. H. Belo agreed that the refund will be held by the Company on A. H. Belo’s behalf and be applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its contributions to the Company-sponsored pension plan. The refund is expected to cover any 2010 contribution reimbursements due to the Company from A. H. Belo.

Investing Cash Flows

Net cash flows used in investing activities were $6,149, $25,731 and $75,921 in 2009, 2008 and 2007, respectively. The 2008 investing cash flows consisted of $25,427 used in continuing operations investing activities and $304 used in discontinued operations investing activities. The 2007 investing cash flows consisted of $27,242 used in continuing operations investing activities and $48,679 used in discontinued operations investing activities. These cash flows are primarily attributable to capital expenditures as more fully described below.

Capital Expenditures

Total capital expenditures for continuing operations were $9,189, $25,359 and $27,393 in 2009, 2008 and 2007, respectively. These were primarily for television station equipment and corporate-driven technology initiatives. As of December 31, 2009, projected capital expenditures for 2010 related to Belo’s television businesses and related assets are approximately $15,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit facility.

Financing Cash Flows

Net cash flows used in financing activities were $74,743, $96,807 and $170,192 in the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 8% Senior Notes due 2016, purchase of debt securities and dividends on common stock as described below. The 2008 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, redemption of the Company’s 8% Senior Notes due 2008, dividends on common stock and purchase of debt securities as described below. The 2007 financing cash flows consisted primarily of borrowing and repayments under the Company’s revolving credit facility, redemption of 7 1/8% Senior Notes due 2007, dividends on common stock, purchases of treasury stock and proceeds from exercises of stock options as described below.

Long-Term Debt

Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008
6 3/4% Senior Notes due May 30, 2013	175,499	215,765
8-00% Senior Notes due November 15, 2016	269,720	–
7 3/4% Senior Debentures due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures due September 15, 2027	240,000	240,000

Fixed-rate debt	885,219	655,765

Revolving credit facility, including short-term unsecured notes	143,000	437,000

Total	$1,028,219	$1,092,765

The combined weighted average effective interest rate for these debt instruments was 7.0 percent and 5.1 percent as of December 31, 2009 and 2008, respectively. The weighted average effective interest for the fixed rate debt was 7.5 percent and 7.2 percent as of December 31, 2009 and 2008, respectively.

In November 2009, Belo issued $275,000 of 8% Senior Notes due November 15, 2016 at a discount of approximately $5,346. Interest on these 8% Senior Notes is due semi-annually on November 15 and May 15 of each year. The 8% Senior Notes are guaranteed by the 100%-owned subsidiaries of the Company. The Company may redeem the 8% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility. The $5,346 discount associated with the issuance of these 8% Senior Notes is being amortized over the term of the 8% Senior Notes using the effective interest rate method. As of December 31, 2009, the unamortized discount was $5,280.

PAGE 26  Belo Corp. 2009 Annual Report on Form 10-K

In 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due May 30, 2013 for a total cost of $25,260 and a net gain of $14,905. In 2008, the Company redeemed the 8% Senior Notes due November 1, 2008 with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of the outstanding 6 3/4% Senior Notes due May 30, 2013 and $10,000 of the outstanding 7 1/4% Senior Debentures due September 15, 2027 for a total cost of $26,787 and a net gain of $16,407. These purchases were funded with borrowings under the credit facility.

On November 16, 2009, the Company entered into an Amended and Restated $460,750 Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which matures upon expiration of the agreement on December 31, 2012 (the Amended 2009 Credit Agreement). The Amended 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement described below (the 2009 Credit Agreement). The amendment reduced the total amount of the Credit Agreement to $460,750 through June 7, 2011, then to $205,000 through the end of the agreement. Additionally, it modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The Amended 2009 Credit Agreement is guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the Amended 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.75 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility.

The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. For the remaining term of the agreement, the maximum allowed leverage ratios, minimum required interest coverage ratios and maximum allowed senior leverage ratios are as follows:

			Minimum	Maximum
		Maximum Allowed	Required Interest	Allowed Senior
From	To	Leverage Ratio	Coverage Ratio	Leverage Ratio

January 1, 2010	September 29, 2010	8.00	1.50	1.75
September 30, 2010	December 30, 2010	7.75	1.50	1.50
December 31, 2010	March 30, 2012	7.25	1.50	1.50
March 31, 2012	June 29, 2012	7.00	1.50	1.50
June 30, 2012	September 29, 2012	6.75	1.75	1.50
September 30, 2012	Thereafter	6.25	1.75	1.50

The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default, which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. The Amended 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The Amended 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.

At December 31, 2009, the Company’s leverage ratio was 5.9, its interest coverage ratio was 2.8 and its senior leverage ratio was 0.8. As of December 31, 2009, the balance outstanding under the Amended 2009 Credit Agreement was $143,000, the weighted average interest rate was 4.2 percent, and all unused borrowings were available for borrowing. At December 31, 2009, the Company was in compliance with all debt covenant requirements.

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility was available for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement was guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance

Belo Corp. 2009 Annual Report on Form 10-K PAGE 27

procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrued and were payable under the facility.

On February 8, 2008, the date of the spin-off of A. H. Belo, the Company entered into the 2008 Credit Agreement. The 2008 Credit Agreement amended and restated the Company’s then existing Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. Revolving credit borrowings under the 2008 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the credit rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees which depended on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrued and were payable under the facility. The 2008 Credit Agreement contained usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company was required to maintain certain leverage and interest coverage ratios specified in the agreement. At December 31, 2008, the maximum allowed leverage ratio was 5.75 and the minimum required interest coverage ratio was 2.25, as specified in the agreement. At December 31, 2008, the Company was in compliance with all debt covenant requirements. As of December 31, 2008, the balance outstanding under the 2008 Credit Agreement was $437,000 and the weighted average interest rate was 1.9 percent and all unused borrowings were available for borrowing. This 2008 Credit Agreement was amended and restated in 2009, as discussed above.

Dividends

The following table presents dividend information for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Dividends paid	$15,375	$35,767	$51,256
Dividends declared per share	.075	.30	.50

Exercise of Stock Options

The following table presents stock option exercise information for the years ended December 31, 2009 and 2007. There were no stock options exercised in the year ended December 31, 2008:

	Year Ended December 31,
	2009	2007
Options exercised	62,740	709,214
Exercisable options	9,808,387	12,021,912
Net proceeds received from the exercise of stock options (in thousands)	$118	$12,913

Share Repurchase Program

The Company has a stock repurchase program pursuant to authorization from Belo’s Board or Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2009, under this authority was 13,030,716 shares. The 2009 Credit Agreement, which became effective on February 26, 2009, did not permit share repurchases and the Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases. There were no share repurchases in 2009. The total cost of the treasury shares purchased in 2008 and 2007, was $2,203 and $17,152, respectively. All shares repurchased were retired in the year of purchase.

PAGE 28  Belo Corp. 2009 Annual Report on Form 10-K

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2009. See the Consolidated Financial Statements, Note 15 — Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt (principal only)	$1,028,219	$–	$–	$143,000	$175,499	$–	$709,720
Interest on long-term debt(a)	788,266	72,802	72,802	72,802	59,848	54,900	455,112
Broadcast rights	139,927	62,630	48,863	18,111	6,619	3,232	472
Capital expenditures and licenses	472	472	–	–	–	–	–
Non-cancelable operating leases	14,054	3,261	2,476	1,549	1,399	1,137	4,232

Total	$1,970,938	$139,165	$124,141	$235,462	$243,365	$59,269	$1,169,536

(a)	Represents the annual interest on fixed rate debt at the applicable stated rates and interest on variable rate debt at the interest rates in effect at December 31, 2009.

The contractual obligations table does not include actuarially projected minimum funding requirements of the Company’s pension plan due to significant uncertainties regarding the assumptions involved in making such minimum funding projections, including (i) interest rate levels; (ii) asset returns, and (iii) what, if any, changes will occur to regulation requirements. While subject to change, the contribution amounts for 2010 and 2011, under current regulations, are estimated to be $14,277 and $38,100, respectively; however, the Company expects to receive reimbursements by A. H. Belo of approximately 60 percent of these and future contributions the Company makes. Further contributions are currently projected for 2012 through 2017 but amounts cannot be reasonably estimated due to the uncertainties listed above. As of December 31, 2009, the Company’s total net pension obligation as reflected on the Consolidated Balance Sheet was $196,348. See the Consolidated Financial Statements, Note 7 — Defined Benefit Pension and Other Post Retirement Plans and Note 3 — Discontinued Operations and Affiliate Transactions, for additional information regarding the agreement with A. H. Belo.

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

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo did not recognize any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed primarily by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as further discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate and other investment assets and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement.

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements.

In the separation and distribution agreement between Belo and A. H. Belo, effective as of the spin-off date, A. H. Belo and Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 29

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the spin-off, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes incurred after the spin-off. In addition, even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the spin-off, resulting in a federal income tax obligation of $17,954, and a state tax of $802 both of which were provided for in 2008. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company will be responsible for taxes attributable to the television businesses and related assets, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-spin-off actions or omissions by the indemnifying party that affect the tax consequences of the spin-off, subject to certain exceptions.

In the third quarter 2009, the Company and A. H. Belo amended the tax matters agreement to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 consolidated tax return. After the tax matters agreement was amended, the Company amended the previously filed 2007 tax return to generate an $11,978 federal income tax refund. The Company and A. H. Belo agreed that the refund will be held by the Company on A. H. Belo’s behalf and be applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its contributions to the Company-sponsored pension plan. The refund is expected to cover any 2010 contribution reimbursements due to the Company from A. H. Belo.

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

Other

The Company has various options available to meet its 2009 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $460,750 revolving credit facility. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Other Matters

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the paragraph below.

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arose out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the district court denied plaintiffs’ motion for class certification. On August 12, 2009, the Fifth Circuit affirmed the district court’s denial of class certification. Subsequent to the denial, the parties settled the lawsuit with an immaterial payment by the Company.

PAGE 30  Belo Corp. 2009 Annual Report on Form 10-K

Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuits described in the following two paragraphs.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date is set for March 2011. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and is vigorously defending against these claims.

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

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 10 — Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2009 and 2008, the fair value of Belo’s fixed-rate debt was estimated to be $796,984 and $378,001, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The carrying amount of fixed-rate debt was $885,219 and $655,765 at December 31, 2009 and 2008, respectively. The increase in the fair value, as compared to the carrying amount, is related to improved market conditions.

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $59,600 at December 31, 2009 ($37,289 at December 31, 2008). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates for the year ended December 31, 2009 or 2008, would have resulted in an immaterial annual change to Belo’s pretax earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K (Form 10-K). Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related Notes, or because such information is not applicable.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2009 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

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

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2009.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report appears immediately following this report.

PAGE 32  Belo Corp. 2009 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belo Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 12, 2010

Belo Corp. 2009 Annual Report on Form 10-K PAGE 33

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Belo Corp. Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Committees of the Board–Audit Committee,” “Corporate Governance–Committees of the Board–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

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

A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
P.O. Box 655237
Dallas, Texas 75265-5237
Attn: Corporate Secretary
Telephone: (214) 977-6606

Item 11. Executive Compensation

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Interlocks and Insider Participation, - Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2009, - Belo Corp. Outstanding Equity Awards at Fiscal Year-End 2009,–Option Exercises and Stock Vested in 2009,–Post-Employment Benefits,–Pension Benefits at December 31, 2009,–Non-qualified Deferred Compensation,–Termination of Employment and Change In Control Arrangements,–Potential Payments on Termination or Change in Control at December 31, 2009,–Director Compensation” and “Corporate Governance–Committees of the Board–Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Belo Corp. Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5–Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Director Compensation–Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 11, 2010, is incorporated herein by reference.

PAGE 34  Belo Corp. 2009 Annual Report on Form 10-K

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

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (-) are management contracts or compensatory plans contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number		Description

2	.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10 *	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above
4	.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
4	.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4.4		Instruments defining rights of debt securities:
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
* (b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

Belo Corp. 2009 Annual Report on Form 10-K PAGE 35

Exhibit Number	Description

	(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
	(6)	*	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
	(7)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
	(8)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(9)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
	(10)	*	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))
	(11)	*	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)
	(12)	*	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)
10.1	Financing agreements:
	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
	(3)	*	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))
	(4)	*	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)
	(5)	*	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the November 16, 2009 Form 8-K)
	(6)	*	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time part thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)
10.2	Compensatory plans:
	~(1)		Belo Savings Plan:
		*	(a) Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
		*	(b) First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598)(the “2nd Quarter 2008 Form 10-Q”))
		*	(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the 2008 Form 10-K)
		*	(d) Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)
		*	(e) Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))

PAGE 36  Belo Corp. 2009 Annual Report on Form 10-K

Exhibit Number	Description

	~(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	~(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
		*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)
	~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
		*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))
		*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))
	~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)
	~(8)		Belo Amended and Restated 2004 Executive Compensation Plan
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)

Belo Corp. 2009 Annual Report on Form 10-K PAGE 37

Exhibit Number	Description

		*	(c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))
	~(9)		Summary of Non-Employee Director Compensation
	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598)
10.3	Agreements relating to the spin-off distribution of A. H. Belo:
	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		*	(a) First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
12	Statement re Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PAGE 38  Belo Corp. 2009 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Dunia A. Shive
Dunia A. Shive
President, Chief Executive Officer and Director

Dated: March 12, 2010

POWER OF ATTORNEY

The undersigned hereby constitute and appoint Dunia A. Shive, Carey P. Hendrickson and Guy H. Kerr, and each of them and their substitutes, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board	March 12, 2010

/s/ Dunia A. Shive Dunia A. Shive	President, Chief Executive Officer and Director	March 12, 2010

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 12, 2010

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 12, 2010

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 12, 2010

/s/ James M. Moroney III James M. Moroney III	Director	March 12, 2010

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 12, 2010

/s/ M. Anne Szostak M. Anne Szostak	Director	March 12, 2010

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr.	Director	March 12, 2010

Belo Corp. 2009 Annual Report on Form 10-K PAGE 39

Signature	Title	Date

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 12, 2010

/s/ Carey P. Hendrickson Carey P. Hendrickson	Senior Vice President/ Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

PAGE 40  Belo Corp. 2009 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 12, 2010

Belo Corp. 2009 Annual Report on Form 10-K PAGE 41

Consolidated Statements of Operations

	Years ended December 31,

In thousands, except share and per share amounts	2009	2008	2007

Net Operating Revenues	$590,267	$733,470	$776,956
Operating Costs and Expenses
Station salaries, wages and employee benefits	191,003	231,256	240,362
Station programming and other operating costs	200,215	218,241	221,396
Corporate operating costs	29,902	32,235	40,466
Spin-off related costs	–	4,659	9,267
Depreciation	41,655	42,893	44,804
Amortization	–	–	442
Impairment charge	242,144	662,151	14,363

Total operating costs and expenses	704,919	1,191,435	571,100

Earnings (loss) from operations	(114,652)	(457,965)	205,856

Other Income and Expense
Interest expense	(63,920)	(83,093)	(94,494)
Other income, net	12,441	19,846	6,266

Total other income and expense	(51,479)	(63,247)	(88,228)

Earnings (Loss)
Earnings (loss) from continuing operations before income taxes	(166,131)	(521,212)	117,628
Income tax (benefit) expense	(57,070)	(67,042)	44,130

Net earnings (loss) from continuing operations	(109,061)	(454,170)	73,498
Loss from discontinued operations, net of tax	–	(4,996)	(323,510)

Net loss	$(109,061)	$(459,166)	$(250,012)

Net earnings (loss) per share–Basic:
Earnings (loss) per share from continuing operations	$(1.06)	$(4.45)	$0.71
Loss per share from discontinued operations	$–	$(0.05)	$(3.16)

Net loss per share	$(1.06)	$(4.50)	$(2.45)

Net earnings (loss) per share–Diluted:
Earnings (loss) per share from continuing operations	$(1.06)	$(4.45)	$0.71
Loss per share from discontinued operations	$–	$(0.05)	$(3.16)

Net loss per share	$(1.06)	$(4.50)	$(2.45)

Dividends declared per share	$0.075	$0.30	$0.50

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  Belo Corp. 2009 Annual Report on Form 10-K

Consolidated Balance Sheets

Assets	December 31,

In thousands	2009	2008

Current assets:
Cash and temporary cash investments	$4,800	$5,770
Accounts receivable (net of allowance of $4,634 and $5,229 at December 31, 2009 and 2008, respectively)	139,911	138,638
Deferred income taxes	8,072	5,246
Short-term broadcast rights	8,132	9,219
Prepaid and other current assets	15,209	7,811

Total current assets	176,124	166,684
Property, plant and equipment, at cost:
Land	39,404	41,384
Buildings and improvements	120,294	121,014
Broadcast equipment	359,244	383,624
Other	110,451	116,434
Advance payments on property, plant and equipment	3,308	11,562

Total property, plant and equipment	632,701	674,018
Less accumulated depreciation	(455,226)	(464,030)

Property, plant and equipment, net	177,475	209,988
Intangible assets, net	725,399	967,543
Goodwill	423,873	423,873
Other assets	81,590	81,091

Total assets	$1,584,461	$1,849,179

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 43

Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2009	2008

Current liabilities:
Accounts payable	$20,736	$19,385
Accrued compensation and benefits	13,242	30,693
Short-term film obligations	11,036	10,944
Other accrued expenses	17,644	9,762
Short-term pension obligation	14,277	–
Income taxes payable	12,052	18,067
Deferred revenue	4,228	5,083
Dividends payable	–	7,665
Accrued interest payable	10,682	8,212

Total current liabilities	103,897	109,811

Long-term debt	1,028,219	1,092,765
Deferred income taxes	169,888	234,452
Pension obligation	182,065	192,541
Other liabilities	28,561	32,707

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 90,956,337 and 89,184,467 shares at December 31, 2009 and 2008, respectively;	151,897	148,938
Series B: Issued and outstanding 11,642,354 and 13,019,733 shares at December 31, 2009 and 2008, respectively.	19,443	21,743
Additional paid-in capital	911,989	909,767
Retained earnings (deficit)	(871,913)	(756,639)
Accumulated other comprehensive loss	(139,585)	(136,936)

Total shareholders’ equity	71,831	186,903

Total liabilities and shareholders’ equity	$1,584,461	$1,849,179

See accompanying Notes to Consolidated Financial Statements.

PAGE 44  Belo Corp. 2009 Annual Report on Form 10-K

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2009

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2006	87,706,833	14,589,345	$170,835	$886,501	$506,807	$(36,995)	$1,527,148
Comprehensive loss:
Net loss	–	–	–	–	(250,012)	–	(250,012)
Change in pension liability adjustment, net of tax	–	–	–	–	–	28,332	28,332

Total comprehensive loss							(221,680)

Exercise of stock options	697,055	88,864	1,312	11,601	–	–	12,913
Excess tax benefit from long-term incentive plan	–	–	–	730	–	–	730
Employer’s matching contribution to Savings Plan	4,603	–	8	76	–	–	84
Share-based compensation	–	–	–	13,589	–	–	13,589
Purchases and subsequent retirement of treasury stock	(827,339)	–	(1,382)	(6,908)	(8,862)	–	(17,152)
Dividends	–	–	–	–	(51,123)	–	(51,123)
Conversion of Series B to Series A	435,068	(435,068)	–	–	–	–	–

Balance at December 31, 2007	88,016,220	14,243,141	$170,773	$905,589	$196,810	$(8,663)	$1,264,509
Comprehensive loss:
Net loss	–	–	–	–	(459,166)	–	(459,166)
Change in pension liability adjustment, net of tax	–	–	–	–	–	(128,273)	(128,273)

Total comprehensive loss							(587,439)

Conversion of RSUs	135,839	–	227	(227)	–	–	–
Share-based compensation	–	–	–	6,130	–	–	6,130
Purchases and subsequent retirement of treasury stock	(191,000)	–	(319)	(1,695)	(189)	–	(2,203)
Spin-off distribution of A. H. Belo	–	–	–	–	(463,432)	–	(463,432)
Dividends	–	–	–	–	(30,662)	–	(30,662)
Conversion of Series B to Series A	1,223,408	(1,223,408)	–	–	–	–	–

Balance at December 31, 2008	89,184,467	13,019,733	$170,681	$909,797	$(756,639)	$(136,936)	$186,903
Comprehensive loss:
Net loss	–	–	–	–	(109,061)	–	(109,061)
Change in pension liability adjustment, net of tax	–	–	–	–	–	(2,649)	(2,649)

Total comprehensive loss							(111,710)

Exercise of stock options	62,340	400	105	13	–	–	118
Excess tax benefit from long-term incentive plan	–	–	–	67	–	–	67
Conversion of RSUs	331,751	–	554	(554)	–	–	–
Share-based compensation	–	–	–	2,666	–	–	2,666
Dividends	–	–	–	–	(7,710)	–	(7,710)
Spin-off distribution of A. H. Belo	–	–	–	–	1,497	–	1,497
Conversion of Series B to Series A	1,377,779	(1,377,779)	–	–	–	–	–

Balance at December 31, 2009	90,956,337	11,642,354	$171,340	$911,989	$(871,913)	$(139,585)	$71,831

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 45

Consolidated Statements of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2009	2008	2007

Operations
Net loss	$(109,061)	$(459,166)	$(250,012)
Adjustments to reconcile net loss to net cash provided by operations:
Net (income) loss from discontinued operations	–	4,996	323,510
Gain on repurchase of senior notes	(14,905)	(16,407)	–
Depreciation and amortization	41,655	42,893	45,246
Impairment charge	242,144	662,151	14,363
Deferred income taxes	(63,619)	(114,343)	(5,127)
Employee retirement benefit expense	(554)	(6,345)	(3,468)
Share-based compensation	4,808	3,842	16,218
Other non-cash expenses	4,712	(7,987)	(66)
Equity from partnerships	356	(102)	(824)
Other, net	(2,094)	744	2,807
Net changes in operating assets and liabilities:
Accounts receivable	(1,868)	44,353	(5,330)
Other current assets	610	(654)	850
Accounts payable	1,352	(11,768)	(10,772)
Accrued compensation and benefits	(17,450)	(10,060)	3,388
Other accrued expenses	(3,323)	(6,820)	7,917
Interest payable	2,543	(4,889)	(818)
Income taxes payable	(5,384)	7,211	(8,672)

Net cash provided by continuing operations	79,922	127,649	129,210
Net cash provided by (used for) discontinued operations	–	(18,321)	89,592

Net cash provided by operations	79,922	109,328	218,802

Investments
Capital expenditures	(9,189)	(25,359)	(27,393)
Acquisition	–	–	(4,268)
Other, net	3,040	(68)	4,419

Net cash used for investments of continuing operations	(6,149)	(25,427)	(27,242)
Net cash used for investments of discontinued operations	–	(304)	(48,679)

Net cash used for investments	(6,149)	(25,731)	(75,921)

Financing
Net proceeds from revolving debt	119,853	669,745	600,442
Payments on revolving debt	(423,800)	(351,795)	(481,392)
Net proceeds from issuance of senior notes	269,654	–	–
Redemption of senior notes	–	(350,000)	(234,477)
Purchase of senior notes	(25,260)	(26,787)	–
Dividends on common stock	(15,375)	(35,767)	(51,256)
Net proceeds from exercise of stock options	118	–	12,913
Purchase of treasury stock	–	(2,203)	(17,152)
Excess tax benefit from option exercises	67	–	730

Net cash used for financing	(74,743)	(96,807)	(170,192)

Net decrease in cash and temporary cash investments	(970)	(13,210)	(27,311)
Cash and temporary cash investments at beginning of year, including cash of discontinued operations	5,770	18,980	46,291

Cash and temporary cash investments at end of year including cash of discontinued operations	$4,800	$5,770	$18,980

Supplemental Disclosures (Note 17)

See accompanying Notes to Consolidated Financial Statements.

PAGE 46  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A)	Business and Principles of Consolidation On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company in the form of a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Corporation (A. H. Belo) Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned at the close of business on January 25, 2008. The newspaper businesses and related assets are presented as discontinued operations. See Note 3. The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280 (formerly Statement of Financial Accounting Standards (SFAS) 131 “Disclosures about Segments of an Enterprise and Related Information”) to be aggregated into one reporting segment.

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

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred subsequent to December 31, 2009, through the issuance of the financial statements which occurred on March 12, 2010.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. We estimated our allowance for doubtful accounts primarily using historical net write-offs of uncollectible accounts. Belo analyzed the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary. The overall reserve is then reviewed in the context of the actual portfolio at the time and appropriate adjustments are made, if necessary. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in station programming and other operating costs. The carrying amount of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2009, 2008 and 2007:

	Expense for	Accounts
	Uncollectible	Written
	Accounts	Off

2009	$2,706	$3,301
2008	4,051	2,760
2007	3,396	3,246

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

E)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 47

Notes to Consolidated Financial Statements

F)	Property, Plant and Equipment Depreciation of property, plant and equipment, including assets recorded under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Other	3-10 years

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

Goodwill and indefinite-lived intangible assets (FCC licenses) are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite-lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. Goodwill is evaluated by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. The Company measures the fair value of goodwill and indefinite-lived intangible assets annually as of December 31. Due to the continuing softness in the current advertising environment and after further considering near-term industry revenue expectations and prevailing average costs of capital, management reviewed goodwill and indefinite-lived intangible assets for potential impairment at the end of the third quarter of 2009 and concluded that a full interim impairment test of FCC licenses and goodwill was warranted as of September 30. See Note 4.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Based upon the assessments performed as of September 30, 2009, and December 31, 2009, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary.

In assessing the fair value of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite-lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2009, perpetuity growth rates used ranged from 1.5% to 3.1%), forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2009, the weighted-average cost of capital used was 10.25%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

The Company had one finite life intangible asset, a market alliance, that was amortized on a straight-line basis over five years. This intangible asset was fully amortized by March 31, 2007.

H)	Revenue Recognition Belo’s principal sources of revenue are the sale of airtime on its television stations and advertising space on the Company’s Internet Web sites. Broadcast revenue is recorded, net of agency commissions,

PAGE 48  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

when commercials are aired. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Retransmission revenues are recognized in the period generated.

I)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $2,992, $10,336, and $13,074 in advertising and promotion costs during 2009, 2008 and 2007, respectively.

J)	Employee Benefits Belo is in effect self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

K)	Share-Based Compensation The Company records compensation expense related to its stock options according to ASC 718 (formerly SFAS 123R), as adopted on January 1, 2006. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant, as adjusted, for a portion of the RSUs to reflect liabilities expected to be settled in cash.

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

On December 15, 2009, the Company adopted the amendment to Accounting Standards Codification (ASC) 715-20, which expands disclosure requirements about assets held in a defined benefit pension or other post retirement plan. These disclosures are effective for fiscal years ending after December 15, 2009. This amendment affects disclosure requirements only and has no effect on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standard (SFAS) 141R, “Business Combinations.”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects that the standard will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after January 1, 2009.

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

On June 16, 2008, the Financial Accounting Standards Board (FASB) issued ASC 260-10 (formerly FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) which requires the Company to consider unvested share-based payment awards that are entitled to receive dividends or dividend equivalents as participating securities in its computations of earnings per share. The Company adopted the standard in the first quarter of 2009; however, the adoption requires retrospective application to prior periods earnings per share amounts presented. Accordingly, the Company has revised the presentation of its earnings per share and weighted average

Belo Corp. 2009 Annual Report on Form 10-K PAGE 49

Notes to Consolidated Financial Statements

shares outstanding to reflect this change and has retrospectively adjusted all comparative prior period information on this basis.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). The FASB Accounting Standards Codification (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. The Codification did not change or alter existing GAAP and, therefore, the Company’s adoption of references to the Codification did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3: Discontinued Operations and Related Party Transactions

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

Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo has not recognized any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed by a separation and distribution agreement, a services agreement, a tax matters agreement, employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries as discussed below. Belo and A. H. Belo also co-own certain downtown Dallas, Texas, real estate through a limited liability company. Belo and A. H. Belo also co-own other investments in third party businesses and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of either company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Therefore, the classification of historical information for the newspaper businesses and related assets as discontinued operations is appropriate.

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. Below is the summary financial information of discontinued operations.

Statements of discontinued operations for the period from January 1, 2008 through February 8, 2008, the date of the spin-off, and the year ended December 31, 2007:

	2008	2007

Net revenues	$64,869	$738,669
Total operating costs and expenses	72,319	1,056,121

Income (loss) from discontinued operations	(7,450)	(317,452)
Other income and expense, net	101	5,223

Earnings (loss) from discontinued operations before income taxes	(7,349)	(312,229)
Income tax expense (benefit)	(2,353)	11,281

Net income (loss) from discontinued operations	$(4,996)	$(323,510)

There were no assets and liabilities of discontinued operations as of December 31, 2009, or December 31, 2008.

As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings, Inc. Belo Holdings, Inc. is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the spin-off, the Company had contributed to the capital of

PAGE 50  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries. The spin-off of A. H. Belo resulted in a distribution from retained earnings of $463,432 in 2008 with an adjustment of $1,497 in January 2009 to reflect final settlement related to certain fixed assets. Additionally, Belo incurred $4,659 and $9,267 of expenses for the year ended December 31, 2008 and 2007, respectively, related to the spin-off.

In connection with the Company’s spin-off of A. H. Belo, the Company entered into a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, which allocates liabilities and responsibilities regarding employee compensation and benefit plans and related matters, and other agreements with A. H. Belo or its subsidiaries. In the separation and distribution agreement, effective as of the spin-off date, Belo and A. H. Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off; provided, however, that under the terms of the separation and distribution agreement, the Company and A. H. Belo will share equally in any liabilities, net of any applicable insurance, resulting from certain circulation-related lawsuits. See Note 16.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis. For the years ended December 31, 2009 and 2008, the Company provided $1,482 and $1,817, respectively, in services to A. H. Belo. A. H. Belo provided $16,249 and $18,579 in information technology and Web-related services to the Company during the years ended December 31, 2009 and 2008, respectively.

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the spin-off, except that A. H. Belo will be responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo will also be responsible for its income taxes incurred after the spin-off. In addition, even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the spin-off, resulting in a federal income tax obligation of $17,954, and a state tax of $802, both of which were provided for in 2008. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company will be responsible for taxes attributable to the television businesses and related assets, and A. H. Belo will be responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-spin-off actions or omissions by the indemnifying party that affect the tax consequences of the spin-off, subject to certain exceptions.

In the third quarter 2009, the Company and A. H. Belo amended the tax matters agreement to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 consolidated tax return. After the tax matters agreement was amended, the Company amended the previously filed 2007 tax return to generate an $11,978 federal income tax refund. The Company and A. H. Belo agreed that the refund will be held by the Company on A. H. Belo’s behalf and be applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its contributions to the Company-sponsored pension plan. The refund is expected to cover any 2010 contribution reimbursements due to the Company from A. H. Belo. See Note 7.

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

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future under the agreements discussed above. Prior to the spin-off, The Dallas Morning News and WFAA shared media content at no cost. In addition, the Company and A. H. Belo co-own certain downtown Dallas, Texas, real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses. The investment in the limited liability company is recorded as an equity method investment and is included in other assets. The investments in third party businesses are recorded as cost method investments and are included in other assets.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 51

Notes to Consolidated Financial Statements

Note 4: Goodwill and Intangible Assets

As of December 31, 2009 and 2008, the Company had $725,399 and $967,543, respectively, in FCC licenses which are indefinite-lived intangible assets not subject to amortization. Based on its interim assessments performed as of September 30, 2009, the Company recorded a non-cash impairment charge of $242,144 reflecting the reduction in the fair value of the Company’s FCC licenses in 10 of its markets. Of this amount, $84,584 related to the Phoenix, Arizona market, $52,727 related to the Seattle, Washington market, $27,807 related to the Portland, Oregon market, $13,133 related to the St. Louis, Missouri market, $14,383 related to the Louisville, Kentucky market, $10,518 related to the Austin, Texas market, $10,212 related to the San Antonio, Texas market, $10,128 related to the Tucson, Arizona market, $9,597 related to the Spokane, Washington market, and $9,055 related to the Boise, Idaho market. Based on its annual assessment performed at December 31, 2009, no additional impairments of FCC licenses were identified. Based on the results of its annual impairment tests of FCC licenses as of December 31, 2008, the Company recorded a non-cash impairment charge of $311,611 in the fourth quarter of 2008. Of the total charge, $91,170 related to the San Antonio, Texas market, $76,435 related to the Seattle, Washington market, $53,221 related to the Austin, Texas market, $28,758 related to the Louisville, Kentucky market, $28,506 related to the St. Louis, Missouri market, $14,305 related to the Portland, Oregon market, $11,139 related to the Spokane, Washington market and $8,077 related to the Tucson, Arizona market. Based on assessments performed as of December 31, 2007, the Company recorded a non-cash impairment charge of $14,363 related to the FCC license in the Louisville, Kentucky market.

The impairment charges related to FCC licenses in 2009 resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection, and an increase in prevailing average costs of capital from the prior year. The impairment charges related to FCC licenses in 2008 and 2007 resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection. These projected cash flows reflect generally lower expected growth due to the economic environment and related advertising downturn.

As of December 31, 2009 and 2008, the Company had $423,873 in goodwill. Based on the results of its annual impairment tests of goodwill as of December 31, 2008, the Company recorded non-cash impairment charges of $350,540 in the fourth quarter of 2008. Of the total charge, $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market. Based on the Company’s annual impairment tests of goodwill as of December 31, 2009 and 2007, and its interim assessment of goodwill at September 30, 2009, the Company determined that no impairments of goodwill existed in 2009 and 2007.

The impairment charges related to goodwill in 2008 resulted primarily from a decline in the estimated fair value of the individual businesses, principally due to lower projected cash flows, particularly in the first few years of the projection versus historical estimates. These lower projected cash flows reflected the economic and advertising downturn.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. In 10 of the Company’s 15 markets, the estimated fair value of its FCC licenses is less than 10 percent greater than their respective carrying values, with eight of those 10 markets having an excess fair value of less than two percent. A further reduction in the fair value of the FCC licenses in any of these 10 markets could result in an impairment charge. After giving consideration to the impairment charge recorded in the third quarter, the carrying value of the FCC licenses in those 10 markets represents approximately $649,441 of the Company’s total $725,399 of FCC licenses at December 31, 2009. Goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 20% represent over 80% of the total investments in goodwill as of December 31, 2009, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite-lived intangible assets.

The fair value measurements for the Company’s implied goodwill and FCC licenses use significant unobservable Level 3 inputs which reflect its own assumptions about the inputs that market participants would use in measuring fair value, including assumptions about risk. The key assumptions used to determine fair value of the Company’s reporting units are discussed in Note 1.

A summary of the changes in the Company’s recorded goodwill is below:

	2009	2008

Balance at January 1,	$423,873	$774,413
Goodwill impairment	–	(350,540)

Balance at December 31	$423,873	$423,873

PAGE 52  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Through the first quarter of 2007, the Company had one finite-life intangible asset that was subject to amortization. This intangible asset, a market alliance, was amortized on a straight-line basis over five years. This intangible asset is fully amortized. The amortization expense for this intangible asset was $442 for the year ended December 31, 2007. There was no amortization expense recorded in 2009 or 2008.

Note 5: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 5,417,083, 5,345,908, and 8,557,470 at December 31, 2009, 2008 and 2007, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $4,983, $3,411 and $11,098, respectively. Compensation cost related to employees of A. H. Belo is reflected in discontinued operations. See Note 3. The total income tax benefit for continuing operations recognized in the consolidated statements of operations for share-based compensation arrangements was $1,835, $1,249 and $3,936 for the years ended December 31, 2009, 2008 and 2007, respectively.

Options

The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling ten-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.

	2009	2008	2007

Weighted average grant date fair value	$0.32	$1.00	$6.01
Weighted average assumptions used:
Expected volatility	58.4%	40.5%	27.2%
Expected lives	5 yrs	5 yrs	9 yrs
Risk-free interest rates	3.07%	3.03%	4.66%
Expected dividend yields	0.40%	10.82%	2.51%

Belo Corp. 2009 Annual Report on Form 10-K PAGE 53

Notes to Consolidated Financial Statements

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2009, is included in the following table:

	2009		2008		2007

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	12,897,273	$15.71	12,484,648	$16.84	14,757,498	$17.16
Granted	76,705	$0.64	1,459,289	$5.59	85,237	$15.91
Exercised	(62,740)	$1.88	–	$–	(709,214)	$14.60
Canceled	(2,272,605)	$15.65	(1,046,664)	$15.17	(1,648,873)	$20.56

Outstanding at December 31	10,638,633	$15.69	12,897,273	$15.71	12,484,648	$16.84

Vested and exercisable at December 31	9,808,387	$16.62	11,371,641	$17.02	12,021,912	$16.86

Weighted average remaining contractual term (in years)	4.8		4.4		4.4

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant, therefore the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 is as follows:

2009	$223
2008	–
2007	2,085

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2009:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$1–14	5,053,957	3.71	$11.74	4,278,112	$12.99
$15–17	2,260,272	3.99	$17.15	2,239,850	$17.16
$18–23	3,286,622	4.35	$20.89	3,286,622	$20.88

$1–23	10,600,851	3.97	$15.73	9,804,584	$16.59

(a)	Comprised of Series B shares

As of December 31, 2009, there was $256 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 1.73 years.

In connection with the spin-off of A. H. Belo on February 8, 2008, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the spin-off date (the distribution ratio) with an exercise price based on the closing share price on February 8. As of December 31, 2009, Belo employees held 6,782,362 Belo options and 1,070,434 A. H. Belo options. As of December 31, 2008, Belo employees held 8,270,427 Belo options and 1,362,993 A. H. Belo options.

Restricted Stock Units (RSUs)

Under the long-term incentive plan, the Company’s Board of Directors has awarded RSUs. The RSUs have service and/or performance conditions and vest over a period of one to three years. Upon vesting, the RSUs will be redeemed with 60 percent in Belo’s Series A common stock and 40 percent in cash. A liability has been established for the cash portion of the redemption. During the vesting period, holders of service-based RSUs and RSUs with performance conditions where the performance conditions have been met participate in the Company’s dividends, if declared, by receiving payments for dividend equivalents. Such dividend equivalents are recorded as components of the Company’s share-based compensation. The RSUs do not have voting rights.

PAGE 54  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2009, is summarized in the following table.

	2009		2008		2007

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	RSUs	Price	RSUs	Price	RSUs	Price

Outstanding at January 1	2,056,163	$13.43	1,948,860	$14.77	1,388,206	$15.64
Granted	460,723	$1.51	358,834	$7.45	813,583	$13.76
Vested	(553,004)	$16.08	(226,472)	$15.35	(127,863)	$17.10
Canceled	(69,031)	$10.43	(25,059)	$15.17	(125,066)	$15.39

Outstanding at December 31	1,894,851	$9.86	2,056,163	$13.43	1,948,860	$14.77

Vested at December 31	–	$–	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2009, 2008 and 2007, was $1.51, $7.45 and $13.76, respectively. During 2009, 553,004 of RSUs were converted into shares of stock and $368 in share-based liabilities were paid. During 2008, 226,472 of RSUs were converted into shares of stock and $1,177 in share-based liabilities were paid. During 2007, 127,863 of RSUs were converted into shares of stock and $948 in share-based liabilities were paid. As of December 31, 2009, there was $1,763 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of .93 years.

In connection with the spin-off of A. H. Belo, holders of Belo RSUs retained their existing RSUs and also received restricted stock unit awards of A. H. Belo common stock. The number of A. H. Belo restricted shares awarded to Belo’s RSU holders was determined using the distribution ratio. Subsequent to the spin-off, Belo and A. H. Belo recognize compensation cost related to all unvested modified awards for those employees that provide service to each respective entity. As of December 31, 2009, Belo employees held 1,366,614 Belo RSUs and 117,697 A. H. Belo RSUs. As of December 31, 2008, Belo employees held 1,272,650 Belo RSUs and 184,886 A. H. Belo RSUs.

Note 6: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Prior to March 10, 2009, the Company made matching contributions to its defined contribution plan, based on certain percentages as defined in the plan. Effective March 10, 2009, these matching contributions were suspended. Additionally, from April 1, 2007 through to December 31, 2008, Belo contributed an amount equal to two percent of the compensation paid to eligible employees of both plans, subject to limitations. Effective January 1, 2009, this two percent contribution became discretionary. Belo’s contributions to its defined contribution plans totaled $2,093, $9,641 and $9,381 in 2009, 2008 and 2007, respectively.

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

In March 2007, Belo froze benefits under the Pension Plan. See Note 7. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plans, which are defined contribution plans, for a period of up to five years. As a result, during the years ended December 31, 2008 and 2007, the Company accrued supplemental pension transition contributions for these plans totaling $3,844 and $2,889, respectively. The Company suspended contributions to the pension transition supplement plans for 2009.

Prior to February 8, 2008, A. H. Belo established A. H. Belo pension transition supplement plans, which are defined contribution plans. Concurrent with the date that the Company made its contribution to the Company’s pension transition supplement defined contribution plans for the 2007 plan year, the Company transferred the vested and non-vested account balances of A. H. Belo employees and former employees to A. H. Belo’s pension transition supplement defined contribution

Belo Corp. 2009 Annual Report on Form 10-K PAGE 55

Notes to Consolidated Financial Statements

plans. Effective with this transfer, A. H. Belo assumed and became solely responsible for all liabilities for plan benefits of the Company’s pension transition supplement defined contribution plans with respect to A. H. Belo’s employees and former employees. A. H. Belo reimbursed the Company for the aggregate contribution made by the Company to its pension transition supplement defined contribution plans for the 2007 plan year for the account of A. H. Belo employees and former employees.

Belo also sponsors non-qualified defined contribution retirement plans for certain employees. Expense recognized in 2008 and 2007 for these plans was $23 and $1,750, respectively. In January 2008, the plans were suspended and balances totaling $8,525 were transferred to the participants prior to the spin-off of A. H. Belo. No expense was recognized in 2009.

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

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2009 and 2008, and the accumulated benefit obligation at December 31, 2009 and 2008, are as follows:

	2009	2008

Funded Status
Projected Benefit Obligation As of January 1	$495,421	$451,058
Actuarial loss	36,753	31,958
Interest cost	32,909	32,603
Benefits paid	(23,502)	(20,198)

As of December 31	$541,581	$495,421

Fair Value of Plan Assets As of January 1	$302,880	$453,646
Actual return on plan assets	65,856	(130,568)
Benefits paid	(23,502)	(20,198)

As of December 31	345,233	302,880

Funded Status as of December 31	$(196,348)	$(192,541)

Accumulated Benefit Obligation	$541,581	$495,421

Amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008 consist of:

	2009	2008

Current accrued pension liability	$14,277	$–
Non-current accrued pension liability	182,065	192,541
Accumulated other comprehensive loss	214,554	210,359

Amounts recognized in accumulated other comprehensive loss as of December 31, 2009 and 2008, only include net actuarial losses.

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715 (formerly SFAS 87). To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, the Company used a measurement date of December 31, 2009, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2009 and 2008, was 6.18 percent and 6.88 percent, respectively.

PAGE 56  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

To compute the Company’s net periodic benefit cost in the year ended December 31, 2009, the Company uses actuarial assumptions which include a discount rate and an expected long-term rate of return on plan assets. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Discount rate	6.88%	6.85%	6.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

The net periodic pension cost (credit) for the years ended December 31, 2009, 2008 and 2007 includes the following components:

	2009	2008	2007

Service cost–benefits earned during the period	$–	$–	$1,860
Interest cost on projected benefit obligation	32,909	32,603	28,947
Expected return on plan assets	(34,653)	(37,916)	(36,386)
Amortization of net loss	1,355	–	1,425

Net periodic pension cost (credit)	$(389)	$(5,313)	$(4,154)

Effective with the spin-off of A. H. Belo, approximately 94% of Pension Plan participants were inactive. Accordingly, the Company is amortizing gains or losses over the average remaining life expectancy of inactive participants. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $4,397.

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2010	$26,460
2011	27,608
2012	28,605
2013	30,130
2014	31,700

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. The Company made no contributions to the Pension Plan during 2009, 2008 or 2007. The Company expects to make contributions totaling $14,277 to the Pension Plan in 2010. As described more fully below, if contributions of $14,277 are made to the Pension Plan in 2010, the amount of reimbursement the Company will receive from A. H. Belo will be $8,566. There was no ERISA funding requirement in 2009, 2008 or 2007. No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2010.

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

Belo Corp. 2009 Annual Report on Form 10-K PAGE 57

Notes to Consolidated Financial Statements

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2009 or 2008 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2009	2008

Domestic equity securities	60.0%	55.9%	54.0%
International equity securities	15.0%	15.9%	15.6%
Fixed income securities	25.0%	27.5%	29.6%
Cash	–	0.7%	0.8%

Total	100.0%	100.0%	100.0%

Domestic and international equity securities include common stock, commingled funds and partnership interests. Fixed income securities include corporate obligations, U.S. government and agency obligations, and commingled funds.

Pension Plan assets do not include any Belo common stock at December 31, 2009 or 2008. The fair value of Plan assets is included in Note 8.

The Pension Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term, and that such changes could materially affect the net assets available for benefits.

Subsequent to the spin-off of A. H. Belo, the Company retained sponsorship of the Pension Plan. Belo administers benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan and Belo, jointly with A. H. Belo, oversee the Pension Plan investments. The spin-off caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, the Company will be solely responsible for satisfying the funding obligations with respect to the Pension Plan and retains sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retains the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan. In the third quarter 2009, the Company and A. H. Belo amended the tax matters agreement to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 consolidated tax return. After the tax matters agreement was amended, the Company amended the previously filed 2007 consolidated tax return to generate an $11,978 federal income tax refund. The Company and A. H. Belo agreed that the refund will be held by the Company on A. H. Belo’s behalf and applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its contributions to the Company-sponsored pension plan. The refund is expected to cover any 2010 contribution reimbursements due to the Company from A. H. Belo. If contributions of $14,277 are made to the Pension Plan in 2010, the amount of reimbursement the Company will receive from A. H. Belo will be $8,566. Funds held on behalf of A. H. Belo as of December 31, 2009, are recorded as current and long-term assets and liabilities in the consolidated balance sheet based upon their expected uses in 2010. See Note 3.

Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2009, 2008 and 2007 was $45, $140, and $224, respectively.

Note 8: Fair Value Measurements

As discussed in Note 2, the Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) for its financial assets and liabilities effective January 1, 2008, and its non-financial assets and liabilities effective January 1, 2009. The standard establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard established a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described below:

An asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Level 1	Financial instruments with quoted prices in active markets for identical assets or liabilities.

Level 2	Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates.

PAGE 58  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Level 3	Inputs to the fair value measurement are unobservable inputs or valuation techniques.

Common stocks are valued at quoted market prices based on the closing price reported on the active market on which the stock is traded. Corporate obligations and U.S. government and agency obligations are valued at the last quoted bid price. Investments in commingled funds are recorded at fair value as determined by the sponsor of the respective funds based upon closing market quotes of the underlying assets.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods related to the Pension Plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s investments at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$7,089	$–	$–	$7,089
Partnership	–	–	16	16
Commingled funds	–	183,148	–	183,148
Common stocks	63,368	–	–	63,368
Corporate bonds	54,794	–	–	54,794
U.S. government securities	35,706	–	–	35,706

Total assets at fair value	$160,957	$183,148	$16	$344,121

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s investments at fair value as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,626	$–	$–	$4,626
Partnership	–	–	16	16
Commingled funds	–	157,739	–	157,739
Common stocks	52,591	–	–	52,591
Corporate bonds	48,874	–	–	48,874
U.S. government securities	36,797	–	–	36,797

Total assets at fair value	$142,888	$157,739	$16	$300,643

There were no changes in fair value and there was no activity during the years ended December 31, 2009 or 2008, related to the Pension Plan’s Level 3 assets, representing a partnership in a joint venture.

Note 9: Comprehensive Loss

For each of the three years in the period ended December 31, 2009, total comprehensive loss was comprised as follows:

	2009	2008	2007

Net loss	$(109,061)	$(459,166)	$(250,012)
Other comprehensive income (loss):
Pension liability adjustments:
Amortization of actuarial loss, net of taxes of $499	–	–	(926)
Annual adjustment, net of taxes (benefit) of ($1,426), ($69,070) and $15,754 in 2009, 2008 and 2007, respectively	(2,649)	(128,273)	29,258

Other comprehensive income (loss)	(2,649)	(128,273)	28,332

Comprehensive loss	$(111,710)	$(587,439)	$(221,680)

Belo Corp. 2009 Annual Report on Form 10-K PAGE 59

Notes to Consolidated Financial Statements

Note 10: Long-Term Debt

Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008

6 3/4% Senior Notes Due May 30, 2013	$175,499	$215,765
8% Senior Notes Due November 15, 2016	269,720	–
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	240,000	240,000

Fixed-rate debt	885,219	655,765
Revolving credit agreement, including short-term unsecured notes	143,000	437,000

Total	$1,028,219	$1,092,765

The Company’s long-term debt maturities are as follows:

2010	$–
2011	–
2012	143,000
2013	175,499
2014 and thereafter	709,720

Total	$1,028,219

The combined weighted average effective interest rate for these debt instruments was 7.0 percent and 5.1 percent as of December 31, 2009 and 2008, respectively. The weighted average effective interest for the fixed rate debt was 7.5 percent and 7.2 percent as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the fair value of Belo’s fixed-rate debt was estimated to be $796,984 and $378,001, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The increase in the fair value, as compared to the carrying amount, is related to improved market conditions.

In November 2009, Belo issued $275,000 of 8% Senior Notes due November 15, 2016, at a discount of approximately $5,346. Interest on these 8% Senior Notes is due semi-annually on November 15 and May 15 of each year. The Senior Notes are guaranteed by the 100%-owned subsidiaries of the Company. The Company may redeem the 8% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility. The $5,346 discount associated with the issuance of these 8% Senior Notes is being amortized over the term of the 8% Senior Notes using the effective interest rate method. As of December 31, 2009, the unamortized discount was $5,280.

In 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due May 30, 2013, for a total cost of $25,260 and a net gain of $14,905. In 2008, the Company redeemed the 8% Senior Notes due November 1, 2008, with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of the outstanding 6 3/4% Senior Notes due May 30, 2013, and $10,000 of the outstanding 7 1/4% Senior Debentures due September 15, 2027, for a total cost of $26,787 and a net gain of $16,407. These purchases were funded with borrowings under the credit facility.

On November 16, 2009, the Company entered into an Amended and Restated $460,750 Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which matures upon expiration of the agreement on December 31, 2012 (the Amended 2009 Credit Agreement). The Amended 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2009 Credit Agreement). The amendment reduced the total amount of the Credit Agreement to $460,750 through June 7, 2011, then to $205,000 through the end of the agreement. Additionally, it modified certain other terms and conditions. The facility may be used for working capital and other general corporate purposes, including letters of credit. The Amended 2009 Credit Agreement is guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the Amended 2009 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Competitive advance borrowings bear interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.75 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility.

PAGE 60  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. For the term of the agreement, the maximum allowed leverage ratios, minimum required interest coverage ratios and maximum allowed senior leverage ratios are as follows:

			Minimum	Maximum
		Maximum Allowed	Required Interest	Allowed Senior
From	To	Leverage Ratio	Coverage Ratio	Leverage Ratio

January 1, 2010	September 29, 2010	8.00	1.50	1.75
September 30, 2010	December 30, 2010	7.75	1.50	1.50
December 31, 2010	March 30, 2012	7.25	1.50	1.50
March 31, 2012	June 29, 2012	7.00	1.50	1.50
June 30, 2012	September 29, 2012	6.75	1.75	1.50
September 30, 2012	Thereafter	6.25	1.75	1.50

The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default, which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. The Amended 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The Amended 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.

At December 31, 2009, the Company’s leverage ratio was 5.9, its interest coverage ratio was 2.8 and its senior leverage ratio was 0.8. As of December 31, 2009, the balance outstanding under the Amended 2009 Credit Agreement was $143,000, the weighted average interest rate was 4.2 percent, and all unused borrowings were available for borrowing. At December 31, 2009, the Company was in compliance with all debt covenant requirements.

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2009 Credit Agreement amended and restated the Company’s then existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility was available for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement was guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrued and were payable under the facility.

On February 8, 2008, the date of the spin-off of A. H. Belo, the Company entered into the 2008 Credit Agreement. The 2008 Credit Agreement amended and restated the Company’s then existing Amended and Restated $1,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. Revolving credit borrowings under the 2008 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the rating of the Company’s senior unsecured long-term, non-credit enhanced debt. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees which depended on the Company’s credit rating, of up to 0.375 percent per year of the total unused commitment, accrued and were payable under the facility. The 2008 Credit Agreement contained usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers and substantial asset sales. The Company was required to maintain certain leverage and interest coverage ratios specified in the agreement. At December 31, 2008, the maximum allowed leverage ratio was 5.75 and the minimum required interest coverage ratio was 2.25, as specified in the agreement. At December 31, 2008, the Company was in compliance with all debt covenant requirements. As of December 31, 2008, the balance outstanding under the 2008 Credit Agreement was $437,000 and the weighted average interest rate was 1.9 percent and all unused borrowings were available for borrowing. In the first quarter of 2008, Belo recorded a charge of $848 related to the write-off of debt issuance costs connected to the amendment. These costs are included in interest expense. This 2008 Credit Agreement was amended and restated in 2009, as discussed above.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 61

Notes to Consolidated Financial Statements

In 2007, the Company redeemed the 7 1/8% Senior Notes due June 1, 2007 with borrowings under the credit facility and available cash.

During 2009, 2008 and 2007, cash paid for interest, net of amounts capitalized, was $66,390, $88,124 and $95,447, respectively. At December 31, 2009, Belo had outstanding letters of credit of $10,137 issued in the ordinary course of business.

Note 11: Supplemental Guarantor Information

In November 2009, the Company issued Senior Notes that are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s current 100%-owned subsidiaries, non-guarantor subsidiaries consisting of subsidiaries no longer owned by Belo Corp., and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

PAGE 62  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(In thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$–	$590,267	$–	$590,267
Operating Costs and Expenses Station salaries, wages and employee benefits	–	191,003	–	191,003
Station programming and other operating costs	–	200,215	–	200,215
Corporate operating costs	25,687	4,215	–	29,902
Depreciation	3,300	38,355	–	41,655
Impairment charge	–	242,144	–	242,144

Total operating costs and expenses	28,987	675,932	–	704,919
Loss from operations	(28,987)	(85,665)	–	(114,652)
Other Income and Expense
Interest expense	(63,774)	(146)	–	(63,920)
Intercompany interest	6,850	(6,850)	–	–
Other income (expense), net	12,665	(224)	–	12,441

Total other income and expense	(44,259)	(7,220)	–	(51,479)
Loss before income taxes	(73,246)	(92,885)	–	(166,131)
Income tax benefit	27,515	29,555	–	57,070
Equity in earnings (loss) of subsidiaries	(63,330)	–	63,330	–

Net earnings (loss)	$(109,061)	$(63,330)	$63,330	$(109,061)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008
(in thousands)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Operating Revenues	$–	$733,470	$–	$–	$733,470
Operating Costs and Expenses Station salaries, wages and employee benefits	–	231,256	–	–	231,256
Station programming and other operating costs	–	218,241	–	–	218,241
Corporate operating costs	27,759	4,476	–	–	32,235
Spin-off related costs	4,659	–	–	–	4,659
Depreciation	4,133	38,760	–	–	42,893
Impairment charge	–	662,151	–	–	662,151

Total operating costs and expenses	36,551	1,154,884	–	–	1,191,435
Loss from operations	(36,551)	(421,414)	–	–	(457,965)
Other Income and Expense
Interest expense	(82,917)	(176)	–	–	(83,093)
Intercompany interest	14,479	(14,479)	–	–	–
Other income (expense), net	20,171	(325)	–	–	19,846

Total other income and expense	(48,267)	(14,980)	–	–	(63,247)
Loss from continuing operations before income taxes	(84,818)	(436,394)	–	–	(521,212)
Income tax benefit	12,773	54,269	–	–	67,042
Equity in earnings (loss) of subsidiaries	(387,121)	–	–	387,121	–

Net earnings (loss) from continuing operations	(459,166)	(382,125)	–	387,121	(454,170)
Loss from discontinued operations, net of tax	–	–	(4,996)	–	(4,996)

Net earnings (loss)	$(459,166)	$(382,125)	$(4,996)	$387,121	$(459,166)

Belo Corp. 2009 Annual Report on Form 10-K PAGE 63

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007
(in thousands)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Operating Revenues	$–	$776,956	$–	$–	$776,956
Operating Costs and Expenses Station salaries, wages and employee benefits	–	240,362	–	–	240,362
Station programming and other operating costs	–	221,396	–	–	221,396
Corporate operating costs	37,008	3,458	–	–	40,466
Spin-off related costs	9,267	–	–	–	9,267
Depreciation	4,291	40,513	–	–	44,804
Amortization	–	442	–	–	442
Impairment charge	–	14,363	–	–	14,363

Total operating costs and expenses	50,566	520,534	–	–	571,100
Earnings (loss) from operations	(50,566)	256,422	–	–	205,856
Other Income and Expense
Interest expense	(93,513)	(981)	–	–	(94,494)
Intercompany interest	25,808	(25,808)	–	–	–
Other income, net	618	5,648	–	–	6,266

Total other income and expense	(67,087)	(21,141)	–	–	(88,228)
Earnings (loss) from continuing operations before income taxes	(117,653)	235,281	–	–	117,628
Income tax benefit (expense)	53,822	(97,952)	–	–	(44,130)
Equity in earnings (loss) of subsidiaries	(186,181)	–	–	186,181	–

Net earnings (loss) from continuing operations	(250,012)	137,329	–	186,181	73,498
Loss from discontinued operations, net of tax	–	–	(323,510)	–	(323,510)

Net earnings (loss)	$(250,012)	$137,329	$(323,510)	$186,181	$(250,012)

Condensed Consolidating Balance Sheet
As of December 31, 2009
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and temporary cash investments	$3,646	$1,154	$–	$4,800
Accounts receivable, net	361	139,550	–	139,911
Deferred income taxes	–	8,072	–	8,072
Short-term broadcast rights	–	8,132	–	8,132
Prepaid and other current assets	11,193	4,016	–	15,209

Total current assets	15,200	160,924		176,124
Property, plant and equipment, net	4,655	172,820	–	177,475
Intangible assets, net	–	725,399	–	725,399
Goodwill, net	–	423,873	–	423,873
Deferred income taxes	77,210	–	(77,210)	–
Intercompany receivable	431,275	–	(431,275)	–
Investment in subsidiaries	782,606	–	(782,606)	–
Other assets	51,594	29,996	–	81,590

Total assets	$1,362,540	$1,513,012	$(1,291,091)	$1,584,461

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,882	$9,854	$–	$20,736
Accrued compensation and benefits	5,427	7,815	–	13,242
Short-term film obligations	–	11,036	–	11,036
Other accrued expenses	11,754	5,890		17,644
Short-term pension obligation	14,277	–	–	14,277
Income taxes payable	12,052	–	–	12,052
Deferred revenue	–	4,228	–	4,228
Accrued interest payable	10,682	–	–	10,682

Total current liabilities	65,074	38,823		103,897
Long-term debt	1,028,219	–	–	1,028,219
Deferred income taxes	–	247,098	(77,210)	169,888
Pension obligation	182,065	–	–	182,065
Intercompany payable	–	431,275	(431,275)	–
Other liabilities	15,351	13,210	–	28,561
Total shareholders’ equity	71,831	782,606	(782,606)	71,831

Total liabilities and shareholders’ equity	$1,362,540	$1,513,012	(1,291,091)	$1,584,461

PAGE 64  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and temporary cash investments	$4,592	$1,178	$–	$5,770
Accounts receivable, net	6	138,632	–	138,638
Deferred income taxes	9	5,285	(48)	5,246
Short-term broadcast rights	–	9,219	–	9,219
Prepaid and other current assets	3,461	4,350	–	7,811

Total current assets	8,068	158,664	(48)	166,684
Property, plant and equipment, net	12,363	197,625	–	209,988
Intangible assets, net	–	967,543	–	967,543
Goodwill, net	–	423,873	–	423,873
Deferred income taxes	74,928	–	(74,928)	–
Intercompany receivable	550,799	–	(550,799)	–
Investment in subsidiaries	845,935	–	(845,935)	–
Other assets	43,210	37,881	–	81,091

Total assets	$1,535,303	$1,785,586	$(1,471,710)	$1,849,179

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,322	$14,063	$–	$19,385
Accrued compensation and benefits	10,170	20,523	–	30,693
Short-term film obligations	–	10,944	–	10,944
Other accrued expenses	3,378	6,432	(48)	9,762
Income taxes payable	18,067	–	–	18,067
Deferred revenue	–	5,083	–	5,083
Dividends payable	7,665	–	–	7,665
Accrued interest payable	8,212	–	–	8,212

Total current liabilities	52,814	57,045	(48)	109,811
Long-term debt	1,092,765	–	–	1,092,765
Deferred income taxes	–	309,380	(74,928)	234,452
Pension obligation	192,541	–	–	192,541
Intercompany payable	–	550,799	(550,799)	–
Other liabilities	10,280	22,427	–	32,707
Total shareholders’ equity	186,903	845,935	(845,935)	186,903

Total liabilities and shareholders’ equity	$1,535,303	$1,785,586	(1,471,710)	$1,849,179

Belo Corp. 2009 Annual Report on Form 10-K PAGE 65

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(in thousands)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$9,165	$70,753	$79,918
Investments
Capital expenditures	(1,072)	(8,117)	(9,189)
Other, net	874	2,166	3,040

Net cash used for investments	(198)	(5,951)	(6,149)
Financing
Net proceeds from revolving debt	119,853	–	119,853
Payments on revolving debt	(423,800)	–	(423,800)
Net proceeds from issuance of senior notes	269,654	–	269,654
Purchase of senior notes	(25,260)	–	(25,260)
Payment of dividends on common stock	(15,375)	–	(15,375)
Net proceeds from exercise of stock options	118	–	118
Excess tax benefit from option exercises	71	–	71
Intercompany activity	64,826	(64,826)	–

Net cash provided by (used for) financing	(9,913)	(64,826)	(74,739)

Net increase (decrease) in cash and temporary cash investments	(946)	(24)	(970)
Cash and temporary cash investments at beginning of period	4,592	1,178	5,770

Cash and temporary cash investments at end of period	$3,646	$1,154	$4,800

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008
(in thousands)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Operations
Net cash provided by (used for) continuing operations	$(103,092)	$230,741	$–	$127,649
Net cash used for discontinued operations	–	–	(18,321)	(18,321)

Net cash provided by (used for) operations	(103,092)	230,741	(18,321)	109,328

Investments
Capital expenditures	(8,390)	(16,969)	–	(25,359)
Other, net	1,330	(1,398)	–	(68)

Net cash used for investments of continuing operations	(7,060)	(18,367)	–	(25,427)
Net cash used for investments of discontinued operations	–	–	(304)	(304)

Net cash used for investments	(7,060)	(18,367)	(304)	(25,731)

Financing
Net proceeds from revolving debt	669,745	–	–	669,745
Payments on revolving debt	(351,795)	–	–	(351,795)
Redemption of senior notes	(350,000)	–	–	(350,000)
Purchase of senior notes	(26,787)	–	–	(26,787)
Payment of dividends on common stock	(35,767)	–	–	(35,767)
Purchase of treasury stock	(2,203)	–	–	(2,203)
Intercompany activity	201,168	(212,003)	10,835	–

Net cash provided by (used for) financing	104,361	(212,003)	10,835	(96,807)

Net increase (decrease) in cash and temporary cash investments	(5,791)	371	(7,790)	(13,210)
Cash and temporary cash investments at beginning of period	10,383	807	7,790	18,980

Cash and temporary cash investments at end of period	$4,592	$1,178	$–	$5,770

PAGE 66  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
(in thousands)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Operations
Net cash provided by (used for) continuing operations	$(96,945)	$226,155	$–	$129,210
Net cash provided by discontinued operations	–	–	89,592	89,592

Net cash provided by (used for) operations	(96,945)	226,155	89,592	218,802

Investments
Capital expenditures	(2,482)	(24,911)	–	(27,393)
Acquisition	–	(4,268)	–	(4,268)
Other, net	3,615	804	–	4,419

Net cash provided by (used for) investments of continuing operations	1,133	(28,375)	–	(27,242)
Net cash used for investments of discontinued operations	–	–	(48,679)	(48,679)

Net cash provided by (used for) investments	1,133	(28,375)	(48,679)	(75,921)

Financing
Net proceeds from revolving debt	600,442	–	–	600,442
Payments on revolving debt	(481,392)	–	–	(481,392)
Redemption of senior notes	(234,477)	–	–	(234,477)
Payment of dividends on common stock	(51,256)	–	–	(51,256)
Net proceeds from exercise of stock options	12,913	–	–	12,913
Purchase of treasury stock	(17,152)	–	–	(17,152)
Excess tax benefit from option exercises	730	–	–	730
Intercompany activity	257,354	(199,009)	(58,345)	–

Net cash provided by (used for) financing	87,162	(199,009)	(58,345)	(170,192)
Net decrease in cash and temporary cash investments	(8,650)	(1,229)	(17,432)	(27,311)
Cash and temporary cash investments at beginning of period	19,033	2,036	25,222	46,291

Cash and temporary cash investments at end of period	$10,383	$807	$7,790	$18,980

Note 12: Common and Preferred Stock

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

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2009, under this authority was 13,030,716 shares. The 2009 Credit Agreement, which became effective on February 26, 2009, did not permit share repurchases, and the Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases. There were no share repurchases in 2009.

For the three years in the period ended December 31, 2009, a summary of the shares repurchased under these authorities is as follows. All shares repurchased were retired in the year of purchase.:

	2008	2007

Shares repurchased	191,000	827,399
Aggregate cost of shares repurchased	$2,203	$17,152

Note 13: Earnings Per Share

Potential dilutive common shares were antidilutive as a result of the Company’s net loss from continuing operations for the years ended December 31, 2009 and 2008. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share.

Belo Corp. 2009 Annual Report on Form 10-K PAGE 67

Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years in the period ended December 31, 2009 (in thousands, except per share amounts):.

	2009	2008	2007

Income (loss) (Numerator)
Net income (loss)	$(109,061)	$(459,166)	$(250,012)
Less: Income to participating securities	(79)	(344)	(843)

Income available to common stockholders	(109,140)	(459,510)	(250,855)
Effect of dilutive securities	–	–	299
Income available to common stockholders plus assumed conversions	(109,140)	$(459,510)	$(250,556)
Shares (Denominator)
Weighted average shares outstanding (basic)	102,491	102,219	102,245
Dilutive effect of employee stock options	–	–	175
Dilutive effect of restricted stock units (RSU)	–	–	–

Adjusted weighted average shares outstanding	102,491	102,219	102,420
Earnings per share:
Basic	(1.06)	(4.50)	(2.45)
Diluted	(1.06)	(4.50)	(2.45)

For the year ended December 31, 2009, the Company excluded 10,638 options and 1,895 RSUs due to the net loss from continuing operations. For the year ended December 31, 2008, the Company excluded 12,897 options and 2,056 RSUs due to the net loss from continuing operations. For the year ended December 31, 2007, the Company excluded 12,318 options and 402 RSUs because to include them would be antidilutive.

Note 14: Income Taxes

Income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Current
Federal	$5,700	$42,800	$37,342
State	849	3,064	4,338

Total current	6,549	45,864	41,680

Deferred
Federal	(62,824)	(106,991)	6,289
State	(795)	(5,915)	(3,839)

Total deferred	(63,619)	(112,906)	2,450

Total income tax (benefit) expense	$(57,070)	$(67,042)	$44,130

Income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2009	2008	2007

Computed expected income tax (benefit) expense	$(58,146)	$(182,424)	$41,170
State income tax (benefit) expense	65	(1,849)	(7)
Spin-off related tax charge	–	18,235	–
Texas margin tax adjustment	–	–	(785)
Goodwill impairment	–	97,166	–
Other	1,011	1,830	3,752

Total income tax (benefit) expense	$(57,070)	$(67,042)	$44,130
Effective income tax rate	34.4%	12.9%	37.5%

In May 2006, the Texas legislature enacted a new law that reformed the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. The Texas margin tax was a significant change in Texas tax law because it generally made all legal entities subject to tax, including general and limited partnerships, while the prior franchise tax system applied only to corporations and limited liability companies. Belo conducts operations in Texas that are subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for

PAGE 68  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

accounting purposes, was January 1, 2008, for calendar year-end companies, and the initial computation of tax liability was based on 2007 revenues as adjusted for certain deductions.

In accordance with provisions of ASC 740-10 (formerly SFAS 109 “Accounting for Income Taxes”) which requires that deferred tax assets and liabilities be adjusted for the effects of new tax legislation in the period of enactment, Belo recorded a reduction of income tax expense of $785 in the second quarter of 2007.

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2009 and 2008, are as follows:

	2009	2008

Deferred tax liabilities:
Excess tax amortization	$231,993	$309,584
Excess tax depreciation	13,078	11,679
Expenses deductible for tax purposes in a year different from the year accrued	15,178	9,640
Other	–	493

Total deferred tax liabilities	260,249	331,396
Deferred tax assets:
Deferred compensation and benefits	12,524	14,403
State taxes	4,932	10,376
Accrued pension liability	75,161	73,735
Expenses deductible for tax purposes in a year different from the year accrued	3,575	3,677
Other	2,241	–

Total deferred tax assets	98,433	102,191

Net deferred tax liability	$161,816	$229,205

On January 1, 2007, the Company adopted ASC 740-10 (formerly FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of the standard, the Company analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2005, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2003.

The table below summarizes the change in reserve for uncertain tax positions, excluding related accrued interest and penalties.

	2009	2008

Balance at January 1	$2,343	$968
Increases in tax positions for prior years	605	1,375

Balance at end of year	$2,948	$2,343

The entire reserve for uncertain tax positions of $2,948 and $2,343 as of December 31, 2009 and 2008, respectively, would affect the Company’s effective tax rate if and when recognized in future years. The Company recognizes interest and penalty charges related to reserve for uncertain tax positions as interest expense. For the years ended December 31, 2009 and 2008, the Company recognized interest and penalties of $210 and $87, respectively. As of December 31, 2009 and 2008, the Company has recorded liabilities for accrued interest and penalties of $297 and $87, respectively.

Note 15: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. In addition, the Company has contractual obligations for capital

Belo Corp. 2009 Annual Report on Form 10-K PAGE 69

Notes to Consolidated Financial Statements

expenditures that primarily relate to television broadcast equipment. The table below summarizes the following specified commitments of the Company as of December 31, 2008:

Nature of Commitment	Total	2010	2011	2012	2013	2014	Thereafter
Broadcast rights	$139,927	$62,630	$48,863	$18,111	$6,619	$3,232	$472
Capital expenditures and licenses	472	472	–	–	–	–	–
Non-cancelable operating leases	14,054	3,261	2,476	1,549	1,399	1,137	4,232

Total	$154,453	$66,363	$51,339	$19,660	$8,018	$4,369	$4,704

Total lease expense for property and equipment was $6,295, $8,268 and $4,115 in 2009, 2008 and 2007, respectively.

Note 16: Contingent Liabilities

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, they will share equally in any liabilities, net of any applicable insurance, resulting from the circulation-related lawsuits described in the paragraph below.

On August 23, 2004, August 26, 2004, and October 5, 2004, respectively, three related lawsuits, now consolidated, were filed by purported shareholders of the Company in the United States District Court for the Northern District of Texas against the Company, Robert W. Decherd and Barry T. Peckham, a former executive officer of The Dallas Morning News. James M. Moroney III, an executive officer of The Dallas Morning News, was later added as a defendant. The complaints arose out of the circulation overstatement at The Dallas Morning News announced by the Company in 2004, alleging that the overstatement artificially inflated Belo’s financial results and thereby injured investors. The plaintiffs sought to represent a purported class of shareholders who purchased Belo common stock between May 12, 2003 and August 6, 2004 and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 2, 2008, the district court denied plaintiffs’ motion for class certification. On August 12, 2009, the Fifth Circuit affirmed the district court’s denial of class certification. Subsequent to the denial, the parties settled the lawsuit with an immaterial payment by the Company.

Pursuant to the separation and distribution agreement, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuits described in the following two paragraphs.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date is set for March 2011. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. The Company believes the lawsuit is without merit and is vigorously defending against these claims.

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

PAGE 70  Belo Corp. 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 17:  Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2009 is as follows:

	2009	2008	2007

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$66,390	$88,124	$95,447
Income taxes paid, net of refunds	$11,262	$37,331	$71,778

Note 18:  Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008. Certain previously reported information has been reclassified to conform to the current year presentation.

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues	$133,536	$144,770	$140,617	$171,344
Operating costs and expenses
Station salaries, wages and employee benefits	52,673	45,536	47,002	45,792
Station programming and other operating costs	48,364	49,219	49,973	52,659
Corporate operating costs	8,950	5,199	7,742	8,011
Depreciation	10,792	9,967	11,520	9,376
Impairment charge	–	–	242,144	–

Total operating costs and expenses	120,779	109,921	358,381	115,838

Other income (expense), net	16,369	(2,805)	(657)	(466)
Interest expense	(14,580)	(15,332)	(15,654)	(18,354)
Income benefit (taxes)	(5,635)	(6,417)	83,554	(14,432)

Net earnings (loss)	$8,911	$10,295	$(150,521)	$22,254

Basic earnings (loss) per share:	$.09	$.10	$(1.47)	$.21
Diluted earnings per share:	$.09	$.10	$(1.47)	$.21

2008
Net operating revenues	$174,827	$188,969	$170,823	$198,851
Operating costs and expenses
Station salaries, wages and employee benefits	62,149	57,179	56,523	55,405
Station programming and other operating costs	53,938	50,154	52,567	61,582
Corporate operating costs	9,090	6,618	5,954	10,573
Spin-related costs	4,249	410	–	–
Depreciation	10,884	10,324	11,025	10,660
Impairment charge	–	–	–	662,151

Total operating costs and expenses	140,310	124,685	126,069	800,371

Other income (expense), net	269	804	543	18,230
Interest expense	(22,744)	(21,495)	(21,188)	(17,666)
Income taxes	(22,922)	(17,214)	(9,672)	116,850
Earnings (loss) from discontinued operations, net of tax	(4,499)	–	–	(497)

Net earnings (loss)	$(15,379)	$26,379	$14,437	$(484,603)

Basic earnings (loss) per share:
Earnings per share from continuing operations	$(.11)	$.25	$.14	$(4.74)
Earnings (loss) per share from discontinued operations	$(.04)	$–	$–	$–

Net earnings (loss) per share	$(.15)	$.25	$.14	$(4.74)

Diluted earnings per share:

Earnings per share from continuing operations	$(.11)	$.25	$.14	$(4.74)
Earnings (loss) per share from discontinued operations	$(.04)	$–	$–	$–

Net earnings (loss) per share	$(.15)	$.25	$.14	$(4.74)

Belo Corp. 2009 Annual Report on Form 10-K PAGE 71