Form 10-Q
period 2010-03-31
BELO CORP
filed 2010-05-04
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, $1.67 par value	102,939,765

*	Consisting of 91,311,751 shares of Series A Common Stock 11,628,014 and shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

PART I.

Item 1.	Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2010	2009

Net Operating Revenues	$154,332	$133,536

Operating Costs and Expenses
Station salaries, wages and employee benefits	51,224	52,673
Station programming and other operating costs	45,631	48,364
Corporate operating costs	9,609	8,950
Pension contribution reimbursement	(4,072)	—
Depreciation	9,243	10,792

Total operating costs and expenses	111,635	120,779

Earnings from operations	42,697	12,757

Other Income and Expense
Interest expense	(19,888)	(14,580)
Other income (expense), net	(267)	16,369

Total other income and expense	(20,155)	1,789

Earnings before income taxes	22,542	14,546
Income taxes	9,000	5,635

Net earnings	$13,542	$8,911

Net earnings per share — Basic	$.13	$.09
Net earnings per share — Diluted	$.13	$.09

Dividends declared per share	$—	$0.075
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

	March 31,	December 31,
In thousands, except share and per share amounts (unaudited)	2010	2009

Assets

Current assets:
Cash and temporary cash investments	$4,916	$4,800
Accounts receivable, net	128,009	139,911
Other current assets	28,589	31,413

Total current assets	161,514	176,124

Property, plant and equipment, net	174,762	177,475
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	76,005	81,590

Total assets	$1,561,553	$1,584,461

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$17,362	$20,736
Accrued expenses	46,244	41,922
Short-term pension obligation	12,249	14,277
Accrued interest payable	18,409	10,682
Income taxes payable	5,187	12,052
Deferred revenue	4,063	4,228

Total current liabilities	103,514	103,897

Long-term debt	993,443	1,028,219
Deferred income taxes	175,354	169,888
Pension obligation	178,623	182,065
Other liabilities	23,428	28,561

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 91,305,751 shares at March 31, 2010 and 90,956,337 shares at December 31, 2009	152,481	151,897
Series B: Issued 11,634,014 shares at March 31, 2010 and 11,642,354 shares at December 31, 2009	19,429	19,443
Additional paid-in capital	913,237	911,989
Accumulated deficit	(858,371)	(871,913)
Accumulated other comprehensive loss	(139,585)	(139,585)

Total shareholders’ equity	87,191	71,831

Total liabilities and shareholders’ equity	$1,561,553	$1,584,461

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2010	2009

Operations
Net earnings	$13,542	$8,911
Adjustments to reconcile net earnings to net cash provided by operations:
Gain on repurchase of senior notes	—	(14,905)
Depreciation	9,243	10,792
Pension contribution	(6,787)	—
Employee retirement expense	1,225	885
Deferred income tax	6,399	—
Share-based compensation	2,147	(82)
Other non-cash expenses	(3,237)	(2,630)
Equity income from partnerships	166	144
Other, net	(1,309)	(2,784)
Net change in operating assets and liabilities:
Accounts receivable	11,300	24,634
Other current assets	4,641	(136)
Accounts payable	(5,663)	(6,993)
Accrued expenses	4,516	(6,342)
Accrued interest payable	7,950	1,948
Income taxes payable	(6,455)	(8,611)

Net cash provided by operations	37,678	4,831

Investments
Capital expenditures	(2,691)	(1,060)
Other, net	79	2,314

Net cash provided by (used for) investments	(2,612)	1,254

Financing
Net proceeds from revolving debt	11,000	47,800
Payments on revolving debt	(46,000)	(22,400)
Purchase of senior notes	—	(25,260)
Payment of dividends on common stock	—	(7,687)
Net proceeds from exercise of stock options	26	—
Excess tax benefit from option exercises	24	—

Net cash used for financing	(34,950)	(7,547)

Net increase (decrease) in cash and temporary cash investments	116	(1,462)
Cash and temporary cash investments at beginning of period	4,800	5,770

Cash and temporary cash investments at end of period	$4,916	$4,308

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

The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280-10.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

All amounts are in thousands, except per share amounts, unless otherwise indicated.

(2)	On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into A. H. Belo Corporation (A. H. Belo), which has its own management and board of directors. Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo has not recognized any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate through a limited liability company. Belo and A. H. Belo also co-own other investments in third party businesses and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Additionally, A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan.

(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2010 and 2009.

	2010	2009

Income (Numerator)
Net income	$13,542	$8,911
Less: Income to participating securities	217	93

Income available to common stockholders	13,325	8,818

Shares (Denominator)
Weighted average shares outstanding (basic)	102,809	102,378
Dilutive effect of employee stock options	416	16
Dilutive effect of restricted stock units (RSU)	—	—

Adjusted weighted average shares outstanding	103,225	102,394

Earnings per share:
Basic	$.13	$.09
Diluted	$.13	$.09

For the three months ended March 31, 2010, the Company excluded 10,777 options and 421 RSUs because to include them would be anti-dilutive. For the three months ended March 31, 2009, the Company excluded 12,825 options and 1,046 RSUs because to include them would be anti-dilutive.

(4)	On January 1, 2010, the Company adopted the amendment to ASC 820-10, which expands fair value disclosure requirements. These disclosures are effective for fiscal years beginning after December 15, 2009. This amendment affects disclosure requirements only and has no effect on the Company’s financial position or results of operations.

(5)	Goodwill and indefinite-lived intangible assets (FCC licenses) are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite-lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. Goodwill is evaluated by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. The Company measures the fair value of goodwill and indefinite-lived intangible assets annually as of December 31.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. For goodwill, management’s process involved analyzing the key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. For FCC licenses, management’s process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite-lived intangible assets exceed their carrying amounts at March 31, 2010; therefore, no adjustment to goodwill or indefinite-lived intangible assets is necessary.

(6)	At March 31, 2010, Belo had $885,443 in fixed-rate debt securities as follows: $175,533 of 6 3/4% Senior Notes due 2013, $269,910 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027 and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At March 31, 2010, Belo also had variable-rate debt under a credit agreement (Amended 2009 Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2010, the Company’s leverage ratio was 5.0, its interest coverage ratio was 2.9 and its senior leverage ratio was 0.5. As of March 31, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $108,000, the weighted average interest rate was 4.2 percent, and all unused borrowings were available for borrowing. At March 31, 2010, the Company was in compliance with all debt covenant requirements.

At March 31, 2010, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 8% Senior Notes due November 15, 2016, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $178,564, $288,750, $165,000, and $194,400, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity (Level 1 inputs). The Company believes the credit facility, as recorded, approximates fair value as the interest rates are variable based on current market rates.

In the first quarter 2009, the Company purchased $40,500 of the outstanding 6 3/4% Senior Notes due May 30, 2013, for a total cost of $25,260. These purchases were funded with borrowings under the credit facility.

(7)	In November 2009, the Company issued Senior Notes that are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s current 100%-owned subsidiaries, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$154,332	$—	$154,332

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	51,224	—	51,224
Station programming and other operating costs	—	45,631	—	45,631
Corporate operating costs	8,784	825	—	9,609
Pension contribution reimbursement	(4,072)	—	—	(4,072)
Depreciation	611	8,632	—	9,243

Total operating costs and expenses	5,323	106,312	—	111,635

Earnings (loss) from operations	(5,323)	48,020	—	42,697

Other Income and Expense
Interest expense	(19,855)	(33)	—	(19,888)
Intercompany interest	1,703	(1,703)	—	—
Other expense, net	(167)	(100)	—	(267)

Total other income and expense	(18,319)	(1,836)	—	(20,155)

Earnings (loss) before income taxes	(23,642)	46,184	—	22,542

Income tax benefit (expense)	10,120	(19,120)	—	(9,000)
Equity in earnings (loss) of subsidiaries	27,064	—	(27,064)	—

Net earnings (loss)	$13,542	$27,064	$(27,064)	$13,542

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$133,536	$—	$133,536

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	52,673	—	52,673
Station programming and other operating costs	—	48,364	—	48,364
Corporate operating costs	8,251	699	—	8,950
Depreciation	1,342	9,450	—	10,792

Total operating costs and expenses	9,593	111,186	—	120,779

Earnings (loss) from operations	(9,593)	22,350	—	12,757

Other Income and Expense
Interest expense	(14,540)	(40)	—	(14,580)
Intercompany interest	1,703	(1,703)	—	—
Other income, net	14,642	1,727	—	16,369

Total other income and expense	1,805	(16)	—	1,789

Earnings (loss) before income taxes	(7,788)	22,334	—	14,546

Income tax benefit (expense)	3,678	(9,313)	—	(5,635)
Equity in earnings (loss) of subsidiaries	13,021	—	(13,021)	—

Net earnings (loss)	$8,911	$13,021	$(13,021)	$8,911

Condensed Consolidating Balance Sheet
As of March 31, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$3,918	$998	$—	$4,916
Accounts receivable, net	160	127,849	—	128,009
Other current assets	9,747	18,842	—	28,589

Total current assets	13,825	147,689	—	161,514

Property, plant and equipment, net	4,281	170,481	—	174,762
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	75,161	—	(75,161)	—
Intercompany receivable	365,312	—	(365,312)	—
Investment in subsidiaries	829,411	—	(829,411)	—
Other assets	47,330	28,675	—	76,005

Total assets	$1,335,320	$1,496,117	$(1,269,884)	$1,561,553

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,058	$9,304	$—	$17,362
Accrued expenses	20,487	25,757	—	46,244
Short-term pension obligation	12,249	—	—	12,249
Income taxes payable	5,187	—	—	5,187
Deferred revenue	—	4,063	—	4,063
Accrued interest payable	18,409	—	—	18,409

Total current liabilities	64,390	39,124	—	103,514

Long-term debt	993,443	—	—	993,443
Deferred income taxes	—	250,515	(75,161)	175,354
Pension obligation	178,623	—	—	178,623
Intercompany payable	—	365,312	(365,312)	—
Other liabilities	11,673	11,755	—	23,428

Total shareholders’ equity	87,191	829,411	(829,411)	87,191

Total liabilities and shareholders’ equity	$1,335,320	$1,496,117	$(1,269,884)	$1,561,553

Condensed Consolidating Balance Sheet
As of December 31, 2009
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$3,646	$1,154	$—	$4,800
Accounts receivable, net	361	139,550	—	139,911
Other current assets	11,193	20,220	—	31,413

Total current assets	15,200	160,924	—	176,124

Property, plant and equipment, net	4,655	172,820	—	177,475
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	77,210	—	(77,210)	—
Intercompany receivable	431,275	—	(431,275)	—
Investment in subsidiaries	782,606	—	(782,606)	—
Other assets	51,594	29,996	—	81,590

Total assets	$1,362,540	$1,513,012	$(1,291,091)	$1,584,461

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$10,882	$9,854	$—	$20,736
Accrued expenses	17,181	24,741	—	41,922
Short-term pension obligation	14,277	—	—	14,277
Income taxes payable	12,052	—	—	12,052
Deferred revenue	—	4,228	—	4,228
Accrued interest payable	10,682	—	—	10,682

Total current liabilities	65,074	38,823	—	103,897

Long-term debt	1,028,219	—	—	1,028,219
Deferred income taxes	—	247,098	(77,210)	169,888
Pension obligation	182,065	—	—	182,065
Intercompany payable	—	431,275	(431,275)	—
Other liabilities	15,351	13,210	—	28,561

Total shareholders’ equity	71,831	782,606	(782,606)	71,831

Total liabilities and shareholders’ equity	$1,362,540	$1,513,012	(1,291,091)	$1,584,461

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations

Net cash provided by (used for) operations	$(11,244)	$48,922	$37,678

Investments
Capital expenditures	(339)	(2,352)	(2,691)
Other, net	—	79	79

Net cash used for investments	(339)	(2,273)	(2,612)

Financing
Net proceeds from revolving debt	11,000	—	11,000
Payments on revolving debt	(46,000)	—	(46,000)
Net proceeds from exercise of stock options	26	—	26
Excess tax benefit from option exercises	24	—	24
Intercompany activity	46,805	(46,805)	—

Net cash provided by (used for) financing activities	11,855	(46,805)	(34,950)

Net increase (decrease) in cash and temporary cash investments	272	(156)	116
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800

Cash and temporary cash investments at end of period	$3,918	$998	$4,916

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations

Net cash provided by (used for) operations	$(32,895)	$37,726	$4,831

Investments
Capital expenditures	(1,060)	—	(1,060)
Other, net	1,000	1,314	2,314

Net cash provided by (used for) investments	(60)	1,314	1,254

Financing
Net proceeds from revolving debt	47,800	—	47,800
Payments on revolving debt	(22,400)	—	(22,400)
Purchase of senior notes	(25,260)	—	(25,260)
Payment of dividends on common stock	(7,687)	—	(7,687)
Intercompany activity	39,479	(39,479)	—

Net cash provided by (used for) financing activities	31,932	(39,479)	(7,547)

Net decrease in cash and temporary cash investments	(1,023)	(439)	(1,462)
Cash and temporary cash investments at beginning of period	4,592	1,178	5,770

Cash and temporary cash investments at end of period	$3,569	$739	$4,308

(8)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSU), performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $2,932 and $673, for the three months ended March 31, 2010 and 2009, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.
(9)	The net periodic pension cost (benefit) for the three months ended March 31, 2010 and 2009 includes the following components:

	2010	2009

Interest cost on projected benefit obligation	$8,163	$8,304
Expected return on assets	(7,945)	(8,655)
Amortization of net loss	1,099	1,351

Net periodic pension cost	$1,317	$1,000

Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. The Company expects to make contributions totaling $14,277 to the Pension Plan in 2010. A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan. Assuming contributions of $14,277 are made to the Pension Plan in 2010, the amount of reimbursement the Company will receive from A. H. Belo will be $8,566. For the three months ended March 31, 2010, the Company made Pension Plan contributions of $6,787 and received reimbursements from A. H. Belo of $4,072. Pension contribution reimbursements received are classified as a credit to operating costs and expenses in the consolidated statement of operations. The Company made no contributions to the Pension Plan during 2009. No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2010.

(10)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuits described in the following two paragraphs.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the court dismissed certain additional claims. A trial date is set for March or April 2011. The Company believes the lawsuit is without merit and is vigorously defending against it.
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
Overview
Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company owns two local and two regional cable news channels and holds ownership interests in two others. Additionally, at March 31, 2010, the Company managed one television station through a local marketing agreement (LMA) which expired on April 24, 2010.
The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

The following table sets forth the Company’s major media assets as of March 31, 2010:

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		9
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	1	*	10
Phoenix	12	KTVK	1999	IND	3	13	5		5
Phoenix	12	KASW	2000	CW	61	13	7		2
Seattle/Tacoma	13	KING	1997	NBC	5	13	1	*	9
Seattle/Tacoma	13	KONG	2000	IND	16	13	6		1
Seattle/Tacoma	13	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2		11
Portland(5)	22	KGW	1997	NBC	8	8	2		9
Charlotte	24	WCNC	1997	NBC	36	8	3	*	6
San Antonio	37	KENS	1997	CBS	5	10	2		10
San Antonio(6)	37	KCWX	—	CW	2	10	9		1
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	1		11
Austin	48	KVUE	1999	ABC	24	7	1		10
Louisville	49	WHAS	1997	ABC	11	7	1		11
New Orleans(7)	51	WWL	1994	CBS	4	8	1		16
New Orleans(8)	51	WUPL	2007	MNTV	54	9	6		1
Tucson	66	KMSB	1997	FOX	11	9	4		7
Tucson	66	KTTU	2002	MNTV	18	9	6	*	1
Spokane	75	KREM	1997	CBS	2	7	1		14
Spokane	75	KSKN	2001	CW	22	7	5		2
Boise(9)(10)	112	KTVB	1997	NBC	7	5	1		21

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2009 Nielsen Media Research report.

(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the November 2009 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the November 2009 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	The Company also owns K46KG, a low power television station in Portland, Oregon.

(6)	At March 31, 2010, Belo operated KCWX-TV through a local marketing agreement. The agreement expired on April 24, 2010.

(7)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.

(8)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(9)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

(10)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more other stations in the market.
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
The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s affiliation agreement with ABC initially expired at the end of 2009, has been extended pursuant to a short-term extension and is currently under renegotiation. The Company expects modifications to the existing agreement and such modifications to include cash payments.

Generally, a substantial majority of the Company’s revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns which was seen throughout the prior year. Advertising conditions improved late in 2009 and have strengthened further in the first quarter of 2010. The Olympics, Super Bowl, increased political revenues and improved advertising conditions across a number of categories, particularly automotive, combined to contribute to better pricing and higher margins in the first quarter of 2010 as compared to the first quarter of 2009. Additional discussion regarding the Company’s results of operations in the first quarter of 2010 as compared to the first quarter of 2009 is provided below.
Results of Operations
(Dollars in thousands, except per share amounts)

		Percentage
Three Months ended March 31,	2010	Change	2009
Net operating revenues	$154,332	15.6%	$133,536
Operating costs and expenses	111,635	(7.6%)	120,779

Earnings from operations	42,697	234.7%	12,757
Other income (expense)	(20,155)	N/A	1,789

Earnings before income taxes	22,542	55.0%	14,546
Income taxes	(9,000)	59.7%	(5,635)

Net earnings	$13,542	52.0%	$8,911

Net Operating Revenues

		Percentage
Three Months ended March 31,	2010	Change	2009
Non-political advertising	$131,533	11.7%	$117,785
Political advertising	6,254	N/A	645
Other	16,545	9.5%	15,106

Net operating revenues	$154,332	15.6%	$133,536

Non-political advertising revenues increased $13,748, or 11.7 percent, in the first three months of 2010 as compared to the first three months of 2009. This increase is primarily due to a $13,237, or 12.2 percent, increase in local and national spot revenue. Spot revenue increased in most categories but primarily in the automotive, healthcare, financial services, grocery and retail categories. Internet advertising revenues increased $648, or 9.9 percent. Political advertising revenues increased $5,609 in the first quarter 2010 as compared with the first quarter 2009. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Operating Costs and Expenses
Station salaries, wages and employee benefits decreased $1,449, or 2.8 percent, primarily due to decreases in salary expense of $2,305, severance costs of $1,855, and 401(k) plan expense of $1,503. These decreases were partially offset by an increase in bonus expense of $1,811, medical expense of $1,008, share-based compensation of $855 and pension transition supplement plan expense of $780. Station programming and other operating costs decreased $2,733, or 5.7 percent, primarily related to a non-cash expense reduction of $2,019, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Four Belo markets converted to this digital equipment in the first quarter 2010 and only one Belo market converted in the first quarter 2009. Corporate operating costs increased $659, or 7.4 percent, in the first quarter 2010, primarily related to an increase of $1,405 in share-based compensation expense and an increase in bonus expense of $1,368. These increases were partially offset by decreases in legal expense, consulting expense and technology expense.
Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan. For the three months ended March 31, 2010, the Company made Pension Plan contributions of $6,787, and received reimbursements from A. H. Belo of $4,072. Pension contribution reimbursements received are classified as a credit to operating costs and expenses in the consolidated statement of operations.

Other income (expense)
Interest expense increased $5,308, or 36.4 percent, due primarily to increased interest costs associated with the issuance of $275,000 in 8% Senior Notes in November 2009, and the amortization of the discount and refinancing costs associated with the note offering. These borrowings were previously included in the Company’s lower-rate revolving credit facility. Other income (expense), net decreased $16,636 in the first quarter 2010 compared to the first quarter 2009 primarily due to a $14,905 gain related to the Company’s first quarter 2009 purchase of debt securities. The debt securities were purchased on the open market at a discount. Additionally in the first quarter 2009, the Company sold its interest in a Web site joint venture for a gain of $1,616.
Income taxes increased $3,365, or 59.7 percent, for the three months ended March 31, 2010, compared with the three months ended March 31, 2009, primarily due to an increase in taxable income in 2010 as compared to 2009.
Station EBITDA

		Percentage
Three Months ended March 31,	2010	Change	2009
Station EBITDA	$57,477	76.9%	$32,499
Corporate operating costs and expenses	(9,609)	7.4%	(8,950)
Depreciation and amortization	(9,243)	(14.4%)	(10,792)
Pension contribution reimbursement	4,072	100.0%	—

Net earnings from operations	$42,697	234.7%	$12,757

Belo’s management uses Station EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension contribution reimbursement and corporate operating costs and expenses. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.
For the three months ended March 31, 2010, Station EBITDA increased $24,978, or 76.9 percent, compared with the three months ended March 31, 2009. This increase was due to the revenue increases and expense reductions discussed above.
Liquidity and Capital Resources
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity.
Operating Cash Flows
Net cash provided by operations was $37,678 in the first quarter 2010 compared with $4,831 in the first quarter 2009. The 2010 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and routine changes in working capital. The 2009 operating cash flows were primarily provided by net earnings adjusted for non-cash charges. Additionally, cash provided by a decrease in accounts receivable in the first quarter of 2009 was mostly offset by routine changes in other working capital items.
The Company made $6,787 in contributions to its Pension Plan during the first quarter of 2010 and expects to make a total of $14,277 in contributions to its Pension Plan during the year ended December 31, 2010. No pension contributions were made or required to be made in 2009. As previously discussed, A. H. Belo is obligated to reimburse the Company for 60 percent of any contributions the Company makes to its Pension Plan. Such reimbursements totaled $4,072 during the first quarter of 2010.
Investing Cash Flows
Net cash flows used for investing activities were $2,612 in the first quarter 2010 compared to $1,254 provided by investing activities in the first quarter 2009. The 2010 investing cash flows were primarily used for capital expenditures and the 2009 cash flows were primarily provided by the Company’s sale of its interest in a Web site joint venture for a gain of $1,616.

Capital Expenditures
Total capital expenditures were $2,691 in the first quarter 2010 compared with $1,060 in the first quarter 2009.
Financing Cash Flows
Net cash flows used for financing activities were $34,950 in the first quarter 2010 compared with $7,547 in the first quarter 2009. The 2010 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility. The 2009 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock.
Long-Term Debt
At March 31, 2010, Belo had $885,443 in fixed-rate debt securities as follows: $175,533 of 6 3/4% Senior Notes due 2013, $269,910 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027 and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At March 31, 2010, Belo also had variable-rate debt under a credit agreement (Amended 2009 Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2010, the Company’s leverage ratio was 5.0, its interest coverage ratio was 2.9 and its senior leverage ratio was 0.5. As of March 31, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $108,000, the weighted average interest rate was 4.2 percent, and all unused borrowings were available for borrowing. At March 31, 2010, the Company was in compliance with all debt covenant requirements.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of March 31, 2010, under this authority was 13,030,716 shares. During the first quarter 2010, no shares were repurchased under this program. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases.
Other
The Company has various sources available to meet its 2010 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $460,750 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
Recent Accounting Pronouncements
On January 1, 2010, the Company adopted the amendment to ASC 820-10, which expands fair value disclosure requirements. These disclosures are effective for fiscal years beginning after December 15, 2009. This amendment affects disclosure requirements only and has no effect on the Company’s financial position or results of operations.
Forward-Looking Statements
Statements in this Form 10-Q concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings, impairments, pension matters, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures
During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Exhibit
Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

Exhibit
Number		Description

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

		(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
		(2)	*	$200 million 7-3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
		(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
		(4)	*	(a) $200 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
			*	(b) $50 million 7-1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
		(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
		(6)	*	Form of Belo Corp. 6-3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
		(7)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
		(8)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
		(9)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
		(10)	*	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))
		(11)	*	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

Exhibit
Number	Description

	(12)	*	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1	Financing agreements:

	(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
	(3)	*	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))
	(4)	*	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)
	(5)	*	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the November 16, 2009 Form 8-K)
	(6)	*	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time part thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)

10.2	Compensatory plans:

	~(1)		Belo Savings Plan:
		*	(a) Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
		*	(b) First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598))
		*	(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the 2008 Form 10-K)
		*	(d) Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)
		*	(e) Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))

Exhibit
Number	Description

	~(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
		*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

	~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
		*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))
		*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))

	~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))

Exhibit
Number	Description

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

	~(8)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010(Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

	~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598)

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		*	(a)	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
May 4, 2010	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)