Form 10-Q
period 2010-06-30
BELO CORP
filed 2010-07-30
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2010

Common Stock, $1.67 par value	103,094,486*
*	Consisting of 91,886,275 shares of Series A Common Stock and 11,208,211 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2010	2009	2010	2009

Net Operating Revenues	$162,982	$144,770	$317,314	$278,306

Operating Costs and Expenses
Station salaries, wages and employee benefits	51,911	45,536	103,135	98,209
Station programming and other operating costs	47,015	49,219	92,646	97,584
Corporate operating costs	7,855	5,199	17,464	14,148
Pension contribution reimbursement	(4,200)	—	(8,272)	—
Depreciation	8,770	9,967	18,013	20,759

Total operating costs and expenses	111,351	109,921	222,986	230,700

Earnings from operations	51,631	34,849	94,328	47,606

Other Income and (Expense)
Interest expense	(19,815)	(15,332)	(39,703)	(29,912)
Other income (expense), net	375	(2,805)	108	13,564

Total other income and (expense)	(19,440)	(18,137)	(39,595)	(16,348)

Earnings before income taxes	32,191	16,712	54,733	31,258
Income taxes	12,666	6,417	21,666	12,052

Net earnings	$19,525	$10,295	$33,067	$19,206

Earnings Per Share
Basic	$0.19	$0.10	$0.32	$0.18
Diluted	$0.19	$0.10	$0.31	$0.18

Weighted Average Shares Outstanding
Basic	103,027	102,497	102,919	102,438
Diluted	103,456	102,513	103,342	102,458

Dividends declared per share	$—	$—	$—	$0.075
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(unaudited)	2010	2009

Assets

Current assets:
Cash and temporary cash investments	$6,883	$4,800
Accounts receivable, net	136,286	139,911
Other current assets	27,976	31,413

Total current assets	171,145	176,124

Property, plant and equipment, net	172,809	177,475
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	73,133	81,590

Total assets	$1,566,359	$1,584,461

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$17,164	$20,736
Accrued expenses	44,658	41,922
Short-term pension obligation	16,363	14,277
Accrued interest payable	10,627	10,682
Income taxes payable	4,044	12,052
Deferred revenue	3,639	4,228

Total current liabilities	96,495	103,897

Long-term debt	989,669	1,028,219
Deferred income taxes	183,501	169,888
Pension obligation	168,826	182,065
Other liabilities	20,387	28,561

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 91,883,375 shares at June 30, 2010 and 90,956,337 shares at December 31, 2009	153,445	151,897
Series B: Issued 11,211,111 shares at June 30, 2010 and 11,642,354 shares at December 31, 2009	18,723	19,443
Additional paid-in capital	913,745	911,989
Accumulated deficit	(838,847)	(871,913)
Accumulated other comprehensive loss	(139,585)	(139,585)

Total shareholders’ equity	107,481	71,831

Total liabilities and shareholders’ equity	$1,566,359	$1,584,461

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2010	2009

Operations
Net earnings	$33,067	$19,206
Adjustments to reconcile net earnings to net cash provided by operations:
Gain on repurchase of senior notes	—	(14,905)
Depreciation	18,013	20,759
Pension contribution	(13,787)	—
Employee retirement expense	2,516	(147)
Deferred income tax	13,458	12,273
Share-based compensation	1,281	1,278
Other non-cash expenses	(6,238)	(3,155)
Equity income from partnerships	(191)	169
Other, net	(1,983)	(3,050)
Net change in operating assets and liabilities:
Accounts receivable	2,984	22,799
Other current assets	7,401	(1,094)
Accounts payable	(6,481)	(3,800)
Accrued expenses	4,569	(13,590)
Accrued interest payable	395	(525)
Income taxes payable	(7,546)	(16,859)

Net cash provided by operations	47,458	19,359

Investments
Capital expenditures	(6,467)	(2,805)
Other investments	23	3,246
Other, net	—	2,142

Net cash provided by (used for) investments	(6,444)	2,583

Financing
Net proceeds from revolving debt	38,000	83,100
Payments on revolving debt	(77,000)	(66,100)
Purchase of senior notes	—	(25,260)
Payment of dividends on common stock	—	(15,375)
Net proceeds from exercise of stock options	33	—
Excess tax benefit from option exercises	36	—

Net cash used for financing	(38,931)	(23,635)

Net increase (decrease) in cash and temporary cash investments	2,083	(1,693)
Cash and temporary cash investments at beginning of period	4,800	5,770

Cash and temporary cash investments at end of period	$6,883	$4,077

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
The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria for aggregation into one reportable segment under Accounting Standards Codification (ASC) 280-10.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
All amounts are in thousands, except per share amounts, unless otherwise indicated.
(2)	On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into A. H. Belo Corporation (A. H. Belo), which has its own management and board of directors. Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo has not recognized any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries. Belo and A. H. Belo also co-own certain downtown Dallas, Texas, real estate through a limited liability company. Belo and A. H. Belo also co-own other investments in third party businesses and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Additionally, A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan.
(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings (Numerator)
Net earnings	$19,525	$10,295	$33,067	$19,206
Less: Income to participating securities	(303)	(185)	(522)	(285)

Income available to common stockholders	19,222	10,110	32,545	18,921

Shares (Denominator)
Weighted average shares outstanding (basic)	103,027	102,497	102,919	102,438
Dilutive effect of employee stock options	429	16	423	20
Dilutive effect of restricted stock units (RSU)	—	—	—	—

Adjusted weighted average shares outstanding	103,456	102,513	103,342	102,458

Earnings per share:
Basic	.19	.10	.32	0.18
Diluted	.19	.10	.31	0.18

For the three months ended June 30, 2010, the Company excluded 10,606 options and 354 RSUs because to include them would be anti-dilutive. For the six months ended June 30, 2010, the Company excluded 10,615 options and 379 RSUs because to include them would be anti-dilutive. For the three months ended June 30, 2009, the Company excluded 12,619 options and 1,020 RSUs because to include them would be anti-dilutive. For the six months ended June 30, 2009, the Company excluded 12,631 and 1,076 RSUs because to include them would be anti-dilutive.
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
Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. For goodwill, management’s annual review process involved analyzing the key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. For FCC licenses, management’s annual review process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time. On a quarterly basis, management reviews the fair value estimates and the inputs into those estimates for indicators of impairment. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite-lived intangible assets exceed their carrying amounts at June 30, 2010; therefore, no adjustment to goodwill or indefinite-lived intangible assets is necessary.
(6)	At June 30, 2010, Belo had $885,669 in fixed-rate debt securities as follows: $175,568 of 6 3/4% Senior Notes due 2013; $270,101 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At June 30, 2010, Belo also had variable-rate debt under a credit agreement (Amended 2009 Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2010, the Company’s leverage ratio was 4.7, its interest coverage ratio was 2.9 and its senior leverage ratio was 0.5. As of June 30, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $104,000, the weighted average interest rate was 3.6 percent, and all unused borrowings were available for borrowing. At June 30, 2010, the Company was in compliance with all debt covenant requirements.

At June 30, 2010, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 8% Senior Notes due November 15, 2016, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $177,244, $283,745, $162,400, and $210,600, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity (Level 1 inputs). The Company believes the credit facility, as recorded, approximates fair value as the interest rates are variable based on current market rates.
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
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$162,982	$—	$162,982

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	51,911	—	51,911
Station programming and other operating costs	—	47,015	—	47,015
Corporate operating costs	6,700	1,155	—	7,855
Pension contribution reimbursement	(4,200)	—	—	(4,200)
Depreciation	460	8,310	—	8,770

Total operating costs and expenses	2,960	108,391	—	111,351

Earnings (loss) from operations	(2,960)	54,591	—	51,631

Other Income and (Expense)
Interest expense	(19,785)	(30)	—	(19,815)
Intercompany interest	1,703	(1,703)	—	—
Other income (expense), net	(47)	422	—	375

Total other income and (expense)	(18,129)	(1,311)	—	(19,440)

Earnings (loss) before income taxes	(21,089)	53,280	—	32,191

Income tax benefit (expense)	16,185	(28,851)	—	(12,666)
Equity in earnings (loss) of subsidiaries	24,429	—	(24,429)	—

Net earnings (loss)	$19,525	$24,429	$(24,429)	$19,525

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$144,770	$—	$144,770

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	45,536	—	45,536
Station programming and other operating costs	—	49,219	—	49,219
Corporate operating costs	4,907	292	—	5,199
Depreciation	784	9,183	—	9,967

Total operating costs and expenses	5,691	104,230	—	109,921

Earnings (loss) from operations	(5,691)	40,540	—	34,849

Other Income and (Expense)
Interest expense	(15,296)	(36)	—	(15,332)
Intercompany interest	1,704	(1,704)	—	—
Other expense, net	(685)	(2,120)	—	(2,805)

Total other income and (expense)	(14,277)	(3,860)	—	(18,137)

Earnings (loss) before income taxes	(19,968)	36,680	—	16,712

Income tax benefit (expense)	8,336	(14,753)	—	(6,417)
Equity in earnings (loss) of subsidiaries	21,927	—	(21,927)	—

Net earnings (loss)	$10,295	$21,927	$(21,927)	$10,295

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$317,314	$—	$317,314

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	103,135	—	103,135
Station programming and other operating costs	—	92,646	—	92,646
Corporate operating costs	15,484	1,980	—	17,464
Pension contribution reimbursement	(8,272)	—	—	(8,272)
Depreciation	1,071	16,942	—	18,013

Total operating costs and expenses	8,283	214,703	—	222,986

Earnings (loss) from operations	(8,283)	102,611	—	94,328

Other Income and (Expense)
Interest expense	(39,640)	(63)	—	(39,703)
Intercompany interest	3,406	(3,406)	—	—
Other income (expense), net	(214)	322	—	108

Total other income and (expense)	(36,448)	(3,147)	—	(39,595)

Earnings (loss) before income taxes	(44,731)	99,464	—	54,733

Income tax benefit (expense)	26,305	(47,971)	—	(21,666)
Equity in earnings (loss) of subsidiaries	51,493	—	(51,493)	—

Net earnings (loss)	$33,067	$51,493	$(51,493)	$33,067

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$278,306	$—	$278,306

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	98,209	—	98,209
Station programming and other operating costs	—	97,584	—	97,584
Corporate operating costs	13,158	990	—	14,148
Depreciation	2,126	18,633	—	20,759

Total operating costs and expenses	15,284	215,416	—	230,700

Earnings (loss) from operations	(15,284)	62,890	—	47,606

Other Income and (Expense)
Interest expense	(29,836)	(76)	—	(29,912)
Intercompany interest	3,407	(3,407)	—	—
Other income (expense), net	13,957	(393)	—	13,564

Total other income and (expense)	(12,472)	(3,876)	—	(16,348)

Earnings (loss) before income taxes	(27,756)	59,014	—	31,258

Income tax benefit (expense)	12,014	(24,066)	—	(12,052)
Equity in earnings (loss) of subsidiaries	34,948	—	(34,948)	—

Net earnings (loss)	$19,206	$34,948	$(34,948)	$19,206

Condensed Consolidating Balance Sheet
As of June 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$5,347	$1,536	$—	$6,883
Accounts receivable, net	154	136,132	—	136,286
Other current assets	8,949	19,027	—	27,976

Total current assets	14,450	156,695	—	171,145

Property, plant and equipment, net	3,953	168,856	—	172,809
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	72,598	—	(72,598)	—
Intercompany receivable	294,214	—	(294,214)	—
Investment in subsidiaries	900,755	—	(900,755)	—
Other assets	45,427	27,706	—	73,133

Total assets	$1,331,397	$1,502,529	$(1,267,567)	$1,566,359

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$7,874	$9,290	$—	$17,164
Accrued expenses	16,355	28,303	—	44,658
Short-term pension obligation	16,363	—	—	16,363
Income taxes payable	4,044	—	—	4,044
Deferred revenue	—	3,639	—	3,639
Accrued interest payable	10,627	—	—	10,627

Total current liabilities	55,263	41,232	—	96,495

Long-term debt	989,669	—	—	989,669
Deferred income taxes	—	256,099	(72,598)	183,501
Pension obligation	168,826	—	—	168,826
Intercompany payable	—	294,214	(294,214)	—
Other liabilities	10,158	10,229	—	20,387

Total shareholders’ equity	107,481	900,755	(900,755)	107,481

Total liabilities and shareholders’ equity	$1,331,397	$1,502,529	$(1,267,567)	$1,566,359

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

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations

Net cash provided by (used for) operations	$(77,043)	$124,501	$47,458

Investments
Capital expenditures	(474)	(5,993)	(6,467)
Other, net	—	23	23

Net cash used for investments	(474)	(5,970)	(6,444)

Financing
Net proceeds from revolving debt	38,000	—	38,000
Payments on revolving debt	(77,000)	—	(77,000)
Net proceeds from exercise of stock options	33	—	33
Excess tax benefit from option exercises	36	—	36
Intercompany activity	118,149	(118,149)	—

Net cash provided by (used for) financing activities	79,218	(118,149)	(38,931)

Net increase in cash and temporary cash investments	1,701	382	2,083
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800

Cash and temporary cash investments at end of period	$5,347	$1,536	$6,883

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations

Net cash provided by (used for) operations	$(49,826)	$69,185	$19,359

Investments
Capital expenditures	(240)	(2,565)	(2,805)
Other, net	1,814	3,574	5,388

Net cash provided by investments	1,574	1,009	2,583

Financing
Net proceeds from revolving debt	83,100	—	83,100
Payments on revolving debt	(66,100)	—	(66,100)
Purchase of senior notes	(25,260)	—	(25,260)
Payment of dividends on common stock	(15,375)	—	(15,375)
Intercompany activity	70,366	(70,366)	—

Net cash provided by (used for) financing activities	46,731	(70,366)	(23,635)

Net decrease in cash and temporary cash investments	(1,521)	(172)	(1,693)
Cash and temporary cash investments at beginning of period	4,592	1,178	5,770

Cash and temporary cash investments at end of period	$3,071	$1,006	$4,077

(8)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units (RSU), performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $667 and $3,599, for the three and six months ended June 30, 2010. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,060 and $1,733 for the three and six months ended June 30, 2009. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.
(9)	The net periodic pension cost (benefit) for the three and six months ended June 30, 2010 and 2009, includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest cost on projected benefit obligation	$8,163	$8,304	$16,326	$16,608
Expected return on assets	(7,945)	(8,673)	(15,890)	(17,328)
Amortization of net loss	1,099	(619)	2,198	732

Net periodic pension cost (benefit)	$1,317	$(988)	$2,634	$12

Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. The Company expects to make contributions totaling $14,277 to the Pension Plan in 2010. A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan. Assuming contributions of $14,277 are made to the Pension Plan in 2010, the amount of reimbursement the Company will receive from A. H. Belo will be $8,566. For the three and six months ended June 30, 2010, the Company made Pension Plan contributions of $7,000 and $13,787, respectively, and received reimbursements from A. H. Belo of $4,200 and $8,272, respectively. Pension contribution reimbursements received are classified as a credit to operating costs and expenses in the consolidated statement of operations. The Company made no contributions to the Pension Plan during 2009. No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2010.

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
On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. On May 5, 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit, subject to Court approval. The parties have agreed to cooperate and take all steps necessary and appropriate to obtain preliminary and final approval of the settlement, to effectuate its terms, and to record the satisfaction of judgment with the Court. As previously noted, A. H. Belo has agreed to indemnify the Company for any liability arising out of this lawsuit; no payment is required of the Company.
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
Overview
Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX and CW affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company owns two local and two regional cable news channels and holds ownership interests in two others. At December 31, 2009, the Company managed one television station through a local marketing agreement (LMA) which expired on April 24, 2010.
The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

The following table sets forth the Company’s major media assets as of June 30, 2010:

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	1		7
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		8
Phoenix	12	KTVK	1999	IND	3	13	5	*	4
Phoenix	12	KASW	2000	CW	61	13	7	*	2
Seattle/Tacoma	13	KING	1997	NBC	5	13	1	*	9
Seattle/Tacoma	13	KONG	2000	IND	16	13	5	*	2
Seattle/Tacoma	13	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	2		10
Portland(5)	22	KGW	1997	NBC	8	8	2		8
Charlotte	24	WCNC	1997	NBC	36	8	3		6
San Antonio	37	KENS	1997	CBS	5	10	2		7
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	1		10
Austin	48	KVUE	1999	ABC	24	7	1		9
Louisville	49	WHAS	1997	ABC	11	7	1	*	10
New Orleans(6)	51	WWL	1994	CBS	4	8	1		14
New Orleans(7)	51	WUPL	2007	IND	54	9	6		1
Tucson	66	KMSB	1997	FOX	11	9	4		4
Tucson	66	KTTU	2002	IND	18	9	6		2
Spokane	75	KREM	1997	CBS	2	7	1		13
Spokane	75	KSKN	2001	CW	22	7	5		2
Boise(8)(9)	112	KTVB	1997	NBC	7	5	1		19

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2009 Nielsen Media Research report.

(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the May 2010 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the May 2010 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.

(6)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.

(7)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LD (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more other stations in the market.
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
The Company has network affiliation agreements with ABC, CBS, NBC, FOX, and CW. The Company’s affiliation agreement with ABC initially expired at the end of 2009, has been extended pursuant to short-term extensions and is currently under renegotiation. In addition, the Company has begun negotiations for the renewal of the CBS affiliation agreement in San Antonio; that agreement expires in September 2010. The Company expects modifications to the existing agreements and such modifications to include cash payments by the Company.
Generally, a substantial majority of the Company’s revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, which was seen throughout the prior year. Advertising conditions improved late in 2009 and have strengthened further through the second quarter of 2010. The Olympics, the Super Bowl, increased political revenues and improved advertising conditions across a number of categories, particularly automotive, combined to contribute to better pricing and higher margins in the first half of 2010 as compared to the first half of 2009. Additional discussion regarding the Company’s results of operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is provided below.

Results of Operations
(Dollars in thousands)

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
Net operating revenues	$162,982	12.6%	$144,770	$317,314	14.0%	$278,306
Operating costs and expenses	111,351	1.3%	109,921	222,986	(3.3%)	230,700

Earnings from operations	51,631	48.2%	34,849	94,328	98.1%	47,606
Other income (expense)	(19,440)	7.2%	(18,137)	(39,595)	142.2%	(16,348)

Earnings from operations before income taxes	32,191	92.6%	16,712	54,733	75.1%	31,258
Income taxes	(12,666)	97.4%	(6,417)	(21,666)	79.8%	(12,052)

Net earnings	$19,525	89.7%	$10,295	$33,067	72.2%	$19,206

Net Operating Revenues

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
Non-political advertising	$143,232	13.7%	$125,937	$274,765	12.7%	$243,723
Political advertising	2,529	34.9%	1,875	8,783	248.5%	2,520
Other	17,221	1.6%	16,958	33,766	5.3%	32,063

Net operating revenues	$162,982	12.6%	$144,770	$317,314	14.0%	$278,306

Non-political advertising revenues increased $17,295, or 13.7 percent, in the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This increase is primarily due to a $16,612, or 14.3 percent, increase in local and national spot revenue. Spot revenue increased primarily in the automotive, retail, grocery, healthcare and home improvement categories. Internet advertising revenues increased $968, or 13.6 percent. Political advertising revenues increased $654 in the second quarter 2010 as compared with the second quarter 2009. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenues increased primarily due to increases in retransmission revenues.
Non-political advertising revenues increased $31,042, or 12.7 percent, in the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This increase is primarily due to a $29,850, or 13.3 percent, increase in local and national spot revenue. Spot revenue increased primarily in the automotive, grocery, retail, financial services and healthcare categories. Internet advertising revenues increased $1,617, or 11.9 percent. Political advertising revenues increased $6,263 in the six months ended June 30, 2010, compared with the six months ended June 30, 2009. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices.
Operating Costs and Expenses
Station salaries, wages and employee benefits increased $6,375, or 14.0 percent, in the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This increase is primarily due to a 2009 credit for vacation accruals of $3,007 due to the Company’s decision to convert to a paid-time-off (PTO) vacation policy in the second quarter 2009, bonus accruals of $1,528 in the second quarter 2010 compared to virtually no bonus expense in 2009, and increases in pension and pension transition expenses of $1,571. Station programming and other operating costs decreased $2,205, or 4.5 percent, in the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily related to a non-cash expense reduction of $2,360 relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Two Belo markets converted to this digital equipment in the second quarter 2010 and only one Belo market converted in the second quarter 2009. Corporate operating costs increased $2,657 in the second quarter 2010, primarily related to an increase of $1,589 in pension and pension transition expenses and an increase of $1,092 in bonus expense. Decreases in other corporate operating costs offset a $1,635 insurance reimbursement recognized in the second quarter of 2009.

Station salaries, wages and employee benefits increased $4,926, or 5.0 percent, in the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This increase is primarily due to increases in bonus accruals of $3,339, a 2009 credit for vacation accruals of $2,979 due to the second quarter 2009 decision to convert to a PTO vacation policy, a 2009 credit of $2,110 for self-insured medical costs, and increases in pension and pension transition expenses of $2,482. These increases were partially offset by decreases in severance costs of $2,517, 401(k) plan expense of $1,896 and salary expense of $1,566. Station programming and other operating costs decreased $4,938 or 5.1 percent, primarily due to a non-cash expense reduction of $4,381, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in the first half of 2010 and only two Belo markets converted in the first half of 2009. Corporate operating costs increased $3,316 in the six months ended June 30, 2010, primarily related to increases in bonus expense of $2,463, pension and pension transition expenses of $1,848, and share-based compensation expense of $1,299. These increases were partially offset by a decrease in technology related expenses of $2,149.
Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan. For the three and six months ended June 30, 2010, the Company made Pension Plan contributions of $7,000 and $13,787, respectively, and received reimbursements from A. H. Belo of $4,200 and $8,272, respectively. Pension contribution reimbursements received from A. H. Belo are classified as a credit to operating costs and expenses in the consolidated statement of operations.
Other Income and (Expense)
Interest expense increased $4,483 and $9,791 in the three and six months ended June 30, 2010, respectively, primarily due to increased interest costs associated with the issuance of $275,000 in 8% Senior Notes in November 2009, and the amortization of the discount and refinancing costs associated with the note offering. These borrowings were previously included in the Company’s lower-rate revolving credit facility. Other income (expense), net increased $3,180 in the second quarter 2010 compared to the second quarter 2009, due primarily to costs recognized in the second quarter 2009 of $947 related to the relocation of the Company’s bureau in Washington, DC, and a $500 increase in an investment reserve. Other income (expense), net decreased $13,456 in the six months ended June 30, 2010, primarily due to a $14,905 gain related to the Company’s first quarter 2009 purchase of debt securities. The debt securities were purchased on the open market at a discount. Additionally, in the first quarter 2009, the Company sold its interest in a Web site joint venture for a gain of $1,616.
Income taxes increased $6,249, or 97.4 percent, for the three months ended June 30, 2010, compared with the three months ended June 30, 2009, primarily due to higher taxable income in 2010 compared to 2009. Income taxes increased $9,614, or 79.8 percent, for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, primarily due to higher taxable income in 2010 compared to 2009. For the six months ended June 30, 2010 and 2009, the Company’s effective tax rate was 39.6 percent and 38.6 percent, respectively.
Station EBITDA

	Three months ended June 30,			Six months ended June 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
Station EBITDA	$64,056	28.1%	50,015	121,533	47.3%	82,513
Corporate operating costs and expenses	(7,855)	51.1%	(5,199)	(17,464)	23.4%	(14,148)
Depreciation	(8,770)	(12.0%)	(9,967)	(18,013)	(13.2%)	(20,759)
Pension contribution reimbursement	4,200	N/A	—	8,272	N/A	—

Net earnings from operations	$51,631	48.2%	$34,849	$94,328	98.1%	$47,606

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
For the three months ended June 30, 2010, Station EBITDA increased $14,042, or 28.1 percent, compared with the three months ended June 30, 2009. For the six months ended June 30, 2010, Station EBITDA increased $39,020, or 47.3 percent, compared with the six months ended June 30, 2009. These increases were due to the revenue increases and expense reductions discussed above.
Liquidity and Capital Resources
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity.
Operating Cash Flows
Net cash provided by operations was $47,458 in the six months ended June 30, 2010, compared with $19,359 in the six months ended June 30, 2009. The 2010 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and routine changes in working capital. The 2009 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and a decrease in accounts receivable, partially offset by cash used for routine changes in other working capital items.
The Company made $13,787 in contributions to its Pension Plan during the six months ended June 30, 2010, and expects to make a total of $14,277 in contributions to its Pension Plan during the year ended December 31, 2010. No pension contributions were made or required to be made in 2009. As previously discussed, A. H. Belo is obligated to reimburse the Company for 60 percent of any contributions the Company makes to its Pension Plan. Such reimbursements totaled $8,272 during the six months ended June 30, 2010.
Investing Cash Flows
Net cash flows used for investing activities were $6,444 in the six months ended June 30, 2010, compared to $2,583 provided by investing activities in the six months ended June 30, 2009. The 2010 investing cash flows were primarily used for capital expenditures and the 2009 cash flows were primarily provided by the Company’s sale of its interest in a Web site joint venture for a gain of $1,616.
Capital Expenditures
Total capital expenditures were $6,467 in the first six months of 2010 compared with $2,805 in the first six months of 2009.
Financing Cash Flows
Net cash flows used for financing activities were $38,931 in the six months ended June 30, 2010 compared with $23,635 in the six months ended June 30, 2009. The 2010 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility. The 2009 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock.

Long-Term Debt
At June 30, 2010, Belo had $885,669 in fixed-rate debt securities as follows: $175,568 of 6 3/4% Senior Notes due 2013; $270,101 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At June 30, 2010, Belo also had variable-rate debt under a credit agreement (Amended 2009 Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2010, the Company’s leverage ratio was 4.7, its interest coverage ratio was 2.9 and its senior leverage ratio was 0.5. As of June 30, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $104,000, the weighted average interest rate was 3.6 percent, and all unused borrowings were available for borrowing. At June 30, 2010, the Company was in compliance with all debt covenant requirements.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of June 30, 2010, under this authority was 13,030,716 shares. During the first half of 2010, no shares were repurchased under this program. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases.
Other
The Company has various sources available to meet its 2010 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $460,750 revolving credit facility. Commitments under the credit facility reduce to $205,000 on June 7, 2011, unless voluntarily reduced earlier by the Company with the consent of the lenders. The Company believes its resources are adequate to meet its foreseeable needs.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems to distribute television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 4. Controls and Procedures
During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
In addition to the disclosure below and proceedings previously disclosed (see Note 10 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.
On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. On May 5, 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit, subject to Court approval. The parties have agreed to cooperate and take all steps necessary and appropriate to obtain preliminary and final approval of the settlement, to effectuate its terms, and to record the satisfaction of judgment with the Court. As previously noted, A. H. Belo has agreed to indemnify the Company for any liability arising out of this lawsuit; no payment is required of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form-10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities in the last three years.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

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

	~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		*	(a)
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

BELO CORP.
July 30, 2010	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)