Form 10-Q
period 2010-09-30
BELO CORP
filed 2010-10-28
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2010

Common Stock, $1.67 par value	103,143,359*
*	Consisting of 91,991,460 shares of Series A Common Stock and 11,151,899 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

PART I.

Item 1.	Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands, except per share amounts (unaudited)	2010	2009	2010	2009

Net Operating Revenues	$163,853	$140,617	$481,167	$418,923

Operating Costs and Expenses
Station salaries, wages and employee benefits	53,273	47,002	156,408	145,211
Station programming and other operating costs	51,573	49,972	144,219	147,556
Corporate operating costs	8,738	7,743	26,202	21,891
Pension contribution reimbursement	(300)	—	(8,572)	—
Depreciation	8,449	11,520	26,462	32,279
Impairment charge	—	242,144	—	242,144

Total operating costs and expenses	121,733	358,381	344,719	589,081

Earnings (loss) from operations	42,120	(217,764)	136,448	(170,158)

Other Income and (Expense)
Interest expense	(20,037)	(15,654)	(59,740)	(45,566)
Other income (expense), net	21	(657)	129	12,907

Total other income and (expense)	(20,016)	(16,311)	(59,611)	(32,659)

Earnings (loss) before income taxes	22,104	(234,075)	76,837	(202,817)
Income tax expense (benefit)	8,159	(83,554)	29,825	(71,502)

Net earnings (loss)	$13,945	$(150,521)	$47,012	$(131,315)

Earnings (Loss) Per Share
Basic	$0.13	$(1.47)	$0.45	$(1.28)
Diluted	$0.13	$(1.47)	$0.45	$(1.28)

Weighted Average Shares Outstanding
Basic	103,107	102,536	102,982	102,471
Diluted	103,502	102,536	103,397	102,471

Dividends declared per share	$—	$—	$—	$0.075
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(unaudited)	2010	2009

Assets

Current assets:
Cash and temporary cash investments	$11,827	$4,800
Accounts receivable, net	133,846	139,911
Other current assets	21,908	31,413

Total current assets	167,581	176,124

Property, plant and equipment, net	168,393	177,475
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	74,009	81,590

Total assets	$1,559,255	$1,584,461

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$17,768	$20,736
Accrued expenses	50,514	41,922
Short-term pension obligation	26,977	14,277
Accrued interest payable	18,604	10,682
Income taxes payable	3,132	12,052
Deferred revenue	9,932	4,228

Total current liabilities	126,927	103,897

Long-term debt	948,899	1,028,219
Deferred income taxes	180,174	169,888
Pension obligation	159,086	182,065
Other liabilities	22,099	28,561

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 91,989,328 shares at September 30, 2010 and 90,956,337 shares at December 31, 2009	153,622	151,897
Series B: Issued 11,154,031 shares at September 30, 2010 and 11,642,354 shares at December 31, 2009	18,627	19,443
Additional paid-in capital	914,308	911,989
Accumulated deficit	(824,902)	(871,913)
Accumulated other comprehensive loss	(139,585)	(139,585)

Total shareholders’ equity	122,070	71,831

Total liabilities and shareholders’ equity	$1,559,255	$1,584,461

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2010	2009

Operations
Net earnings (loss)	$47,012	$(131,315)
Adjustments to reconcile net earnings to net cash provided by operations:
Impairment charge	—	242,144
Gain on repurchase of senior notes	—	(14,905)
Depreciation	26,462	32,279
Pension contribution	(14,287)	—
Employee retirement expense	3,861	(371)
Deferred income tax	16,095	(71,074)
Share-based compensation	2,097	3,787
Other non-cash items	(5,735)	2,962
Equity income from partnerships	(221)	271
Other, net	(2,227)	(3,119)
Net change in operating assets and liabilities:
Accounts receivable	5,034	22,261
Other current assets	11,066	(977)
Accounts payable	(5,842)	(5,766)
Accrued expenses	14,443	(13,167)
Accrued interest payable	8,601	2,010
Income taxes payable	(8,668)	(15,370)

Net cash provided by operations	97,691	49,650

Investments
Capital expenditures	(10,614)	(4,466)
Other investments	(119)	2,240
Other, net	—	718

Net cash used for investments	(10,733)	(1,508)

Financing
Net proceeds from revolving debt	49,700	114,600
Payments on revolving debt	(129,700)	(124,600)
Purchase of senior notes	—	(25,260)
Payment of dividends on common stock	—	(15,375)
Net proceeds from exercise of stock options	33	—
Excess tax benefit from option exercises	36	—

Net cash used for financing	(79,931)	(50,635)

Net increase (decrease) in cash and temporary cash investments	7,027	(2,493)
Cash and temporary cash investments at beginning of period	4,800	5,770

Cash and temporary cash investments at end of period	$11,827	$3,277

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
All amounts are in thousands, except per share amounts, unless otherwise indicated.
(2)	On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into A. H. Belo Corporation (A. H. Belo), which has its own management and board of directors. Except as noted below, the Company has no further ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo has not recognized any revenues or costs generated by A. H. Belo that would have been included in its financial results were it not for the spin-off. Belo’s relationship with A. H. Belo is governed by a separation and distribution agreement, a services agreement, a tax matters agreement, an employee matters agreement, and certain other agreements between the two companies or their respective subsidiaries. Belo and A. H. Belo also co-own certain downtown Dallas, Texas, real estate through a limited liability company. Belo and A. H. Belo also co-own other investments in third party businesses and have some overlap in board members and shareholders. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. In addition, the agreements and other relationships do not provide Belo with the ability to significantly influence the operating or financial policies of A. H. Belo and, therefore, do not constitute significant continuing involvement. Additionally, on October 6, 2010, Belo Corp and A. H. Belo agreed to split The G. B. Dealey Retirement Pension Plan (Pension Plan) into separately-sponsored pension plans effective January 1, 2011. Under this agreement, which becomes effective January 1, 2011, A. H. Belo is required to reimburse the Company for 56.5 percent of each contribution the Company makes to the Pension Plan related to the 2010 plan year. See Note 11 for more information on A. H. Belo’s obligations regarding the Pension Plan.

(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings (Numerator)
Net earnings (loss)	$13,945	$(150,521)	$47,012	$(131,315)
Less: Income to participating securities	(201)	—	(720)	—

Income available to common shareholders	13,744	(150,521)	46,292	(131,315)

Shares (Denominator)
Weighted average shares outstanding (basic)	103,107	102,536	102,982	102,471
Dilutive effect of employee stock options	395	—	415	—
Dilutive effect of restricted stock units (RSU)	—	—	—	—

Adjusted weighted average shares outstanding	103,502	102,536	103,397	102,471

Earnings (loss) per share:
Basic	0.13	(1.47)	0.45	(1.28)
Diluted	0.13	(1.47)	0.45	(1.28)
For the three months ended September 30, 2010, the Company excluded 10,546 options and 361 restricted stock units (RSUs) because to include them would be anti-dilutive. For the nine months ended September 30, 2010, the Company excluded 10,529 options and 359 RSUs because to include them would be anti-dilutive. For the three and nine months ended September 30, 2009, the Company excluded 12,600 options and 1,158 RSUs due to the net loss from operations during those periods.
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
Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. For goodwill, management’s annual review process involved analyzing the key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo reporting units. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity, forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital. For FCC licenses, management’s annual review process involved analyzing key estimates and assumptions used to determine the discounted cash flow calculations of estimated fair value for Belo’s FCC licenses. Significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time. On a quarterly basis, management reviews the fair value estimates and the inputs into those estimates for indicators of impairment. Based on the Company’s review, management believes that the fair values of its reporting units and indefinite-lived intangible assets exceed their carrying amounts at September 30, 2010; therefore, no adjustment to goodwill or indefinite-lived intangible assets is necessary.

(6)	At September 30, 2010, Belo had $885,899 in fixed-rate debt securities as follows: $175,604 of 6 3/4% Senior Notes due 2013; $270,295 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At September 30, 2010, Belo also had variable-rate debt under a credit agreement (Amended 2009 Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit agreement to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2010, the Company’s leverage ratio was 4.3, its interest coverage ratio was 2.9 and its senior leverage ratio was 0.3. As of September 30, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $63,000, the weighted average interest rate was 3.0 percent, and all unused borrowings were available for borrowing. At September 30, 2010, the Company was in compliance with all debt covenant requirements.
On August 12, 2010, the Company amended the Amended 2009 Credit Agreement to decrease the borrowing capacity under the agreement from $460,750 to $205,000, earlier than previously scheduled. Prior to the amendment, the agreement provided for the commitments to decrease to $205,000 on June 7, 2011. In connection with the decrease in capacity, the Company recorded a charge of $1,225 related to the write-off of debt issuance costs. This charge is included in interest expense.
At September 30, 2010, the fair values of Belo’s 6 3/4% Senior Notes due May 30, 2013, 8% Senior Notes due November 15, 2016, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, were estimated to be $182,962, $297,000, $177,000, and $208,200, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity (Level 1 inputs). The Company believes the credit facility, as recorded, approximates fair value as the interest rates are variable based on current market rates.
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

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$163,853	$—	$163,853

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	53,273	—	53,273
Station programming and other operating costs	—	51,573	—	51,573
Corporate operating costs	7,894	844	—	8,738
Pension contribution reimbursement	(300)	—	—	(300)
Depreciation	355	8,094	—	8,449

Total operating costs and expenses	7,949	113,784	—	121,733

Earnings (loss) from operations	(7,949)	50,069	—	42,120

Other Income and (Expense)
Interest expense	(20,010)	(27)	—	(20,037)
Intercompany interest	1,722	(1,722)	—	—
Other income (expense), net	(124)	145	—	21

Total other income and (expense)	(18,412)	(1,604)	—	(20,016)

Earnings (loss) before income taxes	(26,361)	48,465	—	22,104

Income tax benefit (expense)	3,281	(11,440)	—	(8,159)
Equity in earnings of subsidiaries	37,025	—	(37,025)	—

Net earnings (loss)	$13,945	$37,025	$(37,025)	$13,945

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$140,617	$—	$140,617

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	47,002	—	47,002
Station programming and other operating costs	—	49,972	—	49,972
Corporate operating costs	6,670	1,073	—	7,743
Depreciation	574	10,946	—	11,520
Impairment charge	—	242,144	—	242,144

Total operating costs and expenses	7,244	351,137	—	358,381

Loss from operations	(7,244)	(210,520)	—	(217,764)

Other Income and (Expense)
Interest expense	(15,619)	(35)	—	(15,654)
Intercompany interest	1,721	(1,721)	—	—
Other expense, net	(436)	(221)	—	(657)

Total other income and (expense)	(14,334)	(1,977)	—	(16,311)

Loss before income taxes	(21,578)	(212,497)	—	(234,075)

Income tax benefit	7,186	76,368	—	83,554
Equity in earnings (loss) of subsidiaries	(136,129)	—	136,129	—

Net earnings (loss)	$(150,521)	$(136,129)	$136,129	$(150,521)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$481,167	$—	$481,167

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	156,408	—	156,408
Station programming and other operating costs	—	144,219	—	144,219
Corporate operating costs	23,378	2,824	—	26,202
Pension contribution reimbursement	(8,572)	—	—	(8,572)
Depreciation	1,426	25,036	—	26,462

Total operating costs and expenses	16,232	328,487	—	344,719

Earnings (loss) from operations	(16,232)	152,680	—	136,448

Other Income and (Expense)
Interest expense	(59,650)	(90)	—	(59,740)
Intercompany interest	5,128	(5,128)	—	—
Other income (expense), net	(338)	467	—	129

Total other income and (expense)	(54,860)	(4,751)	—	(59,611)

Earnings (loss) before income taxes	(71,092)	147,929	—	76,837

Income tax benefit (expense)	29,586	(59,411)	—	(29,825)
Equity in earnings of subsidiaries	88,518	—	(88,518)	—

Net earnings (loss)	$47,012	$88,518	$(88,518)	$47,012

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$418,923	$—	$418,923

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	145,211	—	145,211
Station programming and other operating costs	—	147,556	—	147,556
Corporate operating costs	19,828	2,063	—	21,891
Depreciation	2,700	29,579	—	32,279
Impairment charge	—	242,144	—	242,144

Total operating costs and expenses	22,528	566,553	—	589,081

Loss from operations	(22,528)	(147,630)	—	(170,158)

Other Income and (Expense)
Interest expense	(45,455)	(111)	—	(45,566)
Intercompany interest	5,128	(5,128)	—	—
Other income (expense), net	13,521	(614)	—	12,907

Total other income and (expense)	(26,806)	(5,853)	—	(32,659)

Loss before income taxes	(49,334)	(153,483)	—	(202,817)

Income tax benefit	19,200	52,302	—	71,502
Equity in earnings (loss) of subsidiaries	(101,181)	—	101,181	—

Net earnings (loss)	$(131,315)	$(101,181)	$101,181	$(131,315)

Condensed Consolidating Balance Sheet
As of September 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$10,200	$1,627	$—	$11,827
Accounts receivable, net	146	133,700	—	133,846
Other current assets	8,193	13,715	—	21,908

Total current assets	18,539	149,042	—	167,581

Property, plant and equipment, net	3,586	164,807	—	168,393
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	74,163	—	(74,163)	—
Intercompany receivable	225,180	—	(225,180)	—
Investment in subsidiaries	949,790	—	(949,790)	—
Other assets	43,499	30,510	—	74,009

Total assets	$1,314,757	$1,493,631	$(1,249,133)	$1,559,255

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,508	$9,260	$—	$17,768
Accrued expenses	17,180	33,334	—	50,514
Short-term pension obligation	26,977	—	—	26,977
Income taxes payable	3,132	—	—	3,132
Deferred revenue	—	9,932	—	9,932
Accrued interest payable	18,604	—	—	18,604

Total current liabilities	74,401	52,526	—	126,927

Long-term debt	948,899	—	—	948,899
Deferred income taxes	—	254,337	(74,163)	180,174
Pension obligation	159,086	—	—	159,086
Intercompany payable	—	225,180	(225,180)	—
Other liabilities	10,301	11,798	—	22,099

Total shareholders’ equity	122,070	949,790	(949,790)	122,070

Total liabilities and shareholders’ equity	$1,314,757	$1,493,631	$(1,249,133)	$1,559,255

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

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations

Net cash provided by (used for) operations	$(80,145)	$177,836	$97,691

Investments
Capital expenditures	(554)	(10,060)	(10,614)
Other, net	—	(119)	(119)

Net cash used for investments	(554)	(10,179)	(10,733)

Financing
Net proceeds from revolving debt	49,700	—	49,700
Payments on revolving debt	(129,700)	—	(129,700)
Net proceeds from exercise of stock options	33	—	33
Excess tax benefit from option exercises	36	—	36
Intercompany activity	167,184	(167,184)	—

Net cash provided by (used for) financing activities	87,253	(167,184)	(79,931)

Net increase in cash and temporary cash investments	6,554	473	7,027
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800

Cash and temporary cash investments at end of period	$10,200	$1,627	$11,827

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
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,023 and $4,622, for the three and nine months ended September 30, 2010, respectively. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $2,173 and $3,906 for the three and nine months ended September 30, 2009, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.
(9)	The net periodic pension cost (benefit) for the three and nine months ended September 30, 2010 and 2009, includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest cost on projected benefit obligation	$8,251	$8,150	$24,577	$24,758
Expected return on assets	(8,063)	(8,662)	(23,953)	(25,990)
Amortization of net loss	1,186	312	3,384	1,044

Net periodic pension cost (benefit)	$1,374	$(200)	$4,008	$(188)

Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet the minimum funding requirements of employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. A. H. Belo is required to reimburse the Company for 60 percent of each contribution the Company makes to the Pension Plan on or prior to December 31, 2010. Effective January 1, 2011, A. H. Belo is required to reimburse the Company for 56.5 percent for each contribution the Company makes to the Pension Plan related to the 2010 plan year. For the three and nine months ended September 30, 2010, the Company made Pension Plan contributions of $500 and $14,287, respectively, and received reimbursements from A. H. Belo of $300 and $8,572, respectively. Pension contribution reimbursements received are classified as a credit to operating costs and expenses in the consolidated statements of operations. The Company made no contributions to the Pension Plan during 2009. No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2010. See Note 11 for subsequent events related to the Pension Plan.
(10)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuits described in the following two paragraphs.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and alleged ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the Court dismissed certain additional claims. A summary judgment motion seeking dismissal of all remaining claims against all defendants is pending. A trial date is set for March or April 2011. The Company believes the lawsuit is without merit and is vigorously defending against it.
On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members are seeking minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. On May 5, 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit, subject to Court approval. The Court granted preliminary approval of the agreement on September 16, 2010; a hearing seeking final approval of the Court is set for February 2011. The parties have agreed to cooperate and take all steps necessary and appropriate to obtain final approval of the settlement, to effectuate its terms, and to record the satisfaction of judgment with the Court. As previously noted, A. H. Belo has agreed to indemnify the Company for any liability arising out of this lawsuit; no payment is required of the Company.
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
(11)	In October 2010, Belo Corp. and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. The Pension Plan was created in 1943 and was closed to new participants in 2000, except for certain union employees at The Providence Journal, for whom the Pension Plan was closed to new participants in 2004. On March 31, 2007, the Pension Plan was frozen and all participants ceased earning additional benefits. Under the October 6, 2010 agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses will be transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo, and the new A. H. Belo plans will become solely responsible for paying those participant benefits. The participant benefit liabilities and assets allocable to current and former employees of Belo Corp. and its related television businesses will continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.

The pension split transaction will be treated as a settlement of a portion of the Pension Plan liability for accounting purposes. Under settlement accounting, the Company estimates that approximately 55% to 60% of its total net pension obligation will be transferred to A. H. Belo and result in a settlement gain, and a similar percentage of previously unrecognized losses in the Company’s accumulated other comprehensive income will be recognized as a settlement loss. The Company currently expects these items to result in a first quarter 2011 non-cash loss of approximately $19,000 to $23,000 with an associated tax benefit of approximately $5,000 to $7,000. The actual amount of the non-cash loss and associated tax benefit is subject to change from these estimates and may be more or less than these amounts depending on several factors, including differences in the Company’s current estimates related to asset performance, the discount rate, contributions and benefit payments.
For all plan years beginning on or after January 1, 2011, Belo Corp. and A. H. Belo shall each be solely responsible for contributions made to their respective plans. The pension split transaction will not change the amount of benefits that any participant has accrued or is currently receiving.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.
Overview
Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach 14 percent of U.S. television households, including ABC, CBS, NBC, FOX and CW affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company owns two local and two regional cable news channels and holds ownership interests in two others. At December 31, 2009, the Company managed one television station through a local marketing agreement (LMA), which expired on April 24, 2010.
The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built relationships with viewers, readers, advertisers and online users and have guided Belo’s success.
The following table sets forth the Company’s major media assets as of September 30, 2010:

						Number of			Station
		Station/	Year Belo			Commercial	Station		Audience
	Market	News	Acquired/	Network		Stations in	Rank in		Share in
Market	Rank(1)	Channel	Started	Affiliation	Channel	Market(2)	Market(3)		Market(4)
Dallas/Fort Worth	5	WFAA	1950	ABC	8	16	2		5
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A	N/A	N/A		N/A
Houston	10	KHOU	1984	CBS	11	15	2		7
Phoenix	12	KTVK	1999	IND	3	13	6		3
Phoenix	12	KASW	2000	CW	61	13	7		2
Seattle/Tacoma	13	KING	1997	NBC	5	13	1		7
Seattle/Tacoma	13	KONG	2000	IND	16	13	6	*	1
Seattle/Tacoma	13	NWCN	1997	N/A	N/A	N/A	N/A		N/A
St. Louis	21	KMOV	1997	CBS	4	8	3		7
Portland(5)	22	KGW	1997	NBC	8	8	1	*	7
Charlotte	23	WCNC	1997	NBC	36	8	3		5
San Antonio	37	KENS	1997	CBS	5	10	2		6
Hampton/Norfolk	43	WVEC	1984	ABC	13	8	1		8
Austin	44	KVUE	1999	ABC	24	7	1		7
Louisville	50	WHAS	1997	ABC	11	7	2		8
New Orleans(6)	52	WWL	1994	CBS	4	8	1		11
New Orleans(7)	52	WUPL	2007	MNTV	54	9	5	*	2
Tucson	67	KMSB	1997	FOX	11	9	4		4
Tucson	67	KTTU	2002	MNTV	18	9	6		2
Spokane	75	KREM	1997	CBS	2	7	2		11
Spokane	75	KSKN	2001	CW	22	7	5		2
Boise(8)(9)	113	KTVB	1997	NBC	7	5	1		18

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2010 Nielsen Media Research report.

(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	Station rank is derived from the station’s rating, which is based on the July 2010 Nielsen Media Research report of the number of television households tuned to the Company’s station for the Sunday-Saturday 5:00 a.m. to 2:00 a.m. period (sign-on/sign-off) as a percentage of the number of television households in the market.

(4)	Station audience share is based on the July 2010 Nielsen Media Research report of the number of television households tuned to the station as a percentage of the number of television households with sets in use in the market for the sign-on/sign-off period.

(5)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.

(6)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.

(7)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(8)	The Company also owns KTFT-LD (NBC), a low power television station in Twin Falls, Idaho.

(9)	Using its digital multicast capabilities, KTVB operates “24/7 Local News Channel,” a 24-hour daily local news and weather channel.

*	Tied with one or more other stations in the market.
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
The Company has network affiliation agreements with ABC, CBS, NBC, FOX, and CW. Belo recently reached an agreement with ABC for the renewal of its network affiliation agreements related to its stations in Dallas/Fort Worth, Austin, Louisville and Hampton/Norfolk. In addition, the Company recently completed network affiliation renewals with CBS for its stations in Houston, San Antonio and New Orleans. Payments to the network under the agreements are recorded as programming expense.
Generally, a substantial majority of the Company’s revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, which was seen throughout the prior year. Advertising conditions improved late in 2009 and have strengthened through the third quarter of 2010. The Olympics, the Super Bowl, increased political revenues and improved advertising conditions across a number of categories, particularly automotive, combined to contribute to better pricing, and higher margins in the first nine months of 2010 as compared to the first nine months of 2009. Additional discussion regarding the Company’s results of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 is provided below.
Results of Operations
(Dollars in thousands)

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
Net operating revenues	$163,853	16.5%	$140,617	$481,167	14.9%	$418,923
Operating costs and expenses	121,733	4.7%	116,237	344,719	(0.6%)	346,937
Impairment charge	—	N/A	242,144	—	N/A	242,144

Earnings (loss) from operations	42,120	N/A	(217,764)	136,448	N/A	(170,158)
Other income (expense)	(20,016)	22.7%	(16,311)	(59,611)	82.5%	(32,659)

Earnings (loss) before income taxes	22,104	N/A	(234,075)	76,837	N/A	(202,817)
Income tax expense (benefit)	8,159	N/A	(83,554)	29,825	N/A	(71,502)

Net earnings (loss)	$13,945	N/A	$(150,521)	$47,012	N/A	$(131,315)

Net Operating Revenues

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
Non-political advertising	$135,147	10.2%	$122,630	$409,911	11.9%	$366,352
Political advertising	11,160	437.3%	2,077	19,943	333.8%	4,597
Other	17,546	10.3%	15,910	51,313	7.0%	47,974

Net operating revenues	$163,853	16.5%	$140,617	$481,167	14.9%	$418,923

Non-political advertising revenues increased $12,517, or 10.2 percent, in the three months ended September 30, 2010, compared to the three months ended September 30, 2009. This increase is primarily due to a $11,011, or 9.8 percent, increase in local and national spot revenue. Spot revenue increased primarily in the automotive, telecommunications, financial services, retail and travel categories. Internet advertising revenues increased $1,674, or 22.7 percent. Political advertising revenues increased $9,083 in the third quarter 2010 as compared with the third quarter 2009. Political revenues impacted stations in all Belo markets during the third quarter of 2010. Three of those markets made up a significant portion of total political revenues. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices.
Non-political advertising revenues increased $43,559, or 11.9 percent, in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This increase is primarily due to a $40,860, or 12.1 percent, increase in local and national spot revenue. Spot revenue increased primarily in the automotive, retail, grocery, financial services, healthcare and telecommunications categories. Internet advertising revenues increased $3,290, or 15.7 percent. Political advertising revenues increased $15,346 in the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices.
Operating Costs and Expenses
Station salaries, wages and employee benefits increased $6,271, or 13.3 percent, in the three months ended September 30, 2010, compared to the three months ended September 30, 2009. This increase is primarily due to a 2009 credit for vacation accruals of $1,436 due to the Company’s decision to convert to a paid-time-off (PTO) vacation policy in the second quarter 2009, bonus accruals of $2,104 in the third quarter 2010 compared to virtually no bonus expense in 2009, and increases in pension and pension transition expenses of $1,228. Station programming and other operating costs increased $1,601, or 3.2 percent, in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to increases in outside services and national representation fees associated with higher national revenues. Corporate operating costs increased $995 in the third quarter 2010, primarily related to an increase of $1,065 in pension and pension transition expenses and an increase of $842 in bonus expense. These increases were partially offset by decreases in share-based compensation and lower technology costs related to the insourcing of technology operations in 2010.
Station salaries, wages and employee benefits increased $11,197, or 7.7 percent, in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This increase is primarily due to increases in bonus accruals of $5,443, a 2009 credit for vacation accruals of $4,414 due to the second quarter 2009 decision to convert to a PTO vacation policy, a 2009 credit of $2,110 for self-insured medical costs, and increases in pension and pension transition expenses of $3,711. These increases were partially offset by decreases in severance costs of $2,562, and 401(k) plan expense of $1,896. Station programming and other operating costs decreased $3,337 or 2.3 percent, primarily due to a non-cash expense reduction of $4,423, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in the first nine months of 2010 and only two Belo markets converted in the first nine months of 2009. Corporate operating costs increased $4,311 in the nine months ended September 30, 2010, primarily related to increases in bonus expense of $3,305 and pension and pension transition expenses of $2,913. These increases were partially offset by a decrease in technology-related expenses of $2,700.
Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. A. H. Belo was required to reimburse the Company for 60 percent of each contribution the Company made to the Pension Plan for the three and nine months ended September 30, 2010; during such periods the Company made Pension Plan contributions of $500 and $14,287, respectively, and received reimbursements from A. H. Belo of $300 and $8,572, respectively. Pension contribution reimbursements received from A. H. Belo are classified as a credit to operating costs and expenses in the consolidated statements of operations.

Other Income and (Expense)
Interest expense increased $4,383 and $14,174 in the three and nine months ended September 30, 2010, respectively, primarily due to increased interest costs associated with the issuance of $275,000 of 8% Senior Notes in November 2009, and the amortization of the discount and refinancing costs associated with the note offering and concurrent amendment to the credit facility. These borrowings were previously included in the Company’s lower-rate revolving credit facility. Additionally, on August 12, 2010, the Company amended the Amended 2009 Credit Agreement to decrease the borrowing capacity under the agreement from $460,750 to $205,000, earlier than previously scheduled. In connection with the decrease in capacity, the Company recorded a charge to interest expense of $1,225 related to the write-off of debt issuance costs. Other income (expense), net increased $678 in the third quarter 2010 compared to the third quarter 2009, primarily due to a $1,273 loss on the sale of a non-operating asset in the third quarter 2009. Other income (expense), net decreased $12,778 in the nine months ended September 30, 2010, primarily due to a $14,905 gain related to the Company’s first quarter 2009 purchase of debt securities. The debt securities were purchased on the open market at a discount. Additionally, in the first quarter 2009, the Company sold its interest in a Web site joint venture for a gain of $1,616.
Income taxes increased, for the three and nine months ended September 30, 2010, compared with the three and nine months ended September 30, 2009, primarily due to the tax benefit related to the 2009 impairment charge. For the nine months ended September 30, 2010 and 2009, the Company’s effective tax rate was 38.8 percent and 35.3 percent, respectively.
Station Adjusted EBITDA

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
Station Adjusted EBITDA	$59,007	35.2%	43,643	180,540	43.1%	126,156
Corporate operating costs and expenses	(8,738)	12.9%	(7,743)	(26,202)	19.7%	(21,891)
Depreciation	(8,449)	(26.7%)	(11,520)	(26,462)	(18.0%)	(32,279)
Pension contribution reimbursement	300	N/A	—	8,572	N/A	—
Impairment charge	—	N/A	(242,144)	—	N/A	(242,144)

Net earnings (loss) from operations	$42,120	N/A	$(217,764)	$136,448	N/A	$(170,158)

Belo’s management uses Station Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension contribution reimbursement and corporate operating costs and expenses. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station Adjusted EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.
For the three months ended September 30, 2010, Station Adjusted EBITDA increased $15,364, or 35.2 percent, compared with the three months ended September 30, 2009. For the nine months ended September 30, 2010, Station Adjusted EBITDA increased $54,384, or 43.1 percent, compared with the nine months ended September 30, 2009. These increases were due to the revenue increases and expense fluctuations discussed above.
Liquidity and Capital Resources
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity.
Operating Cash Flows
Net cash provided by operations was $97,691 in the nine months ended September 30, 2010, compared with $49,650 in the nine months ended September 30, 2009. The 2010 operating cash flows were primarily provided by net earnings adjusted for non-cash charges and routine changes in working capital. The 2009 operating cash flows were primarily provided by net losses adjusted to net earnings after adding back the impairment charge, and adjusted for other non-cash charges and a decrease in accounts receivable, partially offset by cash used for routine changes in other working capital items.

The Company made $14,287 in contributions to the Pension Plan during the nine months ended September 30, 2010. No pension contributions were made or required to be made in 2009. As previously discussed, A. H. Belo is obligated to reimburse the Company for 60 percent of any contributions the Company makes to the Pension Plan on or prior to December 31, 2010. Such reimbursements totaled $8,572 during the nine months ended September 30, 2010. Effective January 1, 2011, A. H. Belo is required to reimburse the Company for 56.5 percent for each contribution the Company makes to the Pension Plan related to the 2010 plan year.
In October 2010, Belo Corp. and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. The Pension Plan was created in 1943 and was closed to new participants in 2000, except for certain union employees at The Providence Journal, for whom the Pension Plan was closed to new participants in 2004. On March 31, 2007, the Pension Plan was frozen and all participants ceased earning additional benefits. Under the October 6, 2010 agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses will be transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo, and the new A. H. Belo plans will become solely responsible for paying those participant benefits. The participant benefit liabilities and assets allocable to current and former employees of Belo Corp. and its related television businesses will continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.
The pension split transaction will be treated as a settlement of a portion of the Pension Plan liability for accounting purposes. Under settlement accounting, the Company estimates that approximately 55% to 60% of its total net pension obligation will be transferred to A. H. Belo and result in a settlement gain, and a similar percentage of previously unrecognized losses in the Company’s accumulated other comprehensive income will be recognized as a settlement loss. The Company currently expects these items to result in a first quarter 2011 non-cash loss of approximately $19,000 to $23,000 with an associated tax benefit of approximately $5,000 to $7,000. The actual amount of the non-cash loss and associated tax benefit is subject to change from these estimates and may be more or less than these amounts depending on several factors, including differences in the Company’s current estimates related to asset performance, the discount rate, contributions and benefit payments.
For all plan years beginning on or after January 1, 2011, Belo Corp. and A. H. Belo shall each be solely responsible for contributions made to their respective plans. The pension split transaction will not change the amount of benefits that any participant has accrued or is currently receiving.
Investing Cash Flows
Net cash flows used for investing activities were $10,733 in the nine months ended September 30, 2010, compared to $1,508 in the nine months ended September 30, 2009. The 2010 investing cash flows were primarily used for capital expenditures and the 2009 cash flows were primarily used for capital expenditures partially offset by cash flows provided by the Company’s sale of its interest in a Web site joint venture for a gain of $1,616.
Capital Expenditures
Total capital expenditures were $10,614 in the first nine months of 2010 compared with $4,466 in the first nine months of 2009.
Financing Cash Flows
Net cash flows used for financing activities were $79,931 in the nine months ended September 30, 2010 compared with $50,635 in the nine months ended September 30, 2009. The 2010 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility. The 2009 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, purchase of debt securities and dividends on common stock.
Long-Term Debt
At September 30, 2010, Belo had $885,899 in fixed-rate debt securities as follows: $175,604 of 6 3/4% Senior Notes due 2013; $270,295 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At September 30, 2010, Belo also had variable-rate debt under its credit agreement (Amended 2009 Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit agreement to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2010, the Company’s leverage ratio was 4.3, its interest coverage ratio was 2.9 and its senior leverage ratio was 0.3. As of September 30, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $63,000, the weighted average interest rate was 3.0 percent, and all unused borrowings were available for borrowing. At September 30, 2010, the Company was in compliance with all debt covenant requirements.
On August 12, 2010, the Company amended the Amended 2009 Credit Agreement to decrease the borrowing capacity under the agreement from $460,750 to $205,000, earlier than previously scheduled.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of September 30, 2010, under this authority was 13,030,716 shares. During the first nine months of 2010, no shares were repurchased under this program. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases.
Other
The Company has various sources available to meet its 2010 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $205,000 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures
During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
In addition to proceedings previously disclosed (see Note 10 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 1A.	Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities during the period covered in this report. There have been no issuer purchases of equity securities during the period covered by this report.

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

Exhibit
Number	Description

	(3)	*
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

	(7)	*
First Amendment dated as of August 11, 2010, to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2009, as further amended and restated as of November 16, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010 (Securities and Exchange Commission File No. 001-08598))

10.2	Compensatory plans:

	(1)		Belo Savings Plan:

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

		*	(c) Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)

		*	(d) Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)

Exhibit
Number	Description

	(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

		*	(a) Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)

		*	(b) Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)

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

		*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(d) to the 2005 Form 10-K)

Exhibit
Number	Description

	(8)	*
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

	(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	(10)	*
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

*
(a)  Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598)(the “October 8, 2010 Form 8-K”))

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to October 8, 2010 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
October 28, 2010	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)