Form 10-K
period 2010-12-31
BELO CORP
filed 2011-03-11
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8598

Belo Corp.
(Exact name of registrant as specified in its charter)

Delaware	75-0135890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South Record Street Dallas, Texas (Address of principal executive offices)	75202-4841 (Zip Code)
Registrant’s telephone number, including area code: (214) 977-6606
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $1.67 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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
(Do not check in a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  X

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2010, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $523,401,404. *

Shares of Common Stock outstanding at February 28, 2011: 103,564,425 shares. (Consisting of 93,291,758 shares of Series A Common Stock and 10,272,667 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 10, 2011, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 1

BELO CORP.
FORM 10-K

PAGE 2  Belo Corp. 2010 Annual Report on Form 10-K

PART I

Item 1.	Business

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also owns two local and two regional cable news channels and held ownership interests in two other cable news channels in 2010.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.

Overview

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. Through various subsequent transactions, Belo acquired 18 additional television stations in 14 markets across the United States, bringing the total owned television stations to 19. In February 2007, Belo purchased its 20th television station. Belo also has joint marketing and shared services agreements with the owner and operator of KFWD-TV, licensed to Fort Worth, Texas.

Belo is one of the nation’s largest publicly-traded pure-play television companies. Belo has six stations in the 13 largest U.S. markets and 13 stations in the 50 largest U.S. markets. Belo’s stations are concentrated primarily in three regions: Texas, the Northwest and the Southwest. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/Fort Worth;
•	CBS affiliate KHOU-TV in Houston;
•	NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and
•	Independent KTVK and The CW Network (CW) affiliate KASW-TV in Phoenix.

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage and community service. Since 1957, Belo’s television stations have garnered 28 Alfred I. duPont-Columbia Awards, 23 George Foster Peabody Awards, and 42 Edward R. Murrow Awards — the industry’s most prestigious honors. In 2009, WFAA, Belo’s Dallas/Fort Worth station, made history as the only local television station to ever receive the prestigious Alfred I. duPont-Columbia University Gold Baton award for its ongoing commitment to outstanding investigative reporting in public service. WFAA’s award was also the first Gold Baton award given since 2003.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 3

The following table sets forth information for the Company’s television stations and regional cable channels and their markets as of December 31, 2010:

					Number of
		Station/	Year Belo		Commercial
	Market	News	Acquired/	Network	Stations
Market	Rank(1)	Channel	Started	Affiliation	in Market(2)
Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Phoenix	12	KTVK	1999	IND	13
Phoenix	12	KASW	2000	CW	13
Seattle/Tacoma	13	KING	1997	NBC	13
Seattle/Tacoma	13	KONG	2000	IND	13
Seattle/Tacoma	13	NWCN	1997	N/A	N/A
St. Louis	21	KMOV	1997	CBS	8
Portland(3)	22	KGW	1997	NBC	8
Charlotte	23	WCNC	1997	NBC	8
San Antonio	37	KENS	1997	CBS	10
Hampton/Norfolk	43	WVEC	1984	ABC	8
Austin	44	KVUE	1999	ABC	7
Louisville	50	WHAS	1997	ABC	7
New Orleans(4)	52	WWL	1994	CBS	8
New Orleans(5)	52	WUPL	2007	MNTV	9
Tucson	67	KMSB	1997	FOX	9
Tucson	67	KTTU	2002	MNTV	9
Spokane	75	KREM	1997	CBS	7
Spokane	75	KSKN	2001	CW	7
Boise(6)	113	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2010 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.
(4)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.
(5)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(6)	The Company also owns KTFT-LD (NBC), a low power television station in Twin Falls, Idaho..

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2010, approximately 83.5 percent of the Company’s total revenues were derived from spot advertising with the largest percentage of the spot advertising revenues generated from the automotive category, which accounted for approximately 16.5 percent of total revenues in 2010.

The Company’s other sources of revenue primarily include retransmission revenue and interactive revenue. Pursuant to Federal Communications Commission (FCC) rules, every three years local television stations must elect to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signal or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations and cable news channels, with some agreements having terms of more than three years. Revenues for the Company’s interactive media are derived principally from advertising on the Company’s station Web sites. Web sites of each of the Company’s television stations provide consumers with accurate and timely news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audience. According to fourth quarter 2010 .comScore Ratings, the Company has four of the top 50 visited local television-affiliated Web sites in the U.S.

The Company has a balanced portfolio of broadcast network-affiliated stations, with four ABC affiliates, five CBS affiliates and four NBC affiliates, and at least one large-market station associated with each network. As such, Belo’s revenue streams are not significantly affected by which broadcast network leads in the primetime ratings. Belo also owns two independent (IND) stations, two CW affiliates, two MNTV affiliates, and one FOX affiliate.

The Company has network affiliation agreements with ABC, CBS, NBC, FOX and CW. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the

PAGE 4  Belo Corp. 2010 Annual Report on Form 10-K

advertising time during such broadcasts. In the past, some of the Company’s affiliation agreements included network compensation; however, network compensation received by the Company has substantially declined in recent years. In connection with the renewals of these agreements, the Company is generally required to make cash payments to the networks. Belo reached agreements in 2010 with: ABC for the renewal of its network affiliation agreements related to its stations in Dallas/Fort Worth, Austin, Louisville and Hampton/Norfolk; and, CBS for its stations in Houston, San Antonio and New Orleans.

The Company also owns two regional cable news operations, Texas Cable News (TXCN) in Dallas/Fort Worth, Texas, and Northwest Cable News (NWCN) in Seattle/Tacoma, Washington, and two local cable news operations, 24/7 NewsChannel (24/7) in Boise, Idaho, and NewsWatch on Channel 15 in New Orleans, Louisiana. These operations provide news coverage in a comprehensive 24-hour a day format using the news resources of the Company’s television stations in Texas, Washington, Oregon, Idaho and Louisiana. Through December 31, 2010, the Company also operated, through joint ventures, two cable news channels in partnership with Cox Communications and other parties that provide local news coverage in Phoenix, Arizona (Arizona NewsChannel) and Hampton/Norfolk, Virginia (Local News on Cable). These cable news channels use the news resources of the television stations owned by the Company in those markets. As of December 31, 2010, the Hampton/Norfolk agreement expired. During 2010, approximately two percent of the Company’s revenues were from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees.

Subsequent to the June 2009 national transition to digital broadcasting, broadcasters may “multicast” several digital television programming streams, some of which could be at lower resolution, in addition to the television station’s primary programming stream. The Company uses its multicasting capabilities to provide more programming to the communities its television stations serve, including news, weather, lifestyle and Hispanic programming.

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

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Spin-off of A. H. Belo for additional information regarding the spin-off.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 5

FCC Regulation

General.     Belo’s television broadcast operations are regulated by the FCC, under the Communications Act of 1934, as amended. Among other things, the Communications Act empowers the FCC to (1) issue, renew, revoke and modify station licenses; (2) regulate stations’ technical operations and equipment; and (3) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval.

Station Licenses.     The FCC grants television station licenses for terms of up to eight years. A television license must be renewed if the FCC finds that: (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. License renewal applications for KHOU, WFAA and KSKN are currently pending. Under the FCC’s rules, a license expiration date is automatically extended pending review and grant of the renewal application. The current license expiration dates for each of Belo’s television broadcast stations are listed below.

August 1, 2006 February 1, 2007 October 1, 2012 December 1, 2012 June 1, 2013 August 1, 2013 February 1, 2014 August 1, 2014 October 1, 2014 February 1, 2015	KHOU, WFAA KSKN WVEC WCNC WWL, WUPL WHAS KMOV KENS, KVUE KASW, KMSB, KTTU, KTVB, KTVK KING, KONG, KGW, KREM

The FCC license for station KFWD, in the Dallas/Fort Worth market, expires August 1, 2014. The Company provides KFWD with certain programming and other services; however, an unaffiliated third party is the FCC licensee.

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

The FCC adopted an order imposing new public file and public interest reporting requirements on broadcasters in 2007. These new requirements must be approved by the Office of Management and Budget (OMB) before they become effective, and the OMB has not yet approved them. Therefore, it is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations with Web sites will be obligated to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also will be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. If approved and implemented, as proposed by the FCC, the new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.

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

PAGE 6  Belo Corp. 2010 Annual Report on Form 10-K

The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In 2006, the statutory maximum fine for broadcast indecency material increased from 33 thousand dollars to 325 thousand dollars per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and the outcome could affect future FCC policies in this area.

The FCC’s Equal Employment Opportunity rules impose job information dissemination, recruitment, documentation and reporting requirements. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance.

Digital Television.     In 1997, the FCC adopted rules for implementing digital television (DTV) service. On June 12, 2009, the U.S. transitioned from analog to digital service, and full-power television stations ceased analog operations and commenced digital-only operations. Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services.

Cable and Satellite Transmission of Local Television Signals.     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008, will be bound by their decisions through the 2009-2011 cycle. The FCC has established a market-specific requirement for mandatory carriage of local television stations by digital broadcast satellite (DBS) operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e., households that do not receive at least a Grade B signal from a local network affiliate). On May 27, 2010, the President signed into law the Satellite Television Extension and Localism Act of 2010 (STELA), which extends the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA) and authorizes DBS operators to deliver distant signals to unserved households through the end of 2014. The FCC recently adopted regulations to implement STELA’s revisions to SHVERA.

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

On March 3, 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to consider changes to the rules governing negotiation of retransmission consent agreements. The NPRM seeks comment on whether the rules should be modified to (i) strengthen standards for “good faith” negotiations, (ii) enhance consumer notice provisions, and (iii) eliminate the network non-duplication and syndicated exclusivity rules, among other things.

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

In 2003, the FCC relaxed many of its ownership restrictions. However, in 2004, the United States Court of Appeals for the Third Circuit rejected many of the FCC’s 2003 rule changes. The court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in 2003. In 2007, the FCC adopted a Report and Order that left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, and those appeals were consolidated in the Third Circuit in 2008 and remain pending. The Third Circuit initially stayed implementation of the

Belo Corp. 2010 Annual Report on Form 10-K PAGE 7

2007 changes to the newspaper/broadcast cross-ownership ban but lifted the stay in March 2010. On February 8, 2011, the Third Circuit issued an order sending certain appeals to the United States Court of Appeals for the D.C. Circuit. The issues to be considered by the D.C. Circuit have not been identified. Oral arguments in the Third Circuit appeals were held on February 24, 2011. In May 2010, the FCC issued a Notice of Inquiry, the first step in conducting a comprehensive review of its broadcast ownership rules pursuant to a statutory obligation to review the rules every four years in order to determine whether they remain necessary in the public interest. Belo cannot predict the outcome of potential appellate litigation or FCC action in this area.

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

The radio/television cross-ownership rule allows a party to own one or two television stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors and apply positive or negative presumptions in specific circumstances. As noted above, the Third Circuit lifted its previous stay in March 2010, allowing these rule changes to go into effect.

3.	National Television Station Ownership Cap

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent and is not affected by the FCC’s 2007 decision.

Spectrum Matters.     On March 16, 2010, the FCC delivered to Congress the “National Broadband Plan.” Among other things, the National Broadband Plan makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and “repacking” the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary. On November 30, 2010, the Commission issued a Notice of Proposed Rulemaking that proposes preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for broadband use. These proposals include, (i) making broadcast spectrum allocations available for flexible use, (ii) establishing a licensing framework to allow two or more broadcast stations to enter into voluntary agreements to share a 6Mhz channel, and (iii) improving the reception of VHF signals. Belo cannot predict the outcome of any FCC or other regulatory action or any Congressional legislation in these matters.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. For example, the FCC is considering possible changes to the retransmission consent process and attempts have been made to modify existing television market designations to allow additional out-of-market stations to be imported into local markets. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters (e.g., the media ownership rules and the new reporting rules) are now, or may become, the subject of litigation and Belo cannot predict the outcome of any such litigation or the effect on its business.

PAGE 8  Belo Corp. 2010 Annual Report on Form 10-K

Employees

As of December 31, 2010, the Company had approximately 2,374 full-time and 362 part-time employees, including approximately 537 employees represented by various employee unions. Belo believes its relations with its employees are satisfactory.

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

Belo Corp. 2010 Annual Report on Form 10-K PAGE 9

The loss or modification of network affiliation agreements and changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

The non-renewal, termination or material modification of our network affiliation agreements could have a material adverse effect on our results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, two stations affiliated with CW, two stations affiliated with MNTV and one station affiliated with FOX. Each of ABC, CBS, and NBC generally provide our affiliated stations with 22 hours of prime time programming per week. Each of our affiliation agreements has a stated expiration date. As a condition to the renewal of affiliation agreements, the networks with which our stations are affiliated are negotiating for the elimination of network affiliate compensation that we historically have received for cash payments from us, and for other modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place under existing terms. Material modifications to these agreements may adversely affect our business, financial condition and results of operations.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms, and in some cases, in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

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

A substantial majority of our revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could adversely affect our business, financial condition and results of operations. In 2009, the worldwide economy endured unprecedented financial turmoil, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, uncertain corporate profits and capital spending, uncertain business conditions, increased liquidity concerns and an increase in business insolvencies. This turmoil and uncertainty regarding economic conditions negatively affected, and could continue to negatively affect, our advertisers and cause them to postpone their advertising decision-making or decrease their advertising spending, among other things, which could adversely affect our business. We cannot predict the timing, magnitude or duration of any future global economic downturn or subsequent recovery.

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

Our advertising revenues depend upon a variety of other factors specific to the communities we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses, and local economic conditions in general. In addition, for the year ended December 31, 2010, 19.8 percent of our television advertising revenues were from the automotive industry. The success of the automotive manufacturers and dealers in meeting the economic challenges facing the automotive industry will continue to affect the amount of their advertising spending, which could have an adverse effect on our revenues and results of operations.

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

PAGE 10  Belo Corp. 2010 Annual Report on Form 10-K

Our television businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

Our television businesses operate in highly competitive markets. Our television stations compete for audiences and advertising revenue with newspapers and other broadcast and cable television stations, as well as with other media such as magazines, telephone and/or wireless companies, satellite television and the Internet. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do and the ability to distribute more targeted advertising. Cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising.

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

The costs of syndicated television programming may increase, which could adversely affect our business, financial condition and results of operations.

Programming is a significant operating cost in our television businesses. We cannot be certain that we will not be exposed to future increases in programming costs. Should such increases occur, it could adversely affect our results of operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to less than expected revenues, which could result in programming write-downs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station results of operations.

Regulatory changes may affect our strategy and increase competition and operating costs in our media businesses.

As described in this Item 1–Business–FCC Regulation, our television businesses are subject to extensive and changing federal regulation. For example, federal regulations affect spectrum, the retransmission consent process, political advertising rates, indecency on broadcast television and children’s programming. Changes in current regulations or the adoption of new laws and policies, including those involving our spectrum use and modifications to existing television market designations, could affect our strategy, increase competition and our operating costs, and adversely affect our business, financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and ownership of multiple television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess.

On May 27, 2010, STELA was signed into law extending SHVERA and authorizing DBS operators to deliver distant signals to unserved households through the end of 2014. In December 2010, the FCC adopted regulations to implement STELA’s revisions to SHVERA. SHVERA established a statutory copyright license to enable DBS companies to provide programming to local viewers.

On March 16, 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, among other things, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary. On November 30, 2010, the Commission issued a Notice of Proposed Rulemaking that proposes preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for broadband use. Changes in the rules governing use of the television broadcasting spectrum may affect the Company materially.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 11

Belo cannot predict the outcome of any FCC or other regulatory action or any Congressional legislation in these matters or the impact on our business, competition, operating costs and other financial matters.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2006 and 2015 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include qualifications that could adversely affect our operations. Failing to renew any of our stations’ main licenses could prevent us from operating the affected stations which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial qualifications (including renewing one or more of our licenses for a term of less than the standard term of eight years), it could have a material adverse effect on our business, financial condition and results of operations.

We may incur increased expenses or liabilities if some of the agreements with A. H. Belo are terminated or if A. H. Belo fails to perform.

In connection with the spin-off, Belo entered into a services agreement with A. H. Belo. If the agreement is terminated prior to the transition of such services to Belo or third parties, Belo may be required to obtain the needed services earlier than expected.

Also in connection with the spin-off, Belo and A. H. Belo agreed to share certain liabilities and expenses and to indemnify each other for certain expenses and liabilities attributable to one company or the other. For example, prior to January 1, 2011, Belo agreed to retain complete sponsorship of The G. B. Dealey Retirement Pension Plan (Pension Plan), which is currently underfunded, rather than divide the plan into two separate plans. In return, A. H. Belo was required to reimburse Belo for approximately 60 percent of all cash contributions made by Belo to the Pension Plan. This percentage approximates the pension obligations relating to plan participants associated with A. H. Belo. In October 2010, the Boards of Directors for Belo and A. H. Belo agreed to an irrevocable split of the Pension Plan effective January 1, 2011 whereby the Pension Plan assets and liabilities were divided into pension plans separately sponsored by the respective companies.

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

The Company and A. H. Belo have several common directors. The management and directors of Belo and A. H. Belo may own both Belo common stock and A. H. Belo common stock. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Belo’s and A. H. Belo’s management and directors face decisions that could have different implications for each company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute or indemnification claims between Belo and A. H. Belo regarding the terms of the agreements governing the spin-off and the relationship between Belo and A. H. Belo thereafter. Conflicts of interest could also arise out of any commercial arrangements that Belo and A. H. Belo may enter into in the future.

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

PAGE 12  Belo Corp. 2010 Annual Report on Form 10-K

We have a large amount of indebtedness. Access to our existing credit facility requires that we meet several covenants, which could be more challenging in a difficult operating environment.

We currently use a portion of our operating cash flow for debt service. We may continue to borrow funds to finance capital expenditures, bond repurchases, acquisitions or investments or to refinance debt, as well as for other purposes.

Our level of indebtedness could, for example:

•	Require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, bond repurchases, dividends, acquisitions or investments and other general corporate activities;
•	Limit our ability to obtain additional financing in the future;
•	Expose us to greater interest rate risk on credit facilities where interest rates vary; and
•	Impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to any of our less leveraged competitors.

In addition, our debt agreements require us to comply with certain covenants. At December 31, 2010, the maximum allowed leverage ratios, minimum required interest coverage ratios and maximum allowed senior leverage ratios are as follows:

			Minimum	Maximum
		Maximum Allowed	Required Interest	Allowed Senior
From	To	Leverage Ratio	Coverage Ratio	Leverage Ratio

December 31, 2010	March 30, 2012	7.25	1.50	1.50
March 31, 2012	June 29, 2012	7.00	1.50	1.50
June 30, 2012	September 29, 2012	6.75	1.75	1.50
September 30, 2012	Thereafter	6.25	1.75	1.50

While we were well within these limits at December 31, 2010, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for further discussion on debt service.

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

Approximately 72.3 percent of our total assets as of December 31, 2010, consisted of intangible assets, principally broadcast licenses and goodwill. Generally accepted accounting standards require, among other things, an annual impairment testing of broadcast licenses and goodwill. Additionally, the Company continually evaluates whether current factors or indicators, such as the prevailing conditions in the economy and capital markets, require an interim impairment assessment of those assets, as well as of investments and long-lived assets. Any significant shortfall in future advertising revenue could lead to additional downward revisions in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, an investment or long-lived asset could result in an impairment, and a non-cash charge would be required. Any such charge could be material to the Company’s reported results of operations. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates for further discussion of the goodwill and intangible asset assessment process and impairment charges recorded in 2009 and 2008.

Failure of the spin-off to qualify as a tax-free transaction could result in substantial liability.

In connection with the spin-off, Belo received a private letter ruling from the Internal Revenue Service (IRS) to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to Belo and Belo

Belo Corp. 2010 Annual Report on Form 10-K PAGE 13

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

Television Station Properties

At December 31, 2010, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona, for the transmission of KMSB-TV and KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

The operations of the Company’s regional cable news businesses, TXCN and NWCN, are conducted from Company-owned broadcasting facilities in Dallas, Texas, and Seattle, Washington, respectively.

Corporate Properties

At December 31, 2010, the Company co-owned with A. H. Belo a 17-story office building in downtown Dallas, Texas, that primarily houses the Company’s corporate operations. In connection with the spin-off, this building and other downtown Dallas real estate were transferred to a limited liability company that is owned in equal parts by Belo and A. H. Belo. The Company’s 50 percent ownership of the limited liability company that owns the Dallas, Texas, properties is accounted for using the equity method and is included in Other Assets on the Company’s consolidated balance sheet.

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

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and alleged ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the Court dismissed certain additional claims. A summary judgment motion seeking dismissal of all remaining claims against all defendants is pending. A trial date is tentatively set for September 2011. The Company believes the lawsuit is without merit and is vigorously defending against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class

PAGE 14  Belo Corp. 2010 Annual Report on Form 10-K

members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members sought minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. On May 5, 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit. The Court granted final approval on February 25, 2011. No payment was required of the Company.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends declared each quarter for both the Series A and Series B common stock.

		High	Low	Close	Dividends
2010	Fourth Quarter	$7.29	$5.52	$7.08	$–
	Third Quarter	$6.77	$5.04	$6.20	$–
	Second Quarter	$9.45	$5.67	$5.69	$–
	First Quarter	$7.75	$5.31	$6.82	$–

2009	Fourth Quarter	$6.18	$4.20	$5.44	$–
	Third Quarter	$5.72	$1.68	$5.41	$–
	Second Quarter	$2.40	$0.58	$1.79	$–
	First Quarter	$2.24	$0.47	$0.61	$.075

On February 28, 2011, the closing price for the Company’s Series A common stock as reported on the New York Stock Exchange was $7.97. The approximate number of shareholders of record of the Series A and Series B common stock at the close of business on such date was 581 and 243, respectively.

The Company’s Amended 2009 Credit Agreement contains covenants limiting the payment of dividends. See Item 7–Managements’ Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for additional information on the Amended 2009 Credit Agreement.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 15

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2010. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for addition information on the 2009 Credit Agreement and the Amended 2009 Credit Agreement. See Consolidated Financial Statements, Note 12–Common and Preferred Stock for share repurchase plan authorization information.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2005, in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index, and with (3) the peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: LIN TV Corp.; Gray Television; Nexstar Broadcasting Group, and Sinclair Broadcasting Group. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Cumulative Total Returns
on $100 Investment Made on December 31, 2005

PAGE 16  Belo Corp. 2010 Annual Report on Form 10-K

Item 6.	Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2010. Certain amounts for the prior years have been reclassified to conform to the current year presentation. For a more complete understanding of this selected financial data, see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

In thousands, except per share amounts	2010	2009	2008	2007	2006
Net operating revenues	$687,395	$590,267	$733,470	$776,956	$770,539
Impairment charges	–	242,144	662,151	14,363	–
All other operating costs and expenses	471,857	462,775	529,284	556,737	537,858

Total operating costs and expenses	471,857	704,919	1,191,435	571,100	537,858

Earnings (loss) from operations	215,538	(114,652)	(457,965)	205,856	232,681
Other income and expense	(76,518)	(51,479)	(63,247)	(88,228)	(86,964)
Income tax (expense) benefit	(52,114)	57,070	67,042	(44,130)	(50,338)

Net earnings (loss) from continuing operations	86,906	(109,061)	(454,170)	73,498	95,379
Earnings (loss) from discontinued operations, net of tax(a)	–	–	(4,996)	(323,510)	35,147

Net earnings (loss)	$86,906	$(109,061)	$(459,166)	$(250,012)	$130,526

Net earnings (loss) per share–Basic :
Earnings (loss) per share from continuing operations	$.83	$(1.06)	$(4.45)	$.71	$.91
Earnings (loss) per share from discontinued operations(a)	–	–	(.05)	(3.16)	.34

Basic earnings (loss) per share	$.83	$(1.06)	$(4.50)	$(2.45)	$1.25

Net earnings (loss) per share–Diluted
Earnings (loss) per share from continuing operations	$.83	$(1.06)	$(4.45)	$.71	$.91
Earnings (loss) per share from discontinued operations(a)	–	–	(.05)	(3.16)	.34

Diluted earnings (loss) per share	$.83	$(1.06)	$(4.50)	$(2.45)	$1.25

Cash dividends declared	$–	$.075	$.30	$.50	$.475

Total assets	$1,590,390	$1,584,461	$1,849,179	$3,186,834	$3,605,927
Long-term debt	$897,111	$1,028,219	$1,092,765	$1,168,140	$1,283,434

(a)	Earnings (loss) from discontinued operations include the operations of the newspaper businesses and related assets that were spun-off to A. H. Belo in February 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Belo, a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also owns two local and two regional cable news channels and held ownership interests in two other cable news channels during 2010.

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

Belo Corp. 2010 Annual Report on Form 10-K PAGE 17

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

The Company intends for the discussion of its 2010 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, which was seen in the latter part of 2008 and through most of 2009. The advertising recovery in the industry began in December 2009 and continued throughout 2010. The Company experienced spot revenue growth in 2010 for most categories, with a particularly strong return in the automotive category, coupled with near-record political revenue during the 2010 non-Presidential election year. Additional discussion regarding the Company’s results of operations in 2010 as compared to 2009, and 2009 as compared to 2008, is provided below.

Results of Operations
(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

		Percentage		Percentage
Year Ended December 31,	2010	Change	2009	Change	2008
Net operating revenues	$687,395	16.5%	$590,267	(19.5)%	$733,470
Impairment charges	–	NM	242,144	(63.4)%	662,151
Other operating costs and expenses	471,857	2.0%	462,775	(12.6)%	529,284

Total operating costs and expenses	471,857	(33.1)%	704,919	(40.8)%	1,191,435

Earnings (loss) from operations	215,538	NM	(114,652)	(75.0)%	(457,965)
Other income (expense)	(76,518)	48.6%	(51,479)	(18.6)%	(63,247)

Earnings (loss) from continuing operations before income taxes	139,020	NM	(166,131)	(68.1)%	(521,212)
Income tax expense (benefit)	52,114	NM	(57,070)	(14.9)%	(67,042)

Net earnings (loss) from continuing operations	$86,906	NM	$(109,061)	(76.0)%	$(454,170)

NM is not meaningful

Net Operating Revenues

		Percentage		Percentage
Year Ended December 31,	2010	Change	2009	Change	2008
Spot advertising revenue	$573,638	18.0%	$485,972	(23.3)%	$633,759
Other revenue	113,757	9.1%	104,295	4.6%	99,711

Net operating revenues	$687,395	16.5%	$590,267	(19.5)%	$733,470

Spot advertising revenue increased $87,666, or 18.0 percent, in the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase is primarily due to a $45,394, or 9.6 percent, increase in local and national spot revenue and a $42,272 increase in political spot revenue. Local and national spot revenue increased in the major categories of automotive, financial services, retail, grocery and telecommunications. These increases were partially offset by decreases in the paid programming and restaurant categories. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenue increased primarily due to a 14.2 percent increase in retransmission revenue and a 17.6 percent increase in Internet revenue, partially offset by declines in network compensation and other revenue.

Spot advertising revenue decreased $147,787, or 23.3 percent, in the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease is primarily due to a $104,914, or 18.2 percent, decrease in local and national spot

PAGE 18  Belo Corp. 2010 Annual Report on Form 10-K

revenue and a $42,873 decrease in political spot revenue. Local and national spot revenue decreased in most categories, including the major categories of automotive, entertainment, retail, financial services, home construction and improvement, and restaurants. Two major categories, grocery and healthcare, showed increases versus the prior year. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenue increased primarily due to a 28.8 percent increase in retransmission revenue partially offset by declines in Internet revenue, network compensation and other revenue.

Operating Costs and Expenses

For the year ended December 31, 2010, station salaries, wages and employee benefits increased $18,942, or 9.9 percent, primarily due to increases in bonus expense of $7,468, a 2009 credit for vacation accruals of $7,473 due to the second quarter 2009 decision to convert to a paid time off vacation policy, increases in pension and pension transition expenses of $4,954 and increases in self-insured medical insurance costs of $837. These increases were partially offset by a decrease in 401(k) expense of $1,896. Station programming and other operating costs remained fairly consistent, with a $911, or 0.5 percent, decrease from the prior year. In 2005, the FCC allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in 2010 and two Belo markets converted in 2009. For the full year, the credits recognized for the replacement of analog equipment discussed previously were $7,037 and $2,634 in 2010 and 2009, respectively. In 2010, the credits were partially offset by a $3,440 increase in national representation fees due to higher national revenues.

Station salaries, wages and employee benefits decreased $40,253, or 17.4 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to decreases in salary expense of $17,528, 401(k) plan expense of $7,271, vacation expense of $7,351 (due to an announced change to the Company’s vacation policy), pension transition supplement expense of $3,461, sales commissions of $2,133, bonus expense of $1,419 and self-insured medical insurance costs of $1,414. Station programming and other operating costs decreased $18,026, or 8.3 percent, with decreases in most expense categories, including a $7,336 decrease in advertising and promotion expense and a $3,691 decrease in national representation fees. For the full year, the credits recognized for the replacement of analog equipment pursuant to the FCC decision discussed above were $2,634 and $6,379 in 2009 and 2008, respectively, as two Belo markets converted to this digital equipment in 2009 versus seven Belo markets in 2008.

Corporate operating costs increased $6,585, or 22.0 percent, for the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase primarily related to 2010 bonus expense of $5,218, pension and pension transition expenses of $3,705, and a $761 increase related to the 2009 credit for vacation accruals discussed above. These increases were partially offset by a decrease in technology-related expenses of $3,423.

Corporate operating costs decreased $2,333, or 7.2 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease is primarily due to a $4,065 decrease in legal and consulting costs and a decrease of $4,167 in various other expenses, partially offset by an increase in pension expense of $2,791 and an increase in technology costs of $3,108.

Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. A. H. Belo was required to reimburse the Company for approximately 60 percent of each contribution the Company made to the Pension Plan for the year ended December 31, 2010; during such period, the Company made Pension Plan contributions of $14,287 and received reimbursements from A. H. Belo of $8,572. Pension contribution reimbursements received from A. H. Belo are classified as a credit to operating costs and expenses in the consolidated statements of operations.

During the year ended December 31, 2008, the Company incurred $4,659 in costs related to the spin-off of A. H. Belo. No spin-off costs were incurred during the years ended December 31, 2010 and 2009.

In the third quarter 2009, the Company recorded a non-cash impairment charge of $242,144 related to the decline in the fair value of its intangible assets associated with FCC licenses. In the fourth quarter 2008, the Company recorded a non-cash impairment charge related to goodwill of $350,540 and a non-cash impairment charge for intangible assets related to FCC licenses of $311,611. See “Critical Accounting Policies and Estimates” below for further discussion of the goodwill and intangible asset assessment process and related impairment charges recorded by the Company.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 19

Other income (expense)

Interest expense increased $13,975, or 21.9 percent, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased interest costs associated with the November 2009 issuance of $275,000 of 8% Senior Notes, due in 2016, and the amortization of the discount and refinancing costs associated with the note offering and concurrent amendment to the credit facility. These borrowings were previously included in the Company’s lower-rate revolving credit facility. Additionally, on August 12, 2010, the Company amended the Amended 2009 Credit Agreement to decrease the borrowing capacity under the agreement from $460,750 to $205,000, earlier than previously scheduled. In connection with the decrease in borrowing capacity, the Company recorded a charge to interest expense of $1,225 related to the write-off of debt issuance costs.

Interest expense decreased $19,173, or 23.1 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease was primarily the result of the repayment of $350,000 of 8% Senior Notes due November 2008 with borrowings under the lower interest rate credit facility. Additionally, in fourth quarter 2008 and first quarter 2009, the Company purchased a total of $74,075 of the Company’s outstanding 6 3/4% Senior Notes due 2013 and $10,000 of the Company’s outstanding 7 1/4% Senior Debentures due 2027 for a total cost of $52,047. The purchases were also funded with lower rate borrowings under the credit facility.

Other income (expense), net decreased $11,064, or 88.9 percent, in 2010 primarily due to a 2009 gain of $14,905 related to the Company’s first quarter 2009 purchase of debt securities. The debt securities were purchased on the open market at a discount.

Other income (expense), net, decreased $7,405, or 37.3 percent, in 2009. A 2009 gain related to the purchase of the Company’s long-term notes was $1,502 less than a 2008 gain related to the purchase of its long-term notes. Additionally, the Company recorded investment reserves of $3,185 and a $1,273 loss on the sale of a non-operating asset during 2009.

The Company recorded tax expense of $52,114 for the year ended December 31, 2010, compared to a tax benefit of $57,070 for the year ended December 31, 2009. In 2009, the tax expense on the Company’s taxable income was offset by an $86,724 tax benefit associated with the impairment charge for FCC licenses in 2009. The remaining difference is due to higher taxable income in 2010 versus 2009. The Company’s effective tax rate was 37.5 percent for the year ended December 31, 2010.

The income tax benefit recorded in 2009 decreased $9,972, or 14.9 percent, compared with the income tax benefit recorded in 2008. The Company recorded an $86,724 tax benefit associated with the impairment charge for FCC licenses in 2009 versus a tax benefit of $139,972 associated with the impairment charge for FCC licenses and goodwill in 2008. The 2008 tax benefit was partially offset by a spin-off related tax charge of $18,756 which is described further under “Spin-off of A. H. Belo” below. The remaining difference is due to lower taxable income in 2009 versus 2008. The Company’s effective tax rate was 34.4 percent for the year ended December 31, 2009.

As a result of the matters discussed above, the Company recorded net earnings from continuing operations of $86,906, or $0.83 per share, for 2010, compared with a net loss from continuing operations of $(109,061), or $(1.06) per share, for 2009, and a net loss from continuing operations of $(454,170), or $(4.45) per share, for 2008.

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

PAGE 20  Belo Corp. 2010 Annual Report on Form 10-K

Station Adjusted EBITDA

		Percentage		Percentage
Year Ended December 31,	2010	Change	2009	Change	2008
Station Adjusted EBITDA	$278,146	39.7%	$199,049	(29.9)%	$283,973
Corporate operating costs	(36,487)	22.0%	(29,902)	(7.2)%	(32,235)
Pension contribution reimbursements	8,572	NM	–	NM	–
Spin-off related costs	–	NM	–	NM	(4,659)
Depreciation	(34,693)	(16.7)%	(41,655)	(2.9)%	(42,893)
Impairment charges	–	NM	(242,144)	(63.4)%	(662,151)

Earnings (loss) from operations	$215,538	NM	$(114,652)	(75.0)%	$(457,965)

NM is not meaningful

Belo’s management uses Station Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources to operating companies and bonuses to eligible operating company employees. Station Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension contribution reimbursements, corporate operating costs and spin-off related costs. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station Adjusted EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.

For the year ended December 31, 2010, Station Adjusted EBITDA increased $79,097, or 39.7 percent, compared with the year ended December 31, 2009. As discussed above, this increase was primarily due to higher 2010 spot revenues, including political spot revenues, partially offset by increases in station salaries, wages and employee benefits, and station programming and other operating costs. For the year ended December 31, 2009, Station Adjusted EBITDA decreased $84,924, or 29.9 percent, compared with the year ended December 31, 2008. As discussed above, this decrease was primarily due to lower 2009 revenues partially offset by reductions in station salaries, wages and employee benefits, and station programming and other operating costs.

Forward-Looking Statements

Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings, impairments, pension matters, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in Item 1A — Risk Factors, that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo and the various associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; FCC and other regulatory, tax and legal actions and changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the SEC and elsewhere in this Annual Report on Form 10-K.

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

Belo Corp. 2010 Annual Report on Form 10-K PAGE 21

Statements, Note 1–Summary of Significant Accounting Policies, for additional information concerning significant accounting policies.

Revenue Recognition     Broadcast advertising revenue is recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Retransmission revenues are recognized in the period earned.

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

Impairment of Property, Plant and Equipment     The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future undiscounted net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2010, 2009 and 2008, the Company did not record any impairment losses related to property, plant and equipment.

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

In assessing the fair value of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite-lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2010, perpetuity growth rates used ranged from 2.0% to 3.0%), forecasted operating margins, estimated tax rates, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2010, the weighted-average cost of capital used was 9.75%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Based upon the assessments performed as of December 31, 2010, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary. Additionally, based on assessments performed as of December 31, 2010, the estimated fair value of the Company’s FCC licenses exceeded their carrying amounts and no impairments of FCC licenses were identified.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. At December 31, 2010, in five of the Company’s 15 markets, the estimated fair value of the FCC licenses is less than 25 percent greater than their respective carrying values, with the closest market having an excess of estimated fair value over carrying value of 15 percent. A significant reduction in the fair value of the FCC licenses in any of these five markets could result in an impairment charge.

PAGE 22  Belo Corp. 2010 Annual Report on Form 10-K

As of December 31, 2010, the carrying value of the FCC licenses in those five markets represents approximately $483,112 of the Company’s total $725,399 of FCC licenses. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its indefinite-lived intangible assets.

As of December 31, 2010, goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 20% represent over 90% of the total investments in goodwill, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill.

Based on interim assessments performed as of September 30, 2009, the Company recorded a non-cash impairment charge of $242,144 in the prior year third quarter reflecting the reduction in the fair value of the Company’s FCC licenses in 10 of its markets. Of this amount, $84,584 related to the Phoenix, Arizona market, $52,727 related to the Seattle, Washington market, $27,807 related to the Portland, Oregon market, $13,133 related to the St. Louis, Missouri market, $14,383 related to the Louisville, Kentucky market, $10,518 related to the Austin, Texas market, $10,212 related to the San Antonio, Texas market, $10,128 related to the Tucson, Arizona market, $9,597 related to the Spokane, Washington market, and $9,055 related to the Boise, Idaho market. Based on its annual assessments performed as of December 31, 2009, no additional impairments of FCC licenses were identified.

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

The impairment charges related to FCC licenses in 2009 resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection, and an increase in prevailing average costs of capital from 2008. The impairment charges related to FCC licenses in 2008 resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection. These lower projected cash flows reflected generally slower expected growth due to the current recessionary environment and related advertising downturn.

Contingencies     Belo is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation should not have a material adverse effect on Belo’s consolidated financial position, liquidity or results of operations. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Share-Based Compensation     The Company records compensation expense related to its share-based compensation awards according to ASC 718. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant, as adjusted, for a portion of the RSUs to reflect liabilities expected to be settled in cash.

Employee Benefits     Belo is, in effect, self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

Pension Benefits     Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption of 5.89 percent, the Company used a measurement date of December 31, 2010, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans.

To compute the Company’s pension expense in the year ended December 31, 2010, the Company used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 6.18 percent,

Belo Corp. 2010 Annual Report on Form 10-K PAGE 23

used in this calculation, was the rate used in computing the benefit obligation as of December 31, 2009. The expected long-term rate of return on plan assets of 8.50 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.

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

On January 1, 2009, the Company adopted ASC 805-10 which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Belo engaged in prior to January 1, 2009, were recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects that the standard will affect Belo’s consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, Belo consummates after January 1, 2009.

In June 2009, the FASB issued ASC 105-10. The FASB Accounting Standards Codification (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. The Codification did not change or alter existing GAAP and, therefore, the Company’s adoption of references to the Codification did not affect the Company’s financial position, results of operations or cash flows.

Liquidity And Capital Resources
(Dollars in thousands, except per share amounts)

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $143,465, $79,922 and $109,328 in the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 operating cash flows were provided primarily by net earnings, adjusted for non-cash charges, and net cash provided by routine changes in the Company’s working capital requirements, partially offset by pension contributions. The 2009 operating cash flows were provided primarily by net losses adjusted for non-cash charges, and partially offset by net cash used for routine changes in the Company’s working capital requirements. The 2008 operating cash flows consisted of $127,649 provided by continuing operations and $18,321 used for discontinued operations. The 2008 cash flows from continuing operations were provided primarily by net losses adjusted for non-cash charges, and benefited from a decrease in accounts receivable partially offset by net cash used for routine changes in the Company’s working capital requirements.

In 2007, Belo applied for a change in accounting method with the Internal Revenue Service (IRS) related to the deduction of amortization expense associated with certain intangibles. In November of 2010, the Company received a consent letter from the IRS approving the change in accounting method and subsequently filed an amendment to its 2007 federal tax return. Pending final review by the IRS and related authorities, the amended return is expected to result in a tax refund of approximately $30,000 for the Company. The 2010 year-end balance sheet reflects the effects of the tax refund receivable. The refund did not have any effect on cash flow or earnings in 2010, other than interest income related to the refund. The

PAGE 24  Belo Corp. 2010 Annual Report on Form 10-K

refund will be reflected in cash provided by operations in the period in which the refund is received, which is currently expected to be in the latter half of 2011. Additionally, any difference in the final amount of the refund versus our current estimate will be recorded in earnings in the same period.

On October 6, 2010, the Company and A. H. Belo entered into a Pension Plan Transfer Agreement (Transfer Agreement) providing for the split of the Pension Plan between the Company and A. H. Belo effective January 1, 2011. As of December 31, 2010, the Company, as the sole sponsor of the Pension Plan, would have been required, under current actuarial calculations, to contribute $36,571 to its defined benefit pension plan in 2011, which includes contributions associated with A. H. Belo’s current and former employees. Under the employee matters agreement with A. H. Belo, A. H. Belo would have been required to reimburse the Company for approximately 60 percent of the required contributions. Effective January 1, 2011, the Pension Plan assets and liabilities related to A. H. Belo’s current and former employees were divided and transferred into separate plans sponsored entirely by A. H. Belo. A. H. Belo assumed full responsibility for their plans. For all plan years beginning on or after January 1, 2011, Belo Corp. and A. H. Belo shall each be solely responsible for contributions made to their respective plans. In addition, under the employee matters agreement which was amended in connection with the Transfer Agreement, A. H. Belo remains responsible for its portion of the required contributions made in 2011 that relate to the 2010 plan year. The pension split transaction will not change the amount of benefits that any participant has accrued or is currently receiving. After taking the split into consideration, Belo’s portion of the expected contributions in 2011 for its current and former employees only is approximately $15,909. For discussion on the Company’s liquidity requirements subsequent to the Pension Plan split, see Pension Split Accounting below.

Investing Cash Flows

Net cash flows used in investing activities were $8,148, $6,149 and $25,731 in 2010, 2009 and 2008, respectively. The 2008 investing cash flows consisted of $25,427 used in continuing operations investing activities and $304 used in discontinued operations investing activities. These cash flows are primarily attributable to capital expenditures as more fully described below.

Capital Expenditures

Total capital expenditures for continuing operations were $14,968, $9,189 and $25,359 in 2010, 2009 and 2008, respectively. These were primarily for television station equipment and corporate-driven technology initiatives. As of December 31, 2010, projected capital expenditures for 2011 related to Belo’s television businesses and related assets are approximately $16,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit facility.

Investments

The Company received $7,366 in cash distributions from its investments for the year ended December 31, 2010.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 25

Financing Cash Flows

Net cash flows used in financing activities were $131,808, $74,743 and $96,807 in the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility. The 2009 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 8% Senior Notes due 2016, repurchase of Belo debt securities and dividends on common stock as described below. The 2008 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, redemption of the Company’s 8% Senior Notes due 2008, dividends on common stock and repurchase of Belo debt securities as described below.

Long-Term Debt

Long-term debt consists of the following at December 31, 2010 and 2009:

	2010	2009
6 3/4% Senior Notes due May 30, 2013	175,623	175,499
8% Senior Notes due November 15, 2016	270,488	269,720
7 3/4% Senior Debentures due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures due September 15, 2027	240,000	240,000

Fixed-rate debt	886,111	885,219

Revolving credit facility, including short-term unsecured notes	11,000	143,000

Total	$897,111	$1,028,219

The combined weighted average effective interest rate for these debt instruments was 7.4 percent and 7.0 percent as of December 31, 2010 and 2009, respectively. The weighted average effective interest rate for the fixed rate debt was 7.5 percent as of December 31, 2010 and 2009.

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

While Belo was well within these limits at December 31, 2010, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would

PAGE 26  Belo Corp. 2010 Annual Report on Form 10-K

permit acceleration of all our indebtedness and payment obligations. The Amended 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The Amended 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.

At December 31, 2010, the Company’s leverage ratio was 3.7, its interest coverage ratio was 3.2 and its senior leverage ratio was 0.04. As of December 31, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $11,000, the weighted average interest rate was three percent, and all unused borrowings were available for borrowing. At December 31, 2010, the Company was in compliance with all debt covenant requirements.

In November 2009, Belo issued $275,000 of 8% Senior Notes due November 15, 2016 at a discount of approximately $5,346. Interest on these 8% Senior Notes is due semi-annually on November 15 and May 15 of each year. The 8% Senior Notes are guaranteed by the 100%-owned subsidiaries of the Company. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility. The $5,346 discount associated with the issuance of these 8% Senior Notes is being amortized over the term of the 8% Senior Notes using the effective interest rate method. As of December 31, 2010, the unamortized discount was $4,512. The Company may redeem the 8% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued.

In 2009, the Company purchased $40,500 of its outstanding 6 3/4% Senior Notes due May 30, 2013 for a total cost of $25,260 and a net gain of $14,905. These purchases were funded with borrowings under the credit facility.

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility was available for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement was guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrued and were payable under the facility. This 2009 Credit Agreement was amended and restated in November 2009, as discussed above.

In 2008, the Company redeemed its 8% Senior Notes due November 1, 2008 with borrowings under the credit facility. Additionally in 2008, the Company purchased $33,575 of its outstanding 6 3/4% Senior Notes due May 30, 2013 and $10,000 of the outstanding 7 1/4% Senior Debentures due September 15, 2027 for a total cost of $26,787 and a net gain of $16,407. These repurchases were funded with borrowings under the credit facility.

Dividends

The following table presents dividend information for the years ended December 31, 2009 and 2008. No dividends were paid for the year ended December 31, 2010.

	2009	2008
Dividends paid	$15,375	$35,767
Dividends declared per share	.075	.30

Belo Corp. 2010 Annual Report on Form 10-K PAGE 27

Exercise of Stock Options

The following table presents stock option exercise information for the years ended December 31, 2010 and 2009. There were no stock options exercised in the year ended December 31, 2008:

	2010	2009
Options exercised	56,185	62,740
Exercisable options	8,576,261	9,808,387
Net proceeds received from the exercise of stock options (in thousands)	$99	$118

Share Repurchase Program

The Company has a stock repurchase program pursuant to authorization from Belo’s Board or Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2010, under this authority was 13,030,716 shares. The Amended 2009 Credit Agreement, which became effective November 16, 2009, does not permit share repurchases. There were no share repurchases in 2010 or 2009. The total cost of the treasury shares purchased in 2008 was $2,203. All shares repurchased were retired in the year of purchase.

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2010. See the Consolidated Financial Statements, Note 15–Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt (principal only)	$897,111	$—	$11,000	$175,623	$—	$—	$710,488
Interest on long-term debt(a)	704,070	67,105	67,105	59,848	54,900	54,900	400,212
Broadcast rights and programming	131,007	56,591	31,475	25,205	16,086	1,650	—
Capital expenditures and licenses	110	110	—	—	—	—	—
Non-cancelable operating leases	12,467	2,408	2,223	1,588	1,316	1,026	3,906

Total	$1,744,765	$126,214	$111,803	$262,264	$72,302	$57,576	$1,114,606

(a)	Represents the annual interest on fixed rate debt at the applicable stated rates and interest on variable rate debt at the interest rates in effect at December 31, 2010.

The contractual obligations table does not include actuarially projected minimum funding requirements of the Company’s Pension Plan due to significant uncertainties regarding the assumptions involved in making such minimum funding projections, including (i) interest rate levels; (ii) asset returns, and (iii) what, if any, changes will occur to regulation requirements. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. For all plan years beginning on or after January 1, 2011, Belo and A. H. Belo shall each be solely responsible for contributions made to their respective plans. While subject to change, the contribution amounts for the Pension Plan for 2011 and 2012, under current regulations, and before the agreed-upon split of the Pension Plan, would have been $36,571 and $54,816, respectively. After consideration of the split of the Pension Plan on January 1, 2011, the contribution amounts for the Pension Plan for 2011 and 2012, related to Belo current and former employees only, are estimated to be $15,909 and $23,836, respectively. Further contributions are currently projected for 2013 through 2018 but amounts cannot be reasonably estimated due to the uncertainties listed above. As of December 31, 2010, the Company’s total net pension obligation as reflected on the Consolidated Balance Sheet was $192,081, with such amount to be significantly reduced effective with the split of the Pension Plan. See Pension Split Disclosure below and the Consolidated Financial Statements, Note 7 — Defined Benefit Pension and Other Post Retirement Plans.

Pension Split Disclosure

As discussed above, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Immediately following the split of the Pension Plan, the Company’s remaining net unfunded liability is expected to be approximately $80,000 to $85,000, which is the net unfunded pension liability for Belo current and former employees who participate in the Pension Plan. The pension split will also affect estimated pension expense, required pension contributions and estimated benefit payments, as subsequent to the pension split these amounts will relate solely to Belo current and former employees for all plan years beginning January 1, 2011 and thereafter.

PAGE 28  Belo Corp. 2010 Annual Report on Form 10-K

For purposes of recording net periodic benefit cost for the year ending December 31, 2011, the Company expects to use the discount rate of 5.89 percent. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $2,719.

Also, subsequent to the pension split, the expected benefit payments, net of administrative expenses, under the plan are expected to be as follows:

2011	$10,872
2012	11,415
2013	12,214
2014	12,970
2015	13,677

Subsequent to the pension split, the Company expects to make pension contributions in 2011 related to Belo current and former employees only totaling approximately $15,909.

For Belo, the pension split transaction will be accounted for as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan is expected to result in a significant reduction to Belo’s net unfunded pension liability, as discussed above, with an associated reduction in previously unrecognized actuarial pension losses recorded as part of accumulated other comprehensive income. Additionally, pension-related deferred tax assets will be reduced with an associated offset to accumulated other comprehensive income and pension related deferred tax liabilities will be reduced with an associated decrease in tax expense.

Based upon information available to date as of December 31, 2010, Belo currently expects to report a non-cash charge associated with the split of the Pension Plan in the first quarter of 2011 in the range of $19,000 to $23,000 with an associated tax benefit in the range of $5,000 to $7,000; however, the actual amount of the non-cash charge and associated tax benefit is subject to change and may be more or less than these ranges.

The non-cash charge has two primary components: the settlement gain referred to above related to the transfer to A. H. Belo of its portion of the net unfunded pension liability and the settlement loss referred to above related to the immediate recognition, upon the transfer of the Plan’s assets and liabilities, of previously unrecognized actuarial pension losses. These unrecognized losses were previously recorded as part of accumulated other comprehensive income.

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

In the separation and distribution agreement between Belo and A. H. Belo, effective as of the spin-off date, A. H. Belo and Belo indemnified each other and certain related parties, from all liabilities existing or arising from acts and events occurring,

Belo Corp. 2010 Annual Report on Form 10-K PAGE 29

or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis.

The tax matters agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of IRS and other audits. Under this agreement, the Company will be responsible for all income taxes prior to the spin-off, except that A. H. Belo is responsible for its share of income taxes paid on a consolidated basis for the period of January 1, 2008 through February 8, 2008. A. H. Belo is also be responsible for its income taxes incurred after the spin-off. In addition, even though the spin-off otherwise qualifies for tax-free treatment to shareholders, the Company (but not its shareholders) recognized for tax purposes approximately $51,900 of previously deferred intercompany gains in connection with the spin-off, resulting in a federal income tax obligation of $17,954, and a state tax of $802 both of which were provided for in 2008. If such gains are adjusted in the future, then the Company and A. H. Belo shall be responsible for paying the additional tax associated with any increase in such gains in the ratio of one-third and two-thirds, respectively. With respect to all other taxes, the Company is responsible for taxes attributable to the television businesses and related assets, and A. H. Belo is responsible for taxes attributable to the newspaper businesses and related assets. In addition, the Company will indemnify A. H. Belo and A. H. Belo will indemnify the Company, for all taxes and liabilities incurred as a result of post-spin-off actions or omissions by the indemnifying party that affect the tax consequences of the spin-off, subject to certain exceptions.

In the third quarter 2009, the Company and A. H. Belo amended the tax matters agreement to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 consolidated tax return. After the tax matters agreement was amended, the Company amended the previously filed 2007 tax return to generate an $11,978 federal income tax refund. The Company and A. H. Belo agreed that the refund would be held by the Company on A. H. Belo’s behalf and applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its contributions to the Company-sponsored Pension Plan. The refund covered the 2010 pension contribution reimbursements due to the Company from A. H. Belo. Further, in the fourth quarter 2010, the Company and A. H. Belo agreed to allow A. H. Belo’s tax loss for the year ended December 31, 2009 to be carried back against the Company’s 2008 consolidated federal tax return. The amended 2008 tax return is expected to generate a $4,732 federal income tax refund that will be allocated between the parties as determined in the agreement.

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

Other

The Company has various options available to meet its 2010 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $205,000 revolving credit facility. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 10 — Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2010 and 2009, the fair value of Belo’s fixed-rate debt was estimated to be $865,482 and $796,984, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The increase in the fair value is related to improvement in the Company’s operating performance and overall market conditions. The carrying amount of fixed-rate debt was $886,111 and $885,219 at December 31, 2010 and 2009, respectively.

PAGE 30  Belo Corp. 2010 Annual Report on Form 10-K

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $47,018 at December 31, 2010 ($59,600 at December 31, 2009). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates for the years ended December 31, 2010 or 2009, would have resulted in an immaterial annual change to Belo’s pretax earnings and cash flows.

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

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President/Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer and Treasurer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2010 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

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

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2010.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report appears immediately following this report.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belo Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 11, 2011

PAGE 32  Belo Corp. 2010 Annual Report on Form 10-K

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Belo Corp. Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Committees of the Board–Audit Committee,” “Corporate Governance–Committees of the Board–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

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

A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.
400 South Record Street
Dallas, Texas 75202-4841
Attn: Corporate Secretary
Telephone: (214) 977-6606

Item 11. Executive Compensation

The information set forth under the headings “Executive Compensation–Compensation Discussion and Analysis,–Compensation Committee Interlocks and Insider Participation, - Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2010, - Belo Corp. Outstanding Equity Awards at Fiscal Year-End 2010,–Option Exercises and Stock Vested in 2010,–Post-Employment Benefits,–Pension Benefits at December 31, 2010,–Non-Qualified Deferred Compensation,–Change In Control Arrangements and Other Agreements Upon Termination of Employment,–Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2010,–Director Compensation” and “Corporate Governance–Committees of the Board - Compensation Committee” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Belo Corp. Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5–Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance — Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 33

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

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde ( ~) are management contracts or compensatory plans, contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit Number		Description

2	.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3	.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3	.2*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3	.3*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3	.4*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3	.5*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3	.6*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3	.7*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3	.8*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3	.9*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3	.10*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))
4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above
4	.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
4	.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4.4		Instruments defining rights of debt securities:
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

PAGE 34  Belo Corp. 2010 Annual Report on Form 10-K

Exhibit Number		Description

		(6)	*	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
		(7)	*	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
		(8)	*	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
		(9)	*	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)
		(10)	*	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))
		(11)	*	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)
		(12)	*	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)
10.1		Financing agreements:
		(1)	*	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))
		(2)	*	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))
		(3)	*	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))
		(4)	*	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)
		(5)	*	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the November 16, 2009 Form 8-K)
		(6)	*	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)
		(7)	*	First Amendment dated as of August 11, 2010, to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2009, as further amended and restated as of November 16, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010 (Securities and Exchange Commission File No. 001-08598))
~10	.2	Compensatory plans:
		~(1)		Belo Savings Plan:
			*	(a) Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
			*	(b) First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598))
			*	(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the 2008 Form 10-K)

Belo Corp. 2010 Annual Report on Form 10-K PAGE 35

Exhibit Number	Description

		*	(d)	Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)
		*	(e)	Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))
			(f)	Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010
	~(2)		Belo 1986 Long-Term Incentive Plan:
		*	(a)	Belo Corp. 1986 Long-Term Incentive Plan (Effective May 3, 1989, as amended by Amendments 1, 2, 3, 4 and 5) (Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K dated March 10, 1997 (Securities and Exchange Commission File No. 001-08598)(the “1996 Form 10-K”))
		*	(b)	Amendment No. 6 to 1986 Long-Term Incentive Plan, dated May 6, 1992 (Exhibit 10.3(2)(b) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702)(the “1997 Form 10-K”))
		*	(c)	Amendment No. 7 to 1986 Long-Term Incentive Plan, dated October 25, 1995 (Exhibit 10.2(2)(c) to the 1999 Form 10-K)
		*	(d)	Amendment No. 8 to 1986 Long-Term Incentive Plan, dated July 21, 1998 (Exhibit 10.3(2)(d) to the 2nd Quarter 1998 Form 10-Q)
	~(3)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))
	~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	~(5)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
		*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)
	~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
		*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))
		*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))
	~(7)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2011 (Securities and Exchange Commission File No. 001-08598))

PAGE 36  Belo Corp. 2010 Annual Report on Form 10-K

Exhibit Number	Description

	~(8)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010(Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))
		*	(a) Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))
		*	(b) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2 to the March 2, 2006 Form 8-K)
		*	(c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))
	~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)
	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))
10.3	Agreements relating to the spin-off distribution of A. H. Belo:
	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		*	(a) First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))
	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
		*	(a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598)(the “October 8, 2010 Form 8-K”))
	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to October 8, 2010 Form 8-K)
12	Statement re Computation of Ratios
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page(s) hereof)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Belo Corp. 2010 Annual Report on Form 10-K PAGE 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Dunia A. Shive
Dunia A. Shive
President, Chief Executive Officer and Director

Dated: March 11, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board	March 11, 2011

/s/ Dunia A. Shive Dunia A. Shive	President, Chief Executive Officer and Director	March 11, 2011

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 11, 2011

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 11, 2011

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 11, 2011

/s/ James M. Moroney III James M. Moroney III	Director	March 11, 2011

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 11, 2011

/s/ M. Anne Szostak M. Anne Szostak	Director	March 11, 2011

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr.	Director	March 11, 2011

PAGE 38  Belo Corp. 2010 Annual Report on Form 10-K

Signature	Title	Date

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 11, 2011

/s/ Carey P. Hendrickson Carey P. Hendrickson	Senior Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

Belo Corp. 2010 Annual Report on Form 10-K PAGE 39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 11, 2011

PAGE 40  Belo Corp. 2010 Annual Report on Form 10-K

Consolidated Statements of Operations

	Years ended December 31,

In thousands, except share and per share amounts	2010	2009	2008

Net Operating Revenues	$687,395	$590,267	$733,470
Operating Costs and Expenses
Station salaries, wages and employee benefits	209,945	191,003	231,256
Station programming and other operating costs	199,304	200,215	218,241
Corporate operating costs	36,487	29,902	32,235
Spin-off related costs	–	–	4,659
Pension contribution reimbursements	(8,572)	–	–
Depreciation	34,693	41,655	42,893
Impairment charges	–	242,144	662,151

Total operating costs and expenses	471,857	704,919	1,191,435

Earnings (loss) from operations	215,538	(114,652)	(457,965)

Other Income and (Expense)
Interest expense	(77,895)	(63,920)	(83,093)
Other income, net	1,377	12,441	19,846

Total other income and (expense)	(76,518)	(51,479)	(63,247)

Earnings (loss) from continuing operations before income taxes	139,020	(166,131)	(521,212)
Income tax expense (benefit)	52,114	(57,070)	(67,042)

Net earnings (loss) from continuing operations	86,906	(109,061)	(454,170)
Loss from discontinued operations, net of tax	–	–	(4,996)

Net earnings (loss)	$86,906	$(109,061)	$(459,166)

Net earnings (loss) per share–Basic:
Earnings (loss) per share from continuing operations	$0.83	$(1.06)	$(4.45)
Loss per share from discontinued operations	$–	$–	$(0.05)

Net earnings (loss) per share	$0.83	$(1.06)	$(4.50)

Net earnings (loss) per share–Diluted:
Earnings (loss) per share from continuing operations	$0.83	$(1.06)	$(4.45)
Loss per share from discontinued operations	$–	$–	$(0.05)

Net earnings (loss) per share	$0.83	$(1.06)	$(4.50)

Dividends declared per share	$–	$0.075	$0.30

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 41

Consolidated Balance Sheets

Assets	December 31,

In thousands	2010	2009

Current assets:
Cash and temporary cash investments	$8,309	$4,800
Accounts receivable (net of allowance of $3,693 and $4,634 at December 31, 2010 and 2009, respectively)	144,992	139,911
Income tax receivable	37,921	501
Deferred income taxes	1,913	8,072
Short-term broadcast rights	7,408	8,132
Prepaid and other current assets	10,253	14,708

Total current assets	210,796	176,124
Property, plant and equipment, at cost:
Land	39,404	39,404
Buildings and improvements	122,955	120,294
Broadcast equipment	354,459	359,244
Other	110,531	110,451
Advance payments on property, plant and equipment	4,269	3,308

Total property, plant and equipment	631,618	632,701
Less accumulated depreciation	(467,179)	(455,226)

Property, plant and equipment, net	164,439	177,475
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	65,883	81,590

Total assets	$1,590,390	$1,584,461

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  Belo Corp. 2010 Annual Report on Form 10-K

Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2010	2009

Current liabilities:
Accounts payable	$20,744	$20,736
Accrued compensation and benefits	26,560	13,242
Short-term film obligations	7,928	11,036
Other accrued expenses	17,786	17,644
Short-term pension obligation	36,571	14,277
Income taxes payable	13,701	12,052
Deferred revenue	3,505	4,228
Accrued interest payable	10,405	10,682

Total current liabilities	137,200	103,897

Long-term debt	897,111	1,028,219
Deferred income taxes — Note 1	206,765	158,857
Pension obligation	155,510	182,065
Other liabilities	23,162	28,561

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 92,916,960 and 90,956,337 shares at December 31, 2010 and 2009, respectively;	155,172	151,897
Series B: Issued and outstanding 10,272,679 and 11,642,354 shares at December 31, 2010 and 2009, respectively	17,155	19,443
Additional paid-in capital	915,014	911,989
Retained earnings (deficit) — Note 1	(773,976)	(860,882)
Accumulated other comprehensive loss	(142,723)	(139,585)

Total shareholders’ equity	170,642	82,862

Total liabilities and shareholders’ equity	$1,590,390	$1,584,461

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 43

Consolidated Statements of Shareholders’ Equity

Dollars in thousands	Three years ended December 31, 2010

COMMON STOCK
						Accumulated
				Additional		Other
	Shares	Shares		Paid-in	Retained	Comprehensive
	Series A	Series B	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2007 as previously reported	88,016,220	14,243,141	$170,773	$905,589	$196,810	$(8,663)	$1,264,509
Prior period adjustment — Note 1	–	–	–	–	11,031	–	11,031

Adjusted Balance at December 31, 2007	88,016,220	14,243,141	170,773	905,589	207,841	(8,663)	1,275,540
Comprehensive loss:
Net loss	–	–	–	–	(459,166)	–	(459,166)
Change in pension liability adjustment, net of tax	–	–	–	–	–	(128,273)	(128,273)

Total comprehensive loss							(587,439)

Conversion of RSUs	135,839	–	227	(227)	–	–	–
Share-based compensation	–	–	–	6,130	–	–	6,130
Purchases and subsequent retirement of treasury stock	(191,000)	–	(319)	(1,695)	(189)	–	(2,203)
Spin-off distribution of A. H. Belo	–	–	–	–	(463,432)	–	(463,432)
Dividends	–	–	–	–	(30,662)	–	(30,662)
Conversion of Series B to Series A	1,223,408	(1,223,408)	–	–	–	–	–

Balance at December 31, 2008	89,184,467	13,019,733	$170,681	$909,797	$(745,608)	$(136,936)	$197,934
Comprehensive loss:
Net loss	–	–	–	–	(109,061)	–	(109,061)
Change in pension liability adjustment, net of tax	–	–	–	–	–	(2,649)	(2,649)

Total comprehensive loss							(111,710)

Exercise of stock options	62,340	400	105	13	–	–	118
Excess tax benefit from long-term incentive plan	–	–	–	67	–	–	67
Conversion of RSUs	331,751	–	554	(554)	–	–	–
Share-based compensation	–	–	–	2,666	–	–	2,666
Dividends	–	–	–	–	(7,710)	–	(7,710)
Spin-off distribution of A. H. Belo	–	–	–	–	1,497	–	1,497
Conversion of Series B to Series A	1,377,779	(1,377,779)	–	–	–	–	–

Balance at December 31, 2009	90,956,337	11,642,354	$171,340	$911,989	$(860,882)	$(139,585)	$82,862
Comprehensive income:
Net earnings	–	–	–	–	86,906	–	86,906
Change in pension liability adjustment, net of tax	–	–	–	–	–	(3,138)	(3,138)

Total comprehensive income							83,768

Exercise of stock options	56,185	–	94	5	–	–	99
Excess tax benefit from long-term incentive plan	–	–	–	93	–	–	93
Conversion of RSUs	534,763	–	893	(893)	–	–	–
Share-based compensation	–	–	–	3,820	–	–	3,820
Conversion of Series B to Series A	1,369,675	(1,369,675)	–	–	–	–	–

Balance at December 31, 2010	92,916,960	10,272,679	$172,327	$915,014	$(773,976)	$(142,723)	$170,642

See accompanying Notes to Consolidated Financial Statements.

PAGE 44  Belo Corp. 2010 Annual Report on Form 10-K

Consolidated Statements of Cash Flows

Cash Provided (Used)	Years ended December 31,

In thousands	2010	2009	2008

Operations
Net earnings (loss)	$86,906	$(109,061)	$(459,166)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Net loss from discontinued operations	–	–	4,996
Gain on repurchase of senior notes	–	(14,905)	(16,407)
Depreciation	34,693	41,655	42,893
Impairment charges	–	242,144	662,151
Pension contributions	(14,287)	–	–
Deferred income taxes	55,756	(63,619)	(114,343)
Employee retirement benefit expense	5,171	(554)	(6,345)
Share-based compensation	3,054	4,808	3,842
Other non-cash items	(3,705)	4,712	(7,987)
Equity income (loss) from partnerships	138	356	(102)
Other, net	(3,127)	(2,094)	744
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,236)	(1,868)	44,353
Other current assets and other assets	831	610	(654)
Accounts payable	387	1,352	(11,768)
Accrued compensation and benefits	13,318	(17,450)	(10,060)
Other accrued expenses	6,613	(3,323)	(6,820)
Interest payable	(277)	2,543	(4,889)
Income taxes payable/receivable	(35,770)	(5,384)	7,211

Net cash provided by continuing operations	143,465	79,922	127,649
Net cash used for discontinued operations	–	–	(18,321)

Net cash provided by operations	143,465	79,922	109,328

Investments
Capital expenditures	(14,968)	(9,189)	(25,359)
Other investments, net	6,820	3,040	(68)

Net cash used for investments of continuing operations	(8,148)	(6,149)	(25,427)
Net cash used for investments of discontinued operations	–	–	(304)

Net cash used for investments	(8,148)	(6,149)	(25,731)

Financing
Net proceeds from revolving debt	49,700	119,853	669,745
Payments on revolving debt	(181,700)	(423,800)	(351,795)
Net proceeds from issuance of senior notes	–	269,654	–
Redemption of senior notes	–	–	(350,000)
Purchase of senior notes	–	(25,260)	(26,787)
Dividends on common stock	–	(15,375)	(35,767)
Net proceeds from exercise of stock options	99	118	–
Purchase of treasury stock	–	–	(2,203)
Excess tax benefit from option exercises	93	67	–

Net cash used for financing	(131,808)	(74,743)	(96,807)

Net increase (decrease) in cash and temporary cash investments	3,509	(970)	(13,210)
Cash and temporary cash investments at beginning of year, including cash of discontinued operations	4,800	5,770	18,980

Cash and temporary cash investments at end of year	$8,309	$4,800	$5,770

Supplemental Disclosures (Note 17)

See accompanying Notes to Consolidated Financial Statements.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 45

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A)	Business and Principles of Consolidation On February 8, 2008, the Company completed the spin-off of its former newspaper businesses and related assets into a separate public company in the form of a pro-rata, tax-free dividend to the Company’s shareholders of 0.20 shares of A. H. Belo Corporation (A. H. Belo) Series A common stock for every share of Belo Series A common stock, and 0.20 shares of A. H. Belo Series B common stock for every share of Belo Series B common stock owned at the close of business on January 25, 2008. The newspaper businesses and related assets are presented as discontinued operations. See Note 3. The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280 to be aggregated into one reporting segment.

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

In November 2010, the Company received a consent letter from the Internal Revenue Service related to a change in the method used for federal income tax purposes for deducting certain intangible assets acquired prior to 1993. See Note 14, Income Taxes, for further discussion. In connection with the accounting evaluation of this change in tax method, the Company identified that the noncurrent deferred tax asset had not been established related to certain intangible assets acquired in 1984. As a result, after considering the guidance in ASC 250, the Company recorded a prior period adjustment to increase December 31, 2007, beginning retained earnings in the accompanying consolidated statements of shareholders’ equity by $11,031 with a corresponding offset to decrease noncurrent deferred tax liabilities. No adjustments were made to Belo’s historical consolidated statements of operations or cash flows. The Company believes this prior period adjustment is qualitatively and quantitatively immaterial to the respective balances adjusted.

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred subsequent to December 31, 2010, through the issuance of the financial statements.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are classified as available-for-sale and are carried at fair value.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. We estimated our allowance for doubtful accounts primarily using historical net write-offs of uncollectible accounts. Belo analyzed the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary. The overall reserve is then reviewed in the context of the actual portfolio at the time and appropriate adjustments are made, if necessary. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in station programming and other operating costs. The carrying amount of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2010, 2009 and 2008:

	Expense for	Accounts
	Uncollectible	Written
	Accounts	Off

2010	$1,155	$2,096
2009	2,706	3,301
2008	4,051	2,760

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

PAGE 46  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

E)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

F)	Property, Plant and Equipment Depreciation of property, plant and equipment, including assets recorded under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Other	3-10 years

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

In assessing the fair value of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite-lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2010, perpetuity growth rates used ranged from 2.0% to 3.0%), forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2010, the weighted-average cost of capital used was 9.75%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Based upon the assessments performed as of December 31, 2010, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary. Additionally, based on its assessments performed as of December 31, 2010, no impairments of FCC licenses were identified. See Note 4.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 47

Notes to Consolidated Financial Statements

H)	Revenue Recognition Belo’s principal sources of revenue are the sale of airtime on its television stations and advertising space on the Company’s Internet Web sites. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Retransmission revenues are recognized in the period earned.

I)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $4,673, $2,992, and $10,336 in advertising and promotion costs during 2010, 2009 and 2008, respectively.

J)	Employee Benefits Belo is, in effect, self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

K)	Share-Based Compensation The Company records compensation expense related to its stock options according to ASC 718. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant, as adjusted, for a portion of the RSUs to reflect liabilities expected to be settled in cash.

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

PAGE 48  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The historical operations of the newspaper businesses and related assets are included in discontinued operations in the Company’s financial statements. Below is the summary financial information of discontinued operations for the period from January 1, 2008 through February 8, 2008, the date of the spin-off:

Net revenues	$64,869
Total operating costs and expenses	72,319

Loss from discontinued operations	(7,450)
Other income, net	101

Loss from discontinued operations before income taxes	(7,349)
Income tax benefit	(2,353)

Net loss from discontinued operations	$(4,996)

There were no assets and liabilities of discontinued operations as of December 31, 2010 or 2009.

As of February 8, 2008, the Company settled certain intercompany indebtedness between and among Belo and subsidiaries of Belo Holdings, Inc. Belo Holdings, Inc. is a subsidiary of Belo. The Company settled accounts through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries, distributions by creditor subsidiaries and other non-cash transfers. As of the effective time of the spin-off, the Company had contributed to the capital of A. H. Belo and its subsidiaries the net intercompany indebtedness owed to the Company by A. H. Belo and its subsidiaries and A. H. Belo assumed the indebtedness owed by the Company to the A. H. Belo subsidiaries. The spin-off of A. H. Belo resulted in a distribution from retained earnings of $463,432 in 2008 with an adjustment of $1,497 in January 2009 to reflect final settlement related to certain fixed assets. Additionally, Belo incurred $4,659 of expenses for the year ended December 31, 2008, related to the spin-off.

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

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis. For the years ended December 31, 2010 and 2009, the Company charged $1,470 and $1,482, respectively, for services to A. H. Belo. A. H. Belo charged $4,332 and $16,249 for information technology and Web-related services to the Company during the years ended December 31, 2010 and 2009, respectively.

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

In the third quarter 2009, the Company and A. H. Belo amended the tax matters agreement to allow A. H. Belo’s tax loss for the year ended December 31, 2008, to be carried back against the Company’s 2007 consolidated federal tax return. After the tax matters agreement was amended, the Company amended the previously filed 2007 tax return to generate an $11,978 federal income tax refund. The Company and A. H. Belo agreed that the refund would be held by the Company on A. H. Belo’s behalf and be applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its

Belo Corp. 2010 Annual Report on Form 10-K PAGE 49

Notes to Consolidated Financial Statements

contributions to the Company-sponsored pension plan. The refund covered the 2010 pension contribution reimbursements due to the Company from A. H. Belo. See Note 7. Further in the fourth quarter 2010, the Company and A. H. Belo agreed to allow A. H. Belo’s tax loss for the year ended December 31, 2009, to be carried back against the Company’s 2008 consolidated federal tax return. The amended 2008 tax return is expected to generate a $4,732 federal income tax refund that will be allocated between the parties as determined in the agreement.

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

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future under the agreements discussed above. In addition, the Company and A. H. Belo co-own certain downtown Dallas, Texas, real estate through a limited liability company formed in connection with the spin-off and several investments in third-party businesses. The investment in the limited liability company of $15,716 is recorded as an equity method investment and is included in other assets. Other investments, primarily in third party businesses, of $8,718 are recorded as either equity or cost method investments and are included in other assets. The amount of income from the limited liability company and third party investments included in the Company’s net income are immaterial.

Note 4: Goodwill and Intangible Assets

As of December 31, 2010 and 2009, the Company had $725,399 in FCC licenses which are indefinite-lived intangible assets not subject to amortization. Based on its assessments performed as of December 31, 2010, no impairments of FCC licenses were identified.

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

The impairment charges related to FCC licenses in 2009 resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection, and an increase in prevailing average costs of capital from 2008. The impairment charges related to FCC licenses in 2008 resulted primarily from a decline in the fair value of the individual businesses due to lower projected cash flows versus historical estimates, particularly in the first few years of projection. These projected cash flows reflected generally lower expected growth due to the economic environment and related advertising downturn.

As of December 31, 2010 and 2009, the Company had $423,873 in goodwill. Based on the Company’s annual impairment tests of goodwill as of December 31, 2010 and 2009, and its interim assessment of goodwill at September 30, 2009, the Company determined that no impairments of goodwill existed in 2010 and 2009. Based on the results of its annual impairment tests of goodwill as of December 31, 2008, the Company recorded non-cash impairment charges of $350,540 in the fourth quarter of 2008. Of the total charge, $114,454 related to the Seattle, Washington market, $85,019 related to the Phoenix, Arizona market, $81,950 related to the Portland, Oregon market, $54,669 related to the St. Louis, Missouri market, and $14,449 related to the Spokane, Washington market.

The impairment charges related to goodwill in 2008 resulted primarily from a decline in the estimated fair value of the individual businesses, principally due to lower projected cash flows, particularly in the first few years of the projection versus historical estimates. These lower projected cash flows reflected the economic and advertising downturn.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. In five of the Company’s 15 markets, the estimated fair value of its FCC licenses is less than 25 percent greater than their respective carrying values, with the

PAGE 50  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

closest market having an excess of estimated fair value over carrying value of 15 percent. A significant reduction in the fair value of the FCC licenses in any of these five markets could result in an impairment charge. The carrying value of the FCC licenses in those five markets represents approximately $483,112 of the Company’s total $725,399 of FCC licenses at December 31, 2010. Goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 20% represent over 90% of the total investments in goodwill as of December 31, 2010, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite-lived intangible assets.

The fair value measurements for the Company’s implied goodwill and FCC licenses use significant unobservable Level 3 inputs which reflect its own assumptions about the inputs that market participants would use in measuring fair value, including assumptions about risk. The key assumptions used to determine fair value of the Company’s reporting units and FCC licenses are discussed in Note 1.

A summary of the changes in the Company’s recorded goodwill is below:

	2010	2009

Balance at January 1	$423,873	$423,873
Goodwill impairment	–	–

Balance at December 31	$423,873	$423,873

Note 5: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 3,996,331, 5,417,083, and 5,345,908 at December 31, 2010, 2009 and 2008, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income from continuing operations for the years ended December 31, 2010, 2009 and 2008 was $5,842, $4,983 and $3,411, respectively. Compensation cost related to employees of A. H. Belo is reflected in discontinued operations. See Note 3. The total income tax benefit for continuing operations recognized in the consolidated statements of operations for share-based compensation arrangements was $2,153, $1,835 and $1,249 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	2010	2009	2008

Weighted average grant date fair value	$4.78	$0.32	$1.00
Weighted average assumptions used:
Expected volatility	84.1%	58.4%	40.5%
Expected lives	5 yrs	5 yrs	5 yrs
Risk-free interest rates	2.62%	3.07%	3.03%
Expected dividend yields	–	0.40%	10.82%

Belo Corp. 2010 Annual Report on Form 10-K PAGE 51

Notes to Consolidated Financial Statements

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2010, is included in the following table:

	2010		2009		2008

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	10,638,633	$15.69	12,897,273	$15.71	12,484,648	$16.84
Granted	609,500	$7.09	76,705	$0.64	1,459,289	$5.59
Exercised	(56,185)	$1.76	(62,740)	$1.88	–	$–
Canceled	(1,626,300)	$14.07	(2,272,605)	$15.65	(1,046,664)	$15.17

Outstanding at December 31	9,565,648	$15.50	10,638,633	$15.69	12,897,273	$15.71

Vested and exercisable at December 31	8,576,261	$16.58	9,808,387	$16.62	11,371,641	$17.02

Weighted average remaining contractual term (in years)	3.8		4.8		4.4

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant, therefore the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 is as follows:

2010	$280
2009	223
2008	–

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2010:

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding(a)	Life (years)	Price	Exercisable	Price

$1–6	814,493	8.0	$1.79	551,954	$1.83
$7–14	3,286,200	3.8	$12.61	2,548,686	$13.93
$15–17	2,181,675	3.1	$17.18	2,181,675	$17.18
$18–23	3,238,122	3.4	$20.89	3,238,122	$20.89

$1–23	9,520,490	3.8	$15.55	8,520,437	$16.62

(a)	Comprised of Series B shares

As of December 31, 2010, there was $1,326 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 1.21 years.

In connection with the spin-off of A. H. Belo on February 8, 2008, holders of outstanding Belo options received an adjusted Belo option for the same number of shares of Belo common stock as held before but with a reduced exercise price based on the closing price on February 8, 2008. Holders also received one new A. H. Belo option for every five Belo options held as of the spin-off date (the distribution ratio) with an exercise price based on the closing share price on February 8, 2008. As of December 31, 2010, Belo employees held 6,395,425 Belo options and 885,342 A. H. Belo options. As of December 31, 2009, Belo employees held 6,782,362 Belo options and 1,070,434 A. H. Belo options. As of December 31, 2008, Belo employees held 8,270,427 Belo options and 1,362,993 A. H. Belo options.

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

PAGE 52  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2010, is summarized in the following table.

	2010		2009		2008

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	RSUs	Price	RSUs	Price	RSUs	Price

Outstanding at January 1	1,894,851	$9.86	2,056,163	$13.43	1,948,860	$14.77
Granted	492,766	$7.20	460,723	$1.51	358,834	$7.45
Vested	(891,336)	$10.88	(553,004)	$16.08	(226,472)	$15.35
Canceled	(62,913)	$12.04	(69,031)	$10.43	(25,059)	$15.17

Outstanding at December 31	1,433,368	$8.23	1,894,851	$9.86	2,056,163	$13.43

Vested at December 31	–	$–	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2010, 2009 and 2008, was $7.20, $1.51 and $7.45, respectively. During 2010, 891,336 of RSUs were converted into shares of stock and $2,447 in share-based liabilities were paid. During 2009, 553,004 of RSUs were converted into shares of stock and $368 in share-based liabilities were paid. During 2008, 226,472 of RSUs were converted into shares of stock and $1,177 in share-based liabilities were paid. As of December 31, 2010, there was $1,779 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of 1.02 years.

In connection with the spin-off of A. H. Belo, holders of Belo RSUs retained their existing RSUs and also received restricted stock unit awards of A. H. Belo common stock. The number of A. H. Belo restricted shares awarded to Belo’s RSU holders was determined using the distribution ratio. Subsequent to the spin-off, Belo and A. H. Belo recognize compensation cost related to all unvested modified awards for those employees that provide service to each respective entity. As of December 31, 2010, Belo employees held 1,184,278 Belo RSUs and 38,508 A. H. Belo RSUs. As of December 31, 2009, Belo employees held 1,366,614 Belo RSUs and 117,697 A. H. Belo RSUs. As of December 31, 2008, Belo employees held 1,272,650 Belo RSUs and 184,886 A. H. Belo RSUs. In the first quarter 2011, the remaining Belo RSUs held by A. H. Belo employees and the remaining A. H. Belo RSUs held by Belo employees will be fully vested and issued.

Note 6: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Prior to March 10, 2009, the Company made matching contributions to its defined contribution plan, based on certain percentages as defined in the plan. Effective March 10, 2009, these matching contributions were suspended. Additionally, from April 1, 2007 through to December 31, 2008, Belo contributed an amount equal to two percent of the compensation paid to eligible employees, subject to limitations. Effective January 1, 2009, this two percent contribution became discretionary. Effective January 1, 2011, the Company reinstated matching contributions to its defined contribution plan at a rate of $0.35 per dollar contributed by a participating employee up to 6% of eligible pay. Belo’s contributions to its defined contribution plans totaled $2,093 and $9,641 in 2009 and 2008, respectively. There were no matching contributions in 2010.

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

In March 2007, Belo froze benefits under the Pension Plan. See Note 7. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plans, which are defined contribution plans, for a period of up to five years. As a result, during the years ended December 31, 2010 and 2008, the Company accrued supplemental pension transition contributions for these plans totaling $3,148 and $3,844, respectively. The Company suspended contributions to the pension transition supplement plans for 2009.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 53

Notes to Consolidated Financial Statements

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

Belo also sponsored non-qualified defined contribution retirement plans for certain employees. Expense recognized in 2008 for these plans was $23. In January 2008, the plans were suspended and balances totaling $8,525 were transferred to the participants prior to the spin-off of A. H. Belo. No expense was recognized in 2009.

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

Belo froze benefits under the Pension Plan effective March 31, 2007. As part of the curtailment of the Pension Plan, Belo and A. H. Belo provide transition benefits to affected employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan. See Note 6.

Subsequent to the February 2008 spin-off of A. H. Belo through December 31, 2010, the Company retained sole sponsorship of the Pension Plan for both companies. Through December 31, 2010, Belo administered benefits for the Belo and A. H. Belo current and former employees who participate in the Pension Plan in accordance with the terms of the Pension Plan, and Belo, jointly with A. H. Belo, oversaw the Pension Plan investments. The spin-off caused each A. H. Belo employee to have a separation from service for purposes of commencing benefits under the Pension Plan at or after age 55. As sponsor of the Pension Plan, the Company was solely responsible for satisfying the funding obligations with respect to the Pension Plan and retained sole discretion to determine the amount and timing of any contributions required to satisfy such funding obligations. Belo also retained the right, in its sole discretion, to terminate the Pension Plan. A. H. Belo was required to reimburse the Company for approximately 60 percent of contributions the Company made to the Pension Plan for the 2010 plan year contributions. Both companies agreed that an A. H. Belo related tax refund would be held by the Company on A. H. Belo’s behalf and applied towards A. H. Belo’s future obligations to reimburse the Company for a portion of its contributions to the Company-sponsored pension plan. The refund covered the 2010 contribution reimbursements due to the Company from A. H. Belo. During the year ended December 31, 2010, the Company made Pension Plan contributions of $14,287 and A. H. Belo reimbursed the Company $8,572. Remaining funds held on behalf of A. H. Belo as of December 31, 2010, are recorded as current assets and liabilities in the consolidated balance sheet. See Note 3.

In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets pertaining to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo, and the new A. H. Belo plans are solely responsible for paying those participant benefits. The participant benefit liabilities and assets pertaining to current and former employees of Belo and its related television businesses continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.

Through December 31, 2010, the Company was the sole plan sponsor for Belo and A. H. Belo current and former employees who participate in the Pension Plan. As plan sponsor, the full required disclosures prior to the pension split for the Pension Plan are presented below under “Disclosures as of December 31, 2010 as Full Plan Sponsor.” However, in connection with the pension plan split as January 1, 2011, the Company expects that between 56 percent and 58 percent of the net unfunded liability as of December 31, 2010 will be transferred to the two new defined benefit plans created, sponsored and managed by or on behalf of A. H. Belo as described above. Accordingly, the estimated effects of the pension split for Belo related to certain pension plan disclosures for periods subsequent to January 1, 2011, are also presented below under “Disclosures Subsequent to the Pension Plan Split.”

PAGE 54  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Disclosures as of December 31, 2010 as Full Plan Sponsor

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2010 and 2009, and the accumulated benefit obligation at December 31, 2010 and 2009, are as follows:

	2010	2009

Funded Status
Projected Benefit Obligation
As of January 1	$541,581	$495,421
Actuarial loss	22,982	36,753
Interest cost	32,829	32,909
Benefits paid	(25,295)	(23,502)

As of December 31	$572,097	$541,581

Fair Value of Plan Assets
As of January 1	$345,233	$302,880
Actual return on plan assets	45,785	65,856
Employer contributions	14,287	–
Benefits paid	(25,295)	(23,502)

As of December 31	380,010	$345,233

Funded Status as of December 31	$(192,087)	$(196,348)

Accumulated Benefit Obligation	$572,097	$541,581

Amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009 consist of:

	2010	2009

Current accrued pension liability	$36,571	$14,277
Non-current accrued pension liability	155,510	182,065
Accumulated other comprehensive loss	219,199	214,554

Amounts recognized in accumulated other comprehensive loss as of December 31, 2010 and 2009, only include net actuarial losses.

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, the Company used a measurement date of December 31, 2010, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s Pension Plan. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2010 and 2009, was 5.89 percent and 6.18 percent, respectively.

To compute the Company’s net periodic benefit cost in the year ended December 31, 2010, the Company uses actuarial assumptions which include a discount rate and an expected long-term rate of return on plan assets. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Discount rate	6.18%	6.88%	6.85%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

Belo Corp. 2010 Annual Report on Form 10-K PAGE 55

Notes to Consolidated Financial Statements

The net periodic pension cost (credit) for the years ended December 31, 2010, 2009 and 2008 includes the following components:

	2010	2009	2008

Interest cost on projected benefit obligation	$32,829	$32,909	$32,603
Expected return on plan assets	(32,015)	(34,653)	(37,916)
Amortization of net loss	4,568	1,355	–

Net periodic pension cost (credit)	$5,382	$(389)	$(5,313)

As the Pension Plan is frozen, all participants are inactive. Accordingly, the Company is amortizing gains or losses over the average remaining life expectancy of inactive participants. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $2,719.

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2011	$28,939
2012	29,822
2013	31,105
2014	32,415
2015	33,557

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. The Company made contributions totaling $14,287 to the Pension Plan in 2010, and A. H. Belo reimbursed the Company $8,572. The Company made no contributions to the Pension Plan during 2009 or 2008. In 2011, if the Pension Plan had not been split, as the sole sponsor of the Pension Plan, the Company would have been required to make contributions totaling $36,571 and A. H. Belo would have been required to reimburse the Company for approximately 60 percent of this amount. As such, $36,571 is recorded as a current liability in the Company’s Consolidated Balance Sheet as of December 31, 2010. See “Disclosures subsequent to the Pension Plan Split” below for the actual expected contributions that will be required immediately following the pension split related to current and former Belo employees only. There was no ERISA funding requirement in 2009. No plan assets are expected to be returned to the Company during the year ending December 31, 2011.

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

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	Target	Actual
Asset category	Allocation	2010	2009

Domestic equity securities	60.0%	0.0%	55.9%
International equity securities	15.0%	0.1%	15.9%
Fixed income securities	25.0%	0.0%	27.5%
Cash	–	99.9%	0.7%

Total	100.0%	100.0%	100.0%

Domestic and international equity securities include common stock, commingled funds and partnership interests. Fixed income securities include corporate obligations, U.S. government and agency obligations, and commingled funds. In preparation for the Pension Plan split effective January 1, 2011, substantially all investments were liquidated to facilitate the transfer of Pension Plan assets related to A. H. Belo current and former employees to new A. H. Belo plans.

Pension Plan assets do not include any Belo common stock at December 31, 2010 or 2009. The fair value of Plan assets is included in Note 8.

The Pension Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably

PAGE 56  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

possible that changes in the values of investment securities will occur in the near term, and that such changes could materially affect the net assets available for benefits.

Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2010, 2009 and 2008 was $76, $45, and $140, respectively.

Disclosures subsequent to the Pension Plan Split

As discussed above, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Immediately following the split of the Pension Plan, the Company’s remaining unfunded liability is estimated to be approximately $80,000 to $85,000, which is the net unfunded pension liability for Belo current and former employees who participate in the Pension Plan. The net unfunded liability at December 31, 2010 was $192,087. The pension split will also affect estimated pension expense, required pension contributions and estimated benefit payments, as subsequent to the pension split these amounts will solely relate to Belo current and former employees for all plan years beginning January 1, 2011 and thereafter.

For purposes of recording net periodic benefit cost for the year ended December 31, 2011, the Company expects to use the discount rate of 5.89 percent. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $2,719.

Also, subsequent to the pension split, the expected benefit payments, net of administrative expenses, under the plan are expected to be as follows:

2011	$10,872
2012	11,415
2013	12,214
2014	12,970
2015	13,677

Subsequent to the pension split, the Company expects to make pension contributions in 2011 related to Belo current and former employees only totaling approximately $15,909.

For Belo, the pension split transaction will be treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan is expected to result in a significant reduction to Belo’s net unfunded pension liability, with an associated reduction in previously unrecognized actuarial pension losses recorded as part of accumulated other comprehensive income. Additionally, pension-related deferred tax assets will be reduced with an associated offset to accumulated other comprehensive income and pension related deferred tax liabilities will be reduced with an associated decrease in tax expense.

Based upon information available to date as of December 31, 2010, Belo currently expects to report a non-cash charge associated with the split of the Pension Plan in the first quarter of 2011 in the range of $19,000 to $23,000 with an associated tax benefit in the range of $5,000 to $7,000; however, the actual amount of the non-cash charge and associated tax benefit is subject to change and may be more or less than these ranges.

The non-cash charge has two primary components: the settlement gain referred to above related to the transfer to A. H. Belo of its portion of the net unfunded pension liability and the settlement loss referred to above related to the immediate recognition, upon the transfer of the Plan’s assets and liabilities, of previously unrecognized actuarial pension losses. These unrecognized losses were previously recorded as part of accumulated other comprehensive income.

Note 8: Fair Value Measurements

The Company adopted ASC 820-10 for its financial assets and liabilities effective January 1, 2008, and its non-financial assets and liabilities effective January 1, 2009. The standard establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e. the exit price). That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1

Belo Corp. 2010 Annual Report on Form 10-K PAGE 57

Notes to Consolidated Financial Statements

measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets and liabilities in active markets;

•	Quoted prices for identical or similar assets and liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the assets or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specific contractual term, Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Common stocks are valued at quoted market prices based on the closing price reported on the active market on which the stock is traded. Corporate and U.S. government and agency obligations are valued at the last quoted bid price. Investments in commingled funds are recorded at fair value as determined by the sponsor of the respective funds based upon closing market quotes of the underlying assets.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The primary investment objective of the Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with the prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company. The investments in the Plan largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Each of the funds is diversified across a wide number of securities within its stated asset class.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s investments at fair value as of December 31, 2010. In preparation for the Pension Plan split effective January 1, 2011, the Company converted the Pension Plan assets to cash and cash equivalents to effect the transfer.

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(a)	$379,683	$–	$–	$379,683
Other	–	327	–	327

Total assets at fair value	$379,683	$327	$–	$380,010

(a)	Primarily consists of pooled funds and mutual funds

At December 31, 2009, the Pension Plan assets included a partnership joint venture, the fair value of which was determined by unobservable inputs (level 3). The following table reconciles the beginning and ending balances for the Pension Plan’s level 3 assets, as of December 31, 2010:

Balance at December 31, 2009	16
Settlement	(16)

Balance at December 31, 2010	–

PAGE 58  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(a)	$7,089	$–	$–	$7,089
Common stock(b)	63,368	–	–	63,368
U. S. government and agency obligations(c)	35,706	–	–	35,706
Corporate obligations(d)	43,738	–	–	43,738
Asset-backed securities	–	7,295	–	7,295
Other fixed income securities(e)	3,761	–	–	3,761
Tradestreet Small Cap Fund	–	21,659	–	21,659
EB Stock Index Fund(f)	–	77,906	–	77,906
Management U.S. Smart Index Fund(f)	–	28,479	–	28,479
International Equity Commingled Pooled Fund	–	20,582	–	20,582
International Equity Trust Fund	–	34,338	–	34,338
Other	–	184	16	200

Total assets at fair value	$153,662	$190,443	$16	$344,121

(a)	Primarily consists of pooled funds and mutual funds
(b)	Primarily domestic common stocks
(c)	U. S. government obligations include 75% U. S. agencies with the remainder in U. S. Treasuries.
(d)	Primarily domestic obligations.
(e)	Primarily domestic private placements.
(f)	S&P 500 index funds

There were no changes in fair value and there was no activity during the year ended December 31, 2009, related to the Pension Plan’s Level 3 assets, representing a partnership in a joint venture.

Note 9: Comprehensive Income (Loss)

For each of the three years in the period ended December 31, 2010, total comprehensive income (loss) was comprised as follows:

	2010	2009	2008

Net earnings (loss)	$86,906	$(109,061)	$(459,166)
Other comprehensive income (loss):
Pension liability adjustments:
Annual adjustment, net of tax benefit of ($1,690), ($1,426) and ($69,070) in 2010, 2009 and 2008, respectively	(3,138)	(2,649)	(128,273)

Other comprehensive income (loss)	(3,138)	(2,649)	(128,273)

Comprehensive income (loss)	$83,768	$(111,710)	$(587,439)

Note 10: Long-Term Debt

Long-term debt consists of the following at December 31, 2010 and 2009:

	2010	2009

6 3/4% Senior Notes Due May 30, 2013	$175,623	$175,499
8% Senior Notes Due November 15, 2016	270,488	269,720
7 3/4% Senior Debentures Due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures Due September 15, 2027	240,000	240,000

Fixed-rate debt	886,111	885,219

Revolving credit agreement, including short-term unsecured notes	11,000	143,000

Total	$897,111	$1,028,219

Belo Corp. 2010 Annual Report on Form 10-K PAGE 59

Notes to Consolidated Financial Statements

The Company’s long-term debt maturities are as follows:

2011	$–
2012	11,000
2013	175,623
2014	–
2015 and thereafter	710,488

Total	$897,111

The combined weighted average effective interest rate for these debt instruments was 7.4 percent and 7.0 percent as of December 31, 2010 and 2009, respectively. The weighted average effective interest rate for the fixed rate debt was 7.5 percent for each of the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, the fair value of Belo’s fixed-rate debt was estimated to be $865,482 and $796,984, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity. The increase in the fair value is related to improved company operating performance and overall market conditions.

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

While Belo was well within these limits at December 31, 2010, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. The Amended 2009 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type, including limits on dividends, bond repurchases, acquisitions and investments. The Amended 2009 Credit Agreement does not permit share repurchases. Under the covenant related to dividends, the Company may declare its usual and customary dividend if its leverage ratio is then below 4.75. At a leverage ratio between 4.75 and 5.25, the Company may declare a dividend not to exceed 50 percent of the usual and customary amount. The Company may not declare a dividend if its leverage ratio exceeds 5.25.

PAGE 60  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

At December 31, 2010, the Company’s leverage ratio was 3.7, its interest coverage ratio was 3.2 and its senior leverage ratio was 0.04. As of December 31, 2010, the balance outstanding under the Amended 2009 Credit Agreement was $11,000, the weighted average interest rate was 3.0 percent, and all unused borrowings were available for borrowing. At December 31, 2010, the Company was in compliance with all debt covenant requirements.

In November 2009, Belo issued $275,000 of 8% Senior Notes due November 15, 2016, at a discount of approximately $5,346. Interest on these 8% Senior Notes is due semi-annually on May 15 and November 15 of each year. The Senior Notes are guaranteed by the 100%-owned subsidiaries of the Company. The Company may redeem the 8% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued. The net proceeds were used to repay debt previously outstanding under Belo’s revolving credit facility. The $5,346 discount associated with the issuance of these 8% Senior Notes is being amortized over the term of the 8% Senior Notes using the effective interest rate method. As of December 31, 2010, the unamortized discount was $4,512.

In 2009, the Company purchased $40,500 of its outstanding 6 3/4% Senior Notes due May 30, 2013, for a total cost of $25,260 and a net gain of $14,905. These purchases were funded with borrowings under the credit facility.

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2009 Credit Agreement amended and restated the Company’s then existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility was available for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement was guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrued and were payable under the facility. This 2009 Credit Agreement was amended and restated in November 2009, as discussed above.

In 2008, the Company redeemed its 8% Senior Notes due November 1, 2008, with borrowings under the credit facility. Additionally in 2008, the Company repurchased $33,575 of its outstanding 6 3/4% Senior Notes due May 30, 2013, and $10,000 of its outstanding 7 1/4% Senior Debentures due September 15, 2027, for a total cost of $26,787 and a net gain of $16,407. These repurchases were funded with borrowings under the credit facility.

During 2010, 2009 and 2008, cash paid for interest, net of amounts capitalized, was $71,993, $58,414 and $85,077, respectively. At December 31, 2010, Belo had outstanding letters of credit of $10,032 issued in the ordinary course of business.

Note 11: Supplemental Guarantor Information

In November 2009, the Company issued Senior Notes that are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s current 100%-owned subsidiaries, non-guarantor subsidiaries consisting of subsidiaries no longer owned by Belo, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 61

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$–	$687,395	$–	$687,395
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	209,945	–	209,945
Station programming and other operating costs	–	199,304	–	199,304
Corporate operating costs	32,676	3,811	–	36,487
Pension contribution reimbursements	(8,572)	–	–	(8,572)
Depreciation	1,766	32,927	–	34,693

Total operating costs and expenses	25,870	445,987	–	471,857
Earnings (loss) from operations	(25,870)	241,408	–	215,538
Other Income and Expense
Interest expense	(77,778)	(117)	–	(77,895)
Intercompany interest	6,850	(6,850)	–	–
Other income (expense), net	1,080	297	–	1,377

Total other income and expense	(69,848)	(6,670)	–	(76,518)
Earnings (loss) before income taxes	(95,718)	234,738	–	139,020
Income tax (expense) benefit	38,449	(90,563)	–	(52,114)
Equity in earnings (loss) of subsidiaries	144,175	–	(144,175)	–

Net earnings	$86,906	$144,175	$(144,175)	$86,906

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$–	$590,267	$–	$590,267
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	191,003	–	191,003
Station programming and other operating costs	–	200,215	–	200,215
Corporate operating costs	25,687	4,215	–	29,902
Depreciation	3,300	38,355	–	41,655
Impairment charge	–	242,144	–	242,144

Total operating costs and expenses 28,987	28,987	675,932	–	704,919
Loss from operations	(28,987)	(85,665)	–	(114,652)
Other Income and Expense
Interest expense	(63,774)	(146)	–	(63,920)
Intercompany interest	6,850	(6,850)	–	–
Other income (expense), net	12,665	(224)	–	12,441

Total other income and expense	(44,259)	(7,220)	–	(51,479)
Loss before income taxes	(73,246)	(92,885)	–	(166,131)
Income tax benefit	27,515	29,555	–	57,070
Equity in earnings (loss) of subsidiaries	(63,330)	–	63,330	–

Net earnings (loss)	$(109,061)	$(63,330)	$63,330	$(109,061)

PAGE 62  Belo Corp. 2010 Annual Report on Form 10-K

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

Belo Corp. 2010 Annual Report on Form 10-K PAGE 63

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of December 31, 2010
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and temporary cash investments	$5,290	$3,019	$–	$8,309
Accounts receivable, net	190	144,802	–	144,992
Income tax receivable	37,921	–	–	37,921
Deferred income taxes	44	1,869	–	1,913
Short-term broadcast rights	–	7,408	–	7,408
Prepaid and other current assets	6,399	3,854	–	10,253

Total current assets	49,844	160,952		210,796
Property, plant and equipment, net	3,877	160,562	–	164,439
Intangible assets, net	–	725,399	–	725,399
Goodwill, net	–	423,873	–	423,873
Deferred income taxes	70,736	–	(70,736)	–
Intercompany receivable	238,189	–	(238,189)	–
Investment in subsidiaries	926,781	–	(926,781)	–
Other assets	38,422	27,461	–	65,883

Total assets	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,884	$10,860	$–	$20,744
Accrued compensation and benefits	12,357	14,203	–	26,560
Short-term film obligations	–	7,928	–	7,928
Other accrued expenses	11,453	6,333	–	17,786
Short-term pension obligation	36,571	–	–	36,571
Income taxes payable	13,701	–	–	13,701
Deferred revenue	–	3,505	–	3,505
Accrued interest payable	10,405	–	–	10,405

Total current liabilities	94,371	42,829		137,200
Long-term debt	897,111	–	–	897,111
Deferred income taxes	–	277,501	(70,736)	206,765
Pension obligation	155,510	–	–	155,510
Intercompany payable	–	238,189	(238,189)	–
Other liabilities	10,215	12,947	–	23,162
Total shareholders’ equity	170,642	926,781	(926,781)	170,642

Total liabilities and shareholders’ equity	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390

PAGE 64  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of December 31, 2009
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and temporary cash investments	$3,646	$1,154	$–	$4,800
Accounts receivable, net	361	139,550	–	139,911
Deferred income taxes	–	8,072	–	8,072
Short-term broadcast rights	–	8,132	–	8,132
Prepaid and other current assets	11,193	4,016	–	15,209

Total current assets	15,200	160,924		176,124
Property, plant and equipment, net	4,655	172,820	–	177,475
Intangible assets, net	–	725,399	–	725,399
Goodwill, net	–	423,873	–	423,873
Deferred income taxes	77,210	–	(77,210)	–
Intercompany receivable	442,306	–	(442,306)	–
Investment in subsidiaries	782,606	–	(782,606)	–
Other assets	51,594	29,996	–	81,590

Total assets	$1,373,571	$1,513,012	$(1,302,122)	$1,584,461
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,882	$9,854	$–	$20,736
Accrued compensation and benefits	5,427	7,815	–	13,242
Short-term film obligations	–	11,036	–	11,036
Other accrued expenses	11,754	5,890		17,644
Short-term pension obligation	14,277	–	–	14,277
Income taxes payable	12,052	–	–	12,052
Deferred revenue	–	4,228	–	4,228
Accrued interest payable	10,682	–	–	10,682

Total current liabilities	65,074	38,823		103,897
Long-term debt	1,028,219	–	–	1,028,219
Deferred income taxes	–	236,067	(77,210)	158,857
Pension obligation	182,065	–	–	182,065
Intercompany payable	–	442,306	(442,306)	–
Other liabilities	15,351	13,210	–	28,561
Total shareholders’ equity	82,862	782,606	(782,606)	82,862

Total liabilities and shareholders’ equity	$1,373,571	$1,513,012	(1,302,122)	$1,584,461

Belo Corp. 2010 Annual Report on Form 10-K PAGE 65

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(in thousands)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$(12,561)	$156,026	$143,465

Investments
Capital expenditures	(1,686)	(13,282)	(14,968)
Other investments, net	3,524	3,296	6,820

Net cash provided by (used for) investments	1,838	(9,986)	(8,148)
Financing
Net proceeds from revolving debt	49,700	–	49,700
Payments on revolving debt	(181,700)	–	(181,700)
Net proceeds from exercise of stock options	99	–	99
Excess tax benefit from option exercises	93	–	93
Intercompany activity	144,175	(144,175)	–

Net cash provided by (used for) financing	12,367	(144,175)	(131,808)

Net increase in cash and temporary cash investments	1,644	1,865	3,509
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800

Cash and temporary cash investments at end of period	$5,290	$3,019	$8,309

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(in thousands)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by operations	$9,169	$70,753	$79,922

Investments
Capital expenditures	(1,072)	(8,117)	(9,189)
Other investments, net	874	2,166	3,040

Net cash used for investments	(198)	(5,951)	(6,149)

Financing
Net proceeds from revolving debt	119,853	–	119,853
Payments on revolving debt	(423,800)	–	(423,800)
Net proceeds from issuance of senior notes	269,654	–	269,654
Purchase of senior notes	(25,260)	–	(25,260)
Payment of dividends on common stock	(15,375)	–	(15,375)
Net proceeds from exercise of stock options	118	–	118
Excess tax benefit from option exercises	67	–	67
Intercompany activity	64,826	(64,826)	–

Net cash provided by (used for) financing	(9,917)	(64,826)	(74,743)

Net increase (decrease) in cash and temporary cash investments	(946)	(24)	(970)
Cash and temporary cash investments at beginning of period	4,592	1,178	5,770

Cash and temporary cash investments at end of period	$3,646	$1,154	$4,800

PAGE 66  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008
(in thousands)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Total

Operations
Net cash provided by (used for) continuing operations	$(103,092)	$230,741	$—	$127,649
Net cash used for discontinued operations	—	—	(18,321)	(18,321)

Net cash provided by (used for) operations	(103,092)	230,741	(18,321)	109,328

Investments
Capital expenditures	(8,390)	(16,969)	—	(25,359)
Other investments, net	1,330	(1,398)	—	(68)

Net cash used for investments of continuing operations	(7,060)	(18,367)	—	(25,427)
Net cash used for investments of discontinued operations	—	—	(304)	(304)

Net cash used for investments	(7,060)	(18,367)	(304)	(25,731)

Financing
Net proceeds from revolving debt	669,745	—	—	669,745
Payments on revolving debt	(351,795)	—	—	(351,795)
Redemption of senior notes	(350,000)	—	—	(350,000)
Purchase of senior notes	(26,787)	—	—	(26,787)
Payment of dividends on common stock	(35,767)	—	—	(35,767)
Purchase of treasury stock	(2,203)	—	—	(2,203)
Intercompany activity	201,168	(212,003)	10,835	—

Net cash provided by (used for) financing	104,361	(212,003)	10,835	(96,807)
Net increase (decrease) in cash and temporary cash investments	(5,791)	371	(7,790)	(13,210)
Cash and temporary cash investments at beginning of period	10,383	807	7,790	18,980

Cash and temporary cash investments at end of period	$4,592	$1,178	$—	$5,770

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

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2010, under this authority was 13,030,716 shares. The Amended 2009 Credit Agreement, which became effective November 16, 2009, does not permit share repurchases. There were no share repurchases in 2010 or 2009. For the year ended December 31, 2008, 191,000 shares were repurchased at an aggregate cost of $2,203.

Belo Corp. 2010 Annual Report on Form 10-K PAGE 67

Notes to Consolidated Financial Statements

Note 13: Earnings Per Share

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years in the period ended December 31, 2010 (in thousands, except per share amounts):

	2010	2009	2008

Income (loss) (Numerator)
Net earnings (loss)	$86,906	$(109,061)	$(459,166)
Less: Income to participating securities	(1,303)	(79)	(344)

Income (loss) available to common stockholders	85,603	(109,140)	(459,510)
Effect of dilutive securities	5	–	–
Income available to common stockholders plus assumed conversions	$85,608	$(109,140)	$(459,510)
Shares (Denominator)
Weighted average shares outstanding (basic)	103,026	102,491	102,219
Dilutive effect of employee stock options	411	–	–
Dilutive effect of restricted stock units (RSU)	–	–	–

Adjusted weighted average shares outstanding	103,437	102,491	102,219
Earnings (loss) per share:
Basic	$0.83	$(1.06)	$(4.50)
Diluted	$0.83	$(1.06)	$(4.50)

Potential dilutive common shares were antidilutive as a result of the Company’s net loss from continuing operations for the years ended December 31, 2009 and 2008. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share.

For the year ended December 31, 2010, the Company excluded 9,174 options and 337 RSUs because to include them would be antidilutive. For the year ended December 31, 2009, the Company excluded 10,638 options and 1,895 RSUs due to the net loss from continuing operations. For the year ended December 31, 2008, the Company excluded 12,897 options and 2,056 RSUs due to the net loss from continuing operations.

Note 14: Income Taxes

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Current:
Federal	$(5,562)	$5,700	$42,800
State	1,920	849	3,064

Total current	(3,642)	6,549	45,864

Deferred
Federal	52,369	(62,824)	(106,991)
State	3,387	(795)	(5,915)

Total deferred	55,756	(63,619)	(112,906)

Total income tax expense (benefit)	$52,114	$(57,070)	$(67,042)

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2010	2009	2008

Computed expected income tax expense (benefit)	$48,657	$(58,146)	$(182,424)
State income tax expense (benefit)	3,478	65	(1,849)
Spin-off related tax charge	–	–	18,235
Goodwill impairment	–	–	97,166
Other	(21)	1,011	1,830

Total income tax expense (benefit)	$52,114	$(57,070)	$(67,042)
Effective income tax rate	37.5%	34.4%	12.9%

PAGE 68  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2010 and 2009, are as follows:

	2010	2009

Deferred tax liabilities:
Excess tax amortization	$268,007	$221,134
Excess tax depreciation	13,683	13,078
Expenses deductible for tax purposes in a year different from the year accrued	24,014	15,178
Other	–	–

Total deferred tax liabilities	305,704	249,390
Deferred tax assets:
Deferred compensation and benefits	11,334	12,524
State taxes	5,946	5,104
Accrued pension liability	76,851	75,161
Expenses deductible for tax purposes in a year different from the year accrued	3,280	3,575
Other	3,441	2,241

Total deferred tax assets	100,852	98,605

Net deferred tax liability	$204,852	$150,785

In 2007, Belo applied for a change in accounting method with the Internal Revenue Service (IRS) related to the deduction of amortization expense associated with certain intangibles. In November of 2010, the Company received a consent letter from the IRS approving the change in accounting method and subsequently filed an amendment to its 2007 federal tax return. Pending final review by the IRS and related authorities, the amended return is expected to result in a tax refund of approximately $30,000 for the Company.

On January 1, 2007, the Company adopted ASC 740-10. ASC 740-10 clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of the standard, the Company analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years subsequent to December 31, 2005, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2005.

The table below summarizes the change in reserve for uncertain tax positions, excluding related accrued interest and penalties.

	2010	2009

Balance at January 1	$2,948	$2,343
Increases in tax positions for prior years	1,300	605

Balance at end of year	$4,248	$2,948

The entire reserve for uncertain tax positions of $4,248 and $2,948 as of December 31, 2010 and 2009, respectively, would affect the Company’s effective tax rate if and when recognized in future years. The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as interest expense. For the years ended December 31, 2010 and 2009, the Company recognized interest and penalties of $86 and $210, respectively. As of December 31, 2010 and 2009, the Company has recorded liabilities for accrued interest and penalties of $296 and $297, respectively.

Note 15: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. In addition, the Company has contractual obligations for capital

Belo Corp. 2010 Annual Report on Form 10-K PAGE 69

Notes to Consolidated Financial Statements

expenditures that primarily relate to television broadcast equipment. The table below summarizes the following specified commitments of the Company as of December 31, 2010:

Nature of Commitment	Total	2011	2012	2013	2014	2015	Thereafter
Broadcast rights and programming	$131,007	$56,591	$31,475	$25,205	$16,086	$1,650	$–
Capital expenditures and licenses	110	110	–	–	–	–	–
Non-cancelable operating leases	12,467	2,408	2,223	1,588	1,316	1,026	3,906

Total	$143,584	$59,109	$33,698	$26,793	$17,402	$2,676	$3,906

Total lease expense for property and equipment was $5,320, $6,295 and $8,268 in 2010, 2009 and 2008, respectively.

Note 16: Contingent Liabilities

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuits described in the following two paragraphs.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and alleged ERISA violations. In June 2007, the court issued a memorandum order granting in part and denying in part defendants’ motion to dismiss. In August 2007 and March 2009, the Court dismissed certain additional claims. A summary judgment motion seeking dismissal of all remaining claims against all defendants is pending. A trial date is tentatively set for September 2011. The Company believes the lawsuit is without merit and is vigorously defending against it.

On April 13, 2009, four former independent contractor newspaper carriers of The Press-Enterprise, on behalf of themselves and other similarly situated individuals, filed a purported class-action lawsuit against A. H. Belo, Belo, Press Enterprise Company, and as yet unidentified defendants in the Superior Court of the State of California, County of Riverside. The complaint alleges that the defendants violated California laws by allegedly improperly categorizing the plaintiffs and the purported class members as independent contractors rather than employees, and in doing so, allegedly failed to pay minimum, hourly and overtime wages to the purported class members and allegedly failed to comply with other laws and regulations applicable to an employer-employee relationship. Plaintiffs and purported class members sought minimum wages, unpaid regular and overtime wages, unpaid rest break and meal period compensation, reimbursement of expenses and losses incurred by them in discharging their duties, payment of minimum wage to all employees who failed to receive minimum wage for all hours worked in each payroll period, penalties, injunctive and other equitable relief, and reasonable attorneys’ fees and costs. On May 5, 2010, A. H. Belo and the other parties to the lawsuit reached a preliminary agreement to settle the lawsuit. The Court granted final approval on February 25, 2011. No payment was required of the Company.

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

Note 17:  Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2010 is as follows:

	2010	2009	2008

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$71,993	$58,414	$85,077
Income taxes paid, net of refunds	$26,061	$11,262	$37,331

PAGE 70  Belo Corp. 2010 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 18:  Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009. Certain previously reported information has been reclassified to conform to the current year presentation.

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net operating revenues	$154,332	$162,982	$163,853	$206,228
Operating costs and expenses
Station salaries, wages and employee benefits	51,224	51,911	53,273	53,537
Station programming and other operating costs	45,631	47,015	51,573	55,085
Corporate operating costs	9,609	7,855	8,738	10,285
Pension contribution reimbursements	(4,072)	(4,200)	(300)	–
Depreciation	9,243	8,770	8,449	8,231

Total operating costs and expenses	111,635	111,351	121,733	127,138

Other income (expense), net	(267)	375	21	1,248
Interest expense	(19,888)	(19,815)	(20,037)	(18,155)
Income taxes	(9,000)	(12,666)	(8,159)	(22,289)

Net earnings	$13,542	$19,525	$13,945	$39,894

Basic earnings per share:	$0.13	$0.19	$0.13	$0.38
Diluted earnings per share:	$0.13	$0.19	$0.13	$0.38

2009
Net operating revenues	$133,536	$144,770	$140,617	$171,344
Operating costs and expenses
Station salaries, wages and employee benefits	52,673	45,536	47,002	45,792
Station programming and other operating costs	48,364	49,219	49,973	52,659
Corporate operating costs	8,950	5,199	7,742	8,011
Depreciation	10,792	9,967	11,520	9,376
Impairment charge	–	–	242,144	–

Total operating costs and expenses	120,779	109,921	358,381	115,838

Other income (expense), net	16,369	(2,805)	(657)	(466)
Interest expense	(14,580)	(15,332)	(15,654)	(18,354)
Income taxes	(5,635)	(6,417)	83,554	(14,432)

Net earnings (loss)	$8,911	$10,295	$(150,521)	$22,254

Basic earnings (loss) per share:	.09	.10	(1.47)	$.21
Diluted earnings (loss) per share:	.09	.10	(1.47)	$.21

Belo Corp. 2010 Annual Report on Form 10-K PAGE 71