Form 10-Q
period 2011-03-31
BELO CORP
filed 2011-04-27
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2011
Common Stock, $1.67 par value	103,568,253*

*	Consisting of 93,303,186 shares of Series A Common Stock and 10,265,067 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

PART I.
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2011	2010

Net Operating Revenues	$151,470	$154,332

Operating Costs and Expenses
Station salaries, wages and employee benefits	53,836	51,224
Station programming and other operating costs	50,196	45,631
Corporate operating costs	6,299	9,609
Pension settlement charge and contribution reimbursements	20,466	(4,072)
Depreciation	7,924	9,243

Total operating costs and expenses	138,721	111,635

Earnings from operations	12,749	42,697

Other Income and (Expense)
Interest expense	(17,983)	(19,888)
Other income (expense), net	180	(267)

Total other income and (expense)	(17,803)	(20,155)

Earnings (loss) before income taxes	(5,054)	22,542
Income tax (benefit) expense	(740)	9,000

Net earnings (loss)	$(4,314)	$13,542

Earnings (Loss) Per Share
Basic	$(.04)	$.13
Diluted	$(.04)	$.13

Weighted Average Shares Outstanding
Basic	103,403	102,809
Diluted	103,403	103,225
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	March 31,	December 31,
(unaudited)	2011	2010

Assets
Current assets:
Cash and temporary cash investments	$12,383	$8,309
Accounts receivable, net	131,240	144,992
Income tax receivable	33,071	37,921
Other current assets	41,670	19,574

Total current assets	218,364	210,796

Property, plant and equipment, net	159,006	164,439
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	63,576	65,883

Total assets	$1,590,218	$1,590,390

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$17,349	$20,744
Accrued expenses	60,705	52,274
Short-term pension obligation	15,720	36,571
Accrued interest payable	18,412	10,405
Income taxes payable	8,142	13,701
Deferred revenue	3,526	3,505

Total current liabilities	123,854	137,200

Long-term debt	886,331	897,111
Deferred income taxes	246,338	206,765
Pension obligation	59,569	155,510
Other liabilities	21,249	23,162

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 93,294,278 shares at March 31, 2011 and 92,916,960 shares at December 31, 2010	155,801	155,172
Series B: Issued 10,272,667 shares at March 31, 2011 and 10,272,679 shares at December 31, 2010	17,155	17,155
Additional paid-in capital	915,712	915,014
Accumulated deficit	(778,290)	(773,976)
Accumulated other comprehensive loss	(57,501)	(142,723)

Total shareholders’ equity	252,877	170,642

Total liabilities and shareholders’ equity	$1,590,218	$1,590,390

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2011	2010

Operations
Net earnings (loss)	$(4,314)	$13,542
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	7,924	9,243
Pension settlement charge	28,699	—
Pension contributions	(15,457)	(6,787)
Deferred income taxes	(6,106)	6,399
Employee retirement expense	980	1,225
Share-based compensation	584	2,147
Other non-cash items	104	(3,237)
Equity (income) loss from partnerships	(77)	166
Other, net	(616)	(1,309)
Net change in operating assets and liabilities:
Accounts receivable	13,862	11,300
Other current assets	3,101	4,641
Accounts payable	(3,027)	(5,663)
Accrued expenses	(15,571)	4,516
Accrued interest payable	8,007	7,950
Income taxes payable	(709)	(6,455)

Net cash provided by operations	17,384	37,678

Investments
Capital expenditures	(3,018)	(2,691)
Other investments, net	583	79

Net cash used for investments	(2,435)	(2,612)

Financing
Net proceeds from revolving debt	23,400	11,000
Payments on revolving debt	(34,400)	(46,000)
Net proceeds from exercise of stock options	58	26
Excess tax benefit from option exercises	67	24

Net cash used for financing	(10,875)	(34,950)

Net increase in cash and temporary cash investments	4,074	116
Cash and temporary cash investments at beginning of period	8,309	4,800

Cash and temporary cash investments at end of period	$12,383	$4,916

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

All amounts are in thousands, except per share amounts, unless otherwise indicated.

(2)	Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate through a limited liability company. The investment in the limited liability company is recorded as an equity method investment and is included in other assets. Belo and A. H. Belo also co-own other investments in third party businesses which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the limited liability company and third party investments included in the Company’s net income are immaterial. See Note 7 for disclosures related to the split of the pension plan by Belo and A. H. Belo.

(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

	2011	2010

Income (loss) (Numerator)
Net earnings (loss)	$(4,314)	$13,542
Less: Income to participating securities	—	217

Income (loss) available to common stockholders	(4,314)	13,325

Shares (Denominator)
Weighted average shares outstanding (basic)	103,403	102,809
Dilutive effect of employee stock options	—	416
Dilutive effect of restricted stock units (RSU)	—	—

Adjusted weighted average shares outstanding	103,403	103,225

Earnings (loss) per share:
Basic	$(.04)	$.13
Diluted	$(.04)	$.13

For the three months ended March 31, 2011, the Company excluded common stock options for 9,535 shares and 1,036 restricted stock units (RSUs) due to the net loss during that period as to include them would be anti-dilutive. For the three months ended March 31, 2010, the Company excluded options for 10,777 shares and 421 RSUs because to include them would be anti-dilutive.

(4)	At March 31, 2011, Belo had $886,331 in fixed-rate debt securities as follows: $175,654 of 6 3/4% Senior Notes due 2013, $270,677 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At March 31, 2011, Belo also had variable-rate debt capacity of $205,000 under a credit agreement (Amended 2009 Credit Agreement). As of March 31, 2011, the Company did not have an outstanding balance under the Amended 2009 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2011, the Company’s leverage ratio was 3.6, its interest coverage ratio was 3.3 and its senior leverage ratio was 0.0. At March 31, 2011, the Company was in compliance with all debt covenant requirements.

At March 31, 2011, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 8% Senior Notes due November 15, 2016, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $186,481, $301,125, $184,740, and $206,400, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity (Level 1 inputs).

(5)	The Company’s 8% Senior Notes are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s current 100%-owned subsidiaries, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$151,470	$—	$151,470

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	53,836	—	53,836
Station programming and other operating costs	—	50,196	—	50,196
Corporate operating costs	5,704	595	—	6,299
Pension settlement charge and contribution reimbursements	20,466	—	—	20,466
Depreciation	306	7,618	—	7,924

Total operating costs and expenses	26,476	112,245	—	138,721

Earnings (loss) from operations	(26,476)	39,225	—	12,749

Other Income and Expense
Interest expense	(17,958)	(25)	—	(17,983)
Intercompany interest	1,684	(1,684)	—	—
Other expense, net	(39)	219	—	180

Total other income and expense	(16,313)	(1,490)	—	(17,803)

Earnings (loss) before income taxes	(42,789)	37,735	—	(5,054)

Income tax benefit (expense)	6,510	(5,770)	—	740
Equity in earnings (loss) of subsidiaries	31,965	—	(31,965)	—

Net earnings (loss)	$(4,314)	$31,965	$(31,965)	$(4,314)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$154,332	$—	$154,332

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	51,224	—	51,224
Station programming and other operating costs	—	45,631	—	45,631
Corporate operating costs	8,784	825	—	9,609
Pension contribution reimbursements	(4,072)	—	—	(4,072)
Depreciation	611	8,632	—	9,243

Total operating costs and expenses	5,323	106,312	—	111,635

Earnings (loss) from operations	(5,323)	48,020	—	42,697

Other Income and Expense
Interest expense	(19,855)	(33)	—	(19,888)
Intercompany interest	1,703	(1,703)	—	—
Other expense, net	(167)	(100)	—	(267)

Total other income and expense	(18,319)	(1,836)	—	(20,155)

Earnings (loss) before income taxes	(23,642)	46,184	—	22,542

Income tax benefit (expense)	10,120	(19,120)	—	(9,000)
Equity in earnings (loss) of subsidiaries	27,064	—	(27,064)	—

Net earnings (loss)	$13,542	$27,064	$(27,064)	$13,542

Condensed Consolidating Balance Sheet
As of March 31, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and temporary cash investments	$11,111	$1,272	$—	$12,383
Accounts receivable, net	279	130,961	—	131,240
Other current assets	59,954	14,787	—	74,741

Total current assets	71,344	147,020	—	218,364

Property, plant and equipment, net	3,552	155,454	—	159,006
Intangible assets, net	—	725,399	—	725,399
Goodwill	—	423,873	—	423,873
Deferred income taxes	34,188	—	(34,188)	—
Intercompany receivable	190,156	—	(190,156)	—
Investment in subsidiaries	958,746	—	(958,746)	—
Other assets	37,722	25,854	—	63,576

Total assets	$1,295,708	$1,477,600	$(1,183,090)	$1,590,218

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,893	$7,456	$—	$17,349
Accrued expenses	34,583	26,122	—	60,705
Short-term pension obligation	15,720	—	—	15,720
Income taxes payable	8,142	—	—	8,142
Deferred revenue	—	3,526	—	3,526
Accrued interest payable	18,412	—	—	18,412

Total current liabilities	86,750	37,104	—	123,854

Long-term debt	886,331	—	—	886,331
Deferred income taxes	—	280,526	(34,188)	246,338
Pension obligation	59,569	—	—	59,569
Intercompany payable	—	190,156	(190,156)	—
Other liabilities	10,181	11,068	—	21,249
Total shareholders’ equity	252,877	958,746	(958,746)	252,877

Total liabilities and shareholders’ equity	$1,295,708	$1,477,600	$(1,183,090)	$1,590,218

Condensed Consolidating Balance Sheet
As of December 31, 2010
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and temporary cash investments	$5,290	$3,019	$—	$8,309
Accounts receivable, net	190	144,802	—	144,992
Income tax receivable	37,921	—	—	37,921
Other current assets	6,443	13,131	—	19,574

Total current assets	49,844	160,952	—	210,796

Property, plant and equipment, net	3,877	160,562	—	164,439
Intangible assets, net	—	725,399	—	725,399
Goodwill	—	423,873	—	423,873
Deferred income taxes	70,736	—	(70,736)	—
Intercompany receivable	238,189	—	(238,189)	—
Investment in subsidiaries	926,781	—	(926,781)	—
Other assets	38,422	27,461	—	65,883

Total assets	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,884	$10,860	$—	$20,744
Accrued expenses	23,810	28,464	—	52,274
Short-term pension obligation	36,571	—	—	36,571
Income taxes payable	13,701	—	—	13,701
Deferred revenue	—	3,505	—	3,505
Accrued interest payable	10,405	—	—	10,405

Total current liabilities	94,371	42,829		137,200

Long-term debt	897,111	—	—	897,111
Deferred income taxes	—	277,501	(70,736)	206,765
Pension obligation	155,510	—	—	155,510
Intercompany payable	—	238,189	(238,189)	—
Other liabilities	10,215	12,947	—	23,162
Total shareholders’ equity	170,642	926,781	(926,781)	170,642

Total liabilities and shareholders’ equity	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$(14,452)	$31,836	$17,384

Investments
Capital expenditures	(874)	(2144)	(3,018)
Other investments, net	57	526	583

Net cash used for investments	(817)	(1,618)	(2,435)

Financing
Net proceeds from revolving debt	23,400	—	23,400
Payments on revolving debt	(34,400)	—	(34,400)
Net proceeds from exercise of stock options	58	—	58
Excess tax benefit from option exercises	67	—	67
Intercompany activity	31,965	(31,965)	—

Net cash provided by (used for) financing activities	21,090	(31,965)	(10,875)

Net increase (decrease) in cash and temporary cash investments	5,821	(1,747)	4,074
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309

Cash and temporary cash investments at end of period	$11,111	$1,272	$12,383

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$(11,244)	$48,922	$37,678

Investments
Capital expenditures	(339)	(2,352)	(2,691)
Other investments, net	—	79	79

Net cash used for investments	(339)	(2,273)	(2,612)

Financing
Net proceeds from revolving debt	11,000	—	11,000
Payments on revolving debt	(46,000)	—	(46,000)
Net proceeds from exercise of stock options	26	—	26
Excess tax benefit from option exercises	24	—	24
Intercompany activity	46,805	(46,805)	—

Net cash provided by (used for) financing activities	11,855	(46,805)	(34,950)

Net increase (decrease) in cash and temporary cash investments	272	(156)	116
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800

Cash and temporary cash investments at end of period	$3,918	$998	$4,916

(6)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

Share-based compensation cost for awards to Belo’s employees and non-employee directors was $2,430 and $2,932, for the three months ended March 31, 2011 and 2010, respectively. No compensation cost is recognized related to options issued by Belo but held by employees and non-employee directors of A. H. Belo.

(7)	In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (Pension Plan). As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.

For Belo, the pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan results in the transfer of $238,833 in Pension Plan assets, of which over 90 percent of the assets have been transferred to A.H. Belo, and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which is recorded as a non-cash settlement gain, and recognition of actuarial losses of $129,665 previously recognized in accumulated other comprehensive loss, which is recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed below. The combined result of all pension transactions in the first quarter is a net charge before taxes of $20,466. Additionally, the Company’s effective tax rate for the first quarter reflects the impact of deferred tax adjustments of $7,143 in pension settlement items.

As of March 31, 2011, remaining Pension Plan assets pertaining to A.H. Belo’s current and former employees of approximately $24,000 were included in Other Current Assets with a corresponding liability in Accrued Expenses on the Company’s Balance Sheet. The Company expects to complete the transfer of Pension Plan assets by June 30, 2011.

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the three months ended March 31, 2011, the Company made contributions totaling $15,457 to the Pension Plan related to the 2010 plan year and A. H. Belo reimbursed the Company $8,233. A. H. Belo has no further obligation to reimburse the Company for any future contributions. During the remaining nine months of 2011, the Company expects to make contributions of approximately $12,000 to the Pension Plan. These expected contributions are for the benefit of Belo’s current and former employees. No plan assets are expected to be returned to the Company during the year ending December 31, 2011. For the three months ended March 31, 2010, the Company made contributions totaling $6,787 to the Pension Plan related to the 2010 plan year and A. H. Belo reimbursed the Company $4,072.

At the end of the first quarter of 2011, including the effect of the Pension Plan split, the Company’s remaining unfunded liability was $75,289, a decrease of $116,792 as compared to December 31, 2010. The remaining unfunded liability pertains to Belo’s current and former employees who participate in the Pension Plan. The pension split will also affect estimated pension expense, minimum required pension contributions and estimated benefit payments, as subsequent to the pension split these amounts relate solely to current and former employees of Belo for all plan years beginning January 1, 2011.

Net periodic pension cost includes the following components for the three months ended March 31, 2011, subsequent to the Pension Plan split and for the three months ended March 31, 2010, prior to the Pension Plan split when the Company was the sole plan sponsor:

	2011	2010

Interest cost on projected benefit obligation	$3,415	$8,163
Expected return on assets	(3,019)	(7,945)
Amortization of net loss	680	1,099

Net periodic pension cost before settlement charge	1,076	1,317
Settlement charge	28,699	—

Net periodic pension cost	$29,775	$1,317

(8)	In addition to the proceeding disclosed below, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs have moved for reconsideration. The Company believes the lawsuit is without merit and is vigorously defending against it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)
The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.
Overview
Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company owns two local and two regional cable news channels and holds an ownership interest in one other cable news channel.
The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.
The following table sets forth the Company’s major media assets as of March 31, 2011:

					Number of
		Station/	Year Belo		Commercial
	Market	News	Acquired/	Network	Stations in
Market	Rank(1)	Channel	Started	Affiliation	Market(2)

Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Phoenix	12	KTVK	1999	IND	13
Phoenix	12	KASW	2000	CW	13
Seattle/Tacoma	13	KING	1997	NBC	13
Seattle/Tacoma	13	KONG	2000	IND	13
Seattle/Tacoma	13	NWCN	1997	N/A	N/A
St. Louis	21	KMOV	1997	CBS	8
Portland(3)	22	KGW	1997	NBC	8
Charlotte	23	WCNC	1997	NBC	8
San Antonio	37	KENS	1997	CBS	10
Hampton/Norfolk	43	WVEC	1984	ABC	8
Austin	44	KVUE	1999	ABC	7
Louisville	50	WHAS	1997	ABC	7
New Orleans(4)	52	WWL	1994	CBS	8
New Orleans(5)	52	WUPL	2007	MNTV	9
Tucson	67	KMSB	1997	FOX	9
Tucson	67	KTTU	2002	MNTV	9
Spokane	75	KREM	1997	CBS	7
Spokane	75	KSKN	2001	CW	7
Boise(6)	113	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2010 Nielsen Media Research report.

(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.

(4)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.

(5)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(6)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
The Company intends for the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.
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
The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion, regarding the Company’s results of operations in the first quarter of 2011 as compared to the first quarter of 2010, is provided below.

Results of Operations
(Dollars in thousands, except per share amounts)

	Percentage
Three Months ended March 31,	2011	Change	2010

Net operating revenues	$151,470	(1.9)%	$154,332

Pension settlement charge and contribution reimbursements	20,466	NM	(4,072)
Other operating costs and expenses	118,255	2.2%	115,707

Total operating costs and expenses	138,721	24.3%	111,635

Earnings from operations	12,749	(70.1)%	42,697
Other income (expense)	(17,803)	(11.7)%	(20,155)

Earnings (loss) before income taxes	(5,054)	NM	22,542
Income tax benefit (expense)	740	NM	(9,000)

Net earnings (loss)	$(4,314)	NM	$13,542

NM is not meaningful.
Net Operating Revenues

	Percentage
Three Months ended March 31,	2011	Change	2010

Spot advertising revenue	$122,781	(4.2)%	$128,205
Other revenue	28,689	9.8%	26,127

Net operating revenues	$151,470	(1.9)%	$154,332

Spot advertising revenue decreased $5,424, or 4.2 percent, in the first three months of 2011 as compared to the first three months of 2010. This decrease is primarily due to a $5,888 decrease in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. The decrease in political advertising revenues was partially offset by an increase in total local and national spot revenues of $464 or 0.4 percent versus the prior year. Increases in the healthcare, consumer services and entertainment categories were mostly offset by decreases in the financial services, restaurant and grocery categories. Other revenue increased primarily due to a 24.7 percent increase in retransmission revenue and a 19.9 percent increase in Internet revenue, partially offset by a decline in network compensation.
Operating Costs and Expenses
Station salaries, wages and employee benefits increased $2,612, or 5.1 percent, primarily due to increases in salary expense of $1,147, partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $667 and higher pension expense of $537. Station programming and other operating costs increased $4,565, or 10.0 percent, primarily related to a non-cash expense reduction in 2010 of $3,854, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Four Belo markets converted to this digital equipment in the first quarter of 2010.
Corporate operating costs decreased $3,310, or 34.4 percent, in the first quarter 2011, primarily related to a decrease in accrued bonus expense of $843, a decrease in pension expense of $778 related to the pension split and a decrease in technology costs of $808.
In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.
For Belo, the pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan results in the transfer of $238,833 in Pension Plan assets, of which over 90 percent of the assets have been transferred to A. H. Belo, and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which is recorded as a non-cash settlement gain, and recognition of $129,665 in actuarial losses previously recognized in accumulated other comprehensive loss which are recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed in “Liquidity and Capital Resources” below. The combined result of all pension settlement transactions in the first quarter is a net charge before taxes of $20,466.
Other income (expense)
Interest expense decreased $1,905, or 9.6 percent, due primarily to decreased interest costs associated with lower variable rate debt balances in the first quarter of 2011 versus the first quarter of 2010. In addition, commitment fees and amortization of financing costs associated with the variable rate debt declined due to the Company’s election to reduce commitments under the credit agreement in August 2010.
Income taxes decreased $9,740, for the three months ended March 31, 2011, compared with the three months ended March 31, 2010, primarily due to the $7,143 tax benefit related to deferred tax adjustments for the pension settlement charge and lower pretax earnings.
Station Adjusted EBITDA

	Percentage
Three Months ended March 31,	2011	Change	2010

Station Adjusted EBITDA	$47,438	(17.5)%	$57,477
Corporate operating costs and expenses	(6,299)	(34.4)%	(9,609)
Depreciation	(7,924)	(14.3)%	(9,243)
Pension settlement charge and contribution reimbursements	(20,466)	NM	4,072

Net earnings from operations	$12,749	(70.1)%	$42,697

NM is not meaningful.
Belo’s management uses Station Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension settlement charge and contribution reimbursements and corporate operating costs and expenses. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station Adjusted EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.
For the three months ended March 31, 2011, Station Adjusted EBITDA decreased $10,039, or 17.5 percent, compared with the three months ended March 31, 2010. This decrease was due to the decrease in political, Olympics and Super Bowl revenue and an increase in operating costs and expenses as discussed above.
Liquidity and Capital Resources
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows
Net cash provided by operations was $17,384 in the first quarter 2011 compared with $37,678 in the first quarter 2010. The 2011 operating cash flows were primarily provided by the net loss adjusted for non-cash and pension-related items, and routine changes in working capital. The 2010 operating cash flows were primarily provided by net earnings adjusted for non-cash items and routine changes in working capital. The decrease in net cash provided by operations is primarily due to higher pension contributions and payments in the first quarter of 2011 for bonuses accrued in 2010.
The Company made $15,457 in contributions to its Pension Plan during the first quarter of 2011 compared to contributions of $6,787 during the first quarter of 2010. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of any contributions the Company made to the Pension Plan. Such reimbursements totaled $8,233 and $4,072 during the first quarters of 2011 and 2010, respectively.
Investing Cash Flows
Net cash flows used for investing activities were $2,435 in the first quarter 2011 compared to $2,612 in the first quarter 2010. The investing cash flows were primarily used for capital expenditures.
Capital Expenditures
Total capital expenditures were $3,018 in the first quarter 2011 compared with $2,691 in the first quarter 2010.
Financing Cash Flows
Net cash flows used for financing activities were $10,875 in the first quarter 2011 compared with $34,950 in the first quarter 2010. The financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility.
Long-Term Debt
At March 31, 2011, Belo had $886,331 in fixed-rate debt securities as follows: $175,654 of 6 3/4% Senior Notes due 2013, $270,677 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027 and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At March 31, 2011, Belo also had variable-rate debt capacity of $205,000 under a credit agreement (Amended 2009 Credit Agreement). As of March 31, 2011, there was no balance outstanding under the Amended 2009 Credit Agreement and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2011, the Company’s leverage ratio was 3.6, its interest coverage ratio was 3.3 and its senior leverage ratio was 0.0. At March 31, 2011, the Company was in compliance with all debt covenant requirements.
Dividends
On April 26, 2011, the Company declared a quarterly dividend of five cents per share on Series A and Series B common stock outstanding, to be paid on September 2, 2011, to shareholders of record on August 12, 2011.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of March 31, 2011, under this authority was 13,030,716 shares. During the first quarter 2011, no shares were repurchased under this program. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases.

Other
The Company has various sources available to meet its 2011 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $205,000 revolving credit facility. The Company believes its resources are adequate to meet its foreseeable needs.
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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including Belo’s Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures
During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s president and Chief Executive Officer and senior vice president/Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the president and Chief Executive Officer and senior vice president/Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective such that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including the president and Chief Executive Officer and senior vice president/Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.

Item 1.	Legal Proceedings
In addition to the disclosure below, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. Plaintiffs have moved for reconsideration. The Company believes the lawsuit is without merit and is vigorously defending against it.

Item 1A.	Risk Factors
There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form-10-K for the fiscal year ended December 31, 2010.

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

Exhibit
Number	Description

2.1 *	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

Exhibit
Number	Description

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:

	(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

	(2) *	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(3) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4) *
(a)   $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

Exhibit
Number	Description

	*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(5) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(6) *	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

	(7) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

	(8) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

	(9) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

	(10) *	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

	(11) *	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

	(12) *	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1	Financing agreements:

	(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

	(2) *	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

	(3) *	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))

	(4) *	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)

	(5) *	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the November 16, 2009 Form 8-K)

Exhibit
Number	Description

	(6) *	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)

	(7) *	First Amendment dated as of August 11, 2010, to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2009, as further amended and restated as of November 16, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010 (Securities and Exchange Commission File No. 001-08598))

~10.2	Compensatory plans:

	~(1)	Belo Savings Plan:

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

*
(f)   Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010 (Exhibit 10.2.1(f) to the Company’s Annual Report on Form 10-K dated March 11, 2011 (Securities and Exchange Commission file No. 001-08598))

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

Exhibit
Number	Description
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

	~(8) *	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

*
(a)   Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598) (the “March 2, 2006 Form 8-K”))

*
(b)   Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2011 (Securities and Exchange Commission file No. 001-08598))

	*	(c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on

Exhibit
Number	Description
Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

	~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

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

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
April 27, 2011	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)