Form 10-Q
period 2011-06-30
BELO CORP
filed 2011-08-04
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $1.67 par value	103,679,804*
*	Consisting of 93,415,137 shares of Series A Common Stock and 10,264,667 shares of Series B Common Stock.

BELO CORP.
FORM 10-Q

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Removed and Reserved	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	26
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.	Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts (unaudited)	2011	2010	2011	2010

Net Operating Revenues	$166,379	$162,982	$317,849	$317,314

Operating Costs and Expenses
Station salaries, wages and employee benefits	54,525	51,911	108,361	103,135
Station programming and other operating costs	52,565	47,015	102,761	92,646
Corporate operating costs	6,692	7,855	12,991	17,464
Pension settlement charge and contribution reimbursements	—	(4,200)	20,466	(8,272)
Depreciation	7,707	8,770	15,631	18,013

Total operating costs and expenses	121,489	111,351	260,210	222,986

Earnings from operations	44,890	51,631	57,639	94,328

Other Income and (Expense)
Interest expense	(18,050)	(19,815)	(36,033)	(39,703)
Other income, net	649	375	829	108

Total other income and (expense)	(17,401)	(19,440)	(35,204)	(39,595)

Earnings before income taxes	27,489	32,191	22,435	54,733
Income taxes	9,402	12,666	8,662	21,666

Net earnings	$18,087	$19,525	$13,773	$33,067

Earnings Per Share
Basic	$0.17	$0.19	$0.13	$0.32
Diluted	$0.17	$0.19	$0.13	$0.31

Weighted Average Shares Outstanding
Basic	103,626	103,027	103,515	102,919
Diluted	104,022	103,456	103,917	103,342

Dividends declared per share	$0.05	$—	$0.05	$—
See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	June 30,	December 31,
(unaudited)	2011	2010

Assets

Current assets:
Cash and temporary cash investments	$16,061	$8,309
Accounts receivable, net	141,271	144,992
Income tax receivable	32,692	37,921
Other current assets	21,022	19,574

Total current assets	211,046	210,796

Property, plant and equipment, net	149,638	164,439
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	63,795	65,883

Total assets	$1,573,751	$1,590,390

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$18,449	$20,744
Accrued expenses	38,250	52,274
Short-term pension obligation	15,095	36,571
Accrued interest payable	10,578	10,405
Income taxes payable	5,182	13,701
Dividends payable	5,178	—
Deferred revenue	2,780	3,505

Total current liabilities	95,512	137,200

Long-term debt	886,553	897,111
Deferred income taxes	250,675	206,765
Pension obligation	56,939	155,510
Other liabilities	17,167	23,162

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 93,412,167 shares at June 30, 2011 and 92,916,960 shares at December 31, 2010	155,998	155,172
Series B: Issued 10,264,667 shares at June 30, 2011 and 10,272,679 shares at December 31, 2010	17,142	17,155
Additional paid-in capital	916,648	915,014
Accumulated deficit	(765,382)	(773,976)
Accumulated other comprehensive loss	(57,501)	(142,723)

Total shareholders’ equity	266,905	170,642

Total liabilities and shareholders’ equity	$1,573,751	$1,590,390

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2011	2010

Operations
Net earnings	$13,773	$33,067
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	15,631	18,013
Pension settlement charge	28,699	—
Pension contributions	(19,557)	(13,787)
Deferred income taxes	(1,540)	13,458
Employee retirement expense	1,810	2,516
Share-based compensation	1,435	1,281
Other non-cash items	554	(6,238)
Equity (income) loss from partnerships	(750)	(191)
Other, net	(844)	(1,983)
Net change in operating assets and liabilities:
Accounts receivable	3,109	2,984
Other current assets	(2,225)	7,401
Accounts payable	(4,139)	(6,481)
Accrued expenses	(13,942)	4,569
Accrued interest payable	174	395
Income taxes payable	(3,290)	(7,546)

Net cash provided by operations	18,898	47,458

Investments
Capital expenditures	(6,741)	(6,467)
Proceeds from disposition of real estate	5,919	—
Other investments, net	459	23

Net cash used for investments	(363)	(6,444)

Financing
Net proceeds from revolving debt	32,000	38,000
Payments on revolving debt	(43,000)	(77,000)
Net proceeds from exercise of stock options	103	33
Excess tax benefit from option exercises	114	36

Net cash used for financing	(10,783)	(38,931)

Net increase in cash and temporary cash investments	7,752	2,083
Cash and temporary cash investments at beginning of period	8,309	4,800

Cash and temporary cash investments at end of period	$16,061	$6,883

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
All amounts are in thousands, except per share amounts, unless otherwise indicated.
(2)	Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate through a limited liability company. The investment in the limited liability company is recorded as an equity method investment and is included in other assets. Belo and A. H. Belo also co-own other investments in third party businesses which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the limited liability company and third party investments included in the Company’s net income are immaterial. See Note 7 for disclosures related to the split of the pension plan by Belo and A. H. Belo.
(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Income (Numerator)
Net earnings	$18,087	$19,525	$13,773	$33,067
Less: Income to participating securities	(252)	(303)	(171)	(522)

Income available to common stockholders	$17,835	$19,222	$13,602	$32,545

Shares (Denominator)
Weighted average shares outstanding (basic)	103,626	103,027	103,515	102,919
Dilutive effect of employee stock options	396	429	402	423
Dilutive effect of restricted stock units (RSUs)	—	—	—	—

Adjusted weighted average shares outstanding	104,022	103,456	103,917	103,342

Earnings per share:
Basic	$0.17	$0.19	$0.13	$0.32
Diluted	$0.17	$0.19	$0.13	$0.31

For the three months ended June 30, 2011, the Company excluded common stock options for 8,801,360 shares and 612,644 restricted stock units (RSUs) because to include them would be anti-dilutive. For the six months ended June 30, 2011, the Company excluded options for 8,803,614 shares and 568,999 RSUs because to include them would be anti-dilutive. For the three months ended June 30, 2010, the Company excluded options for 10,605,692 shares and 354,081 RSUs because to include them would be anti-dilutive. For the six months ended June 30, 2010, the Company excluded options for 10,614,847 shares and 378,823 RSUs because to include them would be anti-dilutive.
(4)	At June 30, 2011, Belo had $886,553 in fixed-rate debt securities as follows: $175,685 of 6 3/4% Senior Notes due 2013; $270,868 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At June 30, 2011, Belo also had variable-rate debt capacity of $205,000 under a credit agreement (Amended 2009 Credit Agreement). As of June 30, 2011, the Company did not have an outstanding balance under the Amended 2009 Credit Agreement and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2011, the Company’s leverage ratio was 3.7, its interest coverage ratio was 3.3 and its senior leverage ratio was 0.0. At June 30, 2011, the Company was in compliance with all debt covenants.
At June 30, 2011, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 8% Senior Notes due November 15, 2016, 7 3/4% Senior Debentures due June 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $188,416, $301,813, $181,000, and $214,800, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity (Level 1 inputs).
(5)	In November 2009, the Company issued Senior Notes that are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s current 100%-owned subsidiaries, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$166,379	$—	$166,379

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	54,525	—	54,525
Station programming and other operating costs	—	52,565	—	52,565
Corporate operating costs	5,862	830	—	6,692
Pension settlement charge and contribution reimbursements	—	—	—	—
Depreciation	317	7,390	—	7,707

Total operating costs and expenses	6,179	115,310	—	121,489

Earnings (loss) from operations	(6,179)	51,069	—	44,890

Other Income and (Expense)
Interest expense	(18,028)	(22)	—	(18,050)
Intercompany interest	1,114	(1,114)	—	—
Other income (expense), net	(26)	675	—	649

Total other income and (expense)	(16,940)	(461)	—	(17,401)

Earnings (loss) before income taxes	(23,119)	50,608	—	27,489

Income tax benefit (expense)	20,016	(29,418)	—	(9,402)
Equity in earnings of subsidiaries	21,190	—	(21,190)	—

Net earnings	$18,087	$21,190	$(21,190)	$18,087

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$162,982	$—	$162,982

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	51,911	—	51,911
Station programming and other operating costs	—	47,015	—	47,015
Corporate operating costs	6,700	1,155	—	7,855
Pension contribution reimbursement	(4,200)	—	—	(4,200)
Depreciation	460	8,310	—	8,770

Total operating costs and expenses	2,960	108,391	—	111,351

Earnings (loss) from operations	(2,960)	54,591	—	51,631

Other Income and (Expense)
Interest expense	(19,785)	(30)	—	(19,815)
Intercompany interest	1,703	(1,703)	—	—
Other income (expense), net	(47)	422	—	375

Total other income and (expense)	(18,129)	(1,311)	—	(19,440)

Earnings (loss) before income taxes	(21,089)	53,280	—	32,191

Income tax benefit (expense)	16,185	(28,851)	—	(12,666)
Equity in earnings of subsidiaries	24,429	—	(24,429)	—

Net earnings	$19,525	$24,429	$(24,429)	$19,525

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$317,849	$—	$317,849

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	108,361	—	108,361
Station programming and other operating costs	—	102,761	—	102,761
Corporate operating costs	11,566	1,425	—	12,991
Pension settlement charges and contribution reimbursements	20,466	—	—	20,466
Depreciation	623	15,008	—	15,631

Total operating costs and expenses	32,655	227,555	—	260,210

Earnings (loss) from operations	(32,655)	90,294	—	57,639

Other Income and (Expense)
Interest expense	(35,986)	(47)	—	(36,033)
Intercompany interest	2,798	(2,798)	—	—
Other income (expense), net	(65)	894	—	829

Total other income and (expense)	(33,253)	(1,951)	—	(35,204)

Earnings (loss) before income taxes	(65,908)	88,343	—	22,435

Income tax benefit (expense)	26,526	(35,188)	—	(8,662)
Equity in earnings of subsidiaries	53,155	—	(53,155)	—

Net earnings	$13,773	$53,155	$(53,155)	$13,773

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$317,314	$—	$317,314

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	103,135	—	103,135
Station programming and other operating costs	—	92,646	—	92,646
Corporate operating costs	15,484	1,980	—	17,464
Pension contribution reimbursement	(8,272)	—	—	(8,272)
Depreciation	1,071	16,942	—	18,013

Total operating costs and expenses	8,283	214,703	—	222,986

Earnings (loss) from operations	(8,283)	102,611	—	94,328

Other Income and (Expense) Interest expense	(39,640)	(63)	—	(39,703)
Intercompany interest	3,406	(3,406)	—	—
Other income (expense), net	(214)	322	—	108

Total other income and (expense)	(36,448)	(3,147)	—	(39,595)

Earnings (loss) before income taxes	(44,731)	99,464	—	54,733

Income tax benefit (expense)	26,305	(47,971)	—	(21,666)
Equity in earnings of subsidiaries	51,493	—	(51,493)	—

Net earnings	$33,067	$51,493	$(51,493)	$33,067

Condensed Consolidating Balance Sheet
As of June 30, 2011
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and temporary cash investments	$14,601	$1,460	$—	$16,061
Accounts receivable, net	104	141,167	—	141,271
Income tax receivable	32,692	—	—	32,692
Other current assets	6,235	14,787	—	21,022

Total current assets	53,632	157,414	—	211,046

Property, plant and equipment, net	3,455	146,183	—	149,638
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	32,587	—	(32,587)	—
Intercompany receivable	165,304	—	(165,304)	—
Investment in subsidiaries	979,936	—	(979,936)	—
Other assets	40,206	23,589	—	63,795

Total assets	$1,275,120	$1,476,458	$(1,177,827)	$1,573,751

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,748	$8,701	$—	$18,449
Accrued expenses	11,930	26,320	—	38,250
Short-term pension obligation	15,095	—	—	15,095
Accrued interest payable	10,578	—	—	10,578
Income taxes payable	5,182	—	—	5,182
Dividends payable	5,178	—	—	5,178
Deferred revenue	—	2,780	—	2,780

Total current liabilities	57,711	37,801	—	95,512

Long-term debt	886,553	—	—	886,553
Deferred income taxes	—	283,262	(32,587)	250,675
Pension obligation	56,939	—	—	56,939
Intercompany payable	—	165,304	(165,304)	—
Other liabilities	7,012	10,155	—	17,167
Total shareholders’ equity	266,905	979,936	(979,936)	266,905

Total liabilities and shareholders’ equity	$1,275,120	$1,476,458	(1,177,827)	$1,573,751

Condensed Consolidating Balance Sheet
As of December 31, 2010
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and temporary cash investments	$5,290	$3,019	$—	$8,309
Accounts receivable, net	190	144,802	—	144,992
Income tax receivable	37,921	—	—	37,921
Other current assets	6,443	13,131	—	19,574

Total current assets	49,844	160,952	—	210,796

Property, plant and equipment, net	3,877	160,562	—	164,439
Intangible assets, net	—	725,399	—	725,399
Goodwill, net	—	423,873	—	423,873
Deferred income taxes	70,736	—	(70,736)	—
Intercompany receivable	238,189	—	(238,189)	—
Investment in subsidiaries	926,781	—	(926,781)	—
Other assets	38,422	27,461	—	65,883

Total assets	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,884	$10,860	$—	$20,744
Accrued expenses	23,810	28,464	—	52,274
Short-term pension obligation	36,571	—	—	36,571
Income taxes payable	13,701	—	—	13,701
Deferred revenue	—	3,505	—	3,505
Accrued interest payable	10,405	—	—	10,405

Total current liabilities	94,371	42,829	—	137,200

Long-term debt	897,111	—	—	897,111
Deferred income taxes	—	277,501	(70,736)	206,765
Pension obligation	155,510	—	—	155,510
Intercompany payable	—	238,189	(238,189)	—
Other liabilities	10,215	12,947	—	23,162
Total shareholders’ equity	170,642	926,781	(926,781)	170,642

Total liabilities and shareholders’ equity	$1,327,849	$1,498,247	(1,235,706)	$1,590,390

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$(31,426)	$50,324	$18,898

Investments
Capital expenditures	(1,476)	(5,265)	(6,741)
Proceeds from disposition of real estate	—	5,919	5,919
Other investments, net	(159)	618	459

Net cash provided by (used for) investments	(1,635)	1,272	(363)

Financing
Net proceeds from revolving debt	32,000	—	32,000
Payments on revolving debt	(43,000)	—	(43,000)
Net proceeds from exercise of stock options	103	—	103
Excess tax benefit from option exercises	114	—	114
Intercompany activity	53,155	(53,155)	—

Net cash provided by (used for) financing activities	42,372	(53,155)	(10,783)

Net increase (decrease) in cash and temporary cash investments	9,311	(1,559)	7,752
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309

Cash and temporary cash investments at end of period	$14,601	$1,460	$16,061

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
Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,291 and $3,722, for the three and six months ended June 30, 2011. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $667 and $3,599 for the three and six months ended June 30, 2010.

(7)	In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (Pension Plan). As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo. As of June 30, 2011, the remaining unfunded liability pertaining to Belo’s current and former employees was $72,034.
For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan results in the transfer of $238,833 in Pension Plan assets, all of which have been transferred to A.H. Belo, and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of actuarial losses of $129,665 previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed below. The combined result of all pension split transactions was a net charge before taxes of $20,466. Additionally, the Company’s 2011 effective tax rate reflects the effect of deferred tax adjustments of $7,143 in pension settlement items.
Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the six months ended June 30, 2011, the Company made contributions totaling $19,557 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233 related to contributions for the 2010 plan year. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year. During the second half of 2011, the Company expects to make contributions of approximately $7,600 to the Pension Plan for the 2011 plan year. These expected contributions are for the benefit of Belo’s current and former employees. No plan assets are expected to be returned to the Company during the year ending December 31, 2011. For the three and six months ended June 30, 2010, the Company made contributions totaling $7,000 and $13,787 to the Pension Plan related to the 2010 plan year and A. H. Belo reimbursed the Company $4,200 and $8,272, respectively.
Net periodic pension cost includes the following components for the three and six months ended June 30, 2011, subsequent to the Pension Plan split, and for the three and six months ended June 30, 2010, prior to the Pension Plan split when the Company was the sole plan sponsor:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest cost on projected benefit obligation	$3,415	$8,163	$6,830	$16,326
Expected return on assets	(3,018)	(7,945)	(6,037)	(15,890)
Amortization of net loss	680	1,099	1,360	2,198

Net periodic pension cost before settlement charge	1,077	1,317	2,153	2,634
Settlement charge	—	—	28,699	—

Net periodic pension cost	$1,077	$1,317	$30,852	$2,634

(8)	The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In July 2011, the Company received satisfactory resolution of a pending tax matter which will result in a reduction in tax expense of approximately $2,400 in the third quarter of 2011. The full year 2011 effective tax rate is now expected to be approximately 36 percent.
(9)	In addition to the proceeding described below, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.
Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Company believes the lawsuit is without merit and is vigorously defending against it.

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

The following table sets forth the Company’s major media assets as of June 30, 2011:

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
The Company intends, for the discussion of its financial condition and results of operations that follows, to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.
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
The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, is provided below.

Results of Operations
(Dollars in thousands)

	Three months ended June 30,			Six months ended June 30,
	Percentage			Percentage
	2011	Change	2010	2011	Change	2010

Net operating revenues	$166,379	2.1%	$162,982	$317,849	0.2%	$317,314
Pension settlement charge and contribution reimbursements	—	NM	(4,200)	20,466	NM	(8,272)
Other operating costs and expenses	121,489	5.1%	115,551	239,744	3.7%	231,258

Total operating costs and expenses	121,489	9.1%	111,351	260,210	16.7%	222,986

Earnings from operations	44,890	(13.1%)	51,631	57,639	(38.9%)	94,328
Other income (expense)	(17,401)	(10.5%)	(19,440)	(35,204)	(11.1%)	(39,595)

Earnings from operations before income taxes	27,489	(14.6%)	32,191	22,435	(59.0%)	54,733
Income tax expense	(9,402)	(25.8%)	(12,666)	(8,662)	(60.0%)	(21,666)

Net earnings	$18,087	(7.4%)	$19,525	$13,773	(58.3%)	$33,067

NM is not meaningful
Net Operating Revenues

	Three months ended June 30,			Six months ended June 30,
	Percentage			Percentage
	2011	Change	2010	2011	Change	2010
Spot advertising revenue	$137,039	1.4%	$135,199	$259,820	(1.4%)	$263,403
Other	29,340	5.6%	27,783	58,029	7.6%	53,911

Net operating revenues	$166,379	2.1%	$162,982	$317,849	0.2%	$317,314

Spot advertising revenue increased $1,840, or 1.4 percent, in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This increase is primarily due to increases in the healthcare, retail and telecommunications categories, partially offset by a decrease in the automotive category and a $1,356 decrease in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Other revenue increased primarily due to a 22.6 percent increase in retransmission revenue and a 17.6 percent increase in Internet revenue, partially offset by a decline in network compensation.
Spot advertising revenue decreased $3,583, or 1.4 percent, in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This decrease is primarily due to a $7,244 decrease in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. The decrease in political advertising revenues was partially offset by an increase in combined local and national spot revenues of $3,661, or 1.4 percent, versus the prior year. Increases in the healthcare, retail, telecommunications and consumer services categories were partially offset by decreases in the financial services, grocery and automotive categories. Other revenue increased due to a 23.7 percent increase in retransmission revenue and a 18.7 percent increase in Internet revenue, partially offset by a decline in network compensation.
Operating Costs and Expenses
Station salaries, wages and employee benefits increased $2,614, or 5.0 percent, in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to increases in salary expense of $1,319, partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $612 and higher pension expense of $538. Station programming and other operating costs increased $5,550, or 11.8 percent, in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to a non-cash expense reduction in 2010 of $3,125, relating to a 2005 Federal Communications Commission (FCC) decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Two Belo markets converted to this digital equipment in the second quarter of 2010. Additionally, technology costs increased $1,170, programming expense increased $783 and advertising and promotion expenses increased $426.
Station salaries, wages and employee benefits increased $5,226, or 5.1 percent, in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to increases in salary expense of $2,466, partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $1,279 and higher pension expense of $1,075. Station programming and other operating costs decreased $10,115, or 10.9 percent, primarily related to the non-cash expense reduction in 2010 of $7,019, relating to the 2005 FCC decision discussed above. Six Belo markets converted to this digital equipment in the first half of 2010. Additionally, technology costs increased $2,064, programming expense increased $1,379 and advertising and promotion expense increased $684.
Corporate operating costs decreased $1,163, or 14.8 percent, in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily related to a decrease in pension expense of $778 related to the pension split, a decrease in technology costs of $452 and a decrease in accrued bonus expense of $418. Corporate operating costs decreased $4,473, or 25.6 percent, in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily related to a decrease in technology costs of $1,557, a decrease in pension expense of $1,556 related to the pension split and a decrease in accrued bonus expense of $1,265.
In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo.
For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan results in the transfer of $238,833 in Pension Plan assets, all of which have been transferred to A. H. Belo, and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of $129,665 in actuarial losses previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed in “Liquidity and Capital Resources” below. The combined result of all pension split settlement transactions in 2011 was a net charge before taxes of $20,466.
Other Income and (Expense)
Interest expense decreased $1,765 and $3,670 in the three and six months ended June 30, 2011, respectively, due primarily to decreased interest costs associated with lower variable rate debt balances in the three and six months ended June 30, 2011 versus the same periods in 2010. In addition, commitment fees and amortization of financing costs associated with the variable rate debt declined due to the Company’s election to reduce commitments under the credit agreement in August 2010.
Income taxes decreased $3,264, for the three months ended June 30, 2011, compared with the three months ended June 30, 2010, primarily due to lower pretax earnings and the settlement of certain tax matters in the second quarter of 2011. Income taxes decreased $13,004, for the six months ended June 30, 2011, compared with the six months ended June 30, 2010, primarily due to the $7,143 tax benefit related to deferred tax adjustments for the pension settlement charge and lower pretax earnings.

Station Adjusted EBITDA

	Three months ended June 30,			Six months ended June 30,
	Percentage			Percentage
	2011	Change	2010	2011	Change	2010

Station Adjusted EBITDA	$59,289	(7.4%)	64,056	106,727	(12.2%)	121,533
Corporate operating costs and expenses	(6,692)	(14.8%)	(7,855)	(12,991)	(25.6%)	(17,464)
Depreciation	(7,707)	(12.1%)	(8,770)	(15,631)	(13.2%)	(18,013)
Pension settlement charge and contribution reimbursements	—	NM	4,200	(20,466)	NM	8,272

Earnings from operations	$44,890	(13.1%)	$51,631	$57,639	(38.9%)	$94,328

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
For the three months ended June 30, 2011, Station Adjusted EBITDA decreased $4,767, or 7.4 percent, compared with the three months ended June 30, 2010. For the six months ended June 30, 2011, Station Adjusted EBITDA decreased $14,806, or 12.2 percent, compared with the six months ended June 30, 2010. These decreases were due to the decrease in political, Olympics and Super Bowl revenue and an increase in operating costs and expenses as discussed above.
Liquidity and Capital Resources
Net cash provided by operating activities, bank borrowings and long-term debt are Belo’s primary sources of liquidity.
Operating Cash Flows
Net cash provided by operations was $18,898 in the six months ended June 30, 2011, compared with $47,458 in the six months ended June 30, 2010. The 2011 operating cash flows were primarily provided by net earnings adjusted for non-cash and pension-related items, pension contributions and routine changes in working capital. The 2010 operating cash flows were primarily provided by net earnings adjusted for non-cash items, pension contributions and routine changes in working capital. The decrease in net cash provided by operations is primarily due to higher pension contributions and payments in the first quarter of 2011 for bonuses accrued in 2010.
The Company made $19,557 in contributions to its Pension Plan for the 2010 and 2011 plan years during the six months ended June 30, 2011, and expects to make contributions of approximately $7,600 to its Pension Plan during the second half of 2011 related to the 2011 plan year. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of any contributions the Company made to the Pension Plan related to the 2010 plan year. Such reimbursements totaled $8,233 and $8,272 during the six months ended June 30, 2011 and 2010, respectively.
Investing Cash Flows
Net cash flows used for investing activities were $363 in the six months ended June 30, 2011, compared to $6,444 in the six months ended June 30, 2010. The 2011 investing cash flows were primarily used for capital expenditures, mostly offset by proceeds from the sale of certain real estate. The 2010 investing cash flows were primarily used for capital expenditures.

Property Transaction
In June 2011, the Company received $5,919 in proceeds from the sale of real estate it had purchased in 2005 for potential construction and recorded an immaterial gain on the sale.
Capital Expenditures
Total capital expenditures were $6,741 in the first six months of 2011 compared with $6,467 in the first six months of 2010.
Financing Cash Flows
Net cash flows used for financing activities were $10,783 in the six months ended June 30, 2011 compared with $38,931 in the six months ended June 30, 2010. The financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility.
Long-Term Debt
At June 30, 2011, Belo had $886,553 in fixed-rate debt securities as follows: $175,685 of 6 3/4% Senior Notes due 2013; $270,868 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At June 30, 2011, Belo also had variable-rate debt capacity of $205,000 under a credit agreement (Amended 2009 Credit Agreement). As of June 30, 2011, there was no balance outstanding under the Amended 2009 Credit Agreement and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2011, the Company’s leverage ratio was 3.7, its interest coverage ratio was 3.3 and its senior leverage ratio was 0.0. At June 30, 2011, the Company was in compliance with all debt covenant requirements.
Dividends
On April 26, 2011, the Company declared a quarterly dividend of five cents per share on Series A and Series B common stock outstanding, to be paid on September 2, 2011, to shareholders of record on August 12, 2011.
Share Repurchase Program
The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of June 30, 2011, under this authority was 13,030,716 shares. During the first half of 2011, no shares were repurchased under this program. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases.
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
During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
In addition to the proceeding described below, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.
On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Company believes the lawsuit is without merit and is vigorously defending against it.

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
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Exhibits marked with an infinity symbol (∞) are XBRL documents. The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference to any disclosure document except to the extent expressly set forth by specific reference in such filing.

Exhibit
Number	Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1 *	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2 *	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)

3.3 *	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

Exhibit Number	Description

3.5 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

3.6 *	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7 *	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8 *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9 *	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10 *	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

3.11 *	Amendment No. 1 to the Bylaws of Belo Corp. (As amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission file No 001-08598))

4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.10 above

4.2 *	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

4.3 *	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4	Instruments defining rights of debt securities:

(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2) *	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(3) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4) *
(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(5) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

(6) *	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

(7) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

Exhibit Number	Description

	(8) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

	(9) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

	(10) *	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

	(11) *	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

	(12) *	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1	Financing agreements:

(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

(2) *	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

(3) *	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))

(4) *	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)

(5) *	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the November 16, 2009 Form 8-K)

(6) *	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)

(7) *	First Amendment dated as of August 11, 2010, to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2009, as further amended and restated as of November 16, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010 (Securities and Exchange Commission File No. 001-08598))

Exhibit Number	Description

~10.2	Compensatory plans:

~(1)	Belo Savings Plan:

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

~(4)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)

	*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~(5)		Belo Supplemental Executive Retirement Plan

Exhibit Number	Description

	*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	*	(b) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

	*	(c) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

~(6)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

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

	*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

	*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

	*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)

~(8)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

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

	(3) *	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4) *	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

∞101.INS	XBRL Instance Document

∞101.SCH	XBRL Taxonomy Extension Schema Document

∞101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

∞101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

∞101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

∞101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
August 4, 2011	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)