Form 10-Q
period 2011-09-30
BELO CORP
filed 2011-11-03
CIK 356080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $1.67 par value	103,683,791*

* Consisting of 93,650,523 shares of Series A Common Stock and 10,033,268 shares of Series B Common Stock.

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
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.	Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Belo Corp. and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands, except per share amounts (unaudited)	2011	2010	2011	2010

Net Operating Revenues	$151,999	$163,853	$469,848	$481,167

Operating Costs and Expenses
Station salaries, wages and employee benefits	52,467	53,273	160,828	156,408
Station programming and other operating costs	51,788	51,573	154,549	144,219
Corporate operating costs	5,112	8,738	18,103	26,202
Pension settlement charge and contribution reimbursements	—	(300)	20,466	(8,572)
Depreciation	7,614	8,449	23,245	26,462

Total operating costs and expenses	116,981	121,733	377,191	344,719

Earnings from operations	35,018	42,120	92,657	136,448

Other Income and (Expense)
Interest expense	(17,771)	(20,037)	(53,804)	(59,740)
Other income, net	986	21	1,815	129

Total other income and (expense)	(16,785)	(20,016)	(51,989)	(59,611)

Earnings before income taxes	18,233	22,104	40,668	76,837
Income taxes	4,520	8,159	13,182	29,825

Net earnings	$13,713	$13,945	$27,486	$47,012

Earnings Per Share
Basic	$0.13	$0.13	$0.26	$0.45
Diluted	$0.13	$0.13	$0.26	$0.45

Weighted Average Shares Outstanding
Basic	103,681	103,107	103,570	102,982
Diluted	104,039	103,502	103,959	103,397

Dividends declared per share	$0.05	$—	$0.10	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Belo Corp. and Subsidiaries

In thousands, except share and per share amounts	September 30,	December 31,
(unaudited)	2011	2010

Assets

Current assets:
Cash and temporary cash investments	$45,422	$8,309
Accounts receivable, net	130,272	144,992
Income tax receivable	32,812	37,921
Other current assets	18,669	19,574

Total current assets	227,175	210,796

Property, plant and equipment, net	145,295	164,439
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	65,597	65,883

Total assets	$1,587,339	$1,590,390

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,280	$20,744
Accrued expenses	36,331	52,274
Short-term pension obligation	17,830	36,571
Accrued interest payable	18,372	10,405
Income taxes payable	3,471	13,701
Dividends payable	5,184	—
Deferred revenue	4,236	3,505

Total current liabilities	100,704	137,200

Long-term debt	886,778	897,111
Deferred income taxes	254,920	206,765
Pension obligation	51,581	155,510
Other liabilities	17,259	23,162

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 93,650,123 shares at September 30, 2011 and 92,916,960 shares at December 31, 2010	156,396	155,172
Series B: Issued 10,033,668 shares at September 30, 2011 and 10,272,679 shares at December 31, 2010	16,756	17,155
Additional paid-in capital	917,306	915,014
Accumulated deficit	(756,860)	(773,976)
Accumulated other comprehensive loss	(57,501)	(142,723)

Total shareholders’ equity	276,097	170,642

Total liabilities and shareholders’ equity	$1,587,339	$1,590,390

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2011	2010

Operations
Net earnings	$27,486	$47,012
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	23,245	26,462
Pension settlement charge	28,699	—
Pension contributions	(23,257)	(14,287)
Deferred income taxes	2,693	16,095
Employee retirement expense	2,866	3,861
Share-based compensation	1,472	2,097
Other non-cash items	1,261	(5,735)
Equity income from partnerships	(1,451)	(221)
Other, net	(349)	(2,227)

Net change in operating assets and liabilities:

Accounts receivable	13,828	5,034
Other current assets	139	11,066
Accounts payable	(8,682)	(5,842)
Accrued expenses	(13,395)	14,443
Accrued interest payable	7,967	8,601
Income taxes payable	(5,121)	(8,668)

Net cash provided by operations	57,401	97,691

Investments
Capital expenditures	(10,215)	(10,614)
Proceeds from disposition of real estate	5,919	—
Other investments, net	(29)	(119)

Net cash used for investments	(4,325)	(10,733)

Financing
Net proceeds from revolving debt	32,000	49,700
Payments on revolving debt	(43,000)	(129,700)
Dividends paid	(5,184)	—
Net proceeds from exercise of stock options	106	33
Excess tax benefit from option exercises	115	36

Net cash used for financing	(15,963)	(79,931)

Net increase in cash and temporary cash investments	37,113	7,027
Cash and temporary cash investments at beginning of period	8,309	4,800

Cash and temporary cash investments at end of period	$45,422	$11,827

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Belo Corp. and Subsidiaries
(in thousands, except per share amounts)
(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the Company or Belo) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280-10 to be aggregated into one reporting segment.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
All amounts are in thousands, except per share amounts, unless otherwise indicated.
(2)	Belo and A. H. Belo Corporation(A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Belo’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo also co-own certain downtown Dallas, Texas real estate through a limited liability company. The investment in the limited liability company is recorded as an equity method investment and is included in other assets. Belo and A. H. Belo also co-own other investments in third party businesses which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the limited liability company and third party investments included in the Company’s net income are immaterial. See Note 7 for disclosures related to the split of the pension plan by Belo and A. H. Belo.
(3)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Income (Numerator)
Net earnings	$13,713	$13,945	$27,486	$47,012
Less: Income to participating securities	(164)	(201)	(322)	(720)

Income available to common stockholders	$13,549	$13,744	$27,164	$46,292

Shares (Denominator)
Weighted average shares outstanding (basic)	103,681	103,107	103,570	102,982
Dilutive effect of employee stock options	358	395	389	415
Dilutive effect of restricted stock units (RSUs)	—	—	—	—

Adjusted weighted average shares outstanding	104,039	103,502	103,959	103,397

Earnings per share:
Basic	$0.13	$0.13	$0.26	$0.45
Diluted	$0.13	$0.13	$0.26	$0.45

In calculating diluted earnings per share (EPS) for the three and nine months ended September 30, 2011, the Company excluded common stock options for 8,794 shares and 8,775 shares, respectively, because to include them would be anti-dilutive. In calculating diluted EPS for the three and nine months ended September 30, 2010, the Company excluded options for 10,546 shares and 10,529 shares, respectively, because to include them would be anti-dilutive. Additionally, for the three and nine months ended September 30, 2011, the Company excluded from the calculation RSUs of 594 and 499, respectively, because they are participating securities. For the three and nine months ended September 30, 2010, the Company excluded from the calculation RSUs of 361 and 359, respectively, because they are participating securities.
(4)	At September 30, 2011, Belo had $886,778 in fixed-rate debt securities as follows: $175,716 of 6 3/4% Senior Notes due 2013; $271,062 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At September 30, 2011, Belo also had variable-rate debt capacity of $205,000 under a credit agreement (Amended 2009 Credit Agreement). As of September 30, 2011, the Company did not have an outstanding balance under the Amended 2009 Credit Agreement and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2011, the Company’s leverage ratio was 3.8, its interest coverage ratio was 3.3 and its senior leverage ratio was 0.0. At September 30, 2011, the Company was in compliance with all debt covenants.
At September 30, 2011, the fair value of Belo’s 6 3/4% Senior Notes due May 30, 2013, 8% Senior Notes due November 15, 2016, 7 3/4% Senior Debentures due September 1, 2027, and 7 1/4% Senior Debentures due September 15, 2027, was estimated to be $181,203, $289,438, $168,000, and $196,800, respectively. The fair value is estimated using quoted market prices and yields obtained through independent pricing sources (Level 1 inputs).
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

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$151,999	$—	$151,999

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	52,467	—	52,467
Station programming and other operating costs	—	51,788	—	51,788
Corporate operating costs	4,190	922	—	5,112
Pension settlement charge and contribution reimbursements	—	—	—	—
Depreciation	340	7,274	—	7,614

Total operating costs and expenses	4,530	112,451	—	116,981

Earnings (loss) from operations	(4,530)	39,548	—	35,018

Other Income and (Expense)
Interest expense	(17,753)	(18)	—	(17,771)
Intercompany interest	833	(833)	—	—
Other income (expense), net	(29)	1,015	—	986

Total other income and (expense)	(16,949)	164	—	(16,785)

Earnings (loss) before income taxes	(21,479)	39,712	—	18,233

Income tax benefit (expense)	2,976	(7,496)	—	(4,520)
Equity in earnings of subsidiaries	32,216	—	(32,216)	—

Net earnings	$13,713	$32,216	$(32,216)	$13,713

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$163,853	$—	$163,853

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	53,273	—	53,273
Station programming and other operating costs	—	51,573	—	51,573
Corporate operating costs	7,894	844	—	8,738
Pension contribution reimbursement	(300)	—	—	(300)
Depreciation	355	8,094	—	8,449

Total operating costs and expenses	7,949	113,784	—	121,733

Earnings (loss) from operations	(7,949)	50,069	—	42,120

Other Income and (Expense)
Interest expense	(20,010)	(27)	—	(20,037)
Intercompany interest	1,722	(1,722)	—	—
Other income (expense), net	(124)	145	—	21

Total other income and (expense)	(18,412)	(1,604)	—	(20,016)

Earnings (loss) before income taxes	(26,361)	48,465	—	22,104

Income tax benefit (expense)	3,281	(11,440)	—	(8,159)
Equity in earnings of subsidiaries	37,025	—	(37,025)	—

Net earnings	$13,945	$37,025	$(37,025)	$13,945

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$469,848	$—	$469,848

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	160,828	—	160,828
Station programming and other operating costs	—	154,549	—	154,549
Corporate operating costs	15,756	2,347	—	18,103
Pension settlement charges and contribution reimbursements	20,466	—	—	20,466
Depreciation	963	22,282	—	23,245

Total operating costs and expenses	37,185	340,006	—	377,191

Earnings (loss) from operations	(37,185)	129,842	—	92,657

Other Income and (Expense)
Interest expense	(53,739)	(65)	—	(53,804)
Intercompany interest	3,631	(3,631)	—	—
Other income (expense), net	(94)	1,909	—	1,815

Total other income and (expense)	(50,202)	(1,787)	—	(51,989)

Earnings (loss) before income taxes	(87,387)	128,055	—	40,668

Income tax benefit (expense)	29,502	(42,684)	—	(13,182)
Equity in earnings of subsidiaries	85,371	—	(85,371)	—

Net earnings	$27,486	$85,371	$(85,371)	$27,486

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Net Operating Revenues	$—	$481,167	$—	$481,167

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	156,408	—	156,408
Station programming and other operating costs	—	144,219	—	144,219
Corporate operating costs	23,378	2,824	—	26,202
Pension contribution reimbursement	(8,572)	—	—	(8,572)
Depreciation	1,426	25,036	—	26,462

Total operating costs and expenses	16,232	328,487	—	344,719

Earnings (loss) from operations	(16,232)	152,680	—	136,448

Other Income and (Expense)
Interest expense	(59,650)	(90)	—	(59,740)
Intercompany interest	5,128	(5,128)	—	—
Other income (expense), net	(338)	467	—	129

Total other income and (expense)	(54,860)	(4,751)	—	(59,611)

Earnings (loss) before income taxes	(71,092)	147,929	—	76,837

Income tax benefit (expense)	29,586	(59,411)	—	(29,825)
Equity in earnings of subsidiaries	88,518	—	(88,518)	—

Net earnings	$47,012	$88,518	$(88,518)	$47,012

Condensed Consolidating Balance Sheet
As of September 30, 2011
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and temporary cash investments	$43,713	$1,709	$—	$45,422
Accounts receivable, net	74	130,198	—	130,272
Income tax receivable	32,812	—	—	32,812
Other current assets	5,569	13,100	—	18,669

Total current assets	82,168	145,007	—	227,175

Property, plant and equipment, net	4,543	140,752	—	145,295
Intangible assets, net	—	725,399	—	725,399
Goodwill	—	423,873	—	423,873
Deferred income taxes	31,515	—	(31,515)	—
Intercompany receivable	114,006	—	(114,006)	—
Investment in subsidiaries	1,012,152	—	(1,012,152)	—
Other assets	39,905	25,692	—	65,597

Total assets	$1,284,289	$1,460,723	$(1,157,673)	$1,587,339

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$6,860	$8,420	$—	$15,280
Accrued expenses	12,810	23,521	—	36,331
Short-term pension obligation	17,830	—	—	17,830
Accrued interest payable	18,372	—	—	18,372
Income taxes payable	3,471	—	—	3,471
Dividends payable	5,184	—	—	5,184
Deferred revenue	—	4,236	—	4,236

Total current liabilities	64,527	36,177	—	100,704

Long-term debt	886,778	—	—	886,778
Deferred income taxes	—	286,435	(31,515)	254,920
Pension obligation	51,581	—	—	51,581
Intercompany payable	—	114,006	(114,006)	—
Other liabilities	5,306	11,953	—	17,259
Total shareholders’ equity	276,097	1,012,152	(1,012,152)	276,097

Total liabilities and shareholders’ equity	$1,284,289	$1,460,723	$(1,157,673)	$1,587,339

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

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(in thousands)(unaudited)

		Guarantor
	Parent	Subsidiaries	Total

Operations
Net cash provided by (used for) operations	$(27,270)	$84,671	$57,401

Investments
Capital expenditures	(3,067)	(7,148)	(10,215)
Proceeds from disposition of real estate	—	5,919	5,919
Other investments, net	(648)	619	(29)

Net cash used for investments	(3,715)	(610)	(4,325)

Financing
Net proceeds from revolving debt	32,000	—	32,000
Payments on revolving debt	(43,000)	—	(43,000)
Dividends paid	(5,184)	—	(5,184)
Net proceeds from exercise of stock options	106	—	106
Excess tax benefit from option exercises	115	—	115
Intercompany activity	85,371	(85,371)	—

Net cash provided by (used for) financing activities	69,408	(85,371)	(15,963)

Net increase (decrease) in cash and temporary cash investments	38,423	(1,310)	37,113
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309

Cash and temporary cash investments at end of period	$43,713	$1,709	$45,422

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

Share-based compensation cost for awards to Belo’s employees and non-employee directors was $116 and $3,838 for the three and nine months ended September 30, 2011, respectively. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,023 and $4,622 for the three and nine months ended September 30, 2010, respectively.
(7)	In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (Pension Plan). As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored and managed by or on behalf of Belo. As of September 30, 2011, the remaining unfunded liability pertaining to Belo’s current and former employees was $69,411.
For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan results in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the new plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of actuarial losses of $129,665 previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed below. The combined result of all pension split transactions was a net charge before taxes of $20,466. Additionally, the Company’s 2011 effective tax rate reflects the effect of deferred tax adjustments of $7,143 in pension settlement items.
Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the nine months ended September 30, 2011, the Company made contributions totaling $23,257 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233 related to contributions for the 2010 plan year. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year. During the fourth quarter of 2011, the Company expects to make contributions of approximately $3,900 to the Pension Plan for the 2011 plan year. These expected contributions are for the benefit of Belo’s current and former employees. No plan assets are expected to be returned to the Company during the year ending December 31, 2011. For the three and nine months ended September 30, 2010, the Company made contributions totaling $500 and $14,287, respectively, to the Pension Plan related to the 2010 plan year and A. H. Belo reimbursed the Company $300 and $8,572, respectively.
Net periodic pension cost includes the following components for the three and nine months ended September 30, 2011, subsequent to the Pension Plan split, and for the three and nine months ended September 30, 2010, prior to the Pension Plan split when the Company was the sole plan sponsor:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest cost on projected benefit obligation	$3,414	$8,251	$10,244	$24,577
Expected return on assets	(3,018)	(8,063)	(9,055)	(23,953)
Amortization of net loss	679	1,186	2,039	3,384

Net periodic pension cost before settlement charge	1,075	1,374	3,228	4,008
Settlement charge	—	—	28,699	—

Net periodic pension cost	$1,075	$1,374	$31,927	$4,008

(8)	The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In July 2011, the Company received satisfactory resolution of certain tax matters which resulted in a reduction in tax expense of $2,480 in the third quarter of 2011. The full year 2011 effective tax rate is now expected to be approximately 36 percent.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except share and per share amounts)
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

The following table sets forth the Company’s major media assets as of September 30, 2011:

					Number of
		Station/	Year Belo		Commercial
	Market	News	Acquired/	Network	Stations in
Market	Rank(1)	Channel	Started	Affiliation	Market(2)

Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Seattle/Tacoma	12	KING	1997	NBC	13
Seattle/Tacoma	12	KONG	2000	IND	13
Seattle/Tacoma	12	NWCN	1997	N/A	N/A
Phoenix	13	KTVK	1999	IND	13
Phoenix	13	KASW	2000	CW	13
St. Louis	21	KMOV	1997	CBS	8
Portland(3)	22	KGW	1997	NBC	8
Charlotte	25	WCNC	1997	NBC	8
San Antonio	36	KENS	1997	CBS	10
Hampton/Norfolk	43	WVEC	1984	ABC	8
Austin	47	KVUE	1999	ABC	7
Louisville	48	WHAS	1997	ABC	7
New Orleans(4)	52	WWL	1994	CBS	8
New Orleans(5)	52	WUPL	2007	MNTV	9
Tucson	70	KMSB	1997	FOX	9
Tucson	70	KTTU	2002	MNTV	9
Spokane	73	KREM	1997	CBS	7
Spokane	73	KSKN	2001	CW	7
Boise(6)	112	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2011 Nielsen Media Research report.

(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.

(3)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.

(4)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.

(5)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.

(6)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.
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
The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, is provided below.

Results of Operations
(Dollars in thousands)

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010

Net operating revenues	$151,999	(7.2%)	$163,853	$469,848	(2.4%)	$481,167

Pension settlement charge and contribution reimbursements	—	NM	(300)	20,466	NM	(8,572)
Other operating costs and expenses	116,981	(4.1%)	122,033	356,725	1.0%	353,291

Total operating costs and expenses	116,981	(3.9%)	121,733	377,191	9.4%	344,719

Earnings from operations	35,018	(16.9%)	42,120	92,657	(32.1%)	136,448
Other income (expense)	(16,785)	(16.1%)	(20,016)	(51,989)	(12.8%)	(59,611)

Earnings from operations before income taxes	18,233	(17.5%)	22,104	40,668	(47.1%)	76,837
Income tax expense	(4,520)	(44.6%)	(8,159)	(13,182)	(55.8%)	(29,825)

Net earnings	$13,713	(1.7%)	$13,945	$27,486	(41.5%)	$47,012

NM is not meaningful
Net Operating Revenues

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010

Spot advertising revenue	$123,129	(8.7%)	$134,828	$382,949	(3.8%)	$398,231
Other	28,870	(0.5%)	29,025	86,899	4.8%	82,936

Net operating revenues	$151,999	(7.2%)	$163,853	$469,848	(2.4%)	$481,167

Spot advertising revenue decreased $11,699, or 8.7 percent, in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This decrease is primarily due to a $9,048 decrease in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Additionally, the Company had a $2,651, or 2.1 percent, decrease in combined local and national spot revenues versus the prior year. These decreases were primarily in the entertainment, travel and tourism, and consumer services categories. Other revenue was consistent with the previous year with decreases in network compensation and miscellaneous operating revenue almost entirely offset by increases in retransmission revenue and Internet revenue.
Spot advertising revenue decreased $15,282, or 3.8 percent, in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This decrease is primarily due to a $16,292 decrease in political advertising revenue. Combined local and national spot revenue was up slightly with increases in the healthcare, retail and telecommunications categories; offset by decreases in the grocery, financial services, automotive and entertainment categories. Other revenue increased 4.8 percent due to a 22.6 percent increase in retransmission revenue and a 14.2 percent increase in Internet revenue, partially offset by a decline in network compensation and other miscellaneous operating revenue.
Operating Costs and Expenses
Station salaries, wages and employee benefits decreased $806, or 1.5 percent, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to decreases in accrued bonuses of $2,096, partially offset by salary expense increases of $631 and the partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $625. Station programming and other operating costs increased $215, or 0.4 percent, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to increases in station technology costs of $797, advertising and promotion costs of $774, and certain sales expenses of $501, partially offset by decreases in programming costs of $1,851.

Station salaries, wages and employee benefits increased $4,420, or 2.8 percent, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to increases in salary expense of $3,096, partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $1,905 and higher station pension expense of $1,592, partially offset by decreases in accrued bonuses of $2,840. Station programming and other operating costs increased $10,330, or 7.2 percent, primarily due to the non-cash expense reduction in 2010 of $7,015 related to a 2005 Federal Communications Commission decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in the first half of 2010. Additionally, station technology costs increased $2,701 and advertising and promotion expense increased $1,458.
Corporate operating costs decreased $3,626, or 41.5 percent, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to decreases in: pension expense of $816 related to the pension split, technology costs of $1,017, and accrued bonuses of $1,226. Corporate operating costs decreased $8,099, or 30.9 percent, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to decreases in: technology costs of $2,574, pension expense of $2,372 related to the pension split, and accrued bonuses of $2,491.
In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored and managed by or on behalf of Belo.
For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan resulted in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the new plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of $129,665 in actuarial losses previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed in “Liquidity and Capital Resources” below. The combined result of all pension split settlement transactions in 2011 was a net charge before taxes of $20,466.
Other Income and (Expense)
Interest expense decreased $2,266 and $5,936 in the three and nine months ended September 30, 2011, respectively, due primarily to decreased interest costs associated with lower variable rate debt balances versus the same periods in 2010. In addition, commitment fees and amortization of financing costs associated with the variable rate debt declined due to the Company’s election to reduce commitments under the credit agreement in August 2010.
Income Taxes
Income taxes decreased $3,639 for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, primarily due to lower pretax earnings and the settlement of certain tax matters in the third quarter of 2011. Income taxes decreased $16,643 for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, primarily due to the $7,143 tax benefit related to deferred tax adjustments for the pension settlement charge, lower pretax earnings and settlement of certain tax matters in the second and third quarters of 2011.

Station Adjusted EBITDA

	Three months ended September 30,			Nine months ended September 30,
		Percentage			Percentage
	2011	Change	2010	2011	Change	2010

Station Adjusted EBITDA	$47,744	(19.1%)	$59,007	$154,471	(14.4%)	$180,540
Corporate operating costs and expenses	(5,112)	(41.5%)	(8,738)	(18,103)	(30.9%)	(26,202)
Depreciation	(7,614)	(9.9%)	(8,449)	(23,245)	(12.2%)	(26,462)
Pension settlement charge and contribution reimbursements	—	NM	300	(20,466)	NM	8,572

Earnings from operations	$35,018	(16.9%)	$42,120	$92,657	(32.1%)	$136,448

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
For the three months ended September 30, 2011, Station Adjusted EBITDA decreased $11,263, or 19.1 percent, compared with the three months ended September 30, 2010. For the nine months ended September 30, 2011, Station Adjusted EBITDA decreased $26,069, or 14.4 percent, compared with the nine months ended September 30, 2010. These decreases were due primarily to the decrease in political revenue for the three and nine month periods and the increase in operating costs and expenses in the nine month period discussed above.
Liquidity and Capital Resources
Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.
Operating Cash Flows
Net cash provided by operations was $57,401 in the nine months ended September 30, 2011, compared with $97,691 in the nine months ended September 30, 2010. The 2011 operating cash flows were provided primarily by net earnings adjusted for non-cash and pension-related items, pension contributions and routine changes in working capital. The 2010 operating cash flows were provided primarily by net earnings adjusted for non-cash items, pension contributions and routine changes in working capital. The decrease in net cash provided by operations is primarily due to bonus payments in the first quarter of 2011, based on accruals in 2010, and higher pension contributions.
The Company made $23,257 in contributions to its Pension Plan for the 2010 and 2011 plan years during the nine months ended September 30, 2011, and expects to make contributions of approximately $3,900 to its Pension Plan during the fourth quarter of 2011 related to the 2011 plan year. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of any contributions the Company made to the Pension Plan related to the 2010 plan year. Such reimbursements totaled $8,233 during the nine months ended September 30, 2011.
Investing Cash Flows
Net cash flows used for investing activities were $4,325 in the nine months ended September 30, 2011, compared to $10,733 in the nine months ended September 30, 2010. The 2011 investing cash flows were primarily used for capital expenditures, partially offset by proceeds from the sale of certain real estate. The 2010 investing cash flows were primarily used for capital expenditures.
Property Transaction
In June 2011, the Company received $5,919 in proceeds from the sale of real estate it had purchased in 2005 for potential construction, and recorded an immaterial gain on the sale.

Capital Expenditures
Total capital expenditures were $10,215 in the first nine months of 2011 compared with $10,614 in the first nine months of 2010.
Financing Cash Flows
Net cash flows used for financing activities were $15,963 in the nine months ended September 30, 2011, compared with $79,931 in the nine months ended September 30, 2010. The cash flows used for financing activities decreased significantly year over year because there have been no borrowings under the credit facility since the first half of 2011. The 2011 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and the payment of dividends. The 2010 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility.
Long-Term Debt
At September 30, 2011, Belo had $886,778 in fixed-rate debt securities as follows: $175,716 of 6 3/4% Senior Notes due 2013; $271,062 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.
At September 30, 2011, Belo also had variable-rate debt capacity of $205,000 under a credit agreement (Amended 2009 Credit Agreement). As of September 30, 2011, there was no balance outstanding under the Amended 2009 Credit Agreement and all unused borrowings were available. The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of total debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2011, the Company’s leverage ratio was 3.8, its interest coverage ratio was 3.3 and its senior leverage ratio was 0.0. At September 30, 2011, the Company was in compliance with all debt covenants.
Dividends
On September 2, 2011, the Company paid a quarterly cash dividend of five cents per share, or $5,184, on Series A and Series B common stock outstanding, to shareholders of record on August 12, 2011.
On September 23, 2011, the Company declared a quarterly cash dividend of five cents per share on Series A and Series B common stock outstanding, to be paid on December 2, 2011, to shareholders of record on November 10, 2011.
Share Repurchase Program
The Company has a stock repurchase program pursuant to an authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of September 30, 2011 under this authority was 13,030,716 shares. During the first nine months of 2011, no shares were repurchased under this program. The Amended 2009 Credit Agreement, which became effective November 15, 2009, does not permit share repurchases.
Other
The Company has various sources available to meet its 2011 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and a $205,000 revolving credit agreement. The Company believes its resources are adequate to meet its foreseeable needs.

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
Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding the costs, consequences (including tax consequences) and other effects of the Company’s spin-off distribution of its newspaper businesses and related assets to A. H. Belo and the associated agreements between the Company and A. H. Belo relating to various matters; changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures, and filings with the Securities and Exchange Commission (“SEC”), including Belo’s Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 4. Controls and Procedures
During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.
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
PART II.
Item 1. Legal Proceedings
In addition to the proceeding previously described (see Note 9 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, a number of other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

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

Exhibit
Number		Description
2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1	*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))

3.2	*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3.3	*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)

3.4	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)

3.5	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)

Exhibit
Number		Description
3.6	*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))

3.7	*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))

3.8	*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)

3.9	*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)

3.10	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

3.11	*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001-08598))

3.12	*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)

4.4		Instruments defining rights of debt securities:

(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

(2)	*	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

(4)	*	(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

Exhibit
	Number	Description
	(6) *	Form of Belo Corp. 6 3/4% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))

	(7) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)

	(8) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)

	(9) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form 8-K)

	(10) *	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

	(11) *	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

	(12) *	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1	Financing agreements:

	(1) *	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., as Syndication Agent; and SunTrust Bank, The Bank of New York, and BNP Paribas, as Documentation Agents; and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2006 (Securities and Exchange Commission File No. 001-08598))

	(2) *	First Amendment dated as of February 4, 2008 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 (Securities and Exchange Commission File No. 001-08598))

	(3) *	Second Amendment dated as of February 26, 2009 to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 7, 2006 among the Company and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.1(3) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)(the “2008 Form 10-K”))

	(4) *	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the 2008 Form 10-K)

	(5) *	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the November 16, 2009 Form 8-K)

	(6) *	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)

Exhibit
	Number		Description
	(7)	*	First Amendment dated as of August 11, 2010, to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2009, as further amended and restated as of November 16, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010 (Securities and Exchange Commission File No. 001-08598))

~10.2	Compensatory plans:

	~(1)		Belo Savings Plan:

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

~(9)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

Exhibit
	Number		Description
	~(10)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

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

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

∞ 101.INS	XBRL Instance Document

∞ 101.SCH	XBRL Taxonomy Extension Schema Document

∞ 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

∞ 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

∞ 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

∞ 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.
November 3, 2011	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)