Form 10-K
period 2011-12-31
BELO CORP
filed 2012-03-09
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8598

Belo Corp.

(Exact name of registrant as specified in its charter)

Delaware	75-0135890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 South Record Street Dallas, Texas	75202-4841 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 977-6606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $1.67 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    Series B Common Stock, $1.67 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) Yes       No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act   Yes       No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No    .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X    No    .

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

(Do not check in a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No  X .

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2011, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $698,605,772. *

Shares of Common Stock outstanding at February 29, 2012: 104,016,992 shares. (Consisting of 93,907,051 shares of Series A Common Stock and 10,109,941 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 8, 2012, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 1

BELO CORP.

FORM 10-K

PAGE 2  Belo Corp.  2011 Annual Report on Form 10-K

PART I

Item 1. Business

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also owns two local and two regional cable news channels and holds an ownership interest in one other cable news channel.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.

Overview

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. Through various subsequent transactions, Belo acquired 19 additional television stations in 14 markets across the United States, bringing the total owned television stations to 20. Belo also has joint marketing and shared services agreements with the owner and operator of KFWD-TV, licensed to Fort Worth, Texas. Beginning in February 2012, the Company’s Tucson, Arizona stations are operated under an agreement with a third party for certain shared services.

Belo has six stations in the 13 largest U.S. markets and 13 stations in the 50 largest U.S. markets. Belo’s stations are concentrated primarily in three regions: Texas, the Northwest and Arizona. Six of the Company’s stations are located in the following four major metropolitan areas in the United States:

•	ABC affiliate WFAA-TV in Dallas/Fort Worth;
•	CBS affiliate KHOU-TV in Houston;
•	NBC affiliate KING-TV and independent KONG-TV in Seattle/Tacoma; and
•	Independent KTVK and The CW Network (CW) affiliate KASW-TV in Phoenix.

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage and community service. Since 1957, Belo’s television stations have garnered 28 Alfred I. duPont-Columbia Awards, 24 George Foster Peabody Awards, and 49 Edward R. Murrow Awards–the industry’s most prestigious honors. In 2009, WFAA, Belo’s Dallas/Fort Worth station, made history as the only local television station to ever receive the prestigious Alfred I. duPont-Columbia University Gold Baton award for its ongoing commitment to outstanding investigative reporting in public service. WFAA’s award was also the first Gold Baton award given since 2003.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 3

The following table sets forth information for the Company’s television stations and regional cable channels and their markets as of December 31, 2011:

Market	Market Rank(1)	Station/ News Channel	Year Belo Acquired/ Started	Network Affiliation	Number of Commercial Stations in Market(2)
Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Seattle/Tacoma	12	KING	1997	NBC	13
Seattle/Tacoma	12	KONG	2000	IND	13
Seattle/Tacoma	12	NWCN	1997	N/A	N/A
Phoenix	13	KTVK	1999	IND	13
Phoenix	13	KASW	2000	CW	13
St. Louis	21	KMOV	1997	CBS	8
Portland(3)	22	KGW	1997	NBC	8
Charlotte	25	WCNC	1997	NBC	8
San Antonio	36	KENS	1997	CBS	10
Hampton/Norfolk	43	WVEC	1984	ABC	8
Austin	47	KVUE	1999	ABC	7
Louisville	48	WHAS	1997	ABC	7
New Orleans(4)	52	WWL	1994	CBS	8
New Orleans(5)	52	WUPL	2007	MNTV	9
Tucson	70	KMSB	1997	FOX	9
Tucson	70	KTTU	2002	MNTV	9
Spokane	73	KREM	1997	CBS	7
Spokane	73	KSKN	2001	CW	7
Boise(6)	112	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2011 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.
(4)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.
(5)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(6)	The Company also owns KTFT-LD (NBC), a low power television station in Twin Falls, Idaho.

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2011, approximately 81.9 percent of the Company’s total revenues were derived from spot advertising with the largest percentage of spot advertising revenues generated from the automotive category, which accounted for approximately 22.0 percent of spot revenues in 2011.

The Company’s other sources of revenue primarily include retransmission revenue and interactive revenue. Pursuant to Federal Communications Commission (FCC) rules, every three years local television stations must elect to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signal or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations and cable news channels, with some agreements having terms of more than three years. Revenues for the Company’s interactive media are derived principally from advertising on the Company’s station Web sites and related mobile applications. Web sites of each of the Company’s television stations provide consumers with news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audiences. According to fourth quarter 2011 .comScore Ratings, the Company has seven of the top 50 visited local television-affiliated Web sites in the U.S.

PAGE 4  Belo Corp.  2011 Annual Report on Form 10-K

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX and CW. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Through 2011, some of the Company’s affiliation agreements also included network compensation; however in recent years, the network compensation received by the Company has substantially declined. As these affiliation agreements were renewed, network compensation was eliminated and the Company is generally required to make cash payments to the networks. Beginning in 2012, the Company will no longer receive any network compensation payments.

The Company also owns two regional cable news operations, Texas Cable News (TXCN) in Dallas/Fort Worth, Texas, and Northwest Cable News (NWCN) in Seattle/Tacoma, Washington, and two local cable news operations, 24/7 NewsChannel in Boise, Idaho, and NewsWatch on Channel 15 in New Orleans, Louisiana. These operations provide news coverage and certain other programming in a comprehensive 24-hour a day format using the resources of the Company’s television stations in Texas, Washington, Oregon, Idaho and Louisiana. The Company also operates, through a joint venture, a cable news channel in partnership with Cox Communications and other parties that provide local news coverage in Phoenix, Arizona (Arizona NewsChannel). This cable news channel uses the news resources of the Company’s television stations in Arizona. During 2011, approximately two percent of the Company’s revenues were from Belo’s cable news operations and consisted primarily of advertising and subscriber-based fees.

Subsequent to the June 2009 national transition to digital broadcasting, broadcasters may “multicast” within their licensed spectrum several digital television programming streams, some of which could be at lower resolution, in addition to the television station’s primary programming stream. The Company uses its multicasting capabilities to provide more programming to the communities its television stations serve, including news, weather, lifestyle and Hispanic programming.

Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is primarily related to programming content and advertising. The four major national television networks (ABC, CBS, NBC, and FOX) are represented in each television market in which Belo has a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Where Belo owns more than one television station or cable news operation within a region or market, such businesses may compete with each other for national, regional and local advertising and viewers. Additionally, the Company’s competitors include other broadcast stations, cable and satellite television channels, local, regional and national newspapers, magazines, telephone and/or wireless companies, radio, direct mail, yellow pages, the Internet and other media. Advertising rates are set based upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the number of advertisers competing for the available time.

FCC Regulation

General.        Belo’s television broadcast operations are regulated by the FCC under the Communications Act of 1934, as amended. Among other things, the Communications Act empowers the FCC to (1) issue, renew, revoke and modify station licenses; (2) regulate stations’ technical operations and equipment; and (3) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 5

Station Licenses.        The FCC grants television station licenses for terms of up to eight years. A television license must be renewed if the FCC finds that: (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. License renewal applications for KHOU and WFAA are currently pending. Under the FCC’s rules, a license expiration date is automatically extended pending review and grant of the renewal application. The current license expiration dates for each of Belo’s television broadcast stations are listed below.

August 1, 2006	KHOU
August 1, 2006	WFAA
October 1, 2012	WVEC
December 1, 2012	WCNC
June 1, 2013	WWL, WUPL
August 1, 2013	WHAS
February 1, 2014	KMOV
August 1, 2014	KENS, KVUE
October 1, 2014	KASW, KMSB, KTTU, KTVB, KTVK
February 1, 2015	KING, KONG, KGW, KREM, KSKN

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

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to provide at least three hours of children’s educational programming per week on their primary digital channels. This requirement increases proportionally with each free video programming stream a station broadcasts simultaneously (or multicasts). The FCC also restricts commercialization of children’s programming, including certain promotions of other programs and displays of website addresses during children’s programming. In October 2009, the FCC issued a Notice of Inquiry (NOI) seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending and we cannot predict what recommendations or further action, if any, will result from it.

The FCC adopted an order imposing new public file and public interest reporting requirements on broadcasters in 2007, which was subsequently vacated by an Order on Reconsideration and Further Notice of Proposed Rulemaking (FNPRM) released in October 2011. The FNPRM proposes to require television stations to place their public files online at an FCC-hosted website, disclose sponsorship identification information and post copies of shared services agreements in the online public file. In a related proceeding in November 2011, the FCC issued a Notice of Inquiry (NOI) proposing a new standardized disclosure form to replace the current method of reporting issues and programs and the disclosure form previously proposed in 2007 and subsequently rejected. The NOI proposes to require television broadcasters to report public interest programming broadcast during a sample or composite week in the previous quarter on a standardized, electronically filed form.

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

Digital Television.        In 1997, the FCC adopted rules for implementing digital television (DTV) service. On June 12, 2009, the U.S. transitioned from analog to digital service, and full-power television stations ceased analog operations and commenced digital-only operations. All of our full power stations are broadcasting a digital signal.

PAGE 6  Belo Corp.  2011 Annual Report on Form 10-K

Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services.

The FCC recently adopted rules and procedures regarding the digital conversion of Low Power Television (LPTV) stations, TV translator stations and TV booster stations and set a deadline of September 1, 2015, for these stations to convert to digital operations.

Cable and Satellite Transmission of Local Television Signals.        Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2011. All broadcast stations that made carriage decisions on October 1, 2011, will be bound by their decisions through the 2011-2014 cycle. The FCC has established a market-specific requirement for mandatory carriage of local television stations by digital broadcast satellite (DBS) operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e., households that do not receive at least a Grade B signal from a local network affiliate). On May 27, 2010, the President signed into law the Satellite Television Extension and Localism Act of 2010 (STELA), which extends the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA) and authorizes DBS operators to deliver distant signals to unserved households through the end of 2014. In December 2010, the FCC adopted regulations to implement STELA’s revisions to SHVERA.

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

On March 3, 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to consider changes to the rules governing negotiation of retransmission consent agreements. The NPRM seeks comment on whether the rules should be modified to (i) strengthen standards for “good faith” negotiations, (ii) enhance consumer notice provisions, and (iii) eliminate the network non-duplication and syndicated exclusivity rules, among other things. The FCC has not yet issued an order on this matter.

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

In 2007, the FCC adopted a Report and Order that left most existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, and those appeals were consolidated in the Third Circuit. In May 2010, while these appeals were pending, the FCC issued a NOI, the first step in conducting a comprehensive review of its broadcast ownership rules pursuant to a statutory obligation to review the rules every four years in order to determine whether they remain necessary in the public interest. In July 2011, the Third Circuit vacated and remanded the Commission’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. A NPRM in the FCC’s review proceeding, which also addresses issues remanded by the Third Circuit, was released in December 2011. Belo cannot predict the outcome of potential appellate litigation or FCC action in this area.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 7

1.  Local Television Ownership

The FCC’s 2007 action left in place the existing local television ownership rules. Under those rules, one entity may own two commercial television stations in a Designated Market Area (DMA) as long as the Grade B contours of the stations do not overlap or, if they do, no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. The NPRM proposes only minor modifications to the existing rule by eliminating the Grade B contour overlap portion of the existing rule. Additionally, the FCC requests comments on whether (i) to adopt a waiver standard that would allow certain television combinations in small markets, even between top-four stations, (ii) to consider multicasting in determining local television ownership limits, and (iii) to limit the ability of station owners to maintain dual network affiliations through multicasting arrangements. The FCC also seeks comments on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules.

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

The radio/television cross-ownership rule allows a party to own one or two television stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors and apply positive or negative presumptions in specific circumstances. The Third Circuit reversed and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule leaving the original prohibition in place. The NPRM proposes a rule based largely on the FCC’s 2007 decision and seeks comment on its proposal to adopt a newspaper/broadcast cross-ownership rule that would presumptively permit waivers of the newspaper/broadcast cross-ownership restrictions in the top 20 DMAs when the television station is not ranked among the top four television stations in the DMA and at least eight independently owned and operated major media voices remain in the DMA.

3.  National Television Station Ownership Cap

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent and is not affected by the FCC’s 2007 ownership decision. The FCC made no proposal to change this standard in the NPRM.

Spectrum Matters.        In February 2012, Congress passed and the President signed legislation authorizing the FCC to conduct an incentive auction in which television broadcasters could participate on a voluntary basis and receive a portion of the proceeds in return for relinquishing some, or all of, their licensed spectrum. This legislation implements a portion of the “National Broadband Plan,” delivered to Congress by the FCC in March 2010, which made recommendations regarding the reallocation of spectrum, including spectrum currently allocated to television broadcasters, for use by other wireless communications services. The legislation also authorized the FCC to reassign television channels as part of a “repacking” process following the auction. The FCC, however, must make all reasonable efforts to preserve a station’s coverage area and population served. The FCC also is prohibited from involuntarily relocating a station from the UHF to the VHF band or from a high VHF to a low VHF channel. The legislation also establishes a $1.75 billion fund for reimbursement of expenses incurred by television broadcasters in connection with such repacking. Prior to enactment of the legislation, the FCC issued a Notice of Proposed Rulemaking proposing preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for wireless broadband use. These proposals include, (i) making broadcast spectrum allocations available for flexible use, (ii) allowing two or more broadcast stations to enter into voluntary agreements to share a 6 MHz channel, and (iii) improving the reception of VHF signals. Belo cannot predict the outcome of any FCC or other regulatory action or any Congressional legislation in these matters.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. For example,

PAGE 8  Belo Corp.  2011 Annual Report on Form 10-K

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

Employees

As of December 31, 2011, the Company had approximately 2,403 full-time and 337 part-time employees, including approximately 532 employees represented by various employee unions. Belo believes its relations with its employees are satisfactory.

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

Item 1A.  Risk Factors

Sections of this Annual Report on Form 10-K and management’s public comments and press releases from time to time may contain forward-looking statements that are subject to risks and uncertainties. These statements are based on management’s current knowledge and estimates of factors affecting our business, financial condition and operations. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. The following discussion identifies the known material factors that may cause actual results to differ materially from expectations.

Decreases in advertising spending resulting from economic downturns, natural disasters, war, terrorism or other factors specific to the communities we serve can adversely affect our business, financial condition and results of operations. In addition, our revenues are subject to seasonal, cyclical and other fluctuations that could adversely affect our business, financial condition and results of operations.

A substantial majority of our revenues are generated from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, so a recession or economic downturn could adversely affect our business, financial condition and results of operations. We cannot predict the timing, magnitude or duration of any future economic downturn or subsequent recovery.

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

Our advertising revenues depend upon a variety of other factors specific to the communities we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses, and local economic conditions in general. In addition, for the year ended December 31, 2011, 22.0 percent of our total spot revenues were from the automotive industry. The success of the automotive manufacturers and dealers in meeting the economic challenges facing the automotive industry will continue to affect the amount of their advertising spending, which could have an adverse effect on our revenues and results of operations.

Our revenues and results of operations are subject to seasonal, cyclical and other fluctuations that we expect to continue. In particular, we typically experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even-numbered years, advertising revenues tend to increase because of political advertising in our markets. Advertising revenues in odd-numbered

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 9

years tend to be less than in even-numbered years due to the significantly lower level of political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2020, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even-numbered years.

If we are unable to respond to changes in technology and evolving industry trends, our business may not be able to compete effectively.

New technologies are affecting our television stations adversely. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms, and the Internet have captured an increasing market share, while the aggregate viewership of the major broadcast television networks has declined. In addition, the expansion of cable and satellite television, telephone and wireless companies, the Internet and other technological changes has increased, and may continue to increase, the competitive demand for programming.

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable, telephone and wireless, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures, and competitors who target programming to such defined markets may increase competition for advertising dollars. If we are unable to compete with or successfully respond to these changes in technology, our advertising revenues could be reduced, which could adversely affect our business, financial condition and results of operations.

The loss or modification of network affiliation agreements and changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

The non-renewal, termination or material modification of our network affiliation agreements could have a material adverse effect on our results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, two stations affiliated with CW, two stations affiliated with MNTV and one station affiliated with FOX. Each of ABC, CBS, and NBC generally provide our affiliated stations with 22 hours of prime time programming per week. Each of our affiliation agreements has a stated expiration date. As a condition to the renewal of affiliation agreements, the networks with which our stations are affiliated, have negotiated to eliminate network affiliate compensation that we historically have received and have negotiated to receive cash payments from us and other modifications of existing affiliation agreements. Beginning in 2012, the Company will no longer receive network compensation. Consequently, our affiliation agreements may not all remain in place under existing terms. Networks increasingly require their affiliates to contribute toward payments for major sports programming. Changes to these agreements may adversely affect our business, financial condition and results of operations.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms, and in some cases, in close proximity to network programming broadcast on local television stations, including those we own. Programming migration by the networks dilutes the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

Our television businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

Our television stations operate in highly competitive markets. Our television stations compete for audiences and advertising revenue with other broadcast and cable television stations and newspapers, as well as with other media such as magazines, telephone and/or wireless companies, satellite television and the Internet. Many of our current

PAGE 10  Belo Corp.  2011 Annual Report on Form 10-K

and potential competitors have greater financial, marketing, programming and other resources than we do and the ability to distribute more targeted advertising. Cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising.

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

The costs of programming content may increase, which could adversely affect our business, financial condition and results of operations.

Programming–syndicated, network and local–is a significant operating cost. We may be exposed to future increases in programming costs. In addition, in recent years the networks have required their affiliates to contribute increasing amounts toward the cost of major sports and event programming, which has adversely affected our programming expense and results of operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to less than expected revenues, which could result in programming write-downs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station results of operations.

Regulatory changes may affect our strategy and use of broadcast spectrum, and increase competition and operating costs in our media businesses.

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

In February 2012, Congress passed and the President signed legislation authorizing the FCC to conduct an incentive auction in which television broadcasters could participate on a voluntary basis and receive a portion of the proceeds in return for relinquishing some or all of their licensed spectrum. This legislation implements a portion of the “National Broadband Plan,” delivered to Congress by the FCC in March 2010, which made recommendations regarding the reallocation of spectrum, including spectrum currently allocated to television broadcasters, for use by other wireless communications services. The legislation also authorized the FCC to reassign television channels as part of a “repacking” process following the auction. Prior to enactment of the legislation, the FCC issued a Notice of Proposed Rulemaking proposing preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for wireless broadband use. The FCC also will need to adopt rules to implement the February 2012 legislation. These and other changes in the law governing use of the television broadcasting spectrum could materially and adversely affect the Company’s business, financial condition and results of operations.

Belo cannot predict the outcome of any FCC or other regulatory action or any Congressional legislation in these matters or the impact on our business, financial condition and results of operations.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 11

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television stations depend upon maintaining their broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2006 and 2015 (although those that have already expired have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with significant qualifications, including renewals for less than a full term. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include qualifications that could adversely affect our business, financial condition and results of operations. Failing to renew any of our stations’ main licenses could prevent us from operating the affected stations which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial qualifications (including renewing one or more of our licenses for a term of less than the standard term of eight years), it could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to secure or maintain carriage of our television stations’ signals with cable operators, direct broadcast satellite system owners and/or telephone companies, our television stations may not be able to compete effectively.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable operators, direct broadcast satellite operators and/or telephone companies to carry the stations’ primary signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators in its markets, both satellite providers and several telephone companies. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms than our competitors, our ability to compete effectively may be adversely affected, which could adversely affect our business, financial condition and results of operations.

Certain members of management, directors and shareholders may face actual or potential conflicts of interest.

The Company and A. H. Belo have two common directors. The management and directors of Belo and A. H. Belo may own both Belo common stock and A. H. Belo common stock. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Belo’s and A. H. Belo’s management and directors face decisions that could have different implications for each company.

In addition, due to these existing relationships between the two companies, under current law media properties owned by A. H. Belo are considered attributable to Belo for purposes of FCC rules and regulations limiting ownership of multiple media properties in the same market, which could limit our ability to purchase stations in A. H. Belo’s newspaper markets, most notably Dallas-Fort Worth, Texas.

We depend on key personnel, and we may not be able to operate and grow our businesses effectively if we lose the services of our senior management or are unable to attract and retain qualified personnel in the future.

We depend on the efforts of our senior management. The success of our business depends heavily on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our key personnel. We have not entered into employment agreements with our key management personnel and we do not have “key person” insurance for any of our senior management or other key personnel.

We have a large amount of indebtedness. Access to our existing credit facility requires that we meet several covenants, which could be more challenging in a difficult operating environment.

We currently use a portion of our operating cash flow for debt service. We may continue to borrow funds to finance capital expenditures, bond or stock repurchases, acquisitions or investments or to refinance debt, as well as for other purposes.

Our level of indebtedness could, for example:

•

Require us to retain a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, bond or stock repurchases, dividends, acquisitions or investments and other general corporate activities;

•	Limit our ability to obtain additional financing in the future;

PAGE 12  Belo Corp.  2011 Annual Report on Form 10-K

•	Expose us to greater interest rate risk on credit facilities where interest rates vary; and
•	Impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to any of our less leveraged competitors.

Declines in our pension plan asset values could adversely affect the Company’s business, financial condition, and results of operations.

The Company has a non-contributory qualified defined benefit pension plan covering certain employees and former employees of Belo. The Company’s pension plan has been frozen to new participants since 2000 and benefits under the plan have been frozen since March 2007. In recent years, the Company, like many other companies, has experienced significant declines in investment returns on pension assets due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and declines in discount rates used to calculate pension and related liabilities. There can be no assurance the Company will not experience additional declines in the future. Significant declines in pension asset investment returns and declines in discount rates could be material to the Company’s financial position.

We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income and retained earnings.

Approximately 71.3 percent of our total assets as of December 31, 2011, consisted of intangible assets, principally broadcast licenses and goodwill. Generally accepted accounting standards require, among other things, an annual impairment testing of broadcast licenses and goodwill. Any significant shortfall in future advertising revenue could lead to decreases in the fair value of certain reporting units. Such decreases could result in an impairment, and a non-cash charge would be required. Any such charge could be material to the Company’s business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Television Station Properties

At December 31, 2011, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona, for the transmission of KMSB-TV and KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

The operations of the Company’s regional cable news businesses, TXCN and NWCN, are conducted from Company-owned broadcasting facilities in Dallas, Texas, and Seattle, Washington, respectively.

Corporate Properties

Through December 31, 2011, the Company co-owned with A. H. Belo a 17-story office building in downtown Dallas, Texas, that primarily houses the Company’s corporate operations. In connection with the spin-off in 2008, this building and other downtown Dallas real estate were transferred to a limited liability company that was owned in equal parts by Belo and A. H. Belo. The Company’s 50 percent ownership of the limited liability company that owns the Dallas properties was accounted for using the equity method and was included in Other Assets on the Company’s consolidated balance sheet. On December 31, 2011, the Company and A. H. Belo caused the limited liability company to divide the real estate owned by the limited liability company between Belo and A. H. Belo. After the division of these assets on December 31, 2011, the Company wholly-owns the 17-story office building and one parking lot in downtown Dallas, Texas.

WFAA and Belo own and lease under a ground lease contiguous parcels covering the land and improvements used by WFAA and TXCN. In addition, WFAA has entered into an arm’s-length lease with The Dallas Morning News, an A. H. Belo subsidiary, for the lease of certain storage facilities in the parking garage located on Dallas Morning News property.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 13

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

In addition to the lawsuit disclosed above, other legal proceedings are pending against the Company, including several matters relating to alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial condition of the Company.

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

		HIGH	LOW	CLOSE	DIVIDENDS
2011	Fourth Quarter	$6.80	$4.36	$6.30	$.05
	Third Quarter	$7.72	$4.69	$4.89	$.05
	Second Quarter	$9.27	$6.79	$7.53	$.05
	First Quarter	$8.93	$6.45	$8.81	$–
2010	Fourth Quarter	$7.29	$5.52	$7.08	$–
	Third Quarter	$6.77	$5.04	$6.20	$–
	Second Quarter	$9.45	$5.67	$5.69	$–
	First Quarter	$7.75	$5.31	$6.82	$–

On February 29, 2012, the closing price for the Company’s Series A common stock as reported on the New York Stock Exchange was $7.17. The approximate number of shareholders of record of the Series A and Series B common stock at the close of business on such date was 573 and 224, respectively.

The 2011 Credit Agreement allows the Company to pay dividends and repurchase shares up to $100,000 per year as long as the leverage ratio is less than 4.5 and the Company maintains $75,000 of liquidity after any such payment or repurchase

PAGE 14  Belo Corp.  2011 Annual Report on Form 10-K

is made. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for additional information regarding the 2011 Credit Agreement.

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2011. The Amended 2009 Credit Agreement, which was effective from November 15, 2009 through December 21, 2011, did not permit share repurchases. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for additional information on the Amended 2009 Credit Agreement and the new 2011 Credit Agreement. See Consolidated Financial Statements, Note 12–Common and Preferred Stock for share repurchase plan authorization information.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2006, in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index, with (3) the 2011 peer companies selected on a line-of-business basis and weighted for market capitalization and with (4) the 2010 group of peer companies. The chart below includes information regarding the previous peer group companies for reference. For 2011, the Company’s peer group includes the following companies: E.W. Scripps, Gray Television, Journal Communications, Inc., LIN TV Corp., Media General, Meredith Corp., Nexstar Broadcasting Group and Sinclair Broadcast Group. Four additional companies were added to the old peer group to arrive at the new peer group so that no one company significantly impacted the overall peer group. For 2010, the Company’s peer group included the following companies: LIN TV Corp.; Gray Television; Nexstar Broadcasting Group, and Sinclair Broadcasting Group. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 15

Item 6.  Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2011. For a more complete understanding of this selected financial data, see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

In thousands, except per share amounts	2011	2010	2009	2008	2007
Net operating revenues	$650,142	$687,395	$590,267	$733,470	$776,956
Pension settlement charge and contribution reimbursement	20,466	(8,572)	–	–	–
Impairment charges	–	–	242,144	662,151	14,363
All other operating costs and expenses	475,968	480,429	462,775	529,284	556,737
Total operating costs and expenses	496,434	471,857	704,919	1,191,435	571,100
Earnings (loss) from operations	153,708	215,538	(114,652)	(457,965)	205,856
Other income and (expense)	(65,852)	(76,518)	(51,479)	(63,247)	(88,228)
Income tax (expense) benefit	(29,898)	(52,114)	57,070	67,042	(44,130)
Net earnings (loss) from continuing operations	57,958	86,906	(109,061)	(454,170)	73,498
Earnings (loss) from discontinued operations, net of tax(a)	–	–	–	(4,996)	(323,510)
Net earnings (loss)	$57,958	$86,906	$(109,061)	$(459,166)	$(250,012)
Net earnings (loss) per share–Basic
Earnings (loss) per share from continuing operations	$.55	$.83	$(1.06)	$(4.45)	$.71
Earnings (loss) per share from discontinued operations(a)	–	–	–	(.05)	(3.16)
Basic earnings (loss) per share	$.55	$.83	$(1.06)	$(4.50)	$(2.45)
Net earnings (loss) per share–Diluted
Earnings (loss) per share from continuing operations	$.55	$.83	$(1.06)	$(4.45)	$.71
Earnings (loss) per share from discontinued operations(a)	–	–	–	(.05)	(3.16)
Diluted earnings (loss) per share	$.55	$.83	$(1.06)	$(4.50)	$(2.45)
Cash dividends declared	$.15	$–	$.075	$.30	$.50
Total assets	$1,611,605	$1,590,390	$1,584,461	$1,849,179	$3,186,834
Long-term debt	$887,003	$897,111	$1,028,219	$1,092,765	$1,168,140

(a)	Earnings (loss) from discontinued operations include the operations of the newspaper businesses and related assets that were spun-off to A. H. Belo in February 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Belo, a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated Web sites, in 15 highly-attractive markets across the United States. The Company also owns two local and two regional cable news channels and holds an ownership interest in one other cable news channel.

PAGE 16  Belo Corp.  2011 Annual Report on Form 10-K

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

The Company intends for the discussion of its 2011 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. Advertisers generally reduce their advertising spending during economic downturns, which was seen in the latter part of 2008 and through most of 2009. Despite the uneven economy and an automotive category that was adversely affected by events in Japan during 2011, spot revenues (excluding political spot revenues) increased over 2010. The Company experienced spot revenue growth in 2010 for most categories, with a particularly strong return in the automotive category, coupled with near-record political revenue during the 2010 non-Presidential election year. Additional discussion regarding the Company’s results of operations in 2011 as compared to 2010, and 2010 as compared to 2009, is provided below.

RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

Consolidated Results of Operations

Year ended December 31,	2011	Percentage Change	2010	Percentage Change	2009
Net operating revenues	$650,142	(5.4%)	$687,395	16.5%	$590,267
Pension settlement charge and contribution reimbursement	20,466	NM	(8,572)	NM	–
Impairment charges	–	–	–	NM	242,144
Other operating costs and expenses	475,968	(0.9%)	480,429	3.8%	462,775

Total operating costs and expenses	496,434	5.2%	471,857	(33.1%)	704,919

Earnings (loss) from operations	153,708	(28.7%)	215,538	NM	(114,652)
Other income (expense)	(65,852)	(13.9%)	(76,518)	48.6%	(51,479)

Earnings (loss) before income taxes	87,856	(36.8%)	139,020	NM	(166,131)
Income tax expense (benefit)	29,898	(42.6%)	52,114	NM	(57,070)

Net earnings (loss) from operations	$57,958	(33.3%)	$86,906	NM	$(109,061)

NM means not meaningful

Net Operating Revenues

Year ended December 31,	2011	Percentage Change	2010	Percentage Change	2009
Spot advertising revenue	$532,228	(7.2%)	$573,638	18.0%	$485,972
Other revenue	117,914	3.7%	113,757	9.1%	104,295

Net operating revenues	$650,142	(5.4%)	$687,395	16.5%	$590,267

Spot advertising revenue decreased $41,410, or 7.2 percent, in the year ended December 31, 2011, compared to the year ended December 31, 2010. This decrease is primarily due to a $46,041 decrease in political spot revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Combined local and national spot revenue was up slightly with increases in the automotive, healthcare, retail, and telecommunications categories offset by decreases in the entertainment and gambling, grocery and professional services categories. Other revenue increased primarily due to a 20.1 percent increase in retransmission revenue and a 12.0 percent increase in Internet revenue, partially offset by lower network compensation and other revenue.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 17

Spot advertising revenue increased $87,666, or 18.0 percent, in the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase is primarily due to a $45,394, or 9.6 percent, increase in local and national spot revenue and a $42,272 increase in political spot revenue. Local and national spot revenue increased in the major categories of automotive, financial services, retail, grocery and telecommunications. These increases were partially offset by decreases in the restaurant category. Other revenue increased primarily due to a 14.2 percent increase in retransmission revenue and a 17.6 percent increase in Internet revenue, partially offset by declines in network compensation and other revenue.

Operating Costs and Expenses

For the year ended December 31, 2011, station salaries, wages and employee benefits increased $4,916, or 2.3 percent, primarily due to increases in salary expense of $3,535, partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $2,474, and higher station pension expense of $2,110, partially offset by decreases in accrued bonuses of $4,234. Station programming and other operating costs increased $5,669, or 2.8 percent, primarily due to the non-cash expense reduction in 2010 of $7,037 related to a 2005 Federal Communications Commission decision that allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in the first half of 2010. Additionally, technology costs increased $3,495, advertising expense increased $3,330 and interactive outside services increased $1,545. These increases were partially offset by decreases in programming expense of $7,691 and national representation fees of $2,333.

For the year ended December 31, 2010, station salaries, wages and employee benefits increased $18,942, or 9.9 percent, primarily due to increases in accrued bonuses of $7,468, a 2009 credit for vacation accruals of $7,473 due to the second quarter 2009 decision to convert to a paid time off vacation policy, increases in pension and pension transition expenses of $4,954 and increases in self-insured medical insurance costs of $837. These increases were partially offset by a decrease in 401(k) expense of $1,896. Station programming and other operating costs remained fairly consistent, with a $911, or 0.5 percent, decrease from the prior year. In 2005, the FCC allowed a major wireless provider to finance the replacement of analog newsgathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in 2010 and two Belo markets converted in 2009. For the full year, the credits recognized for the replacement of analog equipment discussed previously were $7,037 and $2,634 in 2010 and 2009, respectively. In 2010, the credits were partially offset by a $3,440 increase in national representation fees due to higher national revenues.

Corporate operating costs decreased $11,149, or 30.6 percent, for the year ended December 31, 2011, primarily due to decreases in technology support costs of $3,620, pension expense of $3,366 related to the pension split discussed below and accrued bonuses of $2,679.

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

In October 2010, Belo and A. H. Belo agreed to split The G. B. Dealey Retirement Pension Plan (Pension Plan) into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored and managed by or on behalf of Belo.

For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan resulted in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the new plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of $129,665 in actuarial losses previously recognized in accumulated other comprehensive loss, which was

PAGE 18  Belo Corp.  2011 Annual Report on Form 10-K

recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as previously discussed. The combined result of all pension split settlement transactions in 2011 was a net charge before taxes of $20,466.

Belo’s current funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the year ended December 31, 2011, the Company made contributions totaling $27,157 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233 related to the contributions for the 2010 plan year. A. H. Belo has no further obligations to reimburse the Company for any contributions after the 2010 plan year.

In the third quarter 2009, the Company recorded a non-cash impairment charge of $242,144 related to the decline in the fair value of its intangible assets associated with FCC licenses. See “Critical Accounting Policies and Estimates” below for further discussion of the goodwill and intangible asset assessment process and related impairment charges recorded by the Company.

Other income (expense)

Interest expense decreased $5,502, or 7.1 percent, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to decreased interest costs associated with lower variable rate debt borrowings versus the same periods in 2010. In addition, commitment fees and amortization of financing costs associated with the variable rate debt declined due to the Company’s election to reduce commitments under the credit agreements in August 2010. In connection with the December 2011 amendment to the credit facility, the Company recognized a charge to interest expense of $698 related to the write-off of prior debt issuance costs. This charge partially offset the decrease in interest expense discussed above.

Interest expense increased $13,975, or 21.9 percent, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased interest costs associated with the November 2009 issuance of $275,000 of 8% Senior Notes, due in 2016, and the amortization of the discount and refinancing costs associated with the note offering and concurrent amendment to the credit facility. These borrowings were previously included in the Company’s lower-rate revolving credit facility. Additionally, on August 12, 2010, the Company amended its credit agreement to decrease the borrowing capacity under the agreement from $460,750 to $205,000, earlier than previously scheduled. In connection with the decrease in borrowing capacity, the Company recorded a charge to interest expense of $1,225 related to the write-off of prior debt issuance costs.

Other income, net increased $5,164, in 2011 primarily due a $4,467 non-cash gain realized on the settlement of ownership of certain Dallas, Texas properties previously held in a limited liability company jointly owned with A. H. Belo.

Other income, net decreased $11,064, or 88.9 percent, in 2010 primarily due to a 2009 gain of $14,905 related to the Company’s first quarter 2009 purchase of debt securities. The debt securities were purchased on the open market at a discount.

Income taxes

Income tax expense decreased $22,216, or 42.6 percent, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to lower pretax earnings, including a $7,143 tax benefit related to deferred tax adjustments for the pension settlement charge, and settlement of certain tax matters in 2011. The Company’s effective tax rate was 34.0 percent for the year ended December 31, 2011.

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

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 19

As a result of the matters discussed above, the Company recorded net earnings of $57,958, or $0.55 per share, for 2011, compared with net earnings of $86,906, or $0.83 per share, for 2010, and a net loss of $(109,061), or $(1.06) per share, for 2009.

Station Adjusted EBITDA

Year ended December 31,	2011	Percentage Change	2010	Percentage Change	2009
Station Adjusted EBITDA	$230,308	(17.2%)	$278,146	39.7%	$199,049
Corporate operating costs	(25,338)	(30.6%)	(36,487)	22.0%	(29,902)
Pension settlement charge and contribution reimbursements	(20,466)	NM	8,572	NM	–
Depreciation	(30,796)	(11.2%)	(34,693)	(16.7%)	(41,655)
Impairment charges	–	–	–	NM	(242,144)

Earnings (loss) from operations	$153,708	(28.7%)	$215,538	NM	$(114,652)

NM means not meaningful

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

For the year ended December 31, 2011, Station Adjusted EBITDA decreased $47,838, or 17.2 percent, compared with the year ended December 31, 2010. As discussed above, this decrease was primarily due to lower 2011 political spot revenues and increases in station salaries, wages and employee benefits, and station programming and other operating costs. For the year ended December 31, 2010, Station Adjusted EBITDA increased $79,097, or 39.7 percent, compared with the year ended December 31, 2009. As discussed above, this increase was primarily due to higher 2010 spot revenues, including political spot revenues, partially offset by increases in station salaries, wages and employee benefits, and station programming and other operating costs.

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

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest and discount rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen and its competitors; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; FCC and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the SEC and elsewhere in this Annual Report on Form 10-K.

PAGE 20  Belo Corp.  2011 Annual Report on Form 10-K

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

Impairment of Property, Plant and Equipment        The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future undiscounted net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2011, 2010 and 2009, the Company did not record any impairment losses related to property, plant and equipment.

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

In assessing the fair value of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite-lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2011, perpetuity growth rates used ranged from 2.0% to 3.0%), forecasted operating margins, estimated tax rates, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2011, the weighted-average cost of capital used was 9.25%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. At December 31, 2011, in two of the Company’s 15 markets, the estimated fair value of the FCC licenses is less than 25 percent greater than their

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 21

respective carrying values, with the closest market having an excess of estimated fair value over carrying value of 21 percent. A significant reduction in the fair value of the FCC licenses in any of these two markets could result in an impairment charge. As of December 31, 2011, the carrying value of the FCC licenses in those two markets represents approximately $104,911 of the Company’s total $725,399 of FCC licenses. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its indefinite-lived intangible assets.

As of December 31, 2011, goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 25% represent over 95% of the total investments in goodwill, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. In the Company’s closest market having excess of estimated fair value over carrying values, reporting unit fair value exceeded carrying value by approximately 15%. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

Based upon the assessments performed as of December 31, 2011 and 2010, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary. Additionally, based on assessments performed as of December 31, 2011 and 2010, the estimated fair value of the Company’s FCC licenses exceeded their carrying amounts and no impairments of FCC licenses were identified.

Based on interim assessments performed as of September 30, 2009, the Company recorded a non-cash impairment charge of $242,144 in the third quarter of 2009 reflecting the reduction in the fair value of the Company’s FCC licenses in 10 of its markets. Of this amount, $84,584 related to the Phoenix, Arizona market, $52,727 related to the Seattle, Washington market, $27,807 related to the Portland, Oregon market, $13,133 related to the St. Louis, Missouri market, $14,383 related to the Louisville, Kentucky market, $10,518 related to the Austin, Texas market, $10,212 related to the San Antonio, Texas market, $10,128 related to the Tucson, Arizona market, $9,597 related to the Spokane, Washington market, and $9,055 related to the Boise, Idaho market. Based on its annual assessments performed as of December 31, 2009, no additional impairments of FCC licenses were identified.

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

Pension Benefits        Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption of 4.69 percent, the Company used a measurement date of December 31, 2011, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plan.

PAGE 22  Belo Corp.  2011 Annual Report on Form 10-K

To compute the Company’s pension expense in the year ended December 31, 2011, the Company used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 5.89 percent, used in this calculation, was the rate used in computing the benefit obligation as of December 31, 2010. The expected long-term rate of return on plan assets of 8.0 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s pension plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether quantitative impairment analysis is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The value of that goodwill will not be affected by the adoption of this standard.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

(Dollars in thousands, except per share amounts)

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $81,450, $143,465 and $79,922 in the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 operating cash flows were provided primarily by net earnings adjusted for non-cash and pension related items, pension contributions and routine changes in working capital. The 2010 operating cash flows were provided primarily by net earnings, adjusted for non-cash charges, and net cash provided by routine changes in the Company’s working capital requirements, partially offset by pension contributions. The 2009 operating cash flows were provided primarily by net losses adjusted for non-cash charges, including a non-cash impairment charge and adjustment to deferred taxes, and partially offset by net cash used for routine changes in the Company’s working capital requirements.

In 2007, Belo applied for a change in accounting method with the Internal Revenue Service (IRS) related to the deduction of amortization expense associated with certain intangibles. In November of 2010, the Company received a consent letter from the IRS approving the change in accounting method and subsequently filed an amendment to its 2007 federal tax return. As a result of the amended return, the Company recorded a tax refund receivable of

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 23

approximately $30,000. The 2011 and 2010 year-end balance sheet reflects the effects of the tax refund receivable. The refund did not have any effect on cash flows or earnings in 2011 or 2010, other than interest income related to the refund. The IRS completed its final review in 2011 and subsequent to December 31, 2011, the Company received the tax refund which will be reflected in the first quarter 2012 statement of cash flows as cash provided by operations.

The Company made $27,157 in contributions to its Pension Plan for the 2010 and 2011 plan years during the year ended December 31, 2011. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of any contributions the Company made to the Pension Plan related to the 2010 plan year. Such reimbursements totaled $8,233 during the year ended December 31, 2011.

Investing Cash Flows

Net cash flows used in investing activities were $7,738, $8,148 and $6,149 in 2011, 2010 and 2009, respectively. These cash flows are primarily attributable to capital expenditures as more fully described below.

Capital Expenditures

Total capital expenditures for continuing operations were $15,758, $14,968 and $9,189 in 2011, 2010 and 2009, respectively. These were primarily for television station equipment and corporate-driven technology initiatives. As of December 31, 2011, projected capital expenditures for 2012 related to Belo’s television businesses and related assets are approximately $20,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit facility.

Property Transaction

In June 2011, the Company received $5,919 in proceeds from the sale of real estate it had purchased in 2005 for potential construction, and recorded an immaterial gain on the sale.

Investments

The Company received $2,431 and $7,366 in cash distributions from its investments for the years ended December 31, 2011 and 2010, respectively.

Financing Cash Flows

Net cash flows used in financing activities were $20,903, $131,808 and $74,743 in the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and the payment of dividends. The 2011 cash flows used for financing activities decreased significantly from 2010 because there have been no borrowings under the credit facility since the first half of 2011. The 2010 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility. The 2009 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility, issuance of the Company’s 8% Senior Notes due 2016, repurchase of Belo debt securities and dividends on common stock as described below.

Long-Term Debt

Long-term debt consists of the following at December 31, 2011 and 2010:

	2011	2010
6 3/4% Senior Notes due May 30, 2013	$175,748	$175,623
8% Senior Notes due November 15, 2016	271,255	270,488
7 3/4% Senior Debentures due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures due September 15, 2027	240,000	240,000
Fixed-rate debt	887,003	886,111
Revolving credit facility, including short-term unsecured notes	–	11,000
Total	$887,003	$897,111

PAGE 24  Belo Corp.  2011 Annual Report on Form 10-K

The combined weighted average effective interest rate for these debt instruments was 7.5 percent and 7.4 percent as of December 31, 2011 and 2010, respectively.

On December 21, 2011, the Company entered into an Amended and Restated Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., Suntrust Bank, Royal Bank of Canada, and other lenders, which matures upon expiration of the agreement on August 15, 2016 (the 2011 Credit Agreement). The 2011 Credit Agreement amended and restated the Company’s Amended 2009 Credit Agreement. The amendment reduced the total amount of the credit agreement to $200,000, extended the maturity date to August 15, 2016, and modified certain other terms and conditions. The 2011 Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit. The 2011 Credit Agreement is guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the 2011 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Commitment fees of up to 0.625 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility.

The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At December 31, 2011, the maximum allowed leverage ratios are as follows:

From	To	Maximum allowed leverage ratio
December 21, 2011	December 30, 2012	6.00
December 31, 2012	December 30, 2013	5.50
December 31, 2013	Thereafter	5.00

In addition, the Company is required to have an interest coverage ratio of not less than 2.0 and a senior leverage ratio of less than 1.0. While Belo was well within these limits at December 31, 2011, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would permit acceleration of all our indebtedness and related payment obligations. The 2011 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type. The 2011 Credit Agreement allows the Company to pay dividends and repurchase shares up to $100,000 per year as long as the leverage ratio is less than 4.5 and the Company maintains $75,000 of liquidity after any such payment or repurchase is made. Repurchases of the Company’s bonds due in 2016 and 2027 are exempt from the $100,000 per year limitation. Repurchases of the Company’s bonds due in 2013 are exempt from both the $100,000 per year limitation and the $75,000 liquidity restriction. At December 31, 2011, there was no balance outstanding under the 2011 Credit Agreement and all unused borrowings were available. Additionally, the Company’s leverage ratio was 4.1, its interest coverage ratio was 3.0 and its senior leverage ratio was 0.0. At December 31, 2011, the Company was in compliance with all debt covenants.

On November 16, 2009, the Company entered into an Amended and Restated $460,750 Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which was set to mature upon expiration of the agreement on December 31, 2012 (the Amended 2009 Credit Agreement). The Amended 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement described below (the 2009 Credit Agreement). The amendment reduced the total amount of the Credit Agreement to $460,750 through June 7, 2011, subsequent to which the Company voluntarily reduced the commitment to $205,000. Additionally, the amendment modified certain other terms and conditions. The facility was used for working capital and other general corporate purposes, including letters of credit. The Amended 2009 Credit Agreement was guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the Amended 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.75 percent per year of the total unused commitment, depending on the Company’s leverage ratio, were payable under the facility.

In November 2009, Belo issued $275,000 of 8% Senior Notes due November 15, 2016 at a discount of approximately $5,346. Interest on these 8% Senior Notes is due semi-annually on November 15 and May 15 of each year. The 8% Senior Notes are guaranteed by the 100%-owned subsidiaries of the Company. The net proceeds were used to repay

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 25

debt previously outstanding under Belo’s revolving credit facility. The $5,346 discount associated with the issuance of these 8% Senior Notes is being amortized over the term of the 8% Senior Notes using the effective interest rate method. As of December 31, 2011, the unamortized discount was $4,512. The Company may redeem the 8% Senior Notes at its option at any time in whole or from time to time in part at a redemption price calculated in accordance with the indenture under which the notes were issued.

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

Dividends

The following table presents dividend information for the years ended December 31, 2011 and 2009. No dividends were paid for the year ended December 31, 2010.

	2011	2009
Dividends paid	$10,368	$15,375
Dividends declared per share	.15	.075

Exercise of Stock Options

The following table presents stock option exercise information for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Options exercised	162,147	56,185	62,740
Exercisable options	6,896,736	8,576,261	9,808,387
Net proceeds received from the exercise of stock options (in thousands)	$300	$99	$118

PAGE 26  Belo Corp.  2011 Annual Report on Form 10-K

Share Repurchase Program

The Company has a stock repurchase program pursuant to an authorization from Belo’s Board of Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2011, under this authority was 13,030,716 shares. The Amended 2009 Credit Agreement, which was effective from November 16, 2009 through December 21, 2011, did not permit share repurchases. There were no share repurchases in 2011, 2010 or 2009. The 2011 Credit Agreement, which became effective on December 21, 2011, allows share repurchases under certain circumstances.

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2011. See the Consolidated Financial Statements, Note 15–Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt (principal only)	$887,003	$–	$175,748	$–	$–	$271,255	$440,000
Interest on long-term debt(a)	636,545	66,775	59,848	54,900	54,900	52,188	347,934
Broadcast rights and programming	101,396	34,227	36,400	25,227	4,661	389	492
Capital expenditures and licenses	251	251	–	–	–	–	–
Non-cancelable operating leases	12,696	2,949	2,341	1,996	1,377	660	3,373
Total	$1,637,891	$104,202	$274,337	$82,123	$60,938	$324,492	$791,799

(a)	Represents the annual interest on fixed rate debt at the applicable stated rates.

The contractual obligations table does not include actuarially projected minimum funding requirements of the Company’s Pension Plan due to significant uncertainties regarding the assumptions involved in making such minimum funding projections, including (i) interest rate levels; (ii) asset returns, and (iii) what, if any, changes will occur to regulatory requirements. While subject to change, the contribution amounts for the Pension Plan for 2012 and 2013, under current regulations, are estimated to be approximately $19,300 and $23,000, respectively. Further contributions are currently projected for 2014 through 2019 but amounts cannot be reasonably estimated due to the uncertainties listed above. As of December 31, 2011, the Company’s total net pension obligation as reflected on the Consolidated Balance Sheet was $112,312. See the Consolidated Financial statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans for additional information regarding the Pension Plan.

Pension Split Disclosure

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

For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan resulted in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the new plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of $129,665 in actuarial losses previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo. The combined result of all pension split settlement transactions in 2011 was a net charge before taxes of $20,466.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 27

Other

The Company has various options available to meet its 2011 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $200,000 revolving credit agreement. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 10 – Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2011 and 2010, the fair value of Belo’s fixed-rate debt was estimated to be $865,921 and $865,482, respectively, using quoted market prices and yields obtained through independent pricing sources. The carrying amount of fixed-rate debt was $887,003 and $886,111 at December 31, 2011 and 2010, respectively.

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $45,787 at December 31, 2011 ($47,018 at December 31, 2010). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates for the years ended December 31, 2011 or 2010, would have resulted in an immaterial annual change to Belo’s pretax earnings and cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2011 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent

PAGE 28  Belo Corp.  2011 Annual Report on Form 10-K

accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f), of Belo Corp. (Belo or the Company). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2011.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report appears immediately following this report.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belo Corp.

We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belo Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 9, 2012

PAGE 30  Belo Corp.  2011 Annual Report on Form 10-K

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Belo Corp. Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Committees of the Board–Audit Committee,” “Corporate Governance–Committees of the Board–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

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

A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.

400 South Record Street

Dallas, Texas 75202-4841

Attn: Corporate Secretary

Telephone: (214) 977-6606

Item 11.  Executive Compensation

The information set forth under the headings “Executive Compensation – Compensation Discussion and Analysis,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2011,–Outstanding Equity Awards at Fiscal Year-End 2011,–Option Exercises and Stock Vested in 2011,–Post-Employment Benefits,–Pension Benefits at December 31, 2011,–Non-Qualified Deferred Compensation,–Change In Control Arrangements and Other Agreements Upon Termination of Employment,–Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2011,–Director Compensation, Corporate Governance– Committees of the Board–Compensation Committee” and “Corporate Governance–Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Belo Corp. Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5–Long-Term Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 31

Item 14.  Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2012, is incorporated herein by reference.

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

Exhibit Number	Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corpo ration dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3.1*	Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598) (the “1999 Form 10-K”))
3.2*	Certificate of Correction to Certificate of Incorporation dated May 13, 1987 (Exhibit 3.2 to the 1999 Form 10-K)
3.3*	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated April 16, 1987 (Exhibit 3.3 to the 1999 Form 10-K)
3.4*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 4, 1988 (Exhibit 3.4 to the 1999 Form 10-K)
3.5*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 3, 1995 (Exhibit 3.5 to the 1999 Form 10-K)
3.6*	Certificate of Amendment of Certificate of Incorporation of the Company dated May 13, 1998 (Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1998 Form 10-Q”))
3.7*	Certificate of Ownership and Merger, dated December 20, 2000, but effective as of 11:59 p.m. on December 31, 2000 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (Securities and Exchange Commission File No. 001-08598))
3.8*	Amended Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated May 4, 1988 (Exhibit 3.7 to the 1999 Form 10-K)
3.9*	Certificate of Designation of Series B Common Stock of the Company dated May 4, 1988 (Exhibit 3.8 to the 1999 Form 10-K)
3.10*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

PAGE 32  Belo Corp.  2011 Annual Report on Form 10-K

Exhibit Number		Description
3.11*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001- 08598))

3.12*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))
4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.12 above
4.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated March 13, 2001 (Securities and Exchange Commission File No. 001-08598)(the “2000 Form 10-K”))
4.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.3 to the 2000 Form 10-K)
4.4	Instruments defining rights of debt securities:
	(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
	(2) *	$200 million 7¾% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
	(3) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
	(4) *	(a) $200 million 7¼% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))
	(b) *	$50 million 7¼% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
	(5) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
	(6) *	Form of Belo Corp. 6¾% Senior Notes due 2013 (Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006 (Securities and Exchange Commission File No. 001-08598)(the “May 26, 2006 Form 8-K”))
	(7) *	Officers’ Certificate dated May 26, 2006 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.2 to the May 26, 2006 Form 8-K)
	(8) *	Underwriting Agreement Standard Provisions (Debt Securities), dated May 24, 2006 (Exhibit 1.1 to the May 26, 2006 Form 8-K)
	(9) *	Underwriting Agreement, dated May 24, 2006, between the Company, Banc of America Securities LLC and JPMorgan Securities, Inc. (Exhibit 1.2 to the May 26, 2006 Form8-K)
	(10) *	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))
	(11) *	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)
	(12) *	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 33

Exhibit Number		Description
10.1	Financing agreements:
	(1) *	Amendment and Restatement Agreement, dated as of November 16, 2009 to Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of February 26, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

	(2) *	Guarantee Agreement dated as of February 26, 2009, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.1(4) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No. 001-08598)
	(3) *	Form of Supplement, dated as of November 16, 2009, to the Guarantee Agreement dated as of February 26, 2009, among the Company, the Subsidiaries of the Company from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the November 16, 2009 Form 8-K)
	(4) *	First Amendment dated as of August 11, 2010, to its Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2009, as further amended and restated as of November 16, 2009, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010 (Securities and Exchange Commission File No. 001-08598))
	(5) *	Amendment and Restated Revolving Credit Facility Agreement, dated as of December 21, 2011, among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; JPMorgan Securities LLC, Suntrust Robinson Humphrey, Inc., and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners; Suntrust Bank and Royal Bank of Canada as Co-Syndication agents, The Northern Trust Company and Capital One N.A. as Co-Documentation Agents (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011 (Securities and Exchange file No. 001-08598)(the “December 22, 2011 Form 8-K))
	(6) *	Guarantee Agreement dated as of December 21, 2011, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the December 22, 2011 Form 8-K)
~10.2	Compensatory plans:
	~(1)	Belo Savings Plan:
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

*

(c)     Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No 001-08598)( the “2008 Form 10-K”))

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

PAGE 34  Belo Corp.  2011 Annual Report on Form 10-K

Exhibit Number		Description
*

(f)      Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010 (Exhibit 10.2.1(f) to the Company’s Annual Report on Form 10-K dated March 11, 2011 (Securities and Exchange Commission file No. 001-08598))

	~(2) *	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)

	*	(a) Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
	*	(b) Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
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

	~(3) *	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
	*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)
	~(4)	Belo Supplemental Executive Retirement Plan
	*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
	*	(b) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)
	*	(c) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)
	~(5) *	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
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

	*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
	*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
	*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 35

Exhibit Number		Description
	~(7) *	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))
*

(a)     Form of Belo 2004 Executive Compensation Plan Award Notification for Executive Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598))

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

	~(8) *	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)
	~(9) *	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))
10.3	Agreements relating to the spin-off distribution of A. H. Belo:
	(1) *	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
	*	(a)First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))
	(2) *	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)
	*	(a)Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598)(the “October 8, 2010 Form 8-K”))
	(3) *	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
	(4) *	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)
	12	Statement re Computation of Ratios
	21	Subsidiaries of the Company
	23	Consent of Ernst & Young LLP
	24	Power of Attorney (set forth on the signature page(s) hereof)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
¥101.INS XBRL Instance Document

¥101.SCH XBRL Taxonomy Extension Schema Document

¥101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

¥101.DEF XBRL Taxonomy Extension Definition Linkbase Document

¥101.LAB XBRL Taxonomy Extension Labels Linkbase Document

¥101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PAGE 36  Belo Corp.  2011 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Dunia A. Shive
Dunia A. Shive
President, Chief Executive Officer and Director

Dated: March 9, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board	March 9, 2012

/s/ Dunia A. Shive Dunia A. Shive	President, Chief Executive Officer and Director	March 9, 2012

/s/ Peter A. Altabef Peter A. Altabef	Director	March 9, 2012

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 9, 2012

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 9, 2012

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 9, 2012

/s/ James M. Moroney III James M. Moroney III	Director	March 9, 2012

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 9, 2012

/s/ M. Anne Szostak M. Anne Szostak	Director	March 9, 2012

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 37

Signature	Title	Date

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr.	Director	March 9, 2012

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 9, 2012

/s/ Carey P. Hendrickson Carey P. Hendrickson	Senior Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

PAGE 38  Belo Corp.  2011 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 9, 2012

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 39

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

In thousands, except share and per share amounts	2011	2010	2009

Net Operating Revenues	$650,142	$687,395	$590,267
Operating Costs and Expenses
Station salaries, wages and employee benefits	214,861	209,945	191,003
Station programming and other operating costs	204,973	199,304	200,215
Corporate operating costs	25,338	36,487	29,902
Pension settlement charge and contribution reimbursements	20,466	(8,572)	–
Depreciation	30,796	34,693	41,655
Impairment charge	–	–	242,144
Total operating costs and expenses	496,434	471,857	704,919
Earnings (loss) from operations	153,708	215,538	(114,652)
Other Income and (Expense)
Interest expense	(72,393)	(77,895)	(63,920)
Other income, net	6,541	1,377	12,441
Total other income and (expense)	(65,852)	(76,518)	(51,479)
Earnings (loss) before income taxes	87,856	139,020	(166,131)
Income tax expense (benefit)	29,898	52,114	(57,070)
Net earnings (loss)	$57,958	$86,906	$(109,061)
Net earnings (loss) per share
Basic	$0.55	$0.83	$(1.06)
Diluted	0.55	0.83	(1.06)
Weighted average shares outstanding
Basic	103,606	103,026	102,491
Diluted	103,980	103,437	102,491
Dividends declared per share	$0.15	$–	$0.075

See accompanying Notes to Consolidated Financial Statements.

PAGE 40  Belo Corp.  2011 Annual Report on Form 10-K

CONSOLIDATED BALANCE SHEETS

Assets	December 31,

In thousands	2011	2010

Current assets:
Cash and temporary cash investments	$61,118	$8,309
Accounts receivable (net of allowance of $3,055 and $3,693 at December 31, 2011 and 2010, respectively)	149,584	144,992
Income tax receivable	31,629	37,921
Deferred income taxes	1,572	1,913
Short-term broadcast rights	7,571	7,408
Prepaid and other current assets	7,549	10,253
Total current assets	259,023	210,796
Property, plant and equipment, at cost:
Land	40,617	39,404
Buildings and improvements	130,297	122,955
Broadcast equipment	336,870	354,459
Other	101,136	110,531
Advance payments on property, plant and equipment	3,209	4,269
Total property, plant and equipment	612,129	631,618
Less accumulated depreciation	(455,014)	(467,179)
Property, plant and equipment, net	157,115	164,439
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	46,195	65,883
Total assets	$1,611,605	$1,590,390

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 41

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except share and per share amounts	2011	2010
Current liabilities:
Accounts payable	$19,677	$20,744
Accrued compensation and benefits	21,079	26,560
Short-term pension obligation	19,300	36,571
Income taxes payable	12,922	13,701
Accrued interest payable	10,378	10,405
Other accrued expenses	7,692	17,786
Short-term film obligations	6,190	7,928
Dividends Payable	5,189	–
Deferred revenue	3,435	3,505
Total current liabilities	105,862	137,200

Long-term debt	887,003	897,111
Deferred income taxes	244,361	206,765
Pension obligation	93,012	155,510
Other liabilities	14,164	23,162

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued.
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued and outstanding 93,672,489 and 92,916,960 shares at December 31, 2011 and 2010, respectively;	156,433	155,172
Series B: Issued and outstanding 10,115,193 and 10,272,679 shares at December 31, 2011 and 2010, respectively.	16,892	17,155
Additional paid-in capital	918,226	915,014
Retained earnings (deficit)	(737,007)	(773,976)
Accumulated other comprehensive loss	(87,341)	(142,723)

Total shareholders’ equity	267,203	170,642

Total liabilities and shareholders’ equity	$1,611,605	$1,590,390

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  Belo Corp.  2011 Annual Report on Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Dollars in thousands	Three years ended December 31, 2011
	Common Stock
	Shares Series A	Shares Series B	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	89,184,467	13,019,733	$170,681	$909,797	$(745,608)	$(136,936)	$197,934
Comprehensive loss:
Net loss	–	–	–	–	(109,061)	–	(109,061)
Change in pension liability adjustment, net of tax	–	–	–	–	–	(2,649)	(2,649)

Total comprehensive loss							(111,710)

Exercise of stock options	62,340	400	105	13	–	–	118
Excess tax benefit from long-term incentive plan	–	–	–	67	–	–	67
Conversion of RSUs	331,751	–	554	(554)	–	–	–
Share-based compensation	–	–	–	2,666	–	–	2,666
Dividends	–	–	–	–	(7,710)	–	(7,710)
Spin-off distribution of A. H. Belo	–	–	–	–	1,497	–	1,497
Conversion of Series B to Series A	1,377,779	(1,377,779)	–	–	–	–	–
Balance at December 31, 2009	90,956,337	11,642,354	$171,340	$911,989	$(860,882)	$(139,585)	$82,862
Comprehensive income:
Net earnings	–	–	–	–	86,906	–	86,906
Change in pension liability adjustment, net of tax	–	–	–	–	–	(3,138)	(3,138)

Total comprehensive income							83,768

Exercise of stock options	56,185	–	94	5	–	–	99
Excess tax benefit from long-term incentive plan	–	–	–	93	–	–	93
Conversion of RSUs	534,763	–	893	(893)	–	–	–
Share-based compensation	–	–	–	3,820	–	–	3,820
Conversion of Series B to Series A	1,369,675	(1,369,675)	–	–	–	–	–
Balance at December 31, 2010	92,916,960	10,272,679	$172,327	$915,014	$(773,976)	$(142,723)	$170,642
Comprehensive income:
Net earnings	–	–	–	–	57,958	–	57,958
Change in pension liability adjustment, net of tax	–	–	–	–	–	(29,840)	(29,840)

Total comprehensive income							28,118

Exercise of stock options	72,147	90,000	270	30	–	–	300
Excess tax benefit from long-term incentive plan	–	–	–	166	–	–	166
Conversion of RSUs	435,896	–	728	(728)	–	–	–
Share-based compensation	–	–	–	3,744	–	–	3,744
Dividends	–	–	–	–	(15,558)	–	(15,558)
Split of Pension Plan with A. H. Belo	–	–	–	–	–	85,222	85,222
Adjustment to spin-off distribution of A. H. Belo	–	–	–	–	(5,431)	–	(5,431)
Conversion of Series B to Series A	247,486	(247,486)	–	–	–	–	–
Balance at December 31, 2011	93,672,489	10,115,193	$173,325	$918,226	$(737,007)	$(87,341)	$267,203

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 43

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Provided (Used)	Years ended December 31,

In thousands	2011	2010	2009
Operations
Net earnings (loss)	$57,958	$86,906	$(109,061)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Gain on repurchase of senior notes	–	–	(14,905)
Gain on division of Belo Investment, LLC	(4,467)	–	–
Depreciation	30,796	34,693	41,655
Impairment charge	–	–	242,144
Pension settlement charge	28,699	–	–
Pension contributions	(27,157)	(14,287)	–
Deferred income taxes	8,115	55,756	(63,619)
Employee retirement benefit expense	4,149	5,171	(554)
Share-based compensation	3,147	3,054	4,808
Other non-cash items	1,290	(3,705)	4,712
Equity (income) loss from partnerships	(1,720)	138	356
Other, net	(802)	(3,127)	(2,094)
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,387)	(6,236)	(1,868)
Other current assets and other assets	1,439	831	610
Accounts payable	(4,081)	387	1,352
Accrued compensation and benefits	(5,483)	13,318	(17,450)
Other accrued expenses	(9,533)	6,613	(3,323)
Interest payable	(26)	(277)	2,543
Income taxes payable/receivable	5,513	(35,770)	(5,384)
Net cash provided by operations	81,450	143,465	79,922

Investments
Capital expenditures	(15,758)	(14,968)	(9,189)
Proceeds from disposition of real estate	5,919	–	–
Other investments, net	2,101	6,820	3,040
Net cash used for investments	(7,738)	(8,148)	(6,149)

Financing
Net proceeds from revolving debt	32,000	49,700	119,853
Payments on revolving debt	(43,000)	(181,700)	(423,800)
Net proceeds from issuance of senior notes	–	–	269,654
Purchase of senior notes	–	–	(25,260)
Dividends on common stock	(10,369)	–	(15,375)
Net proceeds from exercise of stock options	300	99	118
Excess tax benefit from option exercises	166	93	67
Net cash used for financing	(20,903)	(131,808)	(74,743)
Net increase (decrease) in cash and temporary cash investments	52,809	3,509	(970)
Cash and temporary cash investments at beginning of year	8,309	4,800	5,770
Cash and temporary cash investments at end of year	$61,118	$8,309	$4,800
Supplemental Disclosures (Note 17)

See accompanying Notes to Consolidated Financial Statements.

PAGE 44  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

A)	Business and Principles of Consolidation The Company’s operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280 to be aggregated into one reporting segment.

The consolidated financial statements include the accounts of Belo and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Belo accounts for its interests in partnerships using the equity method of accounting, with Belo’s share of the results of operations being reported in Other Income and Expense in the accompanying consolidated statements of operations. In 2011, the Company reduced Other Assets and Retained Earnings (Deficit) by $5,431 to reflect an immaterial adjustment to the 2008 spin-off distribution of A. H. Belo.

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred subsequent to December 31, 2011, through the issuance of the financial statements.

All dollar amounts are in thousands, except per share amounts, unless otherwise indicated.

B)	Cash and Temporary Cash Investments Belo considers all highly liquid instruments purchased with a remaining maturity of three months or less to be temporary cash investments. Such temporary cash investments are carried at fair value on a recurring basis using Level 1 inputs. See Note 8 for a definition of the fair value hierarchy.

C)	Accounts Receivable Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. We estimated our allowance for doubtful accounts primarily using historical net write-offs of uncollectible accounts. Belo analyzed the ultimate collectability of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the necessary allowance. The overall reserve is then reviewed in the context of the actual portfolio at the time and appropriate adjustments are made, if necessary. Our policy is to write off accounts after all collection efforts have failed; generally, amounts past due by more than one year have been written off. Expense for such uncollectible amounts is included in station programming and other operating costs. The carrying amount of accounts receivable approximates fair value. The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2011, 2010 and 2009:

	Expense for Uncollectible Accounts	Accounts Written Off
2011	$1,818	$2,456
2010	1,155	2,096
2009	2,706	3,301

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectability of accounts receivable.

E)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F)	Property, Plant and Equipment Depreciation of property, plant and equipment, including assets recorded under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Other	3-10 years

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

In assessing the fair value of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Necessarily, estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company’s estimates of the fair value of its reporting units and indefinite-lived intangible assets are primarily determined using discounted projected cash flows. Significant assumptions used in these estimates include projected revenues and related growth rates over time and in perpetuity (for 2011, perpetuity growth rates used ranged from 2.0% to 3.0%), forecasted operating margins, estimated tax rates, capital expenditures, and required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2011, the weighted-average cost of capital used was 9.25%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

PAGE 46  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the assessments performed as of December 31, 2011, after applying the first step of the goodwill impairment tests, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts and the second step tests to measure goodwill impairment were not necessary. Additionally, based on its assessments performed as of December 31, 2011, no impairments of FCC licenses were identified. See Note 4.

H)	Revenue Recognition Belo’s principal sources of revenue are the sale of airtime on its television stations and advertising space on the Company’s Internet Web sites. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet Web sites are recorded, net of agency commissions, ratably over the period of time the advertisement is placed on Web sites. Retransmission revenues are recognized in the period earned.

I)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $7,784, $4,673, and $2,992 in advertising and promotion costs during 2011, 2010 and 2009, respectively.

J)	Employee Benefits Belo is, in effect, self-insured for employee-related health care benefits. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

K)	Share-Based Compensation The Company records compensation expense related to its stock options according to ASC 718. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant, as adjusted, for a portion of the RSUs to reflect liabilities expected to be settled in cash.

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether quantitative impairment analysis is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The value of that goodwill will not be affected by the adoption of this standard.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition, results of operations or cash flows.

Note 3: Related Party Transactions

Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any television station businesses or related assets. Subsequent to the 2008 spin-off of A. H. Belo, the Company’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company.

In the separation and distribution agreement with A. H. Belo, Belo and A. H. Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off. See Note 16.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis. For the years ended December 31, 2011, 2010 and 2009, the Company charged $2,025, $1,470 and $1,482, respectively, for services to A. H. Belo. A. H. Belo charged $1,546, $4,332 and $16,249 for information technology and Web-related services to the Company during the years ended December 31, 2011, 2010 and 2009, respectively.

Under the tax matters agreement with A. H. Belo, in the fourth quarter 2010, the Company and A. H. Belo agreed to allow A. H. Belo’s tax loss for the year ended December 31, 2009, to be carried back against the Company’s 2008 consolidated federal tax return. The amended 2008 tax return generated a $4,732 federal income tax refund that was allocated between the parties as determined in the agreement.

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

Through December 31, 2011, the Company co-owned with A. H. Belo certain downtown Dallas, Texas, real estate through a limited liability company formed in connection with the spin-off. The limited liability company was owned in equal parts by Belo and A. H. Belo. The Company’s 50 percent interest in the limited liability company that owns the Dallas, Texas, properties was accounted for using the equity method and was included in Other Assets on the Company’s consolidated balance sheet. On December 31, 2011, the Company and A. H. Belo caused the limited liability company to divide the real estate owned by the limited liability company between Belo and A. H. Belo. After the division of these assets on December 31, 2011, the Company wholly-owns the 17-story office building and one parking lot in downtown Dallas, Texas. As required under applicable accounting literature, the Company recorded the assets received at their fair value and recorded a non-cash gain on the transaction of $4,467.

Other investments, primarily in third party businesses, held jointly with A. H. Belo, of $9,199 are recorded as either equity or cost method investments and are included in other assets. The amount of income from the limited liability company discussed above and other third party investments included in the Company’s net income is immaterial.

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future under the agreements discussed above.

PAGE 48  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Goodwill and Intangible Assets

As of December 31, 2011 and 2010, the Company had $725,399 in FCC licenses which are indefinite-lived intangible assets not subject to amortization. Based on its assessments performed as of December 31, 2011 and 2010, no impairments of FCC licenses were identified.

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

As of December 31, 2011 and 2010, the Company had $423,873 in goodwill. Based on the Company’s annual impairment tests of goodwill as of December 31, 2011, 2010 and 2009, the Company determined that no impairments of goodwill existed.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. In two of the Company’s 15 markets, the estimated fair value of its FCC licenses is less than 25 percent greater than their respective carrying values, with the closest market having an excess of estimated fair value over carrying value of 21 percent. A significant reduction in the fair value of the FCC licenses in any of these two markets could result in an impairment charge. The carrying value of the FCC licenses in those two markets represents approximately $104,911 of the Company’s total $725,399 of FCC licenses at December 31, 2011. Goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 25% represent over 95% of the total investments in goodwill as of December 31, 2011, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. In the Company’s closest market having excess of estimated fair value over carrying values, reporting unit fair value exceeded carrying value by approximately 15%. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite-lived intangible assets.

The fair value measurements for the Company’s implied goodwill and FCC licenses use significant unobservable Level 3 inputs which reflect its own assumptions about the inputs that market participants would use in measuring fair value, including assumptions about risk. The key assumptions used to determine fair value of the Company’s reporting units and FCC licenses are discussed in Note 1.

A summary of the changes in the Company’s recorded goodwill is below:

	2011	2010
Balance at January 1	$423,873	$423,873
Goodwill impairment	–	–
Balance at December 31	$423,873	$423,873

Note 5: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 2,975,266; 3,996,331; and 5,417,083 at December 31, 2011, 2010 and 2009, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income from continuing operations for the years ended December 31, 2011, 2010 and 2009 was $5,579, $5,842 and $4,983, respectively. The total income tax benefit for continuing operations recognized in the consolidated statements of operations for share-based compensation arrangements was $2,067, $2,153 and $1,835 for the years ended December 31, 2011, 2010 and 2009, respectively.

Options

The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling ten-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. There were no options granted in the year ended December 31, 2011.

	2010	2009
Weighted average grant date fair value	$4.78	$0.32
Weighted average assumptions used:
Expected volatility	84.1%	58.4%
Expected lives	5 yrs	5 yrs
Risk-free interest rates	2.62%	3.07%
Expected dividend yields	–	0.40%

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2011, is included in the following table:

	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	9,565,648	$15.50	10,638,633	$15.69	12,897,273	$15.71
Granted	–	$–	609,500	$7.09	76,705	$0.64
Exercised	(162,147)	$1.85	(56,185)	$1.76	(62,740)	$1.88
Canceled	(2,139,086)	$14.66	(1,626,300)	$14.07	(2,272,605)	$15.65

Outstanding at December 31	7,264,415	$16.06	9,565,648	$15.50	10,638,633	$15.69

Vested and exercisable at December 31	6,896,736	$16.55	8,576,261	$16.58	9,808,387	$16.62

Weighted average remaining contractual term (in years)	4.5		3.8		4.8

PAGE 50  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant, therefore the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 is as follows:

2011	$782
2010	280
2009	223

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2011:

Range of Exercise Prices	Number of Options Outstanding(a)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1–6	658,306	8.0	$1.78	642,051	$1.81
$ 7–14	1,366,584	7.8	$10.22	1,020,731	$11.28
$15–17	2,081,245	3.1	$17.20	2,081,245	$17.20
$18–23	3,141,122	3.4	$20.88	3,141,122	$20.88

$ 1–23	7,247,257	4.5	$16.08	6,885,149	$16.57

(a)	Comprised of Series B shares

As of December 31, 2011, there was $570 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 1.08 years.

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

A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2011, is summarized in the following table.

	2011		2010		2009
	Number of RSUs	Weighted Average Price	Number of RSUs	Weighted Average Price	Number of RSUs	Weighted Average Price
Outstanding at January 1	1,433,368	$8.23	1,894,851	$9.86	2,056,163	$13.43
Granted	836,065	$7.87	492,766	$7.20	460,723	$1.51
Vested	(726,509)	$11.74	(891,336)	$10.88	(553,004)	$16.08
Canceled	(20,140)	$6.31	(62,913)	$12.04	(69,031)	$10.43

Outstanding at December 31	1,522,784	$6.38	1,433,368	$8.23	1,894,851	$9.86

Vested at December 31	–	$–	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2011, 2010 and 2009, was $7.87, $7.20 and $1.51, respectively. During 2011, 726,509 of RSUs were converted into shares of stock and $2,268 in share-based liabilities was paid. During 2010, 891,336 of RSUs were converted into shares of stock and $2,447 in share-based liabilities was paid. During 2009, 553,004 of RSUs were converted into shares of stock and $368 in share-based liabilities was paid. As of December 31, 2011, there was $3,200 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of 1.4 years.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Prior to March 10, 2009, the Company made matching contributions to its defined contribution plan, based on certain percentages as defined in the plan. Effective March 10, 2009, these matching contributions were suspended. Effective January 1, 2011, the Company reinstated matching contributions to its defined contribution plan at a rate of $0.35 per dollar contributed by a participating employee up to 6% of eligible pay. Effective January 1, 2012, the Company increased matching contributions to its defined contribution plan at a rate of $0.50 per dollar contributed by a participating employee up to 6% of eligible pay. Belo’s contributions to its defined contribution plans totaled $2,669 and $2,093 in 2011 and 2009, respectively. There were no matching contributions in 2010.

In March 2007, Belo froze benefits under the Pension Plan. See Note 7. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plans, which are defined contribution plans, for a period of up to five years. As a result, during the years ended December 31, 2011 and 2010, the Company accrued supplemental pension transition contributions for these plans totaling $3,079 and $3,148, respectively. The Company suspended contributions to the pension transition supplement plans for 2009.

Note 7: Defined Benefit Pension and Other Post Retirement Plans

Some of the Company’s employees participated in The G. B. Dealey Retirement Pension Plan (Pension Plan), which covered employees who elected to continue participation in the plan when it was frozen to new participants in 2000 (for employees other than members of the Providence newspaper guild) and in 2004 (for members of the Providence newspaper guild). The benefits are based on years of service and the average of the employee’s five consecutive years of highest annual compensation earned during the most recently completed ten years of employment. Information regarding Belo’s Pension Plan is included below.

Belo froze benefits under the Pension Plan effective March 31, 2007. As part of the curtailment of the Pension Plan, Belo provides transition benefits to affected Belo employees, including the granting of five years of additional credited service under the Pension Plan and supplemental contributions for a period of up to five years to a defined contribution plan. See Note 6.

In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of the Pension Plan. As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored and managed by or on behalf of Belo.

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

PAGE 52  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received from A. H. Belo as discussed below. The combined result of all pension split transactions was a net charge before taxes of $20,466. Additionally, the Company’s 2011 effective tax rate reflects the effect of deferred tax adjustments of $7,143 in pension settlement items.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010, and the accumulated benefit obligation at December 31, 2011 and 2010, are as follows:

	2011	2010
Funded Status
Projected Benefit Obligation
As of January 1	$572,097	$541,581
Pension settlement	(339,799)	–
Actuarial loss	34,784	22,982
Interest cost	13,265	32,829
Benefits paid	(9,213)	(25,295)
As of December 31	$271,134	$572,097
Fair Value of Plan Assets
As of January 1	$380,010	$345,233
Pension settlement	(238,833)	–
Actual return on plan assets	(298)	45,785
Employer contributions	27,157	14,287
Benefits paid	(9,213)	(25,295)
As of December 31	158,823	$380,010
Funded Status as of December 31	$(112,311)	$(192,087)
Accumulated Benefit Obligation	$271,134	$572,097

Amounts recognized in the consolidated balance sheets as of December 31, 2011 and 2010 consist of:

	2011	2010
Short-term pension obligation	$19,300	$36,571
Pension obligation	93,012	155,510
Accumulated other comprehensive loss	133,992	219,199

Amounts recognized in accumulated other comprehensive loss as of December 31, 2011 and 2010, include only net actuarial losses.

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, the Company used a measurement date of December 31, 2011, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s Pension Plan. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2011 and 2010, was 4.69 percent and 5.89 percent, respectively.

To compute the Company’s net periodic benefit cost in the year ended December 31, 2011, the Company uses actuarial assumptions that include a discount rate and an expected long-term rate of return on plan assets. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Discount rate	5.89%	6.18%	6.88%
Expected long-term rate of return on assets	8.00%	8.50%	8.50%

The net periodic pension cost (credit) includes the following components for the year ended December 31, 2011, subsequent to the Pension Plan split, and for the years ended December 31, 2010 and 2009, prior to the Pension Plan split when the Company was the sole plan sponsor:

	2011	2010	2009
Interest cost on projected benefit obligation	$13,265	$32,829	$32,909
Expected return on plan assets	(11,865)	(32,015)	(34,653)
Amortization of net loss	2,725	4,568	1,355
Net periodic pension cost (credit)	4,125	5,382	(389)
Settlement charge	28,699	–	–
Net periodic pension cost (credit) after settlement charge	$32,824	$5,382	$(389)

As the Pension Plan is frozen, all participants are inactive. Accordingly, the Company is amortizing gains or losses over the average remaining life expectancy of inactive participants. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is approximately $3,900.

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2012	$11,084
2013	11,887
2014	12,679
2015	13,467
2016	14,330

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. During 2011, the Company made contributions totaling $27,157 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233 of this amount related to contributions for the 2010 plan year. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year. During 2010, the Company made contributions totaling $14,287 to the Pension Plan for the 2009 and 2010 plan years and A. H. Belo reimbursed the Company $8,572 of this amount. The Company made no contributions to the Pension Plan during 2009 as there were no ERISA funding requirements in 2009. The Company expects to make contributions totaling $19,300 to the Pension Plan in 2012. No plan assets are expected to be returned to the Company during the year ending December 31, 2012.

The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company. There is no significant concentration of holdings in any company, industry or international country. Pension Plan assets do not include any Belo common stock.

PAGE 54  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2011 and 2010 by asset category are as follows:

Asset category	Target Allocation	Actual
		2011	2010
Domestic equity investments	40.0%	39.6%	0.0%
Fixed income investments	30.0%	29.7%	0.0%
International equity investments	20.0%	19.5%	0.1%
Opportunistic investments	10.0%	11.2%	0.0%
Cash	–	–	99.9%
Total	100.0%	100.0%	100.0%

Domestic and international equity investments include common stock. Opportunistic investments include real estate investment trusts, high yield bonds and emerging market debt. Fixed income investments include corporate obligations and U.S. government and agency obligations. In preparation for a change in pension investment managers and to facilitate the transfer of Pension Plan assets related to A. H. Belo current and former employees to new A. H. Belo plans related to the Pension Plan split effective January 1, 2011, substantially all investments were liquidated as of December 31, 2010.

The Pension Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term, and that such changes could materially affect the net assets available for benefits. The fair value of Pension Plan assets is included in Note 8.

Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2011, 2010 and 2009 was $121, $76, and $45, respectively.

Note 8: Fair Value Measurements

ASC 820-10 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e. the exit price). That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Pension Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets and liabilities in active markets;

•	Quoted prices for identical or similar assets and liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the assets or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specific contractual term, Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Pension Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The primary investment objective of the Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with the prudent level of portfolio risk that will minimize the financial effect of the Pension Plan on the Company. The investments in the Pension Plan largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Each of the funds is diversified across a wide number of securities within its stated asset class.

Subsequent to January 1, 2011, the effective date of the Pension Plan split discussed in Note 7, the Company transferred the Pension Plan assets from investments in cash and cash equivalents (Level 1 inputs) to investments in commingled funds (Level 2 inputs). The Pension Plan assets were in cash and cash equivalents at December 31, 2010 to facilitate the Pension Plan split. At December 31, 2011, the Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds based upon closing market quotes of the underlying assets. The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
U.S. equities–large cap	$–	$53,021	$–	$53,021
U.S. fixed income	–	52,140	–	52,140
International equities	–	30,803	–	30,803
U.S. Equities–Small to Mid Cap	–	9,494	–	9,494
Real Estate Investment Trust	–	6,598	–	6,598
International fixed income	–	5,802	–	5,802
Cash	889	–	–	889
Other	–	76	–	76
Total assets at fair value	$889	$157,934	$–	$158,823

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s investments at fair value as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$379,683	$–	$–	$379,683
Other	–	327	–	327
Total assets at fair value	$379,683	$327	$–	$380,010

PAGE 56  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Comprehensive Income (Loss)

For each of the three years in the period ended December 31, 2011, the Company’s total comprehensive income (loss) was comprised as follows:

	2011	2010	2009
Net earnings (loss)	$57,958	$86,906	$(109,061)
Other comprehensive income (loss):
Annual pension adjustment, net of tax benefit of ($16,069), ($1,690) and ($1,426) in 2011, 2010 and 2009, respectively	(29,840)	(3,138)	(2,649)
Other comprehensive income (loss)	(29,840)	(3,138)	(2,649)
Comprehensive income (loss)	$28,118	$83,768	$(111,710)

Note 10: Long-Term Debt

The Company’s Long-term debt consists of the following at December 31, 2011 and 2010:

	2011	2010
6 3/4% Senior Notes due May 30, 2013	$175,748	$175,623
8% Senior Notes due November 15, 2016	271,255	270,488
7 3/4% Senior Debentures due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures due September 15, 2027	240,000	240,000
Fixed-rate debt	887,003	886,111
Revolving credit agreement, including short-term unsecured notes	–	11,000
Total	$887,003	$897,111

The Company’s long-term debt maturities are as follows:

2012	$–
2013	175,748
2014	–
2015	–
2016 and thereafter	711,255
Total	$887,003

The combined weighted average effective interest rate for these debt instruments was 7.5 percent and 7.4 percent as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the fair value of Belo’s fixed-rate debt was estimated to be $865,921 and $865,482, respectively, using quoted market prices and yields obtained through independent pricing sources, taking into consideration the underlying terms of the debt, such as the coupon rate and term to maturity.

On December 21, 2011, the Company entered into an Amended and Restated Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., Suntrust Bank, Royal Bank of Canada, and other lenders, which matures upon expiration of the agreement on August 15, 2016 (the 2011 Credit Agreement). The 2011 Credit Agreement amended and restated the Company’s Amended 2009 Credit Agreement. The amendment reduced the total amount of the credit agreement to $200,000, extended the maturity date to August 15, 2016, and reduced the existing restrictions on dividend payments, share repurchases, investments and acquisitions and modified certain other terms and conditions. The 2011 Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit. The 2011 Credit Agreement is guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the 2011 Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Commitment fees of up to 0.625 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At December 31, 2011, the maximum allowed leverage ratios are as follows:

From	To	Maximum allowed leverage ratio
December 21, 2011	December 30, 2012	6.00
December 31, 2012	December 30, 2013	5.50
December 31, 2013	Thereafter	5.00

In addition, the Company is required to have an interest coverage ratio of not less than 2.0 and a senior leverage ratio of less than 1.0. While Belo was well within these limits at December 31, 2011, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. The Amended 2009 Credit Agreement did not permit share repurchases. This restriction was eliminated in the 2011 Credit Agreement. The 2011 Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type. The 2011 Credit Agreement allows the Company to pay dividends and repurchase shares up to $100,000 per year as long as the leverage ratio is less than 4.5 and the Company maintains $75,000 of liquidity after any such payment or repurchase is made. Repurchases of the Company’s bonds due in 2016 and 2027 are exempt from the $100,000 per year limitation. Repurchases of the Company’s bonds due in 2013 are exempt from the $100,000 per year limitation and the $75,000 liquidity requirement.

As of December 31, 2011, the Company did not have an outstanding balance under the 2011 Credit Agreement and all unused borrowings were available for borrowing. At December 31, 2011, the Company’s leverage ratio was 4.1, its interest coverage ratio was 3.0 and its senior leverage ratio was 0.0. At December 31, 2011 the Company was in compliance with all debt covenants.

On November 16, 2009, the Company entered into an Amended and Restated $460,750 Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which was set to mature upon expiration of the agreement on December 31, 2012 (the Amended 2009 Credit Agreement). The Amended 2009 Credit Agreement amended and restated the Company’s existing Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2009 Credit Agreement). The amendment reduced the total amount of the Credit Agreement to $460,750 through June 7, 2011, subsequent to which the Company voluntarily reduced the commitment to $205,000. Additionally, the amendment modified certain other terms and conditions. The facility was used for working capital and other general corporate purposes, including letters of credit. The Amended 2009 Credit Agreement was guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the Amended 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.75 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility. In connection with the decrease in capacity in 2010 mentioned above, the Company recorded a charge of $1,225 related to the write-off of debt issuance costs. This charge is included in interest expense.

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

PAGE 58  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2009, the Company entered into an Amended and Restated $550,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders. The 2009 Credit Agreement amended and restated the Company’s then existing Amended and Restated $600,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2008 Credit Agreement). The amendment reduced the total amount of the Credit Agreement and modified certain other terms and conditions. The facility was available for working capital and other general corporate purposes, including letters of credit. The 2009 Credit Agreement was guaranteed by the material subsidiaries of the Company. Revolving credit borrowings under the 2009 Credit Agreement bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varied depending upon the Company’s leverage ratio. Competitive advance borrowings bore interest at a rate obtained from bids selected in accordance with JPMorgan Chase Bank’s standard competitive advance procedures. Commitment fees of up to 0.5 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrued and were payable under the facility. This 2009 Credit Agreement was amended and restated in November 2009 and August 2010, as discussed above.

During 2011, 2010 and 2009, cash paid for interest, net of amounts capitalized, was $68,607, $71,993 and $58,414, respectively. At December 31, 2011, Belo had outstanding letters of credit of $5,632 issued in the ordinary course of business.

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

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Total
Net Operating Revenues	$–	$650,142	$–	$650,142
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	214,861	–	214,861
Station programming and other operating costs	–	204,973	–	204,973
Corporate operating costs	21,731	3,607	–	25,338
Pension settlement charge and contribution reimbursements	20,466	–	–	20,466
Depreciation	1,247	29,549	–	30,796
Total operating costs and expenses	43,444	452,990	–	496,434
Earnings (loss) from operations	(43,444)	197,152	–	153,708
Other Income and (Expense)
Interest expense	(72,312)	(81)	–	(72,393)
Intercompany interest	4,463	(4,463)	–	–
Other income, net	4,204	2,337	–	6,541
Total other income and (expense)	(63,645)	(2,207)	–	(65,852)
Earnings (loss) before income taxes	(107,089)	194,945	–	87,856
Income tax (expense) benefit	37,962	(67,860)	–	(29,898)
Equity in earnings (loss) of subsidiaries	127,085	–	(127,085)	–
Net earnings	$57,958	$127,085	$(127,085)	$57,958

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Total
Net Operating Revenues	$–	$687,395	$–	$687,395
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	209,945	–	209,945
Station programming and other operating costs	–	199,304	–	199,304
Corporate operating costs	32,676	3,811	–	36,487
Pension contribution reimbursements	(8,572)	–	–	(8,572)
Depreciation	1,766	32,927	–	34,693
Total operating costs and expenses	25,870	445,987	–	471,857
Earnings (loss) from operations	(25,870)	241,408	–	215,538
Other Income and (Expense)
Interest expense	(77,778)	(117)	–	(77,895)
Intercompany interest	6,850	(6,850)	–	–
Other income, net	1,080	297	–	1,377
Total other income and (expense)	(69,848)	(6,670)	–	(76,518)
Earnings (loss) before income taxes	(95,718)	234,738	–	139,020
Income tax (expense) benefit	38,449	(90,563)	–	(52,114)
Equity in earnings (loss) of subsidiaries	144,175	–	(144,175)	–
Net earnings	$86,906	$144,175	$(144,175)	$86,906

PAGE 60  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Total
Net Operating Revenues	$–	$590,267	$–	$590,267
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	191,003	–	191,003
Station programming and other operating costs	–	200,215	–	200,215
Corporate operating costs	25,687	4,215	–	29,902
Depreciation	3,300	38,355	–	41,655
Impairment charge	–	242,144	–	242,144
Total operating costs and expenses	28,987	675,932	–	704,919
Loss from operations	(28,987)	(85,665)	–	(114,652)
Other Income and (Expense)
Interest expense	(63,774)	(146)	–	(63,920)
Intercompany interest	6,850	(6,850)	–	–
Other income (expense), net	12,665	(224)	–	12,441
Total other income and (expense)	(44,259)	(7,220)	–	(51,479)
Loss before income taxes	(73,246)	(92,885)	–	(166,131)
Income tax benefit	27,515	29,555	–	57,070
Equity in earnings (loss) of subsidiaries	(63,330)	–	63,330	–
Net earnings (loss)	$(109,061)	$(63,330)	$63,330	$(109,061)

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and temporary cash investments	$59,339	$1,779	$–	$61,118
Accounts receivable, net	166	149,418	–	149,584
Income tax receivable	31,629	–	–	31,629
Deferred income taxes	6	1,566	–	1,572
Short-term broadcast rights	–	7,571	–	7,571
Prepaid and other current assets	4,615	2,934	–	7,549
Total current assets	95,755	163,268	–	259,023
Property, plant and equipment, net	3,683	153,432	–	157,115
Intangible assets, net	–	725,399	–	725,399
Goodwill, net	–	423,873	–	423,873
Deferred income taxes	45,831	–	(45,831)	–
Intercompany receivable	691,791	–	(691,791)	–
Investment in subsidiaries	459,113	–	(459,113)	–
Other assets	23,908	22,287	–	46,195
Total assets	$1,320,081	$1,488,259	$(1,196,735)	$1,611,605
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,386	$11,291	$–	$19,677
Accrued compensation and benefits	10,522	10,557	–	21,079
Short-term film obligations	–	6,190	–	6,190
Other accrued expenses	2,453	5,239	–	7,692
Short-term pension obligation	19,300	–	–	19,300
Income taxes payable	12,922	–	–	12,922
Dividends payable	5,189	–	–	5,189
Deferred revenue	–	3,435	–	3,435
Accrued interest payable	10,378	–	–	10,378
Total current liabilities	69,150	36,712	–	105,862
Long-term debt	887,003	–	–	887,003
Deferred income taxes	–	290,192	(45,831)	244,361
Pension obligation	93,012	–	–	93,012
Intercompany payable	–	691,791	(691,791)	–
Other liabilities	3,713	10,451	–	14,164
Total shareholders’ equity	267,203	459,113	(459,113)	267,203
Total liabilities and shareholders’ equity	$1,320,081	$1,488,259	$(1,196,735)	$1,611,605

PAGE 62  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

As of December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and temporary cash investments	$5,290	$3,019	$–	$8,309
Accounts receivable, net	190	144,802	–	144,992
Income tax receivable	37,921	–	–	37,921
Deferred income taxes	44	1,869	–	1,913
Short-term broadcast rights	–	7,408	–	7,408
Prepaid and other current assets	6,399	3,854	–	10,253
Total current assets	49,844	160,952	–	210,796
Property, plant and equipment, net	3,877	160,562	–	164,439
Intangible assets, net	–	725,399	–	725,399
Goodwill, net	–	423,873	–	423,873
Deferred income taxes	70,736	–	(70,736)	–
Intercompany receivable	238,189	–	(238,189)	–
Investment in subsidiaries	926,781	–	(926,781)	–
Other assets	38,422	27,461	–	65,883
Total assets	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,884	$10,860	$–	$20,744
Accrued compensation and benefits	12,357	14,203	–	26,560
Short-term film obligations	–	7,928	–	7,928
Other accrued expenses	11,453	6,333	–	17,786
Short-term pension obligation	36,571	–	–	36,571
Income taxes payable	13,701	–	–	13,701
Deferred revenue	–	3,505	–	3,505
Accrued interest payable	10,405	–	–	10,405
Total current liabilities	94,371	42,829	–	137,200
Long-term debt	897,111	–	–	897,111
Deferred income taxes	–	277,501	(70,736)	206,765
Pension obligation	155,510	–	–	155,510
Intercompany payable	–	238,189	(238,189)	–
Other liabilities	10,215	12,947	–	23,162
Total shareholders’ equity	170,642	926,781	(926,781)	170,642
Total liabilities and shareholders’ equity	$1,327,849	$1,498,247	$(1,235,706)	$1,590,390

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Total
Operations
Net cash provided by operations	$8,607	$72,843	$81,450
Investments
Capital expenditures	(4,822)	(10,936)	(15,758)
Proceeds from disposition of real estate	–	5,919	5,919
Other investments, net	(797)	2,898	2,101
Net cash used for investments	(5,619)	(2,119)	(7,738)
Financing
Net proceeds from revolving debt	32,000	–	32,000
Payments on revolving debt	(43,000)	–	(43,000)
Dividends on common stock	(10,369)	–	(10,369)
Net proceeds from exercise of stock options	300	–	300
Excess tax benefit from option exercises	166	–	166
Intercompany activity	71,964	(71,964)	–
Net cash provided by (used for) financing	51,061	(71,964)	(20,903)
Net increase (decrease) in cash and temporary cash investments	54,049	(1,240)	52,809
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309
Cash and temporary cash investments at end of period	$59,339	$1,779	$61,118

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Total
Operations
Net cash provided by (used for) operations	$(12,561)	$156,026	$143,465
Investments
Capital expenditures	(1,686)	(13,282)	(14,968)
Other investments, net	3,524	3,296	6,820
Net cash provided by (used for) investments	1,838	(9,986)	(8,148)
Financing
Net proceeds from revolving debt	49,700	–	49,700
Payments on revolving debt	(181,700)	–	(181,700)
Net proceeds from exercise of stock options	99	–	99
Excess tax benefit from option exercises	93	–	93
Intercompany activity	144,175	(144,175)	–
Net cash provided by (used for) financing	12,367	(144,175)	(131,808)
Net increase in cash and temporary cash investments	1,644	1,865	3,509
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800
Cash and temporary cash investments at end of period	$5,290	$3,019	$8,309

PAGE 64  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Total
Operations
Net cash provided by operations	$9,169	$70,753	$79,922
Investments
Capital expenditures	(1,072)	(8,117)	(9,189)
Other investments, net	874	2,166	3,040
Net cash used for investments	(198)	(5,951)	(6,149)
Financing
Net proceeds from revolving debt	119,853	–	119,853
Payments on revolving debt	(423,800)	–	(423,800)
Net proceeds from issuance of senior notes	269,654	–	269,654
Purchase of senior notes	(25,260)	–	(25,260)
Dividends on common stock	(15,375)	–	(15,375)
Net proceeds from exercise of stock options	118	–	118
Excess tax benefit from option exercises	67	–	67
Intercompany activity	64,826	(64,826)	–
Net cash used for financing	(9,917)	(64,826)	(74,743)
Net decrease in cash and temporary cash investments	(946)	(24)	(970)
Cash and temporary cash investments at beginning of period	4,592	1,178	5,770
Cash and temporary cash investments at end of period	$3,646	$1,154	$4,800

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

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2011, under this authority was 13,030,716 shares. The Amended 2009 Credit Agreement, which was effective November 16, 2009 through December 20, 2011, did not permit share repurchases. The 2011 Credit Agreement, which became effective December 21, 2011, allows for share repurchases under certain conditions. There were no share repurchases in 2011, 2010 or 2009.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Earnings Per Share

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years in the period ended December 31, 2011 (in thousands, except per share amounts):

	2011	2010	2009
Income (loss) (Numerator)
Net earnings (loss)	$57,958	$86,906	$(109,061)
Less: Income to participating securities	(730)	(1,303)	(79)
Income (loss) available to common stockholders	57,228	85,603	(109,140)
Effect of dilutive securities	2	5	–
Income (loss) available to common stockholders plus assumed conversions	$57,230	$85,608	$(109,140)
Shares (Denominator)
Weighted average shares outstanding (basic)	103,606	103,026	102,491
Dilutive effect of employee stock options	374	411	–
Adjusted weighted average shares outstanding	103,980	103,437	102,491
Earnings (loss) per share:
Basic	$0.55	$0.83	$(1.06)
Diluted	$0.55	$0.83	$(1.06)

In calculating diluted earnings per share (EPS) for the years ended December 31, 2011 and 2010, the Company excluded common stock options for 6,945,806 shares and 9,173,740 shares, respectively, because to include them would be anti-dilutive. Additionally, for the years ended December 31, 2011 and 2010, the Company excluded from the diluted EPS calculation restricted stock units (RSUs) of 456,764 and 336,526, respectively, because they are participating securities.

In calculating diluted EPS for the year ended December 31, 2009, potential dilutive common shares were not included as a result of the Company’s net loss from continuing operations. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share.

Note 14: Income Taxes

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
Current:
Federal	$18,906	$(5,562)	$5,700
State	2,877	1,920	849
Total current	21,783	(3,642)	6,549
Deferred
Federal	7,237	52,369	(62,824)
State	878	3,387	(795)
Total deferred	8,115	55,756	(63,619)
Total income tax expense (benefit)	$29,898	$52,114	$(57,070)

PAGE 66  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2011	2010	2009
Computed expected income tax expense (benefit)	$30,749	$48,657	$(58,146)
State income tax expense	2,441	3,478	65
Settlements of tax matters	(2,972)	–	–
Other	(320)	(21)	1,011
Total income tax expense (benefit)	$29,898	$52,114	$(57,070)
Effective income tax rate	34.0%	37.5%	34.4%

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax liabilities:
Excess tax amortization	$284,257	$268,007
Excess tax depreciation	12,105	13,683
Expenses deductible for tax purposes in a year different from the year accrued	16,507	24,014
Total deferred tax liabilities	312,869	305,704
Deferred tax assets:
Deferred compensation and benefits	11,174	11,334
State taxes	6,254	5,946
Accrued pension liability	47,030	76,851
Expenses deductible for tax purposes in a year different from the year accrued	3,383	3,280
Other	2,239	3,441
Total deferred tax assets	70,080	100,852
Net deferred tax liability	$242,789	$204,852

In 2007, Belo applied for a change in accounting method with the Internal Revenue Service (IRS) related to the deduction of amortization expense associated with certain intangibles. In November of 2010, the Company received a consent letter from the IRS approving the change in accounting method and subsequently filed an amendment to its 2007 federal tax return. The IRS completed its final review in 2011 and the Company received the tax refund of $30,944 in January 2012.

On January 1, 2007, the Company adopted ASC 740-10. ASC 740-10 clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of the standard, the Company analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2008 have been closed, except for certain net operating loss carry-back provisions related to the tax matters agreement with A. H. Belo. The Company’s federal income tax returns for the years subsequent to December 31, 2008, remain subject to examination. During the current year, the Company resolved various refund claims and other matters with tax authorities. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2006.

In the year ended December 31, 2011, the Company received satisfactory resolution of certain tax matters, which resulted in a reduction in tax expense of $2,972.

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the change in reserve for uncertain tax positions, excluding related accrued interest and penalties.

	2011	2010
Balance at January 1	$4,248	$2,948
Increases in tax positions for prior years	255	1,300
Settlements with taxing authorities	(3,615)	–
Balance at end of year	$888	$4,248

The entire reserve for uncertain tax positions of $888 and $4,248 as of December 31, 2011 and 2010, respectively, would affect the Company’s effective tax rate if and when recognized in future years. The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as interest expense. No interest and penalties were recognized for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recognized interest and penalties of $86. As of December 31, 2011 and 2010, the Company has recorded liabilities for accrued interest and penalties of $272 and $296, respectively.

Note 15: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. In addition, the Company has contractual obligations for capital expenditures that primarily relate to television broadcast equipment. The table below summarizes the following specified commitments of the Company as of December 31, 2011:

Nature of Commitment	Total	2012	2013	2014	2015	2016	Thereafter
Broadcast rights and programming	$101,396	$34,227	$36,400	$25,227	$4,661	$389	$492
Capital expenditures and licenses	251	251	–	–	–	–	–
Non-cancelable operating leases	12,696	2,949	2,341	1,996	1,377	660	3,373
Total	$114,343	$37,427	$38,741	$27,223	$6,038	$1,049	$3,865

Total lease expense for property and equipment was $5,093, $5,320 and $6,295 in 2011, 2010 and 2009, respectively.

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

In addition to the lawsuit disclosed above, other legal proceedings are pending against the Company, including several matters relating to alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial position of the Company.

PAGE 68  Belo Corp.  2011 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2011 is as follows:

	2011	2010	2009
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$68,607	$71,993	$58,414
Income taxes paid, net of refunds	$26,983	$26,061	$11,262

Note 18: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010. Certain previously reported information has been reclassified to conform to the current year presentation.

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$151,470	$166,379	$151,999	$180,294
Operating costs and expenses
Station salaries, wages and employee benefits	53,836	54,525	52,467	54,033
Station programming and other operating costs	50,196	52,565	51,788	50,424
Corporate operating costs	6,299	6,692	5,112	7,235
Pension settlement charge and contribution reimbursements	20,466	–	–	–
Depreciation	7,924	7,707	7,614	7,551
Total operating costs and expenses	138,721	121,489	116,981	119,243
Other income, net	180	649	986	4,726
Interest expense	(17,983)	(18,050)	(17,771)	(18,589)
Income tax (expense) benefit	740	(9,402)	(4,520)	(16,716)
Net earnings (loss)	$(4,314)	$18,087	$13,713	$30,472
Basic earnings (loss) per share:	$(0.04)	$0.17	$0.13	$0.29
Diluted earnings (loss) per share:	$(0.04)	$0.17	$0.13	$0.29

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$154,332	$162,982	$163,853	$206,228
Operating costs and expenses
Station salaries, wages and employee benefits	51,224	51,911	53,273	53,537
Station programming and other operating costs	45,631	47,015	51,573	55,085
Corporate operating costs	9,609	7,855	8,738	10,285
Pension contribution reimbursements	(4,072)	(4,200)	(300)	–
Depreciation	9,243	8,770	8,449	8,231
Total operating costs and expenses	111,635	111,351	121,733	127,138
Other income (expense), net	(267)	375	21	1,248
Interest expense	(19,888)	(19,815)	(20,037)	(18,155)
Income tax expense	(9,000)	(12,666)	(8,159)	(22,289)
Net earnings	$13,542	$19,525	$13,945	$39,894
Basic earnings per share:	$0.13	$0.19	$0.13	$0.38
Diluted earnings per share:	$0.13	$0.19	$0.13	$0.38

Belo Corp.  2011 Annual Report on Form 10-K  PAGE 69