Form 10-Q
period 2012-03-31
BELO CORP
filed 2012-04-30
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8598

Belo Corp.

(Exact name of registrant as specified in its charter)

Delaware	75-0135890
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

400 South Record Street	75202-4841
Dallas, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 977-6606

Former name, former address and former fiscal year, if changed since last report.

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2012

Common Stock, $1.67 par value	104,049,519*

*	Consisting of 94,245,978 shares of Series A Common Stock and 9,803,541 shares of Series B Common Stock.

BELO CORP.

FORM 10-Q

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2012	2011
Net Operating Revenues	$155,898	$151,470

Operating Costs and Expenses
Station salaries, wages and employee benefits	55,699	53,836
Station programming and other operating costs	45,317	50,196
Corporate operating costs	7,732	6,299
Pension settlement charge and contribution reimbursements	—	20,466
Depreciation	7,462	7,924

Total operating costs and expenses	116,210	138,721

Earnings from operations	39,688	12,749

Other Income and (Expense)
Interest expense	(17,662)	(17,983)
Other income, net	501	180

Total other income and (expense)	(17,161)	(17,803)

Earnings (loss) before income taxes	22,527	(5,054)
Income tax (benefit) expense	8,235	(740)

Net earnings (loss)	$14,292	$(4,314)

Earnings (Loss) Per Share
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)

Weighted Average Shares Outstanding
Basic	103,934	103,403
Diluted	104,257	103,403

Dividends declared per share	$0.08	$—

Total comprehensive income (loss)	$14,916	$(3,872)

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except share and per share amounts (unaudited)	March 31, 2012	December 31, 2011
Assets

Current assets:
Cash and temporary cash investments	$120,175	$61,118
Accounts receivable, net	133,485	149,584
Income tax receivable	14	31,629
Other current assets	17,743	16,692

Total current assets	271,417	259,023

Property, plant and equipment, net	153,540	157,115
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	40,958	46,195

Total assets	$1,615,187	$1,611,605

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$16,615	$19,677
Accrued expenses	31,020	34,961
Short-term pension obligation	19,737	19,300
Accrued interest payable	18,100	10,378
Income taxes payable	5,909	12,922
Dividends payable	8,324	5,189
Deferred revenue	3,712	3,435

Total current liabilities	103,417	105,862

Long-term debt	887,226	887,003
Deferred income taxes	247,857	244,361
Pension obligation	88,546	93,012
Other liabilities	12,965	14,164

Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 5,000,000 shares; none issued
Common stock, $1.67 par value. Authorized 450,000,000 shares
Series A: Issued 94,244,578 shares at March 31, 2012 and 93,672,489 shares at December 31, 2011	157,388	156,433
Series B: Issued 9,804,941 shares at March 31, 2012 and 10,115,193 shares at December 31, 2011	16,374	16,892
Additional paid-in capital	919,182	918,226
Accumulated deficit	(731,051)	(737,007)
Accumulated other comprehensive loss	(86,717)	(87,341)

Total shareholders’ equity	275,176	267,203

Total liabilities and shareholders’ equity	$1,615,187	$1,611,605

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2012	2011
Operations
Net earnings (loss)	$14,292	$(4,314)
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	7,462	7,924
Pension settlement charge	—	28,699
Pension contributions	(3,751)	(15,457)
Deferred income taxes	3,193	(6,106)
Employee retirement benefit expense	666	980
Share-based compensation	791	584
Other non-cash items	869	104
Equity (income) loss from partnerships	(360)	(77)
Other, net	45	(616)
Net change in operating assets and liabilities:
Accounts receivable	15,499	13,862
Income tax receivable	31,615	—
Other current assets and other assets	3,356	3,101
Accounts payable	(2,606)	(3,027)
Accrued expenses	(3,674)	(15,571)
Accrued interest payable	7,722	8,007
Income taxes payable	(7,013)	(709)

Net cash provided by operations	68,106	17,384

Investments
Capital expenditures	(3,932)	(3,018)
Other investments, net	—	583

Net cash used for investments	(3,932)	(2,435)

Financing
Net proceeds from revolving debt	—	23,400
Payments on revolving debt	—	(34,400)
Dividends paid on common stock	(5,201)	—
Net proceeds from exercise of stock options	40	58
Excess tax benefit from option exercises	44	67

Net cash used for financing	(5,117)	(10,875)

Net increase in cash and temporary cash investments	59,057	4,074
Cash and temporary cash investments at beginning of period	61,118	8,309

Cash and temporary cash investments at end of period	$120,175	$12,383

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Belo Corp. and Subsidiaries

(in thousands, except share and per share amounts)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

All amounts are in thousands, except share and per share amounts, unless otherwise indicated.

(2)	In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether quantitative impairment analysis is necessary. Under the amended rule, a company is not required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The value of that goodwill will not be affected by the adoption of this standard. The Company adopted the standard effective January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. This ASU impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows. The Company adopted the standard effective January 1, 2012.

(3)

Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any of A. H. Belo’s newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any of the Company’s television station businesses or related assets. Belo’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services provided pursuant to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo co-own certain investments in third party businesses which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the third party investments included in the Company’s net earnings are immaterial. See Note 8 for disclosures related to the 2011 split of the pension plan by Belo and A. H. Belo.

(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS) for the three months ended March 31, 2012 and 2011.

	2012	2011
Income (loss) (Numerator)
Net earnings (loss)	$14,292	$(4,314)
Less: Income to participating securities	(188)	—

Income (loss) available to common stockholders	$14,104	$(4,314)

Shares (Denominator)
Weighted average shares outstanding (basic)	103,934	103,403
Dilutive effect of employee stock options	323	—

Adjusted weighted average shares outstanding	104,257	103,403

Earnings (loss) per share:
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)

In calculating diluted EPS for the three months ended March 31, 2012, the Company excluded common stock options for 6,875,489 shares because to include them would be anti-dilutive. Additionally, for the three months ended March 31, 2012, the Company excluded from the diluted EPS calculation restricted stock units (RSUs) of 718,275 because they are participating securities.

In calculating diluted loss per share for the three months ended March 31, 2011, potential dilutive common shares were not included as a result of the Company’s net loss during the period. As a result, basic weighted average shares were used in the calculations of basic loss per share and diluted loss per share.

(5)

At March 31, 2012, Belo had $887,226 in fixed-rate debt securities as follows: $175,779 of 6 3/4% Senior Notes due 2013, $271,447 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At March 31, 2012, Belo also had variable-rate debt capacity of $200,000 under a credit agreement (2011 Credit Agreement). As of March 31, 2012, the Company did not have an outstanding balance under the 2011 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the 2011 Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2012, the Company’s leverage ratio was 4.2, its interest coverage ratio was 3.0 and its senior leverage ratio was 0.0. At March 31, 2012, the Company was in compliance with all debt covenant requirements.

At March 31, 2012 and 2011, the fair value of Belo’s fixed-rate debt was estimated to be $904,700 and $878,746, respectively. The Company’s publicly held long-term debt is classified as Level 2, because the fair value for these instruments is determined utilizing observable inputs in non-active markets.

(6)	The Company’s 8% Senior Notes are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non-guarantor subsidiaries consisting of subsidiaries subsequent to the date of issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended March 31, 2012

(in thousands)(unaudited)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Net Operating Revenues	$—	$155,898	$—	$—	$155,898
Operating Costs and Expenses
Station salaries, wages and employee benefits	—	55,699	—	—	55,699
Station programming and other operating costs	—	45,317	—	—	45,317
Corporate operating costs	6,701	798	233	—	7,732
Depreciation	277	6,978	207	—	7,462

Total operating costs and expenses	6,978	108,792	440	—	116,210

Earnings (loss) from operations	(6,978)	47,106	(440)	—	39,688

Other Income and (Expense)
Interest expense	(17,648)	(14)	—	—	(17,662)
Intercompany interest	744	(744)	—	—	—
Other income, net	97	404	—	—	501

Total other income and (expense)	(16,807)	(354)	—	—	(17,161)

Earnings (loss) before income taxes	(23,785)	46,752	(440)	—	22,527

Income tax benefit (expense)	8,967	(17,363)	161	—	(8,235)
Equity in earnings (loss) of subsidiaries	29,110	—	—	(29,110)	—

Net earnings (loss)	$14,292	$29,389	$(279)	$(29,110)	$14,292

Total comprehensive income (loss)	$14,916	$29,389	$(279)	$(29,110)	$14,916

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2011

(in thousands)(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Total
Net Operating Revenues	$—	$151,470	$—	$151,470
Operating Costs and Expenses
Station salaries, wages and employee benefits	—	53,836	—	53,836
Station programming and other operating costs	—	50,196	—	50,196
Corporate operating costs	5,704	595	—	6,299
Pension settlement charge and contribution reimbursements	20,466	—	—	20,466
Depreciation	306	7,618	—	7,924

Total operating costs and expenses	26,476	112,245	—	138,721

Earnings (loss) from operations	(26,476)	39,225	—	12,749

Other Income and (Expense)
Interest expense	(17,958)	(25)	—	(17,983)
Intercompany interest	1,684	(1,684)	—	—
Other income (expense), net	(39)	219	—	180

Total other income and (expense)	(16,313)	(1,490)	—	(17,803)

Earnings (loss) before income taxes	(42,789)	37,735	—	(5,054)

Income tax benefit (expense)	6,510	(5,770)	—	740
Equity in earnings (loss) of subsidiaries	31,965	—	(31,965)	—

Net earnings (loss)	$(4,314)	$31,965	$(31,965)	$(4,314)

Total comprehensive income (loss)	$(3,872)	$31,965	$(31,965)	$(3,872)

Condensed Consolidating Balance Sheet

As of March 31, 2012

(in thousands)(unaudited)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$118,288	$1,863	$24	$—	$120,175
Accounts receivable, net	108	133,377	—	—	133,485
Income tax receivable	14	—	—	—	14
Other current assets	4,128	13,569	46	—	17,743

Total current assets	122,538	148,809	70	—	271,417

Property, plant and equipment, net	3,981	134,946	14,613	—	153,540
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	46,054	—	—	(46,054)	—
Intercompany receivable	638,574	—	192	(638,766)	—
Investment in subsidiaries	492,689	—	—	(492,689)	—
Other assets	19,956	20,935	67	—	40,958

Total assets	$1,323,792	$1,453,962	$14,942	$(1,177,509)	$1,615,187

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$7,496	$9,058	$61	$—	$16,615
Accrued expenses	9,987	20,935	98	—	31,020
Short-term pension obligation	19,737	—	—	—	19,737
Income taxes payable	5,909	—	—	—	5,909
Deferred revenue	—	3,712	—	—	3,712
Dividends payable	8,324	—	—	—	8,324
Accrued interest payable	18,100	—	—	—	18,100

Total current liabilities	69,553	33,705	159	—	103,417

Long-term debt	887,226	—	—	—	887,226
Deferred income taxes	—	293,013	898	(46,054)	247,857
Pension obligation	88,546	—	—	—	88,546
Intercompany payable	—	638,766	—	(638,766)	—
Other liabilities	3,291	9,674	—	—	12,965
Total shareholders’ equity	275,176	478,804	13,885	(492,689)	275,176

Total liabilities and shareholders’ equity	$1,323,792	$1,453,962	$14,942	$(1,177,509)	$1,615,187

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$59,339	$1,755	$24	$—	$61,118
Accounts receivable, net	166	149,418	—	—	149,584
Income tax receivable	31,629	—	—	—	31,629
Other current assets	4,621	12,071	—	—	16,692

Total current assets	95,755	163,244	24	—	259,023

Property, plant and equipment, net	3,683	139,335	14,097	—	157,115
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	45,831	—	—	(45,831)	—
Intercompany receivable	687,324	—	—	(687,324)	—
Investment in subsidiaries	463,580	—	—	(463,580)	—
Other assets	23,908	22,220	67	—	46,195

Total assets	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,387	$11,266	$24	$—	$19,677
Accrued expenses	12,975	21,986	—	—	34,961
Short-term pension obligation	19,300	—	—	—	19,300
Income taxes payable	12,922	—	—	—	12,922
Deferred revenue	—	3,435	—	—	3,435
Dividends payable	5,189	—	—	—	5,189
Accrued interest payable	10,378	—	—	—	10,378

Total current liabilities	69,151	36,687	24	—	105,862

Long-term debt	887,003	—	—	—	887,003
Deferred income taxes	—	290,192	—	(45,831)	244,361
Pension obligation	93,012	—	—	—	93,012
Intercompany payable	—	687,324	—	(687,324)	—
Other liabilities	3,712	10,452	—	—	14,164
Total shareholders’ equity	267,203	449,416	14,164	(463,580)	267,203

Total liabilities and shareholders’ equity	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)(unaudited)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Total
Operations
Net cash provided by (used for) operations	$36,523	$31,862	$(279)	$68,106

Investments
Capital expenditures	(1,567)	(2,365)	—	(3,932)

Net cash used for investments	(1,567)	(2,365)	—	(3,932)

Financing
Dividends paid	(5,201)	—	—	(5,201)
Net proceeds from exercise of stock options	40	—	—	40
Excess tax benefit from option exercises	44	—	—	44
Intercompany activity	29,110	(29,389)	279	—

Net cash provided by (used for) financing activities	23,993	(29,389)	279	(5,117)

Net increase in cash and temporary cash investments	58,949	108	—	59,057
Cash and temporary cash investments at beginning of period	59,339	1,755	24	61,118

Cash and temporary cash investments at end of period	$118,288	$1,863	$24	$120,175

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in thousands)(unaudited)

	Parent	Guarantor Subsidiaries	Total
Operations
Net cash provided by (used for) operations	$(14,452)	$31,836	$17,384

Investments
Capital expenditures	(874)	(2,144)	(3,018)
Other investments, net	57	526	583

Net cash used for investments	(817)	(1,618)	(2,435)

Financing
Net proceeds from revolving debt	23,400	—	23,400
Payments on revolving debt	(34,400)	—	(34,400)
Net proceeds from exercise of stock options	58	—	58
Excess tax benefit from option exercises	67	—	67
Intercompany activity	31,965	(31,965)	—

Net cash provided by (used for) financing activities	21,090	(31,965)	(10,875)

Net increase (decrease) in cash and temporary cash investments	5,821	(1,747)	4,074
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309

Cash and temporary cash investments at end of period	$11,111	$1,272	$12,383

(7)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

Share-based compensation cost for awards to Belo’s employees and non-employee directors was $2,695 and $2,430, for the three months ended March 31, 2012 and 2011, respectively

(8)	In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of The G. B. Dealey Retirement Pension Plan (Pension Plan). As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.

For Belo, the pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan resulted in the transfer of $238,833 in Pension Plan assets, and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of actuarial losses of $129,665 previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo as discussed below. The combined result of all pension transactions in the first quarter 2011 is a net charge before taxes of $20,466. Additionally, the Company’s effective tax rate for the first quarter 2011 reflects the impact of deferred tax adjustments of $7,143 in pension settlement items.

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the three months ended March 31, 2012, the Company made contributions totaling $3,751 to the Pension Plan related to the 2011 plan year. During the remaining nine months of 2012, the Company expects to make contributions of approximately $15,446 to the Pension Plan. No plan assets are expected to be returned to the Company during the year ending December 31, 2012. For the three months ended March 31, 2011, the Company made contributions totaling $15,457 to the Pension Plan related to the 2010 plan year and A. H. Belo reimbursed the Company $8,233. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year.

Net periodic pension cost includes the following components for the three months ended March 31, 2012 and 2011:

	2012	2011
Interest cost on projected benefit obligation	$3,115	$3,415
Expected return on assets	(3,392)	(3,019)
Amortization of net loss	960	680

Net periodic pension cost before settlement charge	683	1,076
Settlement charge	—	28,699

Net periodic pension cost	$683	$29,775

(9)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.

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

In addition to the proceeding disclosed above, other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations and comprehensive income (loss), liquidity or financial position of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                             (dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.

Overview

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is a publicly-traded pure-play television company. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 markets across the United States. The Company owns two local and two regional cable news channels and holds an ownership interest in one other cable news channel.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.

The following table sets forth the Company’s major media assets as of March 31, 2012:

Market	Market Rank(1)	Station/ News Channel	Year Belo Acquired/ Started	Network Affiliation	Number of Commercial Stations in Market(2)
Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Seattle/Tacoma	12	KING	1997	NBC	13
Seattle/Tacoma	12	KONG	2000	IND	13
Seattle/Tacoma	12	NWCN	1997	N/A	N/A
Phoenix	13	KTVK	1999	IND	13
Phoenix	13	KASW	2000	CW	13
St. Louis	21	KMOV	1997	CBS	8
Portland(3)	22	KGW	1997	NBC	8
Charlotte	25	WCNC	1997	NBC	8
San Antonio	36	KENS	1997	CBS	10
Hampton/Norfolk	43	WVEC	1984	ABC	8
Austin	47	KVUE	1999	ABC	7
Louisville	48	WHAS	1997	ABC	7
New Orleans(4)	52	WWL	1994	CBS	8
New Orleans(5)	52	WUPL	2007	MNTV	8
Tucson	70	KMSB	1997	FOX	9
Tucson	70	KTTU	2002	MNTV	9
Spokane	73	KREM	1997	CBS	7
Spokane	73	KSKN	2001	CW	7
Boise(6)	112	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2011 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.
(4)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.
(5)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(6)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX and CW. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell most of the advertising time during such broadcasts. Through 2011, some of the Company’s affiliation agreements also included network compensation. As these affiliation agreements were renewed, network compensation was eliminated and the Company is required to make cash payments to the networks. Beginning in 2012, the Company no longer receives any network compensation payments.

The principal source of the Company’s revenue is the sale of airtime to local, regional and national advertisers. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion, regarding the Company’s results of operations in the first quarter of 2012 as compared to the first quarter of 2011, is provided below.

Results of Operations

Three Months ended March 31,	2012	Percentage Change	2011
Net operating revenues	$155,898	2.9%	$151,470
Pension settlement charge and contribution reimbursements	—	NM	20,466
Other operating costs and expenses	116,210	(1.7%)	118,255

Total operating costs and expenses	116,210	(16.2%)	138,721

Earnings from operations	39,688	211.3%	12,749
Other income (expense)	(17,161)	(3.6%)	(17,803)

Earnings (loss) before income taxes	22,527	NM	(5,054)
Income tax benefit (expense)	(8,235)	NM	740

Net earnings (loss)	$14,292	NM	$(4,314)

NM is not meaningful.

Net Operating Revenues
Three Months ended March 31,	2012	Percentage Change	2011
Spot advertising revenue	$125,224	2.0%	$122,781
Other revenue	30,674	6.9%	28,689

Net operating revenues	$155,898	2.9%	$151,470

Spot advertising revenue increased $2,443, or 2.0 percent, in the first three months of 2012 as compared to the first three months of 2011. This increase is primarily due to a $1,224 increase in political spot revenues and a $1,219 increase in total local and national spot revenues. Political spot revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. For local and national spot revenues, increases in the automotive, travel, retail, and financial services categories are partially offset by decreases in the grocery, telecommunications and entertainment categories. Other revenue increased primarily due to a 21.1 percent increase in retransmission revenue and an 11.7 percent increase in Internet revenue.

Operating Costs and Expenses

Station salaries, wages and employee benefits increased $1,863, or 3.5 percent, primarily due to annual merit increases and higher sales commissions totaling $1,526. Station programming and other operating costs decreased $4,879, or 9.7 percent, primarily related to decreases in programming costs of $7,011 based on savings in syndicated programming. These decreases were partially offset by higher interactive fees and an increase in bad debt expense.

Corporate operating costs increased $1,433 in the first quarter 2012, primarily related to compensation-related costs of $697 in the first quarter of 2012 and bonus adjustments in the first quarter of 2011.

Effective January 1, 2011, Belo split The G. B. Dealey Pension Plan (Pension Plan), transferring the benefit liabilities and assets pertaining to the current and former employees of A. H. Belo Corporation (A. H. Belo) to plans sponsored and administered by A. H. Belo. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp. For Belo, the pension split transaction was treated as a settlement under ASC 715 which resulted in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. These transfers resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 related to the 2010 plan year received from A. H. Belo. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year. The combined result of all pension settlement transactions in the first quarter of 2011 is a net charge before taxes of $20,466.

Other Income (Expense)

Interest expense decreased $321, or 1.8 percent, due primarily to decreased amortization of financing costs associated with the variable rate debt related to the amendment of the Company’s credit facility in December 2011.

Income Tax (Benefit) Expense

Income taxes increased $8,975, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, primarily due to the $7,143 tax benefit in 2011 related to deferred tax adjustments for the pension settlement charge and higher pretax earnings in 2012.

Station Adjusted EBITDA

Three Months ended March 31,	2012	Percentage Change	2011
Station Adjusted EBITDA	$54,882	15.7%	$47,438
Corporate operating costs	(7,732)	22.7%	(6,299)
Depreciation	(7,462)	(5.8%)	(7,924)
Pension settlement charge and contribution reimbursements	—	NM	(20,466)

Earnings from operations	$39,688	211.3%	$12,749

NM is not meaningful.

Belo’s management uses Station Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension settlement charge and contribution reimbursements and corporate operating costs. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station Adjusted EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.

For the three months ended March 31, 2012, Station Adjusted EBITDA increased $7,444, or 15.7 percent, compared with the three months ended March 31, 2011. This increase was due to higher revenues and a reduction in expenses, including a decrease in programming costs, all discussed above.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows

Net cash provided by operations was $68,106 in the first quarter 2012 compared with $17,384 in the first quarter 2011. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash items, receipt of a $31,615 income tax refund, and routine changes in working capital. The 2011 operating cash flows were primarily provided by the net loss adjusted for non-cash and pension-related items, and routine changes in working capital. The increase in net cash provided by operations is primarily due to higher earnings, related in large part to the net pension settlement charge in first quarter 2011, the receipt of the federal income tax refund, and lower pension contributions.

The Company contributed $3,751 to its Pension Plan during the first quarter 2012 compared to contributions of $15,457 during the first quarter 2011. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of contributions related to the 2010 plan year the Company made to the Pension Plan. Such reimbursements totaled $8,233 during the first quarter 2011. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year.

Investing Cash Flows

Net cash flows used for investing activities were $3,932 in the first quarter 2012 compared to $2,435 in the first quarter 2011. The investing cash flows were used primarily for capital expenditures.

Capital Expenditures

Total capital expenditures were $3,932 in the first quarter 2012 compared with $3,018 in the first quarter 2011.

Financing Cash Flows

Net cash flows used for financing activities were $5,117 in the first quarter 2012 compared with $10,875 in the first quarter 2011. The 2012 financing activity cash flows consisted primarily of dividends paid. The 2011 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility.

Long-Term Debt

At March 31, 2012, Belo had $887,226 in fixed-rate debt securities as follows: $175,779 of 6 3/4% Senior Notes due 2013, $271,447 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At March 31, 2012, Belo also had variable-rate debt capacity of $200,000 under a credit agreement (2011 Credit Agreement). As of March 31, 2012, the Company did not have an outstanding balance under the 2011 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the 2011 Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2012, the Company’s leverage ratio was 4.2, its interest coverage ratio was 3.0 and its senior leverage ratio was 0.0. At March 31, 2012, the Company was in compliance with all debt covenant requirements.

Dividends

On March 2, 2012, the Company paid a quarterly dividend of $5,201, or five cents per share, on Series A and Series B common stock outstanding as of the record date of February 10, 2012.

On March 1, 2012, the Company declared a quarterly dividend of eight cents per share on Series A and Series B common stock outstanding, to be paid on June 1, 2012, to shareholders of record on May 11, 2012.

Share Repurchase Program

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of March 31, 2012, under this authority was 13,030,716 shares. During the first quarter 2012, no shares were repurchased.

Other

The Company has various sources available to meet its 2012 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and the $200,000 2011 Credit Agreement. The Company believes its resources are adequate to meet its foreseeable needs.

Forward-Looking Statements

Statements in this Form 10-Q concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, dividends, investments, future financings, impairments, pension matters, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those statements.

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest and discount rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen and its competitors; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including Belo’s Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

PART II.

Item 1. Legal Proceedings

In addition to the proceeding previously described (see Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form-10-K for the fiscal year ended December 31, 2011.

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
	(6) *		Guarantee Agreement dated as of December 21, 2011, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the December 22, 2011 Form 8-K)

~10.2	Compensatory plans:

	~(1)		Belo Savings Plan:
		*	(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))
		*	(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598))
		*	(c)	Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No 001-08598)( the “2008 Form 10-K”))
		*	(d)	Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)
		*	(e)	Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))
		*	(f)	Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010 (Exhibit 10.2.1(f) to the Company’s Annual Report on Form 10-K dated March 11, 2011 (Securities and Exchange Commission file No. 001-08598))

	~(2)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the 1997 Form 10-K)
		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the 2nd Quarter 1998 Form 10-Q)
		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the 1999 Form 10-K)
		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

	~(3)	*	Management Security Plan (Exhibit 10.3(1) to the 1996 Form 10-K)
		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(4)		Belo Supplemental Executive Retirement Plan
		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

		*	(c) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

	~(5)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
		*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))
		*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))
		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))
		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)

	~(7)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))
		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Option Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598))
		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012 (Securities and Exchange Commission file No. 001-08598))
		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

	~(8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~(9)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
		*	(a)	First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s

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

  BELO CORP.

April 30, 2012	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)