Form 10-Q
period 2012-06-30
BELO CORP
filed 2012-08-09
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value	103,112,373	*

*	Consisting of 93,452,193 shares of Series A Common Stock and 9,660,180 shares of Series B Common Stock.

BELO CORP.

FORM 10-Q

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Belo Corp. and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts (unaudited)	2012	2011	2012	2011
Net Operating Revenues	$177,619	$166,379	$333,517	$317,849

Operating Costs and Expenses
Station salaries, wages and employee benefits	56,437	54,525	112,136	108,361
Station programming and other operating costs	48,074	52,565	93,391	102,761
Corporate operating costs	8,550	6,692	16,282	12,991
Pension settlement charge and contribution reimbursements	—	—	—	20,466
Depreciation	7,472	7,707	14,934	15,631

Total operating costs and expenses	120,533	121,489	236,743	260,210

Earnings from operations	57,086	44,890	96,774	57,639

Other Income and (Expense)
Interest expense	(17,714)	(18,050)	(35,376)	(36,033)
Other income, net	1,378	649	1,879	829

Total other income and (expense)	(16,336)	(17,401)	(33,497)	(35,204)

Earnings before income taxes	40,750	27,489	63,277	22,435
Income taxes	14,917	9,402	23,152	8,662

Net earnings	25,833	18,087	40,125	13,773

Less: Net (loss) attributable to noncontrolling interests	(98)	—	(98)	—

Net earnings attributable to Belo Corp.	$25,931	$18,087	$40,223	$13,773

Earnings Per Share
Basic	$0.24	$0.17	$0.38	$0.13
Diluted	$0.24	$0.17	$0.38	$0.13

Weighted Average Shares Outstanding
Basic	103,774	103,626	103,854	103,515
Diluted	104,068	104,022	104,163	103,917

Dividends declared per share	$—	$0.05	$0.08	$0.05

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Belo Corp. and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands (unaudited)	2012	2011	2012	2011
Net earnings	$25,833	$18,087	$40,125	$13,773

Other comprehensive income:

Amortization of net actuarial loss, net of tax	624	442	1,248	884

Comprehensive income	26,457	18,529	41,373	14,657

Less: comprehensive (loss) attributable to non-controlling interests	(98)	—	(98)	—

Comprehensive income attributable to Belo Corp.	$26,555	$18,529	$41,471	$14,657

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except share and per share amounts (unaudited)	June 30, 2012	December 31, 2011
Assets

Current assets:
Cash and temporary cash investments	$125,669	$61,118
Accounts receivable, net	140,018	149,584
Income tax receivable	14	31,629
Other current assets	20,591	16,692

Total current assets	286,292	259,023

Property, plant and equipment, net	151,356	157,115
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	40,355	46,195

Total assets	$1,627,275	$1,611,605

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$175,810	$—
Accounts payable	17,839	19,677
Accrued expenses	36,468	34,961
Short-term pension obligation	19,737	19,300
Accrued interest payable	10,106	10,378
Income taxes payable	5,814	12,922
Dividends payable	—	5,189
Deferred revenue	5,427	3,435

Total current liabilities	271,201	105,862

Long-term debt	711,638	887,003
Deferred income taxes	251,977	244,361
Pension obligation	83,968	93,012
Other liabilities	11,763	14,164

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued
Common stock, $0.01 par value. Authorized 450,000,000 shares
Series A: Issued 93,314,909 shares at June 30, 2012 and 93,672,489 shares at December 31, 2011	933	937
Series B: Issued 9,796,741 shares at June 30, 2012 and 10,115,193 shares at December 31, 2011	98	101
Additional paid-in capital	1,087,014	1,090,513
Accumulated deficit	(705,126)	(737,007)
Accumulated other comprehensive loss	(86,093)	(87,341)

Total Belo Corp. shareholders’ equity	296,826	267,203
Noncontrolling interests	(98)	—

Total shareholders’ equity	296,728	267,203

Total liabilities and shareholders’ equity	$1,627,275	$1,611,605

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2012	2011
Operations
Net earnings	$40,125	$13,773
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	14,934	15,631
Pension settlement charge	—	28,699
Pension contributions	(8,051)	(19,557)
Deferred income taxes	7,476	(1,540)
Employee retirement expense	1,328	1,810
Share-based compensation	1,605	1,435
Other non-cash items	911	554
Equity (income) loss from partnerships	(1,024)	(750)
Other, net	667	(844)
Net change in operating assets and liabilities:
Accounts receivable	9,242	3,109
Income tax receivable	31,615	—
Other current assets	749	(2,225)
Accounts payable	(2,123)	(4,139)
Accrued expenses	5,084	(13,942)
Accrued interest payable	(272)	174
Income taxes payable	(7,108)	(3,290)

Net cash provided by operations	95,158	18,898

Investments
Capital expenditures	(10,788)	(6,741)
Proceeds from disposition of real estate	—	5,919
Other investments, net	(477)	459

Net cash used for investments	(11,265)	(363)

Financing
Net proceeds from revolving debt	—	32,000
Payments on revolving debt	—	(43,000)
Dividends paid on common stock	(13,531)	—
Common stock repurchased	(5,964)	—
Net proceeds from exercise of stock options	76	103
Excess tax benefit from option exercises	77	114

Net cash used for financing	(19,342)	(10,783)

Net increase in cash and temporary cash investments	64,551	7,752
Cash and temporary cash investments at beginning of period	61,118	8,309

Cash and temporary cash investments at end of period	$125,669	$16,061

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Belo Corp. and Subsidiaries

(in thousands, except per share amounts)

(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the Company or Belo) include equity investments, in which Belo owns a greater than 50% interest. The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. This ASU impacts presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company adopted the standard effective January 1, 2012.

(3)

Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any of A. H. Belo’s newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any of the Company’s television station businesses or related assets. Belo’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services provided pursuant to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreements, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo co-own certain investments in third party businesses, which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the third party investments included in the Company’s net earnings are immaterial. See Note 8 for disclosures related to the 2011 split of The G.B. Dealey Retirement Pension Plan (Pension Plan) by Belo and A. H. Belo.

(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (Numerator)
Net earnings attributable to Belo Corp.	$25,931	$18,087	$40,223	$13,773
Less: Income to participating securities	(523)	(252)	(570)	(171)

Income available to common shareholders	$25,408	$17,835	$39,653	$13,602

Shares (Denominator)
Weighted average shares outstanding (basic)	103,774	103,626	103,854	103,515
Dilutive effect of employee stock options	294	396	309	402

Adjusted weighted average shares outstanding	104,068	104,022	104,163	103,917

Earnings per share:
Basic	$0.24	$0.17	$0.38	$0.13
Diluted	$0.24	$0.17	$0.38	$0.13

For the three and six months ended June 30, 2012, the Company excluded common stock options for 6,730,475 shares and 6,722,725 shares, respectively because to include them would be anti-dilutive. Additionally, for the three and six months ended June 30, 2012, the Company excluded from the diluted EPS calculation restricted stock units (RSUs) of 1,283,720 because they are participating securities. For the three and six months ended June 30, 2011, the Company excluded common stock options for 8,801,360 shares and 8,803,614 shares, respectively, because to include them would be anti-dilutive. Additionally, for the three and six months ended June 30, 2011, the Company excluded from the diluted EPS calculation RSUs of 994,798 because they are participating securities.

(5)

At June 30, 2012, Belo had $887,448 in fixed-rate debt securities as follows: $175,810 of 6 3/4% Senior Notes due 2013; $271,638 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At June 30, 2012, Belo had variable-rate debt capacity of $200,000 under a revolving credit agreement (2011 Credit Agreement). As of June 30, 2012, the Company did not have an outstanding balance under the 2011 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the 2011 Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2012, the Company’s leverage ratio was 3.9, its interest coverage ratio was 3.2 and its senior leverage ratio was 0.0. At June 30, 2012, the Company was in compliance with all debt covenant requirements.

The Company reclassified the balance for the 6 3/4% Senior Notes due May 30, 2013, from long-term debt to short-term debt because the debt is due in less than one year. The Company expects to repay the notes on or before their due date with available cash and funds from the 2011 Credit Agreement.

At June 30, 2012 and 2011, the fair value of Belo’s fixed-rate debt was estimated to be $909,595 and $886,029, respectively. The Company’s publicly held long-term debt is classified as Level 2 inputs, because the fair value for these instruments is determined utilizing observable inputs in non-active markets.

(6)	The Company’s 8% Senior Notes are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non-guarantor subsidiaries consisting of subsidiaries subsequent to the date of issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$177,619	$—	$—	$177,619

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	56,437	—	—	56,437
Station programming and other operating costs	—	47,874	200	—	48,074
Corporate operating costs	6,759	1,048	743	—	8,550
Depreciation	313	6,945	214	—	7,472

Total operating costs and expenses	7,072	112,304	1,157	—	120,533

Earnings (loss) from operations	(7,072)	65,315	(1,157)	—	57,086

Other Income and (Expense)
Interest expense	(17,705)	(9)	—	—	(17,714)
Intercompany interest	745	(745)	—	—	—
Other income (expense), net	(35)	1,413	—	—	1,378

Total other income and (expense)	(16,995)	659	—	—	(16,336)

Earnings (loss) before income taxes	(24,067)	65,974	(1,157)	—	40,750

Income tax benefit (expense)	9,086	(24,427)	424	—	(14,917)
Equity in earnings (loss) of subsidiaries	40,912	—	—	(40,912)	—

Net earnings (loss)	25,931	41,547	(733)	(40,912)	25,833
Less: Net (loss) from noncontrolling interests	—	—	(98)	—	(98)

Net earnings (loss) attributable to Belo Corp.	$25,931	$41,547	$(635)	$(40,912)	$25,931

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$25,931	$41,547	$(733)	$(40,912)	$25,833
Amortization of net actuarial loss,net of tax	624	—	—	—	624

Comprehensive income (loss)	26,555	41,547	(733)	(40,912)	26,457
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(98)	—	(98)

Comprehensive income (loss) attributable to Belo Corp.	$26,555	$41,547	$(635)	$(40,912)	$26,555

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net Operating Revenues	$—	$166,379	$—	$166,379

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	54,525	—	54,525
Station programming and other operating costs	—	52,565	—	52,565
Corporate operating costs	5,862	830	—	6,692
Pension settlement charge and contribution reimbursements	—	—	—	—
Depreciation	317	7,390	—	7,707

Total operating costs and expenses	6,179	115,310	—	121,489

Earnings (loss) from operations	(6,179)	51,069	—	44,890

Other Income and (Expense)
Interest expense	(18,028)	(22)	—	(18,050)
Intercompany interest	1,114	(1,114)	—	—
Other income (expense), net	(26)	675	—	649

Total other income and (expense)	(16,940)	(461)	—	(17,401)

Earnings (loss) before income taxes	(23,119)	50,608	—	27,489

Income tax benefit (expense)	20,016	(29,418)	—	(9,402)
Equity in earnings of subsidiaries	21,190	—	(21,190)	—

Net earnings	$18,087	$21,190	$(21,190)	$18,087

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net earnings	$18,087	$21,190	$(21,190)	$18,087
Amortization of net actuarial loss, net of tax	442	—	—	442

Comprehensive income	$18,529	$21,190	$(21,190)	$18,529

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$333,517	$—	$—	$333,517

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	112,136	—	—	112,136
Station programming and other operating costs	—	93,191	200	—	93,391
Corporate operating costs	13,460	1,846	976	—	16,282
Depreciation	590	13,923	421	—	14,934

Total operating costs and expenses	14,050	221,096	1,597	—	236,743

Earnings (loss) from operations	(14,050)	112,421	(1,597)	—	96,774

Other Income and (Expense)
Interest expense	(35,353)	(23)	—	—	(35,376)
Intercompany interest	1,489	(1,489)	—	—	—
Other income, net	62	1,817	—	—	1,879

Total other income and (expense)	(33,802)	305	—	—	(33,497)

Earnings (loss) before income taxes	(47,852)	112,726	(1,597)	—	63,277

Income tax benefit (expense)	18,053	(41,790)	585	—	(23,152)
Equity in earnings (loss) of subsidiaries	70,022	—	—	(70,022)	—

Net earnings (loss)	40,223	70,936	(1,012)	(70,022)	40,125
Less: Net loss from noncontrolling interests	—	—	(98)	—	(98)

Net earnings (loss) attributable to Belo Corp.	$40,223	$70,936	$(914)	$(70,022)	$40,223

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$40,223	$70,936	$(1,012)	$(70,022)	$40,125
Amortization of net actuarial loss, net of tax	1,248	—	—	—	1,248

Comprehensive income (loss)	41,471	70,936	(1,012)	(70,022)	41,373
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(98)	—	(98)

Comprehensive income (loss) attributable to Belo Corp.	$41,471	$70,936	$(914)	$(70,022)	$41,471

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net Operating Revenues	$—	$317,849	$—	$317,849

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	108,361	—	108,361
Station programming and other operating costs	—	102,761	—	102,761
Corporate operating costs	11,566	1,425	—	12,991
Pension settlement charges and contribution reimbursements	20,466	—	—	20,466
Depreciation	623	15,008	—	15,631

Total operating costs and expenses	32,655	227,555	—	260,210

Earnings (loss) from operations	(32,655)	90,294	—	57,639

Other Income and (Expense)
Interest expense	(35,986)	(47)	—	(36,033)
Intercompany interest	2,798	(2,798)	—	—
Other income (expense), net	(65)	894	—	829

Total other income and (expense)	(33,253)	(1,951)	—	(35,204)

Earnings (loss) before income taxes	(65,908)	88,343	—	22,435

Income tax benefit (expense)	26,526	(35,188)	—	(8,662)
Equity in earnings of subsidiaries	53,155	—	(53,155)	—

Net earnings	$13,773	$53,155	$(53,155)	$13,773

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net earnings	$13,773	$53,155	$(53,155)	$13,773
Amortization of net actuarial loss, net of tax	884	—	—	884

Comprehensive income	$14,657	$53,155	$(53,155)	$14,657

Condensed Consolidating Balance Sheet

As of June 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$123,075	$2,544	$50	$—	$125,669
Accounts receivable, net	142	139,876	—	—	140,018
Income tax receivable	14	—	—	—	14
Other current assets	6,421	14,142	28	—	20,591

Total current assets	129,652	156,562	78	—	286,292

Property, plant and equipment, net	4,131	132,626	14,599	—	151,356
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	43,633	—	—	(43,633)	—
Intercompany receivable	598,531	—	—	(598,531)	—
Investment in subsidiaries	533,602	—	—	(533,602)	—
Other assets	19,795	20,493	67	—	40,355

Total assets	$1,329,344	$1,458,953	$14,744	$(1,175,766)	$1,627,275

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$175,810	$—	$—	$—	$175,810
Accounts payable	8,053	9,609	177	—	17,839
Accrued expenses	13,871	22,401	196	—	36,468
Short-term pension obligation	19,737	—	—	—	19,737
Income taxes payable	5,814	—	—	—	5,814
Deferred revenue	—	5,427	—	—	5,427
Dividends payable	—	—	—	—	—
Accrued interest payable	10,106	—	—	—	10,106

Total current liabilities	233,391	37,437	373	—	271,201

Long-term debt	711,638	—	—	—	711,638
Deferred income taxes	—	294,803	807	(43,633)	251,977
Pension obligation	83,968	—	—	—	83,968
Intercompany payable	—	598,216	315	(598,531)	—
Other liabilities	3,619	8,144	—	—	11,763
Total shareholders’ equity	296,728	520,353	13,249	(533,602)	296,728

Total liabilities and shareholders’ equity	$1,329,344	$1,458,953	$14,744	$(1,175,766)	$1,627,275

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$59,339	$1,755	$24	$—	$61,118
Accounts receivable, net	166	149,418	—	—	149,584
Income tax receivable	31,629	—	—	—	31,629
Other current assets	4,621	12,071	—	—	16,692

Total current assets	95,755	163,244	24	—	259,023

Property, plant and equipment, net	3,683	139,335	14,097	—	157,115
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	45,831	—	—	(45,831)	—
Intercompany receivable	687,324	—	—	(687,324)	—
Investment in subsidiaries	463,580	—	—	(463,580)	—
Other assets	23,908	22,220	67	—	46,195

Total assets	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,387	$11,266	$24	$—	$19,677
Accrued expenses	12,975	21,986	—	—	34,961
Short-term pension obligation	19,300	—	—	—	19,300
Income taxes payable	12,922	—	—	—	12,922
Deferred revenue	—	3,435	—	—	3,435
Dividends payable	5,189	—	—	—	5,189
Accrued interest payable	10,378	—	—	—	10,378

Total current liabilities	69,151	36,687	24	—	105,862

Long-term debt	887,003	—	—	—	887,003
Deferred income taxes	—	290,192	—	(45,831)	244,361
Pension obligation	93,012	—	—	—	93,012
Intercompany payable	—	687,324	—	(687,324)	—
Other liabilities	3,712	10,452	—	—	14,164
Total shareholders’ equity	267,203	449,416	14,164	(463,580)	267,203

Total liabilities and shareholders’ equity	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Total
Operations
Net cash provided by (used for) operations	$17,728	$78,206	$(776)	$95,158

Investments
Capital expenditures	(4,195)	(6,481)	(112)	(10,788)
Other investments, net	(477)	—	—	(477)

Net cash used for investments	(4,672)	(6,481)	(112)	(11,265)

Financing
Dividends paid	(13,531)	—	—	(13,531)
Common stock repurchased	(5,964)	—	—	(5,964)
Net proceeds from exercise of stock options	76	—	—	76
Excess tax benefit from option exercises	77	—	—	77
Intercompany activity	70,022	(70,936)	914	—

Net cash provided by (used for) financing activities	50,680	(70,936)	914	(19,342)

Net increase in cash and temporary cash investments	63,736	789	26	64,551
Cash and temporary cash investments at beginning of period	59,339	1,755	24	61,118

Cash and temporary cash investments at end of period	$123,075	$2,544	$50	$125,669

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Total
Operations
Net cash provided by (used for) operations	$(31,426)	$50,324	$18,898

Investments
Capital expenditures	(1,476)	(5,265)	(6,741)
Proceeds from disposition of real estate	—	5,919	5,919
Other investments, net	(159)	618	459

Net cash provided by (used for) investments	(1,635)	1,272	(363)

Financing
Net proceeds from revolving debt	32,000	—	32,000
Payments on revolving debt	(43,000)	—	(43,000)
Net proceeds from exercise of stock options	103	—	103
Excess tax benefit from option exercises	114	—	114
Intercompany activity	53,155	(53,155)	—

Net cash provided by (used for) financing activities	42,372	(53,155)	(10,783)

Net increase (decrease) in cash and temporary cash investments	9,311	(1,559)	7,752
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309

Cash and temporary cash investments at end of period	$14,601	$1,460	$16,061

(7)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,218 and $3,913, for the three and six months ended June 30, 2012. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,291 and $3,722, for the three and six months ended June 30, 2011.

(8)	In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of Pension Plan. As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to approximately 5,100 current and former employees of A. H. Belo and its related newspaper businesses were transferred to two new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.

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

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the six months ended June 30, 2012, the Company made contributions totaling $8,051 to the Pension Plan. During the remaining six months of 2012, the Company expects to make contributions of approximately $11,154 to the Pension Plan. No plan assets are expected to be returned to the Company during the year ending December 31, 2012. For the six months ended June 30, 2011, the Company made contributions totaling $19,557 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year.

Net periodic pension cost includes the following components for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$3,115	$3,415	$6,230	$6,830
Expected return on assets	(3,393)	(3,018)	(6,785)	(6,037)
Amortization of net loss	960	680	1,920	1,360

Net periodic pension cost before settlement charge	682	1,077	1,365	2,153
Settlement charge	—	—	—	28,699

Net periodic pension cost	$682	$1,077	$1,365	$30,852

(9)	On May 8, 2012, the shareholders of the Company approved amendments to, and the restatement of, the Company's Certificate of Incorporation to, among other things, reduce the par value of Belo's common stock from $1.67 per share to $0.01 per share and reduce the par value of Belo’s preferred stock from $1.00 per share to $0.01 per share. The Company has reflected the change in par values at June 30, 2012, and has retrospectively restated the Consolidated Condensed Balance Sheet as of December 31, 2011, to reflect the change in par values.

Noncontrolling interests on the Condensed Consolidated Balance Sheets relate to a newly formed majority-owned subsidiary. Earnings or losses are recorded each period to the Consolidated Condensed Statement of Earnings for the noncontrolling interests’ proportionate share of the subsidiary’s earnings or losses.

Equity is allocated between controlling and noncontrolling interests as follows:

	Belo Corp. Shareholders’ Equity	Noncontrolling Interests Equity	Total Equity
Balance at December 31, 2011	$267,203	$—	$267,203
Net earnings (loss)	40,223	(98)	40,125
Dividends declared	(8,342)	—	(8,342)
Common stock repurchased	(5,964)	—	(5,964)
Share-based compensation	2,305	—	2,305
Accumulated other comprehensive income	1,248	—	1,248
Other	153	—	153

Balance at June 30, 2012	$296,826	$(98)	$296,728

(10)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and alleged ERISA violations. On March 28, 2011, the Court granted defendants summary judgment and dismissed all claims. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. A hearing on the appeal is set for August 9, 2012. The Company believes the lawsuit is without merit and is vigorously defending against it.

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

The following table sets forth the Company’s major media assets as of June 30, 2012:

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX and CW. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. As part of these agreements, the network has the right to sell most of the advertising time during such broadcasts and has historically paid the Company cash compensation. In 2011, some of the Company’s affiliation agreements included network compensation totaling $2,989. Beginning in 2012, the Company no longer receives cash payments for network compensation. As affiliation agreements have renewed, cash payments to the networks are included in these affiliation agreements for compensation related to programming provided by such networks. The Company renewed one of its network affiliation agreements in 2010 and another in 2011; a third major network affiliation agreement expires in the fourth quarter of 2012. The Company’s two renewed agreements provide for payments to the networks and the third agreement is also expected to include payments to the network in 2013. Cash payments for reverse compensation to networks are included in programming expense.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, is provided below.

Results of Operations

(Dollars in thousands)

	Three months ended June 30, Percentage			Six months ended June 30, Percentage
	2012	Change	2011	2012	Change	2011
Net operating revenues	$177,619	6.8%	$166,379	$333,517	4.9%	$317,849

Pension settlement charge and contribution reimbursements	—	—	—	—	NM	20,466
Other operating costs and expenses	120,533	(0.8%)	121,489	236,743	(1.3%)	239,744

Total operating costs and expenses	120,533	(0.8%)	121,489	236,743	(9.0%)	260,210

Earnings from operations	57,086	27.2%	44,890	96,774	67.9%	57,639
Other income and (expense)	(16,336)	(6.1%)	(17,401)	(33,497)	(4.8%)	(35,204)

Earnings from operations before income taxes	40,750	48.2%	27,489	63,277	182.0%	22,435
Income tax expense	(14,917)	58.7%	(9,402)	(23,152)	167.3%	(8,662)

Net earnings	25,833	42.8%	18,087	40,125	191.3%	13,773
Less: Net (loss) attributable to non-controlling interests	(98)	NM	—	(98)	NM	—

Net earnings attributable to Belo Corp.	$25,931	43.4%	$18,087	$40,223	192.0%	$13,773

NM is not meaningful

Net Operating Revenues

	Three months ended June 30, Percentage			Six months ended June 30, Percentage
	2012	Change	2011	2012	Change	2011
Spot advertising revenue	$144,710	5.6%	$137,039	$269,934	3.9%	$259,820
Other	32,909	12.2%	29,340	63,583	9.6%	58,029

Net operating revenues	$177,619	6.8%	$166,379	$333,517	4.9%	$317,849

Spot advertising revenue increased $7,671, or 5.6 percent, in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. This increase is due to an $8,317 increase in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. The increase from political revenue was partially reduced by a slight decrease in core spot advertising. Two major categories, automotive and financial services, grew during the quarter, while other significant categories, including telecommunications, retail and entertainment declined. Other revenue increased primarily due to a 19.2 percent increase in retransmission revenue and a 15.2 percent increase in Internet revenue. A decline of $1,263 in network compensation was offset by an increase of $1,432 related to cable copyright royalty payments.

Spot advertising revenue increased $10,114, or 3.9 percent, in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. This increase is primarily due to a $9,541 increase in political advertising revenue. Additionally, the Company had increases in the automotive, financial services and travel and tourism categories, partially offset by decreases in the telecommunications, entertainment, grocery and healthcare categories. The increase in other revenue is due primarily to a 20.2 percent increase in retransmission revenue, a 13.5 percent increase in Internet revenue, and a $1,432 increase in cable copyright royalty payments, partially offset by a decline of $2,989 in network compensation.

Operating Costs and Expenses

Station salaries, wages and employee benefits increased $1,912, or 3.5 percent, in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to an increase of $988 related to sales commissions on higher revenue and increases in accrued performance-based bonus expense of $584. Station programming and other operating costs decreased $4,491, or 8.5 percent, in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily related to a $6,988 decrease in programming costs. The decrease in programming costs was mostly related to savings in syndicated programming expenses, which were partially offset by a less significant increase in programming payments to the networks. The decrease in programming expense was partially offset by increases in spending for interactive services and an increase in advertising and promotion expense.

Station salaries, wages and employee benefits increased $3,775, or 3.5 percent, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due primarily to an increase of $2,566 related to annual merit increases and sales commissions on higher revenue and increases in accrued performance-based bonus expense of $637. Station programming and other operating costs decreased $9,370, or 9.1 percent, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily related to a $13,999 decrease in programming costs. The decrease in programming costs was mostly related to savings in syndicated programming expenses, which were partially offset by a less significant increase in programming payments to the networks. The decrease in programming expense was partially offset by increases in spending for interactive services and an increase in advertising and promotion expense.

Corporate operating costs increased $1,858, or 27.8 percent, in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, with the most significant variance being an increase in performance-based accrued bonus expense of $933. Corporate operating costs increased $3,291, or 25.3 percent, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily related to annual merit increases, share-based compensation increases and an increase in accrued performance-based bonus expense, all totaling $2,006.

Effective January 1, 2011, Belo split The G. B. Dealey Retirement Pension Plan (Pension Plan), transferring the benefit liabilities and assets pertaining to the current and former employees of A. H. Belo Corporation (A. H. Belo) to plans sponsored and administered by A. H. Belo. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo. For Belo, the pension split transaction was treated as a settlement under ASC 715, which resulted in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the plans sponsored by A. H. Belo. These transfers resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 related to the 2010 plan year received from A. H. Belo. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year. The combined result of all pension settlement transactions in the first quarter of 2011 is a net charge before taxes of $20,466.

Other Income (Expense)

Interest expense decreased $336 and $657 in the three and six months ended June 30, 2012, respectively, due primarily to decreased amortization of financing costs associated with the variable rate debt related to the amendment of the Company’s credit facility in December 2011.

Income Tax Expense

Income taxes increased $5,515, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to higher pretax earnings in 2012. Income taxes increased $14,490, for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to the $7,143 tax benefit in 2011 related to deferred tax adjustments for the pension settlement charge and higher pretax earnings in 2012.

Noncontrolling Interest

In the second quarter 2012, the Company entered into a newly formed subsidiary in which the Company owns a greater than 50% interest.

Station Adjusted EBITDA

	Three months ended June 30, Percentage			Six months ended June 30, Percentage
	2012	Change	2011	2012	Change	2011
Station Adjusted EBITDA	$73,108	23.3%	$59,289	$127,990	19.9%	$106,727
Corporate operating costs and expenses	(8,550)	27.8%	(6,692)	(16,282)	25.3%	(12,991)
Depreciation	(7,472)	(3.1%)	(7,707)	(14,934)	(4.5%)	(15,631)
Pension settlement charge and contribution reimbursements	—	—	—	—	NM	(20,466)

Earnings from operations	$57,086	27.2%	$44,890	$96,774	67.9%	$57,639

NM is not meaningful

Belo’s management uses Station Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station Adjusted EBITDA represents the Company's earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension settlement charge and contribution reimbursements and corporate operating costs and expenses. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station Adjusted EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.

For the three months ended June 30, 2012, Station Adjusted EBITDA increased $13,819, or 23.3 percent, compared with the three months ended June 30, 2011. For the six months ended June 30, 2012, Station Adjusted EBITDA increased $21,263, or 19.9 percent, compared with the six months ended June 30, 2011. These increases were due to higher revenues and a reduction in expenses, including a decrease in programming costs, all discussed above.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows

Net cash provided by operations was $95,158 in the six months ended June 30, 2012, compared with $18,898 in the six months ended June 30, 2011. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash items, receipt of a $31,615 federal income tax refund, and routine changes in working capital. The 2011 operating cash flows were primarily provided by net earnings adjusted for non-cash and pension-related items, pension contributions and routine changes in working capital. The increase in net cash provided by operations in 2012 as compared to 2011, is primarily due to higher earnings, related in large part to the net pension settlement charge in first quarter 2011, the receipt of the federal income tax refund, and lower pension contributions.

The Company contributed $8,051 to its Pension Plan during the six months ended June 30, 2012 compared to contributions of $19,557 during the six months ended June 30, 2011. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of contributions related to the 2010 plan year the Company made to the Pension Plan. Such reimbursements totaled $8,233 during the six months ended June 30, 2011. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year.

Investing Cash Flows

Net cash flows used for investing activities were $11,265 in the six months ended June 30, 2012, compared to $363 in the six months ended June 30, 2011. The 2012 investing cash flows were primarily used for capital expenditures. The 2011 investing cash flows were primarily used for capital expenditures, mostly offset by proceeds from the sale of certain real estate.

Property Transaction

In June 2011, the Company received $5,919 in proceeds from the sale of real estate it had purchased in 2005 for potential construction and recorded an immaterial gain on the sale.

Capital Expenditures

Total capital expenditures were $10,788 in the first six months of 2012 compared with $6,741 in the first six months of 2011.

Financing Cash Flows

Net cash flows used for financing activities were $19,342 in the six months ended June 30, 2012 compared with $10,783 in the six months ended June 30, 2011. The 2012 financing cash flows consisted primarily of dividends paid and common stock repurchased. The 2011 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility.

Long-Term Debt

At June 30, 2012, Belo had $887,448 in fixed-rate debt securities as follows: $175,810 of 6 3/4% Senior Notes due 2013; $271,638 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At June 30, 2012, Belo also had variable-rate debt capacity of $200,000 under a credit agreement (2011 Credit Agreement). As of June 30, 2012, the Company did not have an outstanding balance under the 2011 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the 2011 Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2012, the Company’s leverage ratio was 3.9, its interest coverage ratio was 3.2 and its senior leverage ratio was 0.0. At June 30, 2012, the Company was in compliance with all debt covenant requirements.

The Company reclassified the balance for the 6 3/4% Senior Notes due May 30, 2013, from long-term debt to short-term debt because the debt is due in less than one year. The Company expects to repay the notes on or before their due date with available cash and funds from the 2011 Credit Agreement.

Dividends

On July 26, 2012, the Company declared a quarterly dividend of eight cents per share on Series A and Series B common stock outstanding, to be paid on September 7, 2012, to shareholders of record on August 17, 2012.

On June 1, 2012, the Company paid a quarterly dividend of $8,330, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of May 11, 2012.

On March 2, 2012, the Company paid a quarterly dividend of $5,201, or five cents per share, on Series A and Series B common stock outstanding as of the record date of February 10, 2012.

On April 26, 2011, the Company declared a quarterly dividend of five cents per share on Series A and Series B common stock outstanding, paid on September 2, 2011, to shareholders of record on August 12, 2011.

Share Repurchase

In the second quarter 2012, the Company purchased 1,020,653 shares of its Series A common stock pursuant to an authorization from Belo’s Board of Directors originally given in December 2005. There is no expiration date for this authorization. The remaining authorization for the repurchase of shares as of June 30, 2012, was 12,010,063 shares. The total cost of the shares purchased in the second quarter 2012 was $5,964. All shares repurchased in the second quarter 2012 were retired as of June 30, 2012.

Other

On May 8, 2012, the shareholders of the Company approved amendments to, and the restatement of, the Company’s Certificate of Incorporation to, among other things, reduce the par value of Belo’s common stock from $1.67 per share to $0.01 per share and the par value of Belo’s preferred stock from $1.00 per share to $0.01 per share. The Company has reflected the change in par values at June 30, 2012, and has retrospectively restated the Consolidated Condensed Balance Sheet as of December 31, 2011, to reflect the change in par values.

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

Such risks, uncertainties and matters include, but are not limited to, uncertainties regarding changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest and discount rates and programming and production costs; changes in viewership patterns and demography, and actions by Nielsen and its competitors; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; Federal Communications Commission and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; Pension Plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including Belo’s Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

PART II.

Item 1. Legal Proceedings

In addition to the proceeding previously described (see Note 10 to the Consolidated Condensed Financial Statements in Part I, Item 1) for which there are no material developments to report, other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form-10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities in the last three years. All repurchases of securities detailed below were retired in the quarter they were repurchased.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s Series A common stock repurchases during the three months ended June 30, 2012. The Company did not repurchase any shares of Series B common stock during the quarter ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2012 through April 30, 2012	—	—	—	13,030,716
May 1, 2012 through May 31, 2012	324,500	$5.92	324,500	12,706,216
June 1, 2012 through June 30, 2012	696,153	$5.76	696,153	12,010,063

Total	1,020,653	$5.81	1,020,653	12,010,063

(1)	In December 2005, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of common stock. As of June 30, 2012, the Company had 12,010,063 remaining shares under the December 2005 repurchase authority. There is no expiration date for this repurchase authority.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

3.1	*	Amended and Restated Certificate of Incorporation of the Company dated May 9, 2012 (Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012 (Securities and Exchange Commission File No. 001-08598)(the May 10, 2012 Form 8-K”))

3.2	*	Certificate of Designation of Series B Common Stock of the Company dated May 9, 2012 (Exhibit 3.1(i) to the May 10, 2012 Form 8-K)

3.3	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

3.4	*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001-08598))

3.5	*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.5 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.1 to the May 10, 2012 Form 8-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.2 to the May 10, 2012 Form 8-K)

4.4		Instruments defining rights of debt securities:

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

	~(2)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702))
*

(a)    Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the Company’s Quarterly report on form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702))

*

(b)    Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598)(the “1999 Form 10-K”))

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

	~(3)	*	Management Security Plan (Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K dated March 12, 1997 (Securities and Exchange Commission No. 001-08598))
		*	(a) Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(4)		Belo Supplemental Executive Retirement Plan
		*	(a) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)
		*	(b) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

		*	(c) Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

	~(5)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)
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

BELO CORP.

August 9, 2012	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)