Form 10-Q
period 2012-09-30
BELO CORP
filed 2012-10-31
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Former name, former address and former fiscal year, if changed since last report

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, $0.01 par value	103,133,596*

*	Consisting of 93,994,352 shares of Series A Common Stock and 9,139,244 shares of Series B Common Stock.

BELO CORP.

FORM 10-Q

PART I.

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Belo Corp. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts (unaudited)	2012	2011	2012	2011
Net Operating Revenues	$176,273	$151,999	$509,790	$469,848

Operating Costs and Expenses
Station salaries, wages and employee benefits	54,776	52,467	166,912	160,828
Station programming and other operating costs	50,520	51,788	143,911	154,549
Corporate operating costs	7,501	5,112	23,783	18,103
Pension settlement charge and contribution reimbursements	—	—	—	20,466
Depreciation	7,528	7,614	22,462	23,245

Total operating costs and expenses	120,325	116,981	357,068	377,191

Earnings from operations	55,948	35,018	152,722	92,657

Other Income and (Expense)
Interest expense	(17,683)	(17,771)	(53,059)	(53,804)
Other income, net	497	986	2,376	1,815

Total other income and (expense)	(17,186)	(16,785)	(50,683)	(51,989)

Earnings before income taxes	38,762	18,233	102,039	40,668
Income taxes	14,148	4,520	37,300	13,182

Net earnings	$24,614	$13,713	$64,739	$27,486

Less: Net (loss) attributable to noncontrolling interests	(203)	—	(301)	—

Net earnings attributable to Belo Corp.	$24,817	$13,713	$65,040	$27,486

Earnings Per Share
Basic	$0.24	$0.13	$0.62	$0.26
Diluted	$0.24	$0.13	$0.62	$0.26

Weighted Average Shares Outstanding
Basic	103,120	103,681	103,607	103,570
Diluted	103,420	104,039	103,914	103,959

Dividends declared per share	$0.16	$0.05	$0.24	$0.10

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Belo Corp. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands (unaudited)	2012	2011	2012	2011
Net earnings	$24,614	$13,713	$64,739	$27,486

Other comprehensive income:

Amortization of net actuarial loss, net of tax	624	441	1,872	1,325

Comprehensive income	25,238	14,154	66,611	28,811

Less: comprehensive (loss) attributable to non-controlling interests	(203)	—	(301)	—

Comprehensive income attributable to Belo Corp.	$25,441	$14,154	$66,912	$28,811

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except share and per share amounts (unaudited)	September 30, 2012	December 31, 2011
Assets

Current assets:
Cash and temporary cash investments	$165,903	$61,118
Accounts receivable, net	134,903	149,584
Income tax receivable	14	31,629
Other current assets	20,294	16,692

Total current assets	321,114	259,023

Property, plant and equipment, net	148,461	157,115
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	39,755	46,195

Total assets	$1,658,602	$1,611,605

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$175,842	$—
Accounts payable	17,147	19,677
Accrued expenses	42,658	34,961
Short-term pension obligation	19,375	19,300
Accrued interest payable	18,100	10,378
Income taxes payable	4,254	12,922
Dividends payable	8,251	5,189
Deferred revenue	7,315	3,435

Total current liabilities	292,942	105,862

Long-term debt	711,831	887,003
Deferred income taxes	258,984	244,361
Pension obligation	77,178	93,012
Other liabilities	11,304	14,164

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued Common stock, $0.01 par value. Authorized 450,000,000 shares
Series A: Issued 93,994,052 shares at September 30, 2012 and 93,672,489 shares at December 31, 2011	940	937
Series B: Issued 9,139,544 shares at September 30, 2012 and 10,115,193 shares at December 31, 2011	91	101
Additional paid-in capital	1,087,911	1,090,513
Accumulated deficit	(696,809)	(737,007)
Accumulated other comprehensive loss	(85,469)	(87,341)

Total Belo Corp. shareholders’ equity	306,664	267,203
Noncontrolling interests	(301)	—

Total shareholders’ equity	306,363	267,203

Total liabilities and shareholders’ equity	$1,658,602	$1,611,605

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2012	2011
Operations
Net earnings	$64,739	$27,486
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	22,462	23,245
Pension settlement charge	—	28,699
Pension contributions	(14,926)	(23,257)
Deferred income taxes	14,086	2,693
Employee retirement expense	1,992	2,866
Share-based compensation	4,094	1,472
Other non-cash items	1,684	1,261
Equity income from partnerships	(1,444)	(1,451)
Other, net	1,720	(349)
Net change in operating assets and liabilities:
Accounts receivable	13,871	13,828
Income tax receivable	31,615	—
Other current assets	2,561	139
Accounts payable	(3,291)	(8,682)
Accrued expenses	10,349	(13,395)
Accrued interest payable	7,722	7,967
Income taxes payable	(8,668)	(5,121)

Net cash provided by operations	148,566	57,401

Investments
Capital expenditures	(15,483)	(10,215)
Proceeds from disposition of real estate	—	5,919
Other investments, net	(795)	(29)

Net cash used for investments	(16,278)	(4,325)

Financing
Net proceeds from revolving debt	—	32,000
Payments on revolving debt	—	(43,000)
Dividends paid on common stock	(21,780)	(5,184)
Common stock repurchased	(5,964)	—
Net proceeds from exercise of stock options	124	106
Excess tax benefit from option exercises	117	115

Net cash used for financing	(27,503)	(15,963)

Net increase in cash and temporary cash investments	104,785	37,113
Cash and temporary cash investments at beginning of period	61,118	8,309

Cash and temporary cash investments at end of period	$165,903	$45,422

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

All amounts are in thousands, except share and per share amounts, unless otherwise indicated.

(2)	In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2012-02, Intangibles –Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Companies can first determine based on certain qualitative factors whether it is “more likely than not” (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. The new standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012 and early adoption is permitted. The Company plans to adopt this new guidance in the fourth quarter of 2012 when completing the annual impairment analysis. The new standard does not affect the manner in which the Company estimates fair value and will not affect the value of the Company’s indefinite-lived intangible assets.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU simplifies goodwill impairment testing by adding a qualitative review step to assess whether quantitative impairment analysis is necessary. Under the amended rule, a company is required to calculate the fair value of a business that contains recorded goodwill if it concludes, based on the qualitative assessment, that it is “more likely than not” that the fair value of that business is less than its book value. If such a decline in fair value is deemed to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The value of that goodwill will not be affected by the adoption of this standard. The Company adopted the standard effective January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income. This ASU affects presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows. The Company adopted the standard effective January 1, 2012.

(3)	Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any of A. H. Belo’s newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any of the Company’s television station businesses or related assets. Under a services agreement, the Company provides A. H. Belo certain services and/or support, the amounts of which are not significant to the ongoing operations of the Company. Belo and A. H. Belo also co-own certain investments in third party businesses, which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the third party investments included in the Company’s net earnings is immaterial. See Note 8 for disclosures related to the 2011 split of The G.B. Dealey Retirement Pension Plan (Pension Plan) by Belo and A. H. Belo.

(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2012 and 2011.

	Three months ended		Nine months ended
	September 30,		September 30,
In thousands except per share amounts	2012	2011	2012	2011
Income (Numerator)
Net earnings attributable to Belo Corp.	$24,817	$13,713	$65,040	$27,486
Income to participating securities	(348)	(164)	(1,014)	(322)

Income available to common shareholders	$24,469	$13,549	$64,026	$27,164

Shares (Denominator)
Weighted average shares outstanding (basic)	103,120	103,681	103,607	103,570
Dilutive effect of employee stock options	300	358	307	389

Adjusted weighted average shares outstanding	103,420	104,039	103,914	103,959

Earnings per share:
Basic	$0.24	$0.13	$0.62	$0.26
Diluted	$0.24	$0.13	$0.62	$0.26

For the three and nine months ended September 30, 2012, the Company excluded common stock options for 6,673,746 shares and 6,677,210 shares, respectively, because to include them would be anti-dilutive. Additionally, for the three and nine months ended September 30, 2012, the Company excluded from the diluted EPS calculation restricted stock units (RSUs) of 1,253,051 because they are participating securities. For the three and nine months ended September 30, 2011, the Company excluded common stock options for 8,794,257 shares and 8,774,657 shares, respectively, because to include them would be anti-dilutive. Additionally, for the three and nine months ended September 30, 2011, the Company excluded from the diluted EPS calculation RSUs of 900,796 because they were participating securities.

(5)

At September 30, 2012, Belo had $887,673 in fixed-rate debt securities as follows: $175,842 of 6 3/4% Senior Notes due 2013; $271,831 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At September 30, 2012, Belo had variable-rate debt capacity of $200,000 under a revolving credit agreement (2011 Credit Agreement). As of September 30, 2012, the Company did not have an outstanding balance under the 2011 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the 2011 Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2012, the Company’s leverage ratio was 3.6, its interest coverage ratio was 3.5 and its senior leverage ratio was 0.0. At September 30, 2012, the Company was in compliance with all debt covenant requirements.

In the second quarter 2012, the Company reclassified the balance for the 6 3/4% Senior Notes due May 30, 2013, from long-term debt to short-term debt because the debt is due in less than one year. The Company has elected to redeem the notes early on November 30, 2012 and expects to repay the notes with available cash.

At September 30, 2012 and 2011, the fair value of Belo’s fixed-rate debt was estimated to be $924,488 and $835,441, respectively. The Company’s publicly held long-term debt is classified as being derived from Level 2 inputs, because the fair value for these instruments is determined utilizing observable inputs in non-active markets.

(6)	The Company’s 8% Senior Notes due 2016 are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non-guarantor subsidiaries consisting of subsidiaries subsequent to the date of issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(in thousands)(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net Operating Revenues	$—	$176,273	$—	$—	$176,273

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	54,755	21	—	54,776
Station programming and other operating costs	—	50,049	471	—	50,520
Corporate operating costs	5,906	1,204	391	—	7,501
Depreciation	319	6,998	211	—	7,528

Total operating costs and expenses	6,225	113,006	1,094	—	120,325

Earnings (loss) from operations	(6,225)	63,267	(1,094)	—	55,948

Other Income and (Expense)
Interest expense	(17,677)	(6)	—	—	(17,683)
Intercompany interest	752	(752)	—	—	—
Other income (expense), net	(60)	557	—	—	497

Total other income and (expense)	(16,985)	(201)	—	—	(17,186)

Earnings (loss) before income taxes	(23,210)	63,066	(1,094)	—	38,762

Income tax benefit (expense)	8,743	(23,290)	399	—	(14,148)
Equity in earnings (loss) of subsidiaries	39,284	—	—	(39,284)	—

Net earnings (loss)	24,817	39,776	(695)	(39,284)	24,614
Less: Net (loss) from noncontrolling interests	—	—	(203)	—	(203)

Net earnings (loss) attributable to Belo Corp.	$24,817	$39,776	$(492)	$(39,284)	$24,817

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2012

(in thousands)(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$24,817	$39,776	$(695)	$(39,284)	$24,614
Amortization of net actuarial loss, net of tax	624	—	—	—	624

Comprehensive income (loss)	25,441	39,776	(695)	(39,284)	25,238
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(203)	—	(203)

Comprehensive income (loss) attributable to Belo Corp.	$25,441	$39,776	$(492)	$(39,284)	$25,441

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net Operating Revenues	$—	$151,999	$—	$151,999

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	52,467	—	52,467
Station programming and other operating costs	—	51,788	—	51,788
Corporate operating costs	4,190	922	—	5,112
Pension settlement charge and contribution reimbursements	—	—	—	—
Depreciation	340	7,274	—	7,614

Total operating costs and expenses	4,530	112,451	—	116,981

Earnings (loss) from operations	(4,530)	39,548	—	35,018

Other Income and (Expense)
Interest expense	(17,753)	(18)	—	(17,771)
Intercompany interest	833	(833)	—	—
Other income (expense), net	(29)	1,015	—	986

Total other income and (expense)	(16,949)	164	—	(16,785)

Earnings (loss) before income taxes	(21,479)	39,712	—	18,233

Income tax benefit (expense)	2,976	(7,496)	—	(4,520)
Equity in earnings of subsidiaries	32,216	—	(32,216)	—

Net earnings	$13,713	$32,216	$(32,216)	$13,713

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net earnings	$13,713	$32,216	$(32,216)	$13,713
Amortization of net actuarial loss, net of tax	441	—	—	441

Comprehensive income	$14,154	$32,216	$(32,216)	$14,154

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(in thousands)(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net Operating Revenues	$—	$509,790	$—	$—	$509,790

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	166,891	21	—	166,912
Station programming and other operating costs	—	143,240	671	—	143,911
Corporate operating costs	19,366	3,050	1,367	—	23,783
Depreciation	909	20,921	632	—	22,462

Total operating costs and expenses	20,275	334,102	2,691	—	357,068

Earnings (loss) from operations	(20,275)	175,688	(2,691)	—	152,722

Other Income and (Expense)
Interest expense	(53,030)	(29)	—	—	(53,059)
Intercompany interest	2,241	(2,241)	—	—	—
Other income, net	2	2,374	—	—	2,376

Total other income and (expense)	(50,787)	104	—	—	(50,683)

Earnings (loss) before income taxes	(71,062)	175,792	(2,691)	—	102,039

Income tax benefit (expense)	26,796	(65,080)	984	—	(37,300)
Equity in earnings (loss) of subsidiaries	109,306	—	—	(109,306)	—

Net earnings (loss)	65,040	110,712	(1,707)	(109,306)	64,739
Less: Net (loss) from noncontrolling interests	—	—	(301)	—	(301)

Net earnings (loss) attributable to Belo Corp.	$65,040	$110,712	$(1,406)	$(109,306)	$65,040

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

(in thousands)(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$65,040	$110,712	$(1,707)	$(109,306)	$64,739
Amortization of net actuarial loss, net of tax	1,872	—	—	—	1,872

Comprehensive income (loss)	66,912	110,712	(1,707)	(109,306)	66,611
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(301)	—	(301)

Comprehensive income (loss) attributable to Belo Corp.	$66,912	$110,712	$(1,406)	$(109,306)	$66,912

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net Operating Revenues	$—	$469,848	$—	$469,848

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	160,828	—	160,828
Station programming and other operating costs	—	154,549	—	154,549
Corporate operating costs	15,756	2,347	—	18,103
Pension settlement charges and contribution reimbursements	20,466	—	—	20,466
Depreciation	963	22,282	—	23,245

Total operating costs and expenses	37,185	340,006	—	377,191

Earnings (loss) from operations	(37,185)	129,842	—	92,657

Other Income and (Expense)
Interest expense	(53,739)	(65)	—	(53,804)
Intercompany interest	3,631	(3,631)	—	—
Other income (expense), net	(94)	1,909	—	1,815

Total other income and (expense)	(50,202)	(1,787)	—	(51,989)

Earnings (loss) before income taxes	(87,387)	128,055	—	40,668

Income tax benefit (expense)	29,502	(42,684)	—	(13,182)
Equity in earnings of subsidiaries	85,371	—	(85,371)	—

Net earnings	$27,486	$85,371	$(85,371)	$27,486

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Eliminations	Total
Net earnings	$27,486	$85,371	$(85,371)	$27,486
Amortization of net actuarial loss, net of tax	1,325	—	—	1,325

Comprehensive income	$28,811	$85,371	$(85,371)	$28,811

Condensed Consolidating Balance Sheet

As of September 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$162,269	$3,499	$135	$—	$165,903
Accounts receivable, net	292	134,611	—	—	134,903
Income tax receivable	14	—	—	—	14
Other current assets	5,627	14,654	13	—	20,294

Total current assets	168,202	152,764	148	—	321,114

Property, plant and equipment, net	4,267	129,754	14,440	—	148,461
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	39,639	—	—	(39,639)	—
Intercompany receivable	544,916	—	—	(544,916)	—
Investment in subsidiaries	568,419	—	—	(568,419)	—
Other assets	19,213	20,475	67	—	39,755

Total assets	$1,344,656	$1,452,265	$14,655	$(1,152,974)	$1,658,602

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$175,842	$—	$—	$—	$175,842
Accounts payable	6,218	10,810	119	—	17,147
Accrued expenses	13,430	28,933	295	—	42,658
Short-term pension obligation	19,375	—	—	—	19,375
Income taxes payable	4,254	—	—	—	4,254
Deferred revenue	—	7,315	—	—	7,315
Dividends payable	8,251	—	—	—	8,251
Accrued interest payable	18,100	—	—	—	18,100

Total current liabilities	245,470	47,058	414	—	292,942

Long-term debt	711,831	—	—	—	711,831
Deferred income taxes	—	297,884	739	(39,639)	258,984
Pension obligation	77,178	—	—	—	77,178
Intercompany payable	—	539,704	5,212	(544,916)	—
Other liabilities	3,814	7,490	—	—	11,304
Total shareholders’ equity	306,363	560,129	8,290	(568,419)	306,363

Total liabilities and shareholders’ equity	$1,344,656	$1,452,265	$14,655	$(1,152,974)	$1,658,602

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$59,339	$1,755	$24	$—	$61,118
Accounts receivable, net	166	149,418	—	—	149,584
Income tax receivable	31,629	—	—	—	31,629
Other current assets	4,621	12,071	—	—	16,692

Total current assets	95,755	163,244	24	—	259,023

Property, plant and equipment, net	3,683	139,335	14,097	—	157,115
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	45,831	—	—	(45,831)	—
Intercompany receivable	687,324	—	—	(687,324)	—
Investment in subsidiaries	463,580	—	—	(463,580)	—
Other assets	23,908	22,220	67	—	46,195

Total assets	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,387	$11,266	$24	$—	$19,677
Accrued expenses	12,975	21,986	—	—	34,961
Short-term pension obligation	19,300	—	—	—	19,300
Income taxes payable	12,922	—	—	—	12,922
Deferred revenue	—	3,435	—	—	3,435
Dividends payable	5,189	—	—	—	5,189
Accrued interest payable	10,378	—	—	—	10,378

Total current liabilities	69,151	36,687	24	—	105,862

Long-term debt	887,003	—	—	—	887,003
Deferred income taxes	—	290,192	—	(45,831)	244,361
Pension obligation	93,012	—	—	—	93,012
Intercompany payable	—	687,324	—	(687,324)	—
Other liabilities	3,712	10,452	—	—	14,164
Total shareholders’ equity	267,203	449,416	14,164	(463,580)	267,203

Total liabilities and shareholders’ equity	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(in thousands)(unaudited)

	Parent	Guarantors	Non- Guarantors	Total
Operations
Net cash provided by (used for) operations	$26,643	$123,054	$(1,131)	$148,566

Investments
Capital expenditures	(4,721)	(10,598)	(164)	(15,483)
Other investments, net	(795)	—	—	(795)

Net cash used for investments	(5,516)	(10,598)	(164)	(16,278)

Financing
Dividends paid	(21,780)	—	—	(21,780)
Common stock repurchased	(5,964)	—	—	(5,964)
Net proceeds from exercise of stock options	124	—	—	124
Excess tax benefit from option exercises	117	—	—	117
Intercompany activity	109,306	(110,712)	1,406	—

Net cash provided by (used for) financing activities	81,803	(110,712)	1,406	(27,503)

Net increase in cash and temporary cash investments	102,930	1,744	111	104,785
Cash and temporary cash investments at beginning of period	59,339	1,755	24	61,118

Cash and temporary cash investments at end of period	$162,269	$3,499	$135	$165,903

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)(unaudited)

	Parent	Guarantors	Total
Operations
Net cash provided by (used for) operations	$(27,270)	$84,671	$57,401

Investments
Capital expenditures	(3,067)	(7,148)	(10,215)
Proceeds from disposition of real estate	—	5,919	5,919
Other investments, net	(648)	619	(29)

Net cash provided by (used for) investments	(3,715)	(610)	(4,325)

Financing
Net proceeds from revolving debt	32,000	—	32,000
Payments on revolving debt	(43,000)	—	(43,000)
Dividends paid on common stock	(5,184)	—	(5,184)
Net proceeds from exercise of stock options	106	—	106
Excess tax benefit from option exercises	115	—	115
Intercompany activity	85,371	(85,371)	—

Net cash provided by (used for) financing activities	69,408	(85,371)	(15,963)

Net increase (decrease) in cash and temporary cash investments	38,423	(1,310)	37,113
Cash and temporary cash investments at beginning of period	5,290	3,019	8,309

Cash and temporary cash investments at end of period	$43,713	$1,709	$45,422

(7)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

Share-based compensation cost for awards to Belo’s employees and non-employee directors was $1,980 and $5,893, for the three and nine months ended September 30, 2012. Share-based compensation cost for awards to Belo’s employees and non-employee directors was $116 and $3,838, for the three and nine months ended September 30, 2011.

(8)	In February 2008, the Company spun-off its newspaper businesses and related assets to a separate company, A. H. Belo. Subsequent to the spin-off, Belo retained sponsorship of Pension Plan. As the sole plan sponsor for the Pension Plan, Belo continued to administer benefits for Belo and A. H. Belo current and former employees. In October 2010, Belo and A. H. Belo agreed to split the Pension Plan into separately-sponsored pension plans effective January 1, 2011. Under the agreement, participant benefit liabilities and assets allocable to current and former employees of A. H. Belo and its related newspaper businesses were transferred to new defined benefit pension plans created, sponsored, and managed by or on behalf of A. H. Belo. Effective January 1, 2011, the new A. H. Belo plans were solely responsible for paying participant benefits for the current and former employees of A. H. Belo, and the Company is no longer responsible for those liabilities. The participant benefit liabilities and assets pertaining to current and former employees of Belo, and its related television businesses, continue to be held by the Pension Plan sponsored by and managed by or on behalf of Belo Corp.

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

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. For the nine months ended September 30, 2012, the Company made contributions totaling $14,926 to the Pension Plan. During the remaining three months of 2012, the Company expects to make contributions of approximately $4,300 to the Pension Plan. No plan assets are expected to be returned to the Company during the year ending December 31, 2012. For the nine months ended September 30, 2011, the Company made contributions totaling $23,257 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year.

Net periodic pension cost includes the following components for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$3,115	$3,414	$9,345	$10,244
Expected return on assets	(3,393)	(3,018)	(10,178)	(9,055)
Amortization of net loss	960	679	2,880	2,039

Net periodic pension cost before settlement charge	682	1,075	2,047	3,228
Settlement charge	—	—	—	28,699

Net periodic pension cost	$682	$1,075	$2,047	$31,927

(9)	On May 8, 2012, the shareholders of the Company approved amendments to, and the restatement of, the Company’s Certificate of Incorporation to, among other things, reduce the par value of Belo’s common stock from $1.67 per share to $0.01 per share and reduce the par value of Belo’s preferred stock from $1.00 per share to $0.01 per share. The Company has reflected the change in par values at September 30, 2012, and has retrospectively restated the Consolidated Condensed Balance Sheet as of December 31, 2011, to reflect the change in par values.

Noncontrolling interests on the Condensed Consolidated Balance Sheets relate to a newly formed majority-owned subsidiary. Earnings or losses are recorded each period to the Consolidated Condensed Statement of Earnings for the noncontrolling interests’ proportionate share of the subsidiary’s earnings or losses.

Equity is allocated between controlling and noncontrolling interests as follows:

	Belo Corp. Shareholders’ Equity	Noncontrolling Interests Equity	Total Equity
Balance at December 31, 2011	$267,203	$—	$267,203
Net earnings (loss)	65,040	(301)	64,739
Dividends declared	(24,842)	—	(24,842)
Common stock repurchased	(5,964)	—	(5,964)
Share-based compensation	3,114	—	3,114
Accumulated other comprehensive income	1,872	—	1,872
Other	241	—	241

Balance at September 30, 2012	$306,664	$(301)	$306,363

(10)	Under the terms of the separation and distribution agreement between the Company and A. H. Belo, A. H. Belo has agreed to indemnify the Company for any liability arising out of the lawsuit described in the following paragraph.

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consists of claims of unlawful discrimination and alleged ERISA violations. On March 28, 2011, the District Court granted defendants summary judgment and dismissed all claims. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit affirmed the District Court’s decision. Plaintiffs have until November 19, 2012 to seek review by the U. S. Supreme Court. The Company believes the lawsuit is without merit and is vigorously defending against it.

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

Overview

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is a publicly-traded pure-play television company. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated Web sites, in 15 markets across the United States. The Company owns two local and two regional cable news channels.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

The following table sets forth the Company’s major media assets as of September 30, 2012:

Market	Market Rank(1)	Station/ News Channel	Year Belo Acquired/ Started	Network Affiliation	Number of Commercial Stations in Market(2)
Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Seattle/Tacoma	12	KING	1997	NBC	13
Seattle/Tacoma	12	KONG	2000	IND	13
Seattle/Tacoma	12	NWCN	1997	N/A	N/A
Phoenix	13	KTVK	1999	IND	13
Phoenix	13	KASW	2000	CW	13
St. Louis	21	KMOV	1997	CBS	8
Portland(3)	22	KGW	1997	NBC	8
Charlotte	25	WCNC	1997	NBC	8
San Antonio	36	KENS	1997	CBS	10
Hampton/Norfolk	44	WVEC	1984	ABC	8
Austin	45	KVUE	1999	ABC	7
Louisville	48	WHAS	1997	ABC	7
New Orleans(4)	51	WWL	1994	CBS	8
New Orleans(5)	51	WUPL	2007	MNTV	8
Tucson	70	KMSB	1997	FOX	9
Tucson	70	KTTU	2002	MNTV	9
Spokane	73	KREM	1997	CBS	7
Spokane	73	KSKN	2001	CW	7
Boise(6)	111	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2012 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.
(4)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather cable channel.
(5)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(6)	The Company also owns KTFT-LP (NBC), a low power television station in Twin Falls, Idaho.

The discussion of the Company’s financial condition and results of operations that follows provides information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. As part of these agreements, the network has the right to sell most of the advertising time during such broadcasts and has historically paid the Company cash compensation. In 2011, some of the Company’s affiliation agreements included network compensation totaling $4,209. Beginning in 2012, the Company no longer receives cash payments for network compensation. As affiliation agreements have renewed, cash payments to the networks are included in these affiliation agreements for compensation related to programming provided by such networks. The Company renewed one of its network affiliation agreements effective at the beginning of 2010 and another in early 2011; a third major network affiliation agreement expires at the end of 2012. The Company’s two renewed agreements provide for payments to the networks and the third agreement is also expected to include payments to the network in 2013. Cash payments for reverse compensation to networks are included in programming expense.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, is provided below.

Results of Operations

(Dollars in thousands)

	Three months ended September 30, Percentage			Nine months ended September 30, Percentage
	2012	Change	2011	2012	Change	2011
Net operating revenues	$176,273	16.0%	$151,999	$509,790	8.5%	$469,848

Pension settlement charge and contribution reimbursements	—	NM	—	—	NM	20,466
Other operating costs and expenses	120,325	2.9%	116,981	357,068	(0.1%)	356,725

Total operating costs and expenses	120,325	2.9%	116,981	357,068	(5.3%)	377,191

Earnings from operations	55,948	59.8%	35,018	152,722	64.8%	92,657
Other income and (expense)	(17,186)	2.4%	(16,785)	(50,683)	(2.5%)	(51,989)

Earnings from operations before income taxes	38,762	112.6%	18,233	102,039	150.9%	40,668
Income tax expense	(14,148)	213.0%	(4,520)	(37,300)	183.0%	(13,182)

Net earnings	24,614	79.5%	13,713	64,739	135.5%	27,486
Less: Net (loss) attributable to non-controlling interests	(203)	NM	—	(301)	NM	—

Net earnings attributable to Belo Corp.	$24,817	81.0%	$13,713	$65,040	136.6%	$27,486

NM is not meaningful

Net Operating Revenues

	Three months ended September 30, Percentage			Nine months ended September 30, Percentage
	2012	Change	2011	2012	Change	2011
Spot advertising revenue	$144,846	17.6%	$123,129	$414,780	8.3%	$382,949
Other	31,427	8.9%	28,870	95,010	9.3%	86,899

Net operating revenues	$176,273	16.0%	$151,999	$509,790	8.5%	$469,848

Spot advertising revenue increased $21,717, or 17.6 percent, in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. This increase is due primarily to a $15,599 increase in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Advertising excluding political was up 5.1% with increases in the automotive, consumer services, education and entertainment categories partially offset by decreases in the restaurant, professional services, home improvement and financial services categories. Other revenue increased due to a 20.7 percent increase in retransmission revenue and a 14.1 percent increase in Internet revenue. These increases were partially offset by a decline of $1,220 in network compensation.

Spot advertising revenue increased $31,831, or 8.3 percent, in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. This increase is primarily due to a $25,140 increase in political advertising revenue. Additionally, the Company had increases in the automotive, financial services and travel and tourism categories, partially offset by decreases in the telecommunications, entertainment, restaurants, grocery and healthcare categories. The increase in other revenue is due primarily to a 20.3 percent increase in retransmission revenue, a 13.7 percent increase in Internet revenue, and a $1,432 increase in cable copyright royalty payments, partially offset by a decline of $4,209 in network compensation.

Operating Costs and Expenses

Station salaries, wages and employee benefits increased $2,309, or 4.4 percent, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to an increase of $1,085 related to sales commissions on higher revenue and increases in accrued performance-based bonus expense of $809. Station programming and other operating costs decreased $1,268, or 2.4 percent, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily related to a $3,815 decrease in programming costs partially offset by increases of $1,010 in national representation fees related to political revenues and $751 for repair and maintenance expenses. The decrease in programming costs was mostly related to savings in syndicated programming expenses, which were partially offset by a less significant increase in programming payments to the networks.

Station salaries, wages and employee benefits increased $6,084, or 3.8 percent, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due primarily to an increase of $3,287 related to annual merit increases and sales commissions on higher revenue and increases in accrued performance-based bonus expense of $1,446. Station programming and other operating costs decreased $10,638, or 6.9 percent, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily related to a $17,814 decrease in programming costs. The decrease in programming costs was mostly related to savings in syndicated programming expenses, which were partially offset by a less significant increase in programming payments to the networks. The decrease in programming expense was partially offset by a $1,265 increase in national representation fees related to political revenue, a $1,189 increase in advertising and promotion expense, a $1,408 increase in repair and maintenance expenses and increased spending for revenue-generating interactive initiatives.

Corporate operating costs increased $2,389, or 46.7 percent, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to increases primarily from the effect of the Company’s share price increase during the quarter on previously awarded equity compensation and accrued performance-based bonus expense totaling $2,099. Corporate operating costs increased $5,680, or 31.4 percent, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to increases in equity-based compensation expenses and accrued performance-based bonus expense totaling $4,091.

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

Other Income (Expense)

Interest expense decreased $88 and $745 in the three and nine months ended September 30, 2012, respectively, due primarily to decreased amortization of financing costs associated with the variable rate debt related to the amendment of the Company’s credit facility in December 2011.

Income Tax Expense

Income taxes increased $9,628, for the three months ended September 30, 2012, compared with the three months ended September 30, 2011, primarily due to higher pretax earnings in 2012 and a tax benefit in 2011 due to the settlement of certain tax matters. Income taxes increased $24,118 for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, primarily due to the $7,143 tax benefit in 2011 related to deferred tax adjustments for the pension settlement charge, settlement of certain tax matters in 2011 and higher pretax earnings in 2012.

Noncontrolling Interest

In the second quarter 2012, the Company entered into a newly formed subsidiary relationship in which the Company owns a greater than 50% interest.

Station-Adjusted EBITDA

	Three months ended September 30, Percentage			Nine months ended September 30, Percentage
	2012	Change	2011	2012	Change	2011
Station-Adjusted EBITDA	$70,977	48.7%	$47,744	$198,967	28.8%	$154,471
Corporate operating costs and expenses	(7,501)	46.7%	(5,112)	(23,783)	31.4%	(18,103)
Depreciation	(7,528)	(1.1%)	(7,614)	(22,462)	(3.4%)	(23,245)
Pension settlement charge and contribution reimbursements	—	NM	—	—	NM	(20,466)

Earnings from operations	$55,948	59.8%	$35,018	$152,722	64.8%	$92,657

NM is not meaningful

Belo’s management uses Station-Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station-Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges, pension settlement charge and contribution reimbursements and corporate operating costs and expenses. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station-Adjusted EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to evaluate financial performance.

For the three months ended September 30, 2012, Station-Adjusted EBITDA increased $23,233, or 48.7 percent, compared with the three months ended September 30, 2011. For the nine months ended September 30, 2012, Station-Adjusted EBITDA increased $44,496, or 28.8 percent, compared with the nine months ended September 30, 2011. These increases were due to higher revenues and a reduction in expenses, including a decrease in programming costs, all discussed above.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows

Net cash provided by operations was $148,566 in the nine months ended September 30, 2012, compared with $57,401 in the nine months ended September 30, 2011. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash items, receipt of a $31,615 federal income tax refund, and routine changes in working capital. The 2011 operating cash flows were primarily provided by net earnings adjusted for non-cash and pension-related items, pension contributions and routine changes in working capital. The increase in net cash provided by operations in 2012 as compared to 2011, is primarily due to higher earnings, related in large part to the non-cash net pension settlement charge in first quarter 2011, the receipt of the federal income tax refund, and lower pension contributions.

The Company contributed $14,926 to its Pension Plan during the nine months ended September 30, 2012 compared to contributions of $23,257 during the nine months ended September 30, 2011. As previously discussed, A. H. Belo was obligated to reimburse the Company for its portion of contributions related to the 2010 plan year the Company made to the Pension Plan. Such reimbursements totaled $8,233 during the nine months ended September 30, 2011. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year.

Investing Cash Flows

Net cash flows used for investing activities were $16,278 in the nine months ended September 30, 2012, compared to $4,325 in the nine months ended September 30, 2011. The 2012 investing cash flows were primarily used for capital expenditures. The 2011 investing cash flows were primarily used for capital expenditures, mostly offset by proceeds from the sale of certain real estate.

Capital Expenditures

Total capital expenditures were $15,483 in the first nine months of 2012 compared with $10,215 in the first nine months of 2011.

Property Transaction

In June 2011, the Company received $5,919 in proceeds from the sale of real estate it had purchased in 2005 for potential construction and recorded an immaterial gain on the sale.

Financing Cash Flows

Net cash flows used for financing activities were $27,503 in the nine months ended September 30, 2012 compared with $15,963 in the nine months ended September 30, 2011. The 2012 financing cash flows consisted primarily of dividends paid and common stock repurchased. The 2011 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and dividends paid.

Long-Term Debt

At September 30, 2012, Belo had $887,673 in fixed-rate debt securities as follows: $175,842 of 6 3/4% Senior Notes due 2013; $271,831 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.5%.

At September 30, 2012, Belo also had variable-rate debt capacity of $200,000 under a credit agreement (2011 Credit Agreement). As of September 30, 2012, the Company did not have an outstanding balance under the 2011 Credit Agreement, and all unused borrowings were available for borrowing. The Company is required to maintain certain leverage and interest ratios specified in the 2011 Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2012, the Company’s leverage ratio was 3.6, its interest coverage ratio was 3.5 and its senior leverage ratio was 0.0. At September 30, 2012, the Company was in compliance with all debt covenant requirements.

The Company reclassified the balance of the 6 3/4% Senior Notes due May 30, 2013, from long-term debt to short-term debt because the debt is due in less than one year. The Company has elected to redeem the notes early on November 30, 2012. The Company expects to repay the notes with available cash.

Dividends

On October 29, 2012, the Company declared a special dividend of $0.25 per share on Series A and Series B common stock outstanding to be paid on December 21, 2012, to shareholders of record on November 30, 2012.

On September 20, 2012, the Company declared a quarterly dividend of eight cents per share on Series A and Series B common stock outstanding, to be paid on December 7, 2012, to shareholders of record on November 16, 2012.

On September 7, 2012, the Company paid a quarterly dividend of $8,249, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of August 17, 2012.

On June 1, 2012, the Company paid a quarterly dividend of $8,330, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of May 11, 2012.

On March 2, 2012, the Company paid a quarterly dividend of $5,201, or five cents per share, on Series A and Series B common stock outstanding as of the record date of February 10, 2012.

Share Repurchase

In the first nine months of 2012, the Company repurchased 1,020,653 shares of its Series A common stock pursuant to an authorization from Belo’s Board of Directors originally given in December 2005. There is no expiration date for this authorization. The remaining authorization for the repurchase of shares as of September 30, 2012, was 12,010,063 shares. The total cost of the shares purchased was $5,964. All shares repurchased in the first nine months of 2012 were retired as of September 30, 2012.

Other

On May 8, 2012, the shareholders of the Company approved amendments to, and the restatement of, the Company’s Certificate of Incorporation to, among other things, reduce the par value of Belo’s common stock from $1.67 per share to $0.01 per share and the par value of Belo’s preferred stock from $1.00 per share to $0.01 per share. The Company has reflected the change in par values at September 30, 2012, and has retrospectively restated the Consolidated Condensed Balance Sheet as of December 31, 2011, to reflect the change in par values.

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

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

None

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

BELO CORP.

October 31, 2012	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)