Form 10-K
period 2012-12-31
BELO CORP
filed 2013-03-06
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8598

Belo Corp.

(Exact name of registrant as specified in its charter)

Delaware	75-0135890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 South Record Street Dallas, Texas	75202-4841 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 977-6606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     Series B Common Stock, $0.01 par value

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates on June 30, 2012, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange, was approximately $596,909,000.*

Shares of Common Stock outstanding at February 28, 2013: 103,724,307 shares. (Consisting of 95,441,684 shares of Series A Common Stock and 8,282,623 shares of Series B Common Stock.)

* For purposes of this calculation, the market value of a share of Series B Common Stock was assumed to be the same as the share of Series A Common Stock into which it is convertible.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement, prepared pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders to be held May 7, 2013, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 1

BELO CORP.

FORM 10-K

PAGE 2  Belo Corp.  2012 Annual Report on Form 10-K

PART I

Item 1. Business

Belo Corp. (Belo or the Company), a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates, and their associated websites, in 15 markets across the United States. The Company also has three local and two regional news channels.

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, advertisers and online users and have guided Belo’s success.

Overview

The Company’s television broadcasting operations began in 1950 with the acquisition of WFAA-TV in Dallas/Fort Worth, shortly after the station began operations. Through various subsequent transactions, Belo acquired 19 additional television stations in 14 markets across the United States, bringing the total owned television stations to 20. Belo also has a services agreement with the owner and operator of KFWD-TV, licensed to Fort Worth, Texas. Beginning in February 2012, the Company’s Tucson, Arizona stations are operated under an agreement with a third party for certain shared services.

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

Belo’s television stations have been recognized with numerous local, state and national awards for outstanding news coverage and community service. Since 1957, Belo’s television stations have garnered 29 Alfred I. duPont-Columbia Awards, 25 George Foster Peabody Awards, and 54 Edward R. Murrow Awards – the industry’s most prestigious honors. WFAA-TV, Belo’s Dallas/Fort Worth station, made history in 2009 as the only local television station to ever receive the prestigious Alfred I. duPont-Columbia University Gold Baton award for its ongoing commitment to outstanding investigative reporting in public service. WFAA’s award was also the first Gold Baton award given since 2003.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 3

The following table sets forth information for the Company’s television stations and regional news channels and their markets as of December 31, 2012:

Market	Market Rank(1)	Station/ News Channel	Year Belo Acquired/ Started	Network Affiliation	Number of Commercial Stations in Market(2)
Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Seattle/Tacoma	12	KING	1997	NBC	13
Seattle/Tacoma	12	KONG	2000	IND	13
Seattle/Tacoma	12	NWCN	1997	N/A	N/A
Phoenix(3)	13	KTVK	1999	IND	13
Phoenix	13	KASW	2000	CW	13
St. Louis	21	KMOV	1997	CBS	8
Portland(4)	22	KGW	1997	NBC	8
Charlotte	25	WCNC	1997	NBC	8
San Antonio	36	KENS	1997	CBS	10
Hampton/Norfolk	44	WVEC	1984	ABC	8
Austin	45	KVUE	1999	ABC	7
Louisville	48	WHAS	1997	ABC	7
New Orleans(5)	51	WWL	1994	CBS	8
New Orleans(6)	51	WUPL	2007	MNTV	8
Tucson	70	KMSB	1997	FOX	9
Tucson	70	KTTU	2002	MNTV	9
Spokane	73	KREM	1997	CBS	7
Spokane	73	KSKN	2001	CW	7
Boise(7)(8)	111	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2012 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	KTVK also produces “3TV 24/7,” a 24-hour daily local news and weather channel.
(4)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.
(5)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather channel.
(6)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(7)	The Company also owns KTFT-LD (NBC), a low power television station in Twin Falls, Idaho.
(8)	KTVB also produces “24/7 Newschannel,” a 24-hour daily local news and weather channel.

The principal source of revenue for Belo’s television stations is the sale of airtime to local, regional and national advertisers. Generally, rates for national and local spot advertising sold by the Company are determined by each station, and the station receives all of the revenues, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentration of retail stores, local economic conditions in general, and the popularity of the station’s programming. In 2012, 82.0 percent of the Company’s total revenues were derived from spot advertising. The largest percentage of spot advertising revenues was in the automotive category, which, in 2012, accounted for 23.1 percent of spot revenues.

The Company’s other sources of revenue primarily include retransmission revenue and interactive revenue. Pursuant to Federal Communications Commission (FCC) rules, every three years a local television station must elect to either (1) require cable and/or direct broadcast satellite operators to carry the station’s signal or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations and four of its five news channels, with some agreements having terms of more than three years. The Company has retransmission agreements with several major telecommunications companies.

Revenues for the Company’s interactive media are derived principally from advertising on the Company’s station websites and related mobile device applications. Websites of each of the Company’s television stations provide

PAGE 4  Belo Corp.  2012 Annual Report on Form 10-K

consumers with news and information as well as a variety of other products and services. Belo obtains immediate feedback through online communication with its audience, which allows the Company to tailor the way in which it delivers news and information to serve the needs of its audiences. According to fourth quarter 2012 .comScore Ratings, the Company has eight of the top 50 visited local television-affiliated websites in the U.S.

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. As part of these agreements, the network has the right to sell most of the advertising time during such broadcasts and has historically paid the Company cash compensation. In the years ended December 31, 2010 and 2011, some of the Company’s affiliation agreements included network compensation totaling $12.5 million and $5.5 million, respectively. Beginning in 2012, the Company no longer received cash payments for network compensation. As affiliation agreements renew, cash payments to the networks were included in these affiliation agreements for compensation related to programming provided by such networks. The Company’s agreements provide for payments to certain networks and one additional agreement is expected to include payments to the applicable network beginning in 2013. Cash payments for reverse compensation to networks are included in programming expense.

The Company also has two regional news channels, Texas Cable News (TXCN) in Dallas/Fort Worth, Texas, and Northwest Cable News (NWCN) in Seattle/Tacoma, Washington, and three local news channels, 24/7 NewsChannel in Boise, Idaho, NewsWatch on Channel 15 in New Orleans, Louisiana and the 3TV 24/7 news channel in Phoenix, Arizona. These operations provide news coverage and certain other programming in a comprehensive 24-hour a day format using the resources of the Company’s television stations in Texas, Washington, Oregon, Idaho, Louisiana and Arizona. Through September 30, 2012, the Company also operated, through a joint venture, a cable news channel in partnership with Cox Communications and other parties that provided local news coverage in Phoenix, Arizona (Arizona NewsChannel). This joint venture was discontinued at September 30, 2012. During 2012, approximately two percent of the Company’s revenues were from Belo’s regional cable news channels and consisted primarily of advertising and subscriber-based fees.

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

Competition for audience share and advertising revenues at Belo’s television stations and cable news operations is primarily related to programming content and advertising. The four major national television networks (ABC, CBS, NBC, and FOX) are represented in each television market in which Belo owns a television station. Competition for advertising sales and local viewers within each market is intense, particularly among the network-affiliated television stations. Where Belo owns more than one television station or cable news operation within a region or market, such businesses may compete with each other for national, regional and local advertising and viewers. Additionally, the Company’s competitors include other broadcast stations, cable and satellite television channels, local, regional and national newspapers, magazines, telephone and/or wireless companies, radio, direct mail, yellow pages, the Internet and other media. Advertising rates are based primarily upon a program’s popularity, the size of the market served, the availability of alternative advertising media and the number of advertisers competing for the available time.

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

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 5

Station Licenses.        The FCC grants television station licenses for terms of up to eight years. A television license must be renewed if the FCC finds that: (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. License renewal applications for KHOU, WFAA, WVEC, WCNC, WWL, and WUPL are currently pending. Under the FCC’s rules, a license expiration date is automatically extended pending review and grant of the renewal application. The current license expiration dates for each of Belo’s television broadcast stations are listed below.

August 1, 2006	KHOU
August 1, 2006	WFAA
October 1, 2012	WVEC
December 1, 2012	WCNC
June 1, 2013	WWL, WUPL
August 1, 2013	WHAS
February 1, 2014	KMOV
August 1, 2014	KENS, KVUE
October 1, 2014	KASW, KMSB, KTTU, KTVB, KTVK
February 1, 2015	KING, KONG, KGW, KREM, KSKN

The FCC license for station KFWD, in the Dallas/Fort Worth market, expires August 1, 2014. The Company provides KFWD with certain services; however, an unaffiliated third party is the FCC licensee.

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

The FCC now requires television stations to place their public files online at an FCC-hosted website that is easily accessible to interested members of the public. Among other things, a station’s public file contains information concerning children’s programming, as well as information concerning programming that addresses issues of interest to the local community. For network affiliates and stations in the Top 50 markets, the file also contains information concerning political advertising and related advertising rates.

The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years, and the U.S. Supreme Court recently upheld the FCC’s ability to regulate in this area. In 2006, the statutory maximum fine for broadcast indecency material increased from $33,000 to $325,000 per incident.

The FCC’s Equal Employment Opportunity rules impose job information dissemination, recruitment, documentation and reporting requirements. Broadcasters are subject to random audits to ensure compliance with the Equal Employment Opportunity rules and could be sanctioned for noncompliance.

Digital Television.        In 2009, full power television stations in the U.S. transitioned from analog to digital service. All of our full power stations are broadcasting a digital signal. Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Several of our full power stations also are using their existing spectrum to broadcast a mobile television signal. Broadcasters also may use some of their spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services.

The FCC recently adopted rules and procedures regarding the digital conversion of Low Power Television (LPTV) stations, TV translator stations and TV booster stations and set a deadline of September 1, 2015, for these stations to convert to digital operations.

PAGE 6  Belo Corp.  2012 Annual Report on Form 10-K

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

In 2007, the FCC adopted a Report and Order that left most existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, and those appeals were consolidated in the Third Circuit. In May 2010, while these appeals were pending, the FCC issued a Notice of Intent (“NOI”) the first step in conducting a comprehensive review of its broadcast ownership rules pursuant to a statutory obligation to review the rules every four years to determine whether they remain necessary in the public interest. In July 2011, the Third Circuit vacated and remanded the Commission’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. A NPRM in the FCC’s review proceeding, which also addresses issues remanded by the Third Circuit, was released in December 2011. Belo cannot predict the outcome of potential appellate litigation or FCC action in this area.

1.  Local Television Ownership

Under existing local television ownership rules, one entity may own two commercial television stations in a Designated Market Area (DMA) as long as the Grade B contours of the stations do not overlap or, if they do, no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. The NPRM proposes only minor modifications to the existing rule by eliminating the Grade B contour overlap portion of the existing rule. Additionally, the FCC requests comments on whether (i) to adopt a waiver standard that would allow certain television combinations in small markets, even between top-four stations, (ii) to consider multicasting in determining local television ownership limits, and (iii) to limit the ability of station owners to maintain dual network affiliations through multicasting arrangements. The FCC also seeks comments on whether local news service agreements, joint sales agreements, and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 7

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

Spectrum Matters.        In February 2012, Congress passed and the President signed legislation authorizing the FCC to conduct an incentive auction in which television broadcasters could participate on a voluntary basis and receive a portion of the proceeds in return for relinquishing some, or all of, their licensed spectrum. This legislation implements a portion of the “National Broadband Plan,” delivered to Congress by the FCC in March 2010, which made recommendations regarding the reallocation of spectrum, including spectrum currently allocated to television broadcasters, for use by other wireless communications services. The legislation also authorized the FCC to reassign television channels as part of a “repacking” process following the auction. The FCC, however, must make all reasonable efforts to preserve a station’s coverage area and population served. The FCC also is prohibited from involuntarily relocating a station from the UHF to the VHF band or from a high VHF to a low VHF channel. The legislation also establishes a $1.75 billion fund for reimbursement of expenses incurred by television broadcasters in connection with such repacking. The FCC has issued a NPRM proposing preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for wireless broadband use, and to adopt rules to implement the incentive auction legislation. Belo cannot predict the outcome of any FCC or other regulatory action or any Congressional legislation in these matters.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. For example, attempts have been made to modify existing television market designations to allow additional out-of-market stations to be imported into local markets. Belo cannot predict the effect of existing and proposed federal legislation, regulations and policies on its business. Also, several of the foregoing matters (e.g., the media ownership rules) are now, or may become, the subject of litigation and Belo cannot predict the outcome of any such litigation or the effect on its business.

Employees

As of December 31, 2012, the Company had approximately 2,465 full-time and 231 part-time employees, including approximately 514 employees represented by various employee unions. Belo believes its relations with its employees are satisfactory.

PAGE 8  Belo Corp.  2012 Annual Report on Form 10-K

Available Information

Belo maintains its corporate website at www.belo.com. Belo makes available free of charge on www.belo.com this Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

Our ability to generate advertising revenues is and will continue to be affected by financial market conditions, consumer confidence, advertiser challenges and changes in the national and international economy, as well as by regional economic conditions in each of the markets in which our stations operate. We have a significant concentration of assets in Texas, the Northwest and Arizona, which makes the economic condition of these regions of particular consequence to our financial condition and results of operations. Advertisers’ budgets, the amounts of which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations in particular.

Our advertising revenues depend upon a variety of other factors specific to the communities we serve. Changes in those factors could negatively affect advertising revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and other businesses, and local economic conditions in general. In addition, for the year ended December 31, 2012, 23.1 percent of our total spot revenues were from the automotive industry and 12.1 percent of total spot revenues were from the retail category. The success of the automotive manufacturers and dealers and the retail industry in meeting the economic challenges facing their industries will continue to affect the amount of their advertising spending, which could have an adverse effect on our revenues and results of operations.

Our revenues and results of operations are subject to seasonal, cyclical and other fluctuations that we expect to continue. In particular, we typically experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even-numbered years, advertising revenues tend to increase because of political advertising in our markets. Advertising revenues in odd-numbered years tend to be less than in even-numbered years due to the significantly lower level of political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2020, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even-numbered years.

If we are unable to respond to changes in technology and evolving industry trends, our business may not be able to compete effectively.

New technologies are affecting the competitive landscape of our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, telephone company

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 9

services, mobile devices, digital video recorders, video on demand, and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms, and the Internet have captured an increasing market share, while the aggregate viewership of the major broadcast television networks has declined. In addition, the expansion of cable and satellite television, telephone and wireless companies, the Internet and other technological changes has increased, and may continue to increase, the competitive demand for programming and audiences.

In addition, video compression techniques, now in use with direct broadcast satellites and potentially soon for cable, telephone and wireless, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures, and competitors who target programming to such defined markets may increase competition for advertising dollars. If we are unable to compete with or successfully respond to these changes in technology, our advertising revenues could be reduced, and developing new sources could be difficult, which could adversely affect our business, financial condition and results of operations.

The loss or modification of network affiliation agreements, changes by the national broadcast television networks in their respective business models and practices, and the migration of network programming to cable, the Internet and other platforms, could adversely affect our business, financial condition and results of operations.

The non-renewal, termination or material modification of our network affiliation agreements could have a material adverse effect on our business, financial condition and results of operations. We have four stations affiliated with ABC, five stations affiliated with CBS, four stations affiliated with NBC, two stations affiliated with CW, two stations affiliated with MNTV and one station affiliated with FOX. Each of ABC, CBS, and NBC generally provides our affiliated stations with 22 hours of prime time programming per week. Each of our affiliation agreements has a stated expiration date. As these affiliation agreements are renewed, networks are pursuing escalations in programming payments. Additionally, networks increasingly require their affiliates to contribute toward payments for major sports and event programming.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms, and in some cases, within a short period of the original network programming broadcast on local television stations, including those we own. Programming migration by the networks to cable, the Internet and other distribution vehicles dilutes the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

Our television businesses operate in highly competitive markets, and our ability to maintain market share and generate revenues depends on how effectively we compete with existing and new competition.

Our television stations operate in highly competitive markets. Our television stations compete for audiences and advertising revenue with other broadcast and cable television stations and newspapers, as well as with other media such as magazines, telephone and/or wireless companies, satellite television and the Internet. Many of our current and potential competitors have greater financial, marketing, programming and other resources than we do and the ability to distribute more targeted advertising. Cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising.

Our television stations compete for audiences and advertising revenues primarily on the basis of programming content and distribution means, and advertising rates. Viewer accessibility is also becoming a factor as is the inability to measure new audiences which could impact advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising avenues in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the transition to new methods and technologies for

PAGE 10  Belo Corp.  2012 Annual Report on Form 10-K

distributing programming and measuring audiences such as Local People Meters, the introduction of competitive local news or other programming by cable, satellite, Internet, telephone or wireless providers, or the adoption of competitive offerings by existing and new providers could result in lower ratings and adversely affect our business, financial condition and results of operations.

Future strategic initiatives and/or acquisitions could adversely affect our business, financial condition and results of operations.

We assess opportunities to increase our business and selectively invest in strategic initiatives and/or acquisitions. These opportunities can pose various risks. If we do not realize the expected benefits or operating synergies, there may be an adverse effect on our business, financial condition and results of operations.

The costs of programming content may increase, which could adversely affect our business, financial condition and results of operations.

Programming–syndicated, network and local–is a significant operating cost. We may be exposed to future increases in programming costs. In addition, in recent years the networks have required their affiliates to contribute increasing amounts toward the cost of major sports and event programming, which affects our programming expense and results of operations. Acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In addition, any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to less than expected revenues, which could result in programming write-downs. Additionally, in some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs. These write-offs increase station operating costs and decrease station results of operations.

Regulatory changes may affect our strategy and use of broadcast spectrum, and increase competition and operating costs in our media businesses.

As described in this Item 1–Business–FCC Regulation, our television businesses are subject to extensive and changing federal regulation. For example, federal regulations affect spectrum, the retransmission consent process, political advertising rates, indecency on broadcast television and children’s programming. Changes in current regulations or the adoption of new laws and policies, including those involving our spectrum use and modifications to existing television market designations and the retransmission consent process, could affect our strategy, increase competition and our operating costs, and adversely affect our business, financial condition and results of operations. Among other things, the Communications Act and FCC rules and policies govern the term, renewal and transfer of our television broadcasting licenses and limit certain concentrations of broadcasting control and ownership of multiple television stations. Relaxation of ownership restrictions may provide a competitive advantage to those with greater financial and other resources than we possess.

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

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 11

If we are unable to secure or maintain carriage of our television stations’ signals on favorable terms with cable operators, direct broadcast satellite system owners and/or telephone companies, our television stations may not be able to compete effectively.

Pursuant to the FCC rules, local television stations must elect every three years to either (1) require cable operators, direct broadcast satellite operators and/or telephone companies to carry the stations’ primary signals or (2) enter into retransmission consent negotiations for carriage. At present, Belo has retransmission consent agreements with the majority of cable operators in its markets, both satellite providers and several telephone companies. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on materially less favorable terms than we or our competitors are able to obtain currently, or if the retransmission consent regime is materially changed or eliminated, our ability to compete effectively may be adversely affected, which could adversely affect our business, financial condition and results of operations.

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

We have a large amount of indebtedness. Access to our existing credit facility is dependent upon meeting certain covenants.

We currently use a portion of our operating cash flow for debt service. We may borrow funds to finance capital expenditures, bond or stock repurchases, dividends, acquisitions or investments or to refinance debt, as well as for other purposes.

In the event of a more difficult operating or economic environment, our level of indebtedness could, for example:

•	Reduce the availability of our cash flow to fund working capital, capital expenditures, bond or stock repurchases, dividends, acquisitions or investments and other general corporate activities;
•	Limit our ability to obtain additional financing in the future;
•	Expose us to greater interest rate risk on credit facilities where interest rates vary;
•	Impair our ability to successfully withstand a downturn in our business; and
•	Place us at a disadvantage relative to our competitors.

Declines in our pension plan asset values and market discount rates could adversely affect our business, financial condition, and results of operations.

The Company has a non-contributory qualified defined benefit pension plan covering certain employees and former employees of Belo. The Company’s pension plan has been frozen to new participants since 2000 and benefits under the plan have been frozen since March 2007. In certain recent years, the Company, like many other companies, experienced significant declines in investment returns on pension assets due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and declines in discount rates used to calculate pension and related liabilities. The pension plan is currently underfunded and there can be no assurance that investment returns and discount rates will not experience additional declines in the future. Significant declines in pension asset investment returns and declines in discount rates could adversely affect the funded status of the plan and our financial position.

We have a significant amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income and retained earnings.

Our intangible assets, principally broadcast licenses and goodwill, represent 76.6 percent of our total assets as of December 31, 2012. Generally accepted accounting standards require, among other things, an annual impairment testing of broadcast licenses and goodwill. Any significant shortfall in future advertising revenue or adverse change

PAGE 12  Belo Corp.  2012 Annual Report on Form 10-K

in our cost structure could lead to decreases in the fair value of certain reporting units. Such decreases could result in an impairment, and a non-cash charge would be required. Any such charge could be material to the Company’s results of operations.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television stations depend upon maintaining their broadcast licenses, which are issued by the FCC. Our broadcast licenses expired or will expire between 2006 and 2015 (although those for which the expiration date has passed have been extended by the filing of a license renewal application with the FCC) and are renewable. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with significant qualifications, including renewals for less than a full eight-year term. Although we expect to renew all our FCC licenses, we can give no assurance that our future renewal applications will be approved, or that the renewals will not include qualifications that could adversely affect our business, financial condition and results of operations. Failing to renew any of our stations’ main licenses could prevent us from operating the affected stations which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial qualifications (including renewing one or more of our licenses for a term of less than the full term), it could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity risks could adversely affect our business, financial condition, and results of operations.

Cyber risks can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corruption of data or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs and litigation.

Certain members of management, directors and shareholders may face actual or potential conflicts of interest.

The Company and A. H. Belo have two common directors. Some members of management and directors of Belo and A. H. Belo own both Belo common stock and A. H. Belo common stock. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when Belo’s and A. H. Belo’s management and directors face decisions that could have different implications for each company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Television Station Properties

At December 31, 2012, Belo owned broadcast operating facilities in the following U.S. cities: Austin, Dallas, Houston and San Antonio, Texas; Seattle and Spokane, Washington; Phoenix and Tucson, Arizona; Portland, Oregon; Charlotte, North Carolina; New Orleans, Louisiana; Norfolk, Virginia; Louisville, Kentucky; and Boise, Idaho. The Company leases broadcast facilities for operations in St. Louis, Missouri. Four of the Company’s broadcast facilities use primary broadcast towers that are jointly owned with another television station in the same market. The Company also leases broadcast towers in Tucson, Arizona, for the transmission of KMSB-TV and KTTU-TV. The primary broadcast towers associated with the Company’s other television stations are wholly-owned by the Company.

The Company’s local and regional news channels are conducted from Company-owned broadcasting facilities in Texas, Washington, Idaho, Louisiana and Arizona.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 13

Corporate Properties

The Company owns a 17-story office building that houses its corporate offices, and one parking lot, in downtown Dallas, Texas.

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

Item 3. Legal Proceedings

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consisted of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the District Court granted defendants summary judgment and dismissed all claims. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On August 20, 2012, the Fifth Circuit affirmed the District Court’s decision. Plaintiffs’ time to seek review by the U.S. Supreme Court has since expired. Therefore the summary judgment has been affirmed and all claims dismissed.

Various legal proceedings are pending against the Company, including matters relating to alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial condition of the Company.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized common equity consists of 450 million shares of common stock, par value $.01 per share. The Company has two series of common stock outstanding, Series A and Series B. Shares of the two series are identical in all respects except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders; Series A shares are entitled to one vote per share. Transferability of the Series B shares is limited to family members and affiliated entities of the holder and Series B shares are convertible at any time on a one-for-one basis into Series A shares, and upon a transfer other than as described above, Series B shares automatically convert into Series A shares. Shares of the Company’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. See the Consolidated Financial Statements, Note 11–Common and Preferred Stock.

PAGE 14  Belo Corp.  2012 Annual Report on Form 10-K

The following table lists the high and low trading prices and the closing prices for Series A common stock as reported on the New York Stock Exchange for each of the quarterly periods in the last two years, and cash dividends declared each quarter for both the Series A and Series B common stock.

		HIGH	LOW	CLOSE	DIVIDENDS
2012	Fourth Quarter	$8.32	$6.76	$7.67	$0.33
	Third Quarter	$8.33	$6.07	$7.83	$0.16
	Second Quarter	$7.28	$5.59	$6.44	$–
	First Quarter	$9.00	$6.42	$7.17	$0.08
2011	Fourth Quarter	$6.80	$4.36	$6.30	$0.05
	Third Quarter	$7.72	$4.69	$4.89	$0.05
	Second Quarter	$9.27	$6.79	$7.53	$0.05
	First Quarter	$8.93	$6.45	$8.81	$–

On February 28, 2013, the closing price for the Company’s Series A common stock as reported on the New York Stock Exchange was $8.64. The approximate number of shareholders of record of the Series A and Series B common stock at the close of business on such date was 523 and 216, respectively.

The Credit Agreement allows the Company to pay dividends and repurchase shares up to $100 million per year as long as the leverage ratio is less than 4.5 and the Company maintains $75 million of liquidity after any such payment or repurchase is made. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for additional information regarding the Credit Agreement.

For information relating to securities authorized for issuance under the Company’s equity compensation plans, see “Part III–Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any Series A or Series B common stock during the quarter ended December 31, 2012. See Consolidated Financial Statements, Note 11–Common and Preferred Stock for share repurchase plan authorization information. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Financing Cash Flows for additional information on the 2011 Credit Agreement related to share repurchase covenants.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 15

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

The following graph compares (1) the annual cumulative shareholder return on an investment of $100 on December 31, 2007, in Belo’s Series A common stock, based on the market price of the Series A common stock and assuming reinvestment of dividends, with (2) the cumulative total return of a similar investment in companies on the Standard & Poor’s 500 Stock Index and with (3) the 2012 peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: E.W. Scripps, Gray Television, Journal Communications, Inc., LIN TV Corp., Media General, Meredith Corp., Nexstar Broadcasting Group and Sinclair Broadcast Group. Belo is not included in the calculation of peer group cumulative total shareholder return on investment.

PAGE 16  Belo Corp.  2012 Annual Report on Form 10-K

Item 6.  Selected Financial Data

The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 2012. For a more complete understanding of this selected financial data, see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

In thousands, except per share amounts	2012	2011	2010	2009	2008
Net operating revenues	$714,719	$650,142	$687,395	$590,267	$733,470
Pension settlement charge and contribution reimbursements	–	20,466	(8,572)	–	–
Impairment charges	–	–	–	242,144	662,151
All other operating costs and expenses	485,639	475,968	480,429	462,775	529,284
Total operating costs and expenses	485,639	496,434	471,857	704,919	1,191,435
Earnings (loss) from operations	229,080	153,708	215,538	(114,652)	(457,965)
Other income and (expense)	(72,421)	(65,852)	(76,518)	(51,479)	(63,247)
Income tax (expense) benefit	(56,929)	(29,898)	(52,114)	57,070	67,042
Net earnings (loss) from continuing operations	99,730	57,958	86,906	(109,061)	(454,170)
Loss from discontinued operations, net of tax(a)	–	–	–	–	(4,996)
Net earnings (loss)	$99,730	$57,958	$86,906	$(109,061)	$(459,166)
Less: Net (loss) attributable to non-controlling interests	(440)	–	–	–	–
Net earnings (loss) attributable to Belo Corp.	$100,170	$57,958	$86,906	$(109,061)	$(459,166)
Net earnings (loss) per share–Basic
Earnings (loss) per share from continuing operations	$0.96	$0.55	$0.83	$(1.06)	$(4.45)
Earnings (loss) per share from discontinued operations(a)	–	–	–	–	(0.05)
Basic earnings (loss) per share	$0.96	$0.55	$0.83	$(1.06)	$(4.50)
Net earnings (loss) per share–Diluted
Earnings (loss) per share from continuing operations	$0.95	$0.55	$0.83	$(1.06)	$(4.45)
Earnings (loss) per share from discontinued operations(a)	–	–	–	–	(0.05)
Diluted earnings (loss) per share	$0.95	$0.55	$0.83	$(1.06)	$(4.50)
Cash dividends declared	$0.57	$0.15	$–	$0.075	$0.30
Total assets	$1,499,592	$1,611,605	$1,590,390	$1,584,461	$1,849,179
Long-term debt	$733,025	$887,003	$897,111	$1,028,219	$1,092,765

(a)	Loss from discontinued operations includes the operations of the newspaper businesses and related assets that were spun-off to A. H. Belo in February 2008.

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

Dollars in thousands, except per share amounts.

OVERVIEW

Belo, a Delaware corporation, began as a Texas newspaper company in 1842 and today is one of the nation’s largest publicly-traded pure-play television companies. The Company owns 20 television stations (nine in the top 25 U.S. markets) that reach more than 14 percent of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV affiliates, and their associated websites, in 15 markets across the United States. The Company also has three local and two regional news channels.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 17

The Company believes the success of its media franchises is built upon providing the highest quality local and regional news, entertainment programming and service to the communities in which they operate. These principles have built durable relationships with viewers, readers, advertisers and online users and have guided Belo’s success.

The Company intends for the discussion of its 2012 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. During 2012, the Company benefited from record political revenue and had significant growth in its largest industry category, automotive. The Company’s combined station and corporate operating costs grew by two percent for the year compared to 2011. During 2011, spot revenues (excluding political spot revenues) increased over 2010 despite the uneven economy and an automotive category that was adversely affected by events in Japan during 2011. Additional discussion regarding the Company’s results of operations in 2012 as compared to 2011, and 2011 as compared to 2010, is provided below.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Year ended December 31,	2012	Percentage Change	2011	Percentage Change	2010
Net operating revenues	$714,719	9.9%	$650,142	(5.4%)	$687,395
Pension settlement charge and contribution reimbursements	–	NM	20,466	NM	(8,572)
Other operating costs and expenses	485,639	2.0%	475,968	(0.9%)	480,429

Total operating costs and expenses	485,639	(2.2%)	496,434	5.2%	471,857

Earnings from operations	229,080	49.0%	153,708	(28.7%)	215,538
Other income (expense)	(72,421)	10.0%	(65,852)	(13.9%)	(76,518)

Earnings before income taxes	156,659	78.3%	87,856	(36.8%)	139,020
Income tax expense	56,929	90.4%	29,898	(42.6%)	52,114

Net earnings	$99,730	72.1%	$57,958	(33.3%)	$86,906
Less: Net (loss) from noncontrolling interests	(440)	NM	–	–	–

Net earnings attributable to Belo Corp.	$100,170	72.8%	$57,958	(33.3%)	$86,906

NM means not meaningful

Net Operating Revenues

Year ended December 31,	2012	Percentage Change	2011	Percentage Change	2010
Spot advertising revenue	$586,193	10.1%	$532,228	(7.2%)	$573,638
Other revenue	128,526	9.0%	117,914	3.7%	113,757

Net operating revenues	$714,719	9.9%	$650,142	(5.4%)	$687,395

Spot advertising revenue increased $53,965, or 10.1 percent, in the year ended December 31, 2012, compared to the year ended December 31, 2011. This increase is primarily due to a $51,616 increase in political spot revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Combined local and national spot revenue was up slightly with increases in the automotive, travel and financial services categories offset by decreases in the entertainment and gambling, restaurants, healthcare, grocery and telecommunications categories. Other revenue increased primarily due to an 18.8 percent increase in retransmission revenue and a 15.5 percent increase in Internet revenue. The increases were partially offset by a decline of $5,454 in network compensation.

PAGE 18  Belo Corp.  2012 Annual Report on Form 10-K

Spot advertising revenue decreased $41,410, or 7.2 percent, in the year ended December 31, 2011, compared to the year ended December 31, 2010. This decrease is primarily due to a $46,041 decrease in political spot revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Combined local and national spot revenue was up slightly with increases in the automotive, healthcare, retail, and telecommunications categories offset by decreases in the entertainment and gambling, grocery and professional services categories. Other revenue increased primarily due to a 20.1 percent increase in retransmission revenue and a 12.0 percent increase in Internet revenue, partially offset by lower network compensation of $7,005.

Operating Costs and Expenses

For the year ended December 31, 2012, station salaries, wages and employee benefits increased $9,487, or 4.4 percent, primarily due to an increase of $4,507 related to annual merit increases and sales commissions on higher revenue, increases in accrued performance-based bonus expense of $2,119, increases in the Company’s employer match for the Belo Savings Plan (401(k) plan) of $1,179, and an increase in expenses for workers’ compensation and medical insurance of $1,340. Station programming and other operating costs decreased $7,178, or 3.5 percent, primarily related to a $15,622 decrease in programming costs. The decrease in programming costs was mostly related to savings in syndicated programming expenses, which were partially offset by a less significant increase in programming payments to the networks. The decrease in programming expense was partially offset by a $2,733 increase in national representation fees related to political revenue, a $1,479 increase in repairs and maintenance expenses, a $1,399 increase in spending for revenue-generating interactive initiatives.

For the year ended December 31, 2011, station salaries, wages and employee benefits increased $4,916, or 2.3 percent, primarily due to increases in salary expense of $3,535, partial reinstatement of the Company’s employer match for the Belo Savings Plan (401(k) plan) of $2,474, and higher station pension expense of $2,110, partially offset by decreases in accrued performance-based bonuses of $4,234. Station programming and other operating costs increased $5,669, or 2.8 percent, primarily due to the non-cash expense reduction in 2010 of $7,037 related to a 2005 Federal Communications Commission decision that allowed a major wireless provider to finance the replacement of analog news gathering equipment with digital equipment in exchange for stations vacating the analog spectrum earlier than required. Six Belo markets converted to this digital equipment in the first half of 2010. Additionally, technology costs increased $3,495, advertising expense increased $3,330 and interactive outside services increased $1,545. These increases were partially offset by decreases in programming expense of $7,691 and national representation fees of $2,333.

Corporate operating costs increased $8,055, or 31.8 percent, for the year ended December 31, 2012, primarily due to increases in salary expense of $1,230, performance-based compensation under the long-term incentive plan of $4,701 and due to the non-cash expense reduction in 2011 related to a favorable settlement of a property tax issue.

Corporate operating costs decreased $11,149, or 30.6 percent, for the year ended December 31, 2011, primarily due to decreases in technology support costs of $3,620, lower pension expense of $3,366 related to the pension split discussed below, and lower accrued performance-based bonuses of $2,679.

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

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 19

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

Other income (expense)

Interest expense decreased $2,688, or 3.7 percent, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to decreased interest costs associated with the early redemption of the Senior Notes originally due May 2013 (the 2013 Senior Notes) and decreased interest costs associated with lower variable rate debt borrowings versus the same period in 2011.

Interest expense decreased $5,502, or 7.1 percent, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to decreased interest costs associated with lower variable rate debt borrowings versus the same period in 2010. In addition, commitment fees and amortization of financing costs associated with the variable rate debt declined due to the Company’s election to reduce commitments under the credit agreements in August 2010. In connection with the December 2011 amendment to the credit facility, the Company recognized a charge to interest expense of $698 related to the write-off of prior debt issuance costs. This charge partially offset the decrease in interest expense discussed above.

Other income, net decreased $9,257, in 2012 primarily due to a $5,702 charge related to the early repayment of the 2013 Senior Notes and a $4,467 non-cash gain realized in 2011 as described below.

Other income, net increased $5,164, in 2011 primarily due a $4,467 non-cash gain realized on the settlement of ownership of certain Dallas, Texas properties previously held in a limited liability company jointly owned with A. H. Belo.

Income taxes

Income tax expense increased $27,031, or 90.4 percent, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to higher pretax earnings and a tax benefit in 2011 as described below. The Company’s effective tax rate was 36.3 percent for the year ended December 31, 2012.

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

Net earnings attributable to Belo Corp.

As a result of the matters discussed above, the Company recorded net earnings attributable to Belo Corp. of $100,170, or $0.95 per share, for 2012, compared with net earnings attributable to Belo Corp. of $57,958, or $0.55 per share, for 2011, and net earnings attributable to Belo Corp. of $86,906, or $0.83 per share, for 2010.

PAGE 20  Belo Corp.  2012 Annual Report on Form 10-K

Station Adjusted EBITDA

Year ended December 31,	2012	Percentage Change	2011	Percentage Change	2010
Station Adjusted EBITDA	$292,576	27.0%	$230,308	(17.2%)	$278,146
Corporate operating costs	(33,393)	31.8%	(25,338)	(30.6%)	(36,487)
Depreciation	(30,103)	(2.3%)	(30,796)	(11.2%)	(34,693)
Pension settlement charge and contribution reimbursements	–	NM	(20,466)	NM	8,572

Earnings from operations	$229,080	49.0%	$153,708	(28.7%)	$215,538

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

For the year ended December 31, 2012, Station Adjusted EBITDA increased $62,268, or 27.0 percent, compared with the year ended December 31, 2011. As discussed above, this increase was primarily due to higher 2012 political spot revenues and lower station programming and other operating costs, partially offset by increases in station salaries, wages and employee benefits. For the year ended December 31, 2011, Station Adjusted EBITDA decreased $47,838, or 17.2 percent, compared with the year ended December 31, 2010. As discussed above, this decrease was primarily due to lower 2011 political spot revenues, and increases in station salaries, wages and employee benefits, and station programming and other operating costs.

FORWARD-LOOKING STATEMENTS

Statements in Items 7 and 7A and elsewhere in this Annual Report on Form 10-K concerning Belo’s business outlook or future economic performance, anticipated profitability, revenues, expenses, capital expenditures, investments, future financings, impairments, pension matters, and other financial and non-financial items that are not historical facts, are “forward-looking statements” as the term is defined under applicable federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors described throughout this filing, and particularly in Item 1A–Risk Factors, that could cause actual results to differ materially from those predicted in any such forward-looking statement. Belo undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest and discount rates and programming and production costs; changes in viewership patterns and demography, and actions by viewership measurement services; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; FCC and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; and significant armed conflict, as well as other risks detailed in Belo’s other public disclosures and filings with the SEC and elsewhere in this Annual Report on Form 10-K.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 21

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

Revenue Recognition        Belo’s principal sources of revenue are the sale of airtime on its television stations, advertising space on the Company’s Internet websites and retransmission of its programming by cable, satellite, telephone and wireless companies. Broadcast revenues are recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet websites are recorded, net of agency commissions, as advertisements are displayed on websites. Retransmission revenues are recognized in the period earned.

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

Impairment of Property, Plant and Equipment        The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of the carrying amount to the future undiscounted net cash flows the property and equipment is expected to generate. Based on assessments performed during the years ended December 31, 2012, 2011 and 2010, the Company did not record any impairment losses related to property, plant and equipment.

Impairment of Goodwill and Intangible Assets        The Company classifies the FCC licenses apart from goodwill as separate indefinite-lived intangible assets. The Company’s indefinite-lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. Goodwill is recorded by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. Goodwill and indefinite-lived intangible assets are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite-lived intangible assets annually as of December 31. Impairment arises when the carrying amount of the goodwill or FCC licenses is greater than its fair value.

The Company assesses qualitative factors to establish whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company determines that the qualitative evaluation indicates that the reporting unit does not meet the more likely than not criteria of its fair value exceeding its carrying value, then further quantitative analysis is required.

For FCC licenses, the quantitative analysis for reporting units that do not pass the qualitative evaluation consists of comparing the calculated fair value of the market with its carrying amount. The calculated fair value is determined using a discounted projected cash flow analysis that assumes that the FCC licenses are held by hypothetical start-up stations. If the calculated fair value of the FCC license exceeds its carrying amount, the FCC license is not considered to be impaired.

For goodwill, the quantitative analysis for reporting units that do not pass the qualitative evaluation uses a two-step process. The first step is to identify whether a potential impairment exists by comparing the calculated fair value of a reporting unit with its carrying amount, including goodwill. The calculated fair value is determined using a discounted cash flow model that considers an estimated weighted-average cost of capital. If the calculated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds the calculated fair value, a second step is performed to determine the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

PAGE 22  Belo Corp.  2012 Annual Report on Form 10-K

In performing the quantitative assessments of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time and in perpetuity (for 2012, perpetuity growth rates used in the quantitative analysis ranged from 1.7% to 3.0%), forecasted operating margins, estimated tax rates, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2012, the weighted-average cost of capital used was 9.0%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. At December 31, 2012, in two of the Company’s 15 markets, the estimated fair value of the FCC licenses is less than 30 percent greater than their respective carrying values, with the closest market having an excess of estimated fair value over carrying value of 24 percent. A significant reduction in the fair value of the FCC licenses in either of these two markets could result in an impairment charge. As of December 31, 2012, the carrying value of the FCC licenses in those two markets represents approximately $231,415 of the Company’s total $725,399 of FCC licenses. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its indefinite-lived intangible assets.

As of December 31, 2012, goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 30 percent represent over 88 percent of the total investments in goodwill, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. In the Company’s closest market having excess of estimated fair value over carrying values, reporting unit fair value exceeded carrying value by approximately 23 percent. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

Based upon the assessments performed as of December 31, 2012, 2011 and 2010, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts. Additionally, based on assessments performed as of December 31, 2012, 2011 and 2010, the estimated fair value of the Company’s FCC licenses exceeded their carrying amounts and no impairments of FCC licenses were identified.

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

Share-Based Compensation        The Company records compensation expense related to its share-based compensation awards according to ASC 718. The Company records compensation expense related to its options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant. A part of the RSUs are settled in cash and therefore the associated liabilities are adjusted to market at the end of each reporting period.

Employee Benefits        Belo is self-insured for employee-related health care benefits with certain limits in place. A third-party administrator is used to process all claims. Belo’s employee health insurance liability is based on the Company’s historical claims experience and is developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

Pension Benefits        Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, Belo

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 23

uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption of 4.10 percent, the Company used a measurement date of December 31, 2012, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s Pension Plan.

To compute the Company’s pension expense in the year ended December 31, 2012, the Company used actuarial assumptions that included a discount rate and an expected long-term rate of return on plan assets. The discount rate of 4.69 percent, used in this calculation, was the rate used in computing the benefit obligation as of December 31, 2011. The expected long-term rate of return on plan assets of 8.0 percent is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the pension plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. See the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans, for additional information regarding the Company’s Pension Plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Companies can first determine based on certain qualitative factors whether it is “more likely than not” (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. The new standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012, and early adoption is permitted. The Company adopted this new guidance in the fourth quarter of 2012 when completing its annual impairment analysis. The new standard did not affect the manner in which the Company estimates fair value and did not affect the value of the Company’s indefinite-lived intangible assets.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether quantitative impairment analysis is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The Company adopted this new guidance in 2012. The amended goodwill impairment guidance did not affect the manner in which the Company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. The Company adopted this new guidance January 1, 2012. Because this ASU impacts presentation only, it had no effect on the Company’s financial condition, results of operations or cash flows.

PAGE 24  Belo Corp.  2012 Annual Report on Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations, bank borrowings and term debt are Belo’s primary sources of liquidity. Net cash provided by operations was $189,557, $81,450 and $143,465 in the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash items, receipt of a $31,615 federal income tax refund and routine changes in working capital, partially offset by pension contributions. The 2011 operating cash flows were provided primarily by net earnings adjusted for non-cash and pension related items, and routine changes in working capital, partially offset by pension contributions. The 2010 operating cash flows were provided primarily by net earnings adjusted for non-cash charges, and net cash provided by routine changes in the Company’s working capital requirements, partially offset by pension contributions.

In 2007, Belo applied for a change in accounting method with the Internal Revenue Service (IRS) related to the deduction of amortization expense associated with certain intangibles. In November of 2010, the Company received a consent letter from the IRS approving the change in accounting method and subsequently filed an amendment to its 2007 federal tax return. As a result of the amended return, the Company recorded a tax refund receivable of $31,615. The IRS completed its final review in 2011 and in January 2012, the Company received the tax refund.

Investing Cash Flows

Net cash flows used in investing activities were $19,369, $7,738 and $8,148 in 2012, 2011 and 2010, respectively. These cash flows are primarily attributable to capital expenditures as more fully described below.

Capital Expenditures

Total capital expenditures for continuing operations were $21,289, $15,758 and $14,968 in 2012, 2011 and 2010, respectively. These were primarily for television station equipment and corporate-driven technology initiatives. As of December 31, 2012, projected capital expenditures for 2013 related to Belo’s television businesses and related assets are approximately $25,000. Belo expects to finance future capital expenditures using cash generated from operations and, when necessary, borrowings under the revolving credit facility.

Property Transaction

In June 2011, the Company received $5,919 in proceeds from the sale of real estate purchased in 2005 for potential construction, and recorded an immaterial gain on the sale.

Investments

The Company received $2,777, $2,431 and $7,366 in cash distributions from its investments for the years ended December 31, 2012, 2011 and 2010, respectively.

Financing Cash Flows

Net cash flows used in financing activities were $221,869, $20,903 and $131,808 in the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 cash flows used for financing activities consisted primarily of repayment of senior notes, payment of dividends, borrowings and repayments under the Company’s revolving credit facility and purchases of treasury stock. The 2011 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and the payment of dividends. The 2011 cash flows used for financing activities decreased significantly from 2010 because there were no borrowings under the credit facility since the first half of 2011. The 2010 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 25

Long-Term Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

	2012	2011
6 3/4% Senior Notes due May 30, 2013	$–	$175,748
8% Senior Notes due November 15, 2016	272,025	271,255
7 3/4% Senior Debentures due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures due September 15, 2027	240,000	240,000
Fixed-rate debt	712,025	887,003
Revolving credit facility, including short-term unsecured notes	21,000	–
Total	$733,025	$887,003

The combined weighted average effective interest rate for these debt instruments was 7.5 percent as of both December 31, 2012 and 2011.

On November 30, 2012, the Company redeemed the 6 3/4% Senior Notes with a principal balance of $175,925. These notes were originally due May 30, 2013. The Company elected to redeem the notes early. The Company paid a premium of $5,529 and recorded a charge of $173 related to the write-off of debt issuance costs due to the early redemption.

On December 21, 2011, the Company entered into an Amended and Restated Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., Suntrust Bank, Royal Bank of Canada, and other lenders, which matures upon expiration of the agreement on August 15, 2016 (the Credit Agreement). The Credit Agreement amended and restated the Company’s Prior Credit Agreement. The amendment reduced the total amount of the Credit Agreement to $200,000, extended the maturity date to August 15, 2016, and reduced the existing restrictions on dividend payments, share repurchases, investments and acquisitions and modified certain other terms and conditions. The Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit. The Credit Agreement is guaranteed by the each of the Company’s 100%-owned subsidiaries as of the effective date of the Credit Agreement. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Commitment fees of up to 0.625 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility.

The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At December 31, 2012, the maximum allowed leverage ratios are as follows:

From	To	Maximum allowed leverage ratio
December 31, 2012	December 30, 2013	5.50
December 31, 2013	Thereafter	5.00

In addition, the Company is required to have an interest coverage ratio of not less than 2.0 and a senior leverage ratio of less than 1.0. While Belo was well within these limits at December 31, 2012, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would permit acceleration of all our indebtedness and related payment obligations. The Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type. The Credit Agreement allows the Company to pay dividends and repurchase shares up to $100,000 per year as long as the leverage ratio is less than 4.5 and the Company maintains $75,000 of liquidity after any such payment or repurchase is made. Redemption of the Company’s bonds due in 2016 and 2027 are exempt from the $100,000 per year limitation. Repurchases of the Company’s bonds due in 2013, which were retired early on November 30, 2012, was exempt from both the $100,000 per year limitation and the $75,000 liquidity restriction.

PAGE 26  Belo Corp.  2012 Annual Report on Form 10-K

At December 31, 2012, the outstanding balance under the Credit Agreement was $21,000, the weighted average interest rate was 2.7 percent, and all unused borrowings were available. Additionally, the Company’s leverage ratio was 2.8, its interest coverage ratio was 3.8 and its senior leverage ratio was 0.1. At December 31, 2012, the Company was in compliance with all debt covenants.

At December 31, 2009, the Company had an Amended and Restated $460,750 Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which was set to mature upon expiration of the agreement on December 31, 2012 (the Prior Credit Agreement). On August 20, 2010, the Company voluntarily reduced the commitment to $205,000. The Prior Credit Agreement was guaranteed by the each of the Company’s 100%-owned subsidiaries as of the effective date of the Prior Credit Agreement. In connection with the decrease in capacity in 2010 mentioned above, the Company recorded a charge of $1,225 related to the write-off of debt issuance costs. This charge is included in interest expense.

Dividends

The following table presents dividend information for the years ended December 31, 2012 and 2011. No dividends were paid for the year ended December 31, 2010.

	2012	2011
Dividends paid	$56,290	$10,369
Dividends declared per share	0.57	0.15

Exercise of Stock Options

The following table presents stock option exercise information for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Options exercised	225	162	56
Exercisable options	5,366	6,897	8,576
Net proceeds received from the exercise of stock options	$421	$300	$99

Share Repurchase Program

The Company has a stock repurchase program pursuant to an authorization from Belo’s Board of Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2012, under this authority was 12,010 shares. The Prior Credit Agreement, which was effective from November 16, 2009 through December 21, 2011, did not permit share repurchases. There were no share repurchases in 2011 or 2010. The 2012 Credit Agreement, which became effective on December 21, 2011, allows share repurchases with certain limitations as described above. During 2012, the Company repurchased 1,021 shares for a total cost of $5,964. All shares repurchased were retired in the period purchased.

Contractual Obligations

The table below summarizes the following specified commitments of the Company as of December 31, 2012. See the Consolidated Financial Statements, Note 14–Commitments, for more information on contractual obligations:

Nature of Commitment	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt (principal only)	$733,025	$–	$–	$–	$293,025	$–	$440,000
Interest on long-term debt	566,925	55,467	55,467	55,467	52,590	32,900	315,034
Broadcast rights and programming	83,850	40,499	28,191	8,197	1,668	1,403	3,892
Capital expenditures and licenses	3,421	3,421	–	–	–	–	–
Non-cancelable operating leases	17,803	2,426	1,686	1,348	1,158	1,117	10,068
Total	$1,405,024	$101,813	$85,344	$65,012	$348,441	$35,420	$768,994

Interest on long-term debt – Includes annual interest on fixed rate debt at the applicable stated rates and interest on variable rate debt at the interest rates in effect at December 31, 2012.

Broadcast rights and programming – Includes broadcast rights for both syndicated programs that have been delivered and are available for broadcasting, as well as programs that have not yet been produced. Also includes amounts fixed or currently accrued under network affiliation agreements and excludes variable amounts payable under network affiliation agreements where estimates are less certain.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 27

The contractual obligations table does not include actuarially projected minimum funding requirements of the Company’s Pension Plan due to significant uncertainties regarding the assumptions involved in making such minimum funding projections, including (i) interest rate levels; (ii) asset returns, and (iii) what, if any, changes will occur to regulatory requirements. While subject to change, the minimum contribution amounts for the Pension Plan for 2013 and 2014, under current regulations, are estimated to be approximately $13,600 and $16,900, respectively. Further contributions are currently projected for 2015 through 2020 but amounts cannot be reasonably estimated due to the uncertainties listed above. As of December 31, 2012, the Company’s total net pension obligation as reflected on the Consolidated Balance Sheet was $106,590. See the Consolidated Financial Statements, Note 7–Defined Benefit Pension and Other Post Retirement Plans for additional information regarding the Pension Plan.

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

For Belo, the January 1, 2011, pension split transaction was treated as a settlement under ASC 715. Under settlement accounting for pensions, the split of the Company’s Pension Plan resulted in the transfer of $238,833 in Pension Plan assets and $339,799 in Pension Plan liabilities to the new plans sponsored by A. H. Belo. This resulted in a reduction in the net unfunded liability of $100,966, which was recorded as a non-cash settlement gain, and recognition of $129,665 in actuarial losses previously recognized in accumulated other comprehensive loss, which was recorded as a non-cash settlement charge. This settlement gain and charge resulted in a net non-cash settlement charge of $28,699. This charge was partially offset by a final net pension contribution reimbursement of $8,233 received from A. H. Belo. The combined result of all pension split settlement transactions in 2012 was a net charge before taxes of $20,466.

Other

The Company has various options available to meet its 2012 capital and operating commitments, including cash on hand, short term investments, internally generated funds and a $200,000 revolving credit agreement. The Company believes its current financial condition and credit relationships are adequate to fund both its current obligations as well as near-term growth.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Dollars in thousands.

The market risk inherent in the financial instruments issued by Belo represents the potential loss arising from adverse changes in interest rates. See the Consolidated Financial Statements, Note 9 – Long-Term Debt, for information concerning the contractual interest rates of Belo’s debt. At December 31, 2012 and 2011, the fair value of Belo’s fixed-rate debt was estimated to be $769,541 and $865,921, respectively, using quoted market prices and yields obtained through independent pricing sources. The carrying amount of fixed-rate debt was $712,025 and $887,003 at December 31, 2012 and 2011, respectively.

Various financial instruments issued by Belo are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of Belo’s fixed-rate debt due to differences between the current market interest rates and the rates governing these instruments. A hypothetical 10 percent decrease in interest rates would increase the fair value of the Company’s fixed-rate debt by $34,949 at December 31, 2012 ($45,787 at December 31, 2011). With respect to the Company’s variable-rate debt, a 10 percent change in interest rates for the years ended December 31, 2012 or 2011, would have resulted in an immaterial annual change to Belo’s pretax earnings and cash flows.

PAGE 28  Belo Corp.  2012 Annual Report on Form 10-K

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2012 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control and an independent accountants’ attestation on management’s assessment of our internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of internal control.

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

Management has evaluated the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Belo maintained effective internal control over financial reporting as of December 31, 2012.

Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report appears immediately following this report.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belo Corp.

We have audited Belo Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Belo Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belo Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belo Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 6, 2013

PAGE 30  Belo Corp.  2012 Annual Report on Form 10-K

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Belo Corp. Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal One: Election of Directors,” “Corporate Governance–Committees of the Board–Audit Committee,” “Corporate Governance–Committees of the Board–Nominating and Corporate Governance Committee,” and “Executive Officers” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

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

A shareholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:

Belo Corp.

400 South Record Street

Dallas, Texas 75202-4841

Attn: Corporate Secretary

Telephone: (214) 977-6606

Item 11.  Executive Compensation

The information set forth under the headings “Executive Compensation – Compensation Discussion and Analysis,–Compensation Committee Report,–Summary Compensation Table,–Grants of Plan-Based Awards in 2012,–Outstanding Equity Awards at Fiscal Year-End 2012,–Option Exercises and Stock Vested in 2012,–Post-Employment Benefits,–Pension Benefits at December 31, 2012,–Non-Qualified Deferred Compensation,–Change In Control Arrangements and Other Agreements Upon Termination of Employment,–Potential Payments on Change in Control or Upon Termination of Employment at December 31, 2012,–Director Compensation, Corporate Governance–Committees of the Board–Compensation Committee” and “Corporate Governance–Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Belo Corp. Stock Ownership” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

Information regarding the number of shares of common stock available under the Company’s equity compensation plans is included in the Consolidated Financial Statements, Note 5–Long-Term Incentive Plan.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 31

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the heading “Certain Relationships” and “Corporate Governance–Director Independence” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the heading “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated herein by reference.

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

Exhibit Number	Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corpo ration dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3.1*	Amended and Restated Certificate of Incorporation of the Company dated May 9, 2012 (Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012 (Securities and Exchange Commission File No. 001-08598)(the May 10, 2012 Form 8-K”))
3.2*	Certificate of Designation of Series B Common Stock of the Company dated May 9, 2012 (Exhibit 3.1(i) to the May 10, 2012 Form 8-K)
3.3*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))
3.4*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001-08598))
3.5*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))
4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.5 above

PAGE 32  Belo Corp.  2012 Annual Report on Form 10-K

Exhibit Number		Description
4.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.1 to the May 10, 2012 Form 8-K)
4.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.2 to the May 10, 2012 Form 8-K)
4.4	Instruments defining rights of debt securities:
	(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
	(2) *	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
	(3) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
(4) *

(a)     $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

	*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)
	(5) *	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)
	(6) *	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))
	(7) *	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)
	(8) *	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)
10.1	Financing agreements:
	(1) *	Amendment and Restated Revolving Credit Facility Agreement, dated as of December 21, 2011, among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; JPMorgan Securities LLC, Suntrust Robinson Humphrey, Inc., and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners; Suntrust Bank and Royal Bank of Canada as Co-Syndication agents, The Northern Trust Company and Capital One N.A. as Co-Documentation Agents (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011 (Securities and Exchange file No. 001-08598)(the “December 22, 2011 Form 8-K”))
	(2) *	Guarantee Agreement dated as of December 21, 2011, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the December 22, 2011 Form 8-K)
~10.2	Compensatory plans:
	~(1)	Belo Savings Plan:
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

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 33

Exhibit Number		Description
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

PAGE 34  Belo Corp.  2012 Annual Report on Form 10-K

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

	*	(b) Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)
	*	(c) Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)
	*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)
	~(7) *	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598) (the “2009 Form 10-K”))
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
*

(a)     Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598) (the “October 8, 2010 Form 8-K”))

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

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 35

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

PAGE 36  Belo Corp.  2012 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Dunia A. Shive
Dunia A. Shive
President, Chief Executive Officer and Director

Dated: March 6, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Decherd Robert W. Decherd	Chairman of the Board	March 6, 2013

/s/ Dunia A. Shive Dunia A. Shive	President, Chief Executive Officer and Director	March 6, 2013

/s/ Peter A. Altabef Peter A. Altabef	Director	March 6, 2013

/s/ Henry P. Becton, Jr. Henry P. Becton, Jr.	Director	March 6, 2013

/s/ Judith L. Craven, M.D., M.P.H. Judith L. Craven, M.D., M.P.H.	Director	March 6, 2013

/s/ Dealey D. Herndon Dealey D. Herndon	Director	March 6, 2013

/s/ James M. Moroney III James M. Moroney III	Director	March 6, 2013

/s/ Wayne R. Sanders Wayne R. Sanders	Director	March 6, 2013

/s/ M. Anne Szostak M. Anne Szostak	Director	March 6, 2013

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 37

Signature	Title	Date

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr.	Director	March 6, 2013

/s/ Lloyd D. Ward Lloyd D. Ward	Director	March 6, 2013

/s/ Carey P. Hendrickson Carey P. Hendrickson	Senior Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013

PAGE 38  Belo Corp.  2012 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Belo Corp.

We have audited the accompanying consolidated balance sheets of Belo Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belo Corp. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belo Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 6, 2013

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 39

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In thousands, except per share amounts	2012	2011	2010

Net Operating Revenues	$714,719	$650,142	$687,395
Operating Costs and Expenses
Station salaries, wages and employee benefits	224,348	214,861	209,945
Station programming and other operating costs	197,795	204,973	199,304
Corporate operating costs	33,393	25,338	36,487
Pension settlement charge and contribution reimbursements	–	20,466	(8,572)
Depreciation	30,103	30,796	34,693
Total operating costs and expenses	485,639	496,434	471,857
Earnings from operations	229,080	153,708	215,538
Other Income and (Expense)
Interest expense	(69,705)	(72,393)	(77,895)
Other income (expense), net	(2,716)	6,541	1,377
Total other income and (expense)	(72,421)	(65,852)	(76,518)
Earnings before income taxes	156,659	87,856	139,020
Income tax expense	56,929	29,898	52,114
Net earnings	$99,730	$57,958	$86,906

Less: Net (loss) attributable to noncontrolling interests	(440)	–	–
Net earnings attributable to Belo Corp.	$100,170	$57,958	$86,906
Net earnings per share
Basic	$0.96	$0.55	$0.83
Diluted	0.95	0.55	0.83
Weighted average shares outstanding
Basic	103,507	103,606	103,026
Diluted	104,012	103,980	103,437
Dividends declared per share	$0.57	$0.15	$–

See accompanying Notes to Consolidated Financial Statements.

PAGE 40  Belo Corp.  2012 Annual Report on Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,

In thousands	2012	2011	2010
Net earnings	$99,730	$57,958	$86,906

Other comprehensive income (loss):
Amortization of net actuarial loss, net of tax	2,521	1,771	2,969
Pension funded status adjustment, net of tax	(9,544)	(31,611)	(6,107)
Split of Pension Plan with A. H. Belo, net of tax	–	85,222	–
Total other comprehensive income (loss)	(7,023)	55,382	(3,138)

Comprehensive income	92,707	113,340	83,768
Less: Comprehensive (loss) attributable to noncontrolling interests	(440)	–	–
Comprehensive income attributable to Belo Corp.	$93,147	$113,340	$83,768

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 41

CONSOLIDATED BALANCE SHEETS

Assets	December 31,

In thousands	2012	2011

Current assets:
Cash and temporary cash investments	$9,437	$61,118
Accounts receivable (net of allowance of $2,916 and $3,055 at December 31, 2012 and 2011, respectively)	140,605	149,584
Income tax receivable	–	31,629
Deferred income taxes	1,422	1,572
Short-term broadcast rights	6,614	7,571
Prepaid and other current assets	9,721	7,549
Total current assets	167,799	259,023
Property, plant and equipment, at cost:
Land	39,717	40,617
Buildings and improvements	131,789	130,297
Broadcast equipment	332,940	336,870
Other	104,857	101,136
Advance payments on property, plant and equipment	2,476	3,209
Total property, plant and equipment	611,779	612,129
Less accumulated depreciation	(465,257)	(455,014)
Property, plant and equipment, net	146,522	157,115
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	35,999	46,195
Total assets	$1,499,592	$1,611,605

See accompanying Notes to Consolidated Financial Statements.

PAGE 42  Belo Corp.  2012 Annual Report on Form 10-K

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity	December 31,

In thousands, except per share amounts	2012	2011
Current liabilities:
Accounts payable	$20,348	$19,677
Accrued compensation and benefits	24,341	21,079
Short-term pension obligation	20,000	19,300
Income taxes payable	9,043	12,922
Accrued interest payable	9,123	10,378
Other accrued expenses	11,924	7,692
Short-term film obligations	5,792	6,190
Dividends payable	8,331	5,189
Deferred revenue	2,911	3,435
Total current liabilities	111,813	105,862

Long-term debt	733,025	887,003
Deferred income taxes	257,864	244,361
Pension obligation	86,590	93,012
Other liabilities	10,576	14,164

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; none issued.
Common stock, $0.01 par value. Authorized 450,000 shares
Series A: Issued and outstanding 95,036 and 93,672 shares at December 31, 2012 and 2011, respectively;	950	937
Series B: Issued and outstanding 8,282 and 10,115 shares at December 31, 2012 and 2011, respectively.	83	101
Additional paid-in capital	1,089,764	1,090,513
Retained deficit	(696,269)	(737,007)
Accumulated other comprehensive loss	(94,364)	(87,341)
Total Belo Corp. shareholders’ equity	300,164	267,203
Noncontrolling interests	(440)	–

Total shareholders’ equity	299,724	267,203

Total liabilities and shareholders’ equity	$1,499,592	$1,611,605

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 43

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands	Three years ended December 31, 2012
	Common Stock
	Shares		Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCL[1]	Total Belo Corp. Equity	NCI[2]	Total Equity
	Series A	Series B
Balance at December 31, 2009	90,956	11,642	$1,026	$1,082,303	$(860,882)	$(139,585)	$82,862	$–	$82,862
Net earnings	–	–	–	–	86,906	–	86,906	–	86,906
Other comprehensive loss, net of tax	–	–	–	–	–	(3,138)	(3,138)	–	(3,138)
Exercise of stock options	56	–	1	98	–	–	99	–	99
Excess tax benefit from long-term incentive plan	–	–	–	93	–	–	93	–	93
Conversion of RSUs	535	–	5	(5)	–	–	–	–	–
Share-based compensation	–	–	–	3,820	–	–	3,820	–	3,820
Conversion of Series B to Series A	1,370	(1,370)	–	–	–	–	–	–	–
Balance at December 31, 2010	92,917	10,272	$1,032	$1,086,309	$(773,976)	$(142,723)	$170,642	$–	$170,642
Net earnings	–	–	–	–	57,958	–	57,958	–	57,958
Other comprehensive income, net of tax	–	–	–	–	–	55,382	55,382	–	55,382
Exercise of stock options	72	90	2	298	–	–	300	–	300
Excess tax benefit from long-term incentive plan	–	–	–	166	–	–	166	–	166
Conversion of RSUs	436	–	4	(4)	–	–	–	–	–
Share-based compensation	–	–	–	3,744	–	–	3,744	–	3,744
Dividends	–	–	–	–	(15,558)	–	(15,558)	–	(15,558)
Adjustment to spin-off distribution of A. H. Belo	–	–	–	–	(5,431)	–	(5,431)	–	(5,431)
Conversion of Series B to Series A	247	(247)	–	–	–	–	–	–	–
Balance at December 31, 2011	93,672	10,115	$1,038	$1,090,513	$(737,007)	$(87,341)	$267,203	$–	$267,203
Net earnings (loss)	–	–	–	–	100,170	–	100,170	(440)	99,730
Other comprehensive loss, net of tax	–	–	–	–	–	(7,023)	(7,023)	–	(7,023)
Purchase and subsequent retirement of treasury stock	(1,021)	–	(10)	(5,954)	–	–	(5,964)	–	(5,964)
Exercise of stock options	175	50	2	419	–	–	421	–	421
Excess tax benefit from long-term incentive plan	–	–	–	418	–		418	–	418
Conversion of RSUs	327	–	3	(3)	–	–	–	–	–
Share-based compensation	–	–	–	4,371	–	–	4,371	–	4,371
Dividends	–	–	–	–	(59,432)	–	(59,432)	–	(59,432)
Conversion of Series B to Series A	1,883	(1,883)	–	–	–	–	–	–	–
Balance at December 31, 2012	95,036	8,282	$1,033	$1,089,764	$(696,269)	$(94,364)	$300,164	$(440)	$299,724

[1]	Accumulated other comprehensive loss
[2]	Noncontrolling interests

See accompanying Notes to Consolidated Financial Statements.

PAGE 44  Belo Corp.  2012 Annual Report on Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Provided (Used)	Years ended December 31,

In thousands	2012	2011	2010
Operations
Net earnings	$99,730	$57,958	$86,906
Adjustments to reconcile net earnings to net cash provided by operations:
Loss on early extinguishment of debt	5,702	–	–
Gain on division of Belo Investment, LLC	–	(4,467)	–
Depreciation	30,103	30,796	34,693
Pension settlement charge	–	28,699	–
Pension contributions	(19,226)	(27,157)	(14,287)
Deferred income taxes	17,282	8,115	55,756
Employee retirement benefit expense	2,751	4,149	5,171
Share-based compensation	6,030	3,147	3,054
Other non-cash items	2,536	1,290	(3,705)
Equity (income) loss from partnerships	(2,006)	(1,720)	138
Other, net	1,473	(802)	(3,127)
Net changes in operating assets and liabilities:
Accounts receivable, net	7,634	(6,387)	(6,236)
Income tax receivable	31,615	–	–
Other current assets and other assets	4,810	1,439	831
Accounts payable	(467)	(4,081)	387
Accrued compensation and benefits	3,264	(5,483)	13,318
Other accrued expenses	3,446	(9,533)	6,613
Interest payable	(1,255)	(26)	(277)
Income taxes payable/receivable	(3,865)	5,513	(35,770)
Net cash provided by operations	189,557	81,450	143,465

Investments
Capital expenditures	(21,289)	(15,758)	(14,968)
Proceeds from disposition of real estate	–	5,919	–
Other investments, net	1,920	2,101	6,820
Net cash used for investments	19,369	(7,738)	(8,148)

Financing
Net proceeds from revolving debt	23,000	32,000	49,700
Payments on revolving debt	(2,000)	(43,000)	(181,700)
Extinguishment of debt	(181,454)	–	–
Dividends on common stock	(56,290)	(10,369)	–
Purchases of treasury stock	(5,964)	–	–
Net proceeds from exercise of stock options	421	300	99
Excess tax benefit from option exercises	418	166	93
Net cash used for financing	(221,869)	(20,903)	(131,808)
Net increase (decrease) in cash and temporary cash investments	(51,681)	52,809	3,509
Cash and temporary cash investments at beginning of year	61,118	8,309	4,800
Cash and temporary cash investments at end of year	$9,437	$61,118	$8,309
Supplemental Disclosures (Note 16)

See accompanying Notes to Consolidated Financial Statements.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

A)	Business and Principles of Consolidation Belo Corp.’s (Belo or the Company) operating segments are defined as its television stations and cable news channels within a given market. The Company has determined that all of its operating segments meet the criteria under Accounting Standards Codification (ASC) 280 to be aggregated into one reporting segment.

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

As further discussed in Note 2, the Company has adopted ASU No. 2011-05. In preparing the initial annual Consolidated Statement of Comprehensive Income under the provisions of ASU No. 2011-05, the Company’s presentation of total comprehensive income for the year ended December 31, 2011, within the Company’s Consolidated Statement of Shareholders’ Equity has been revised to include the recognition, as a component of total comprehensive income, of an $85,222 credit related to its Pension Plan split with A.H. Belo as discussed in Note 7. The $85,222 credit was appropriately recorded as a component of accumulated other comprehensive loss (AOCL) and included in total equity for all periods presented but was not shown in the subtotal of total comprehensive income. Excluding such amount from total comprehensive income had no effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows, or total shareholders’ equity as presented.

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred subsequent to December 31, 2012, through the issuance of the financial statements.

All amounts are in thousands, except per share amounts, unless otherwise indicated.

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

The following table shows the expense for uncollectible accounts and accounts written off, net of recoveries, for the years ended December 31, 2012, 2011 and 2010:

	Expense for Uncollectible Accounts	Accounts Written Off
2012	$1,345	$1,484
2011	1,818	2,456
2010	1,155	2,096

D)	Risk Concentration Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company’s customer base and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectability of accounts receivable.

PAGE 46  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E)	Program Rights Program rights represent the right to air various forms of first-run and existing second-run programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program-by-program basis. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively. Costs of off-network syndicated programs, first-run programming and feature films are amortized on a straight-line basis over the future number of showings allowed in the contract.

F)	Property, Plant and Equipment Depreciation of property, plant and equipment, including assets recorded under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Buildings and improvements	5-30 years
Broadcast equipment	5-15 years
Other	3-10 years

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

G)	Impairment of Goodwill and Intangible Assets The Company classifies the FCC licenses apart from goodwill as separate indefinite-lived intangible assets. The Company’s indefinite-lived intangible assets represent FCC licenses in markets (as defined by Nielsen Media Research’s Designated Market Area report) where the Company’s stations operate. Goodwill is recorded by reporting unit, with each reporting unit consisting of the television station(s) and cable news operations within a market. Goodwill and indefinite-lived intangible assets are required to be tested at least annually for impairment or between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company measures the fair value of goodwill and indefinite-lived intangible assets annually as of December 31. Impairment arises when the carrying amount of the goodwill or FCC licenses is greater than its fair value.

The Company assesses qualitative factors to establish whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company determines that the qualitative evaluation indicates that the reporting unit does not meet the more likely than not criteria of its fair value exceeding its carrying value, then further quantitative analysis is required.

For FCC licenses, the quantitative analysis for reporting units that do not pass the qualitative evaluation consists of comparing the calculated fair value of the market with its carrying amount. The calculated fair value is determined using a discounted projected cash flow analysis that assumes that the FCC licenses are held by hypothetical start-up stations. If the calculated fair value of the FCC license exceeds its carrying amount, the FCC license is not considered to be impaired.

For goodwill, the quantitative analysis for reporting units that do not pass the qualitative evaluation uses a two-step process. The first step is to identify whether a potential impairment exists by comparing the calculated fair value of a reporting unit with its carrying amount, including goodwill. The calculated fair value is determined using a discounted cash flow model that considers an estimated weighted-average cost of capital. If the calculated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds the calculated fair value, a second step is performed to determine the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In performing the quantitative assessments of the Company’s goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding future cash flow projections and other factors to estimate the fair value of the reporting units and intangible assets. Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time and in perpetuity (for 2012, perpetuity growth rates used in the quantitative analysis ranged from 1.7% to 3.0%), forecasted operating margins, estimated tax rates, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2012, the weighted-average cost of capital used was 9.0%). Additionally, for the Company’s FCC licenses, significant assumptions include costs and time associated with start-up, initial capital investments, and forecasts related to overall market performance over time.

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. At December 31, 2012, in two of the Company’s 15 markets, the estimated fair value of the FCC licenses is less than 30 percent greater than their respective carrying values, with the closest market having an excess of estimated fair value over carrying value of 24 percent. A significant reduction in the fair value of the FCC licenses in either of these two markets could result in an impairment charge. As of December 31, 2012, the carrying value of the FCC licenses in those two markets represents approximately $231,415 of the Company’s total $725,399 of FCC licenses. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its indefinite-lived intangible assets.

As of December 31, 2012, goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 30 percent represent over 88 percent of the total investments in goodwill, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. In the Company’s closest market having excess of estimated fair value over carrying values, reporting unit fair value exceeded carrying value by approximately 23 percent. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record impairment charges related to its goodwill.

Based upon the assessments performed as of December 31, 2012, 2011 and 2010, the estimated fair value of all of the Company’s 15 reporting units exceeded their carrying amounts. Additionally, based on assessments performed as of December 31, 2012, 2011 and 2010, the estimated fair value of the Company’s FCC licenses exceeded their carrying amounts and no impairments of FCC licenses were identified. See Note 4.

H)	Revenue Recognition Belo’s principal sources of revenue are the sale of airtime on its television stations, advertising space on the Company’s Internet websites and retransmission of its programming by cable, satellite, telephone and wireless companies. Broadcast revenues are recorded, net of agency commissions, when commercials are aired. Advertising revenues for Internet websites are recorded, net of agency commissions, as the advertisements are displayed on websites. Retransmission revenues are recognized in the period earned.

I)	Advertising Expense The cost of advertising is expensed as incurred. Belo incurred $8,717, $7,784, and $4,673 in advertising and promotion costs during 2012, 2011 and 2010, respectively.

J)	Employee Benefits Belo is self-insured for employee-related health care benefits with certain limits in place. A third-party administrator is used to process all claims. Belo’s employee health insurance liabilities are based on the Company’s historical claims experience and are developed from actuarial valuations. Belo’s reserves associated with the exposure to the self-insured liabilities are monitored by management for adequacy. However, actual amounts could vary significantly from such estimates.

K)	Share-Based Compensation The Company records compensation expense related to its stock options according to ASC 718. The Company records compensation expense related to its stock options using the fair value as of the date of grant as calculated using the Black-Scholes-Merton method. The Company records the compensation expense related to its restricted stock units (RSUs) using the fair value as of the date of grant, as adjusted for a portion of the RSUs to reflect liabilities expected to be settled in cash.

PAGE 48  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L)	Income Taxes Belo uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

M)	Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2012-02, Intangibles –Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Companies can first determine based on certain qualitative factors whether it is “more likely than not” (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. The new standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012 and early adoption is permitted. The Company adopted this new guidance in the fourth quarter of 2012. The new standard does not affect the manner in which the Company estimates fair value and will not affect the value of the Company’s indefinite-lived intangible assets.

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

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the separation and distribution agreement with A. H. Belo, Belo and A. H. Belo indemnify each other and certain related parties, from all liabilities existing or arising from acts and events occurring, or failing to occur (or alleged to have occurred or to have failed to occur) regarding each other’s businesses, whether occurring before, at or after the effective time of the spin-off. See Note 15.

Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Payments made or other consideration provided in connection with all continuing transactions between the Company and A. H. Belo will be on an arms-length basis. For the years ended December 31, 2012, 2011 and 2010, the Company charged $1,399, $2,025 and $1,470, respectively, for services to A. H. Belo. A. H. Belo charged $229, $1,546 and $4,332 for information technology and Web-related services to the Company during the years ended December 31, 2012, 2011 and 2010, respectively.

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

The employee matters agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the spin-off, including, without limitation, the treatment of outstanding Belo equity awards, certain outstanding annual and long-term incentive awards, and certain retirement and welfare benefit obligations. See Note 7 for disclosures related to the split of the pension plan by Belo and A. H. Belo.

Through December 31, 2011, the Company co-owned with A. H. Belo certain downtown Dallas, Texas, real estate through a limited liability company formed in connection with the spin-off. The limited liability company was owned in equal parts by Belo and A. H. Belo. The Company’s 50 percent interest in the limited liability company that owns the Dallas, Texas, properties was accounted for using the equity method and was included in Other Assets on the Company’s consolidated balance sheet. On December 31, 2011, the Company and A. H. Belo caused the limited liability company to divide the real estate owned by the limited liability company between Belo and A. H. Belo. After the division of these assets on December 31, 2011, the Company wholly-owns the 17-story office building and one parking lot in downtown Dallas, Texas. As required under applicable accounting literature, the Company recorded the assets received at their fair value and recorded a non-cash gain on the transaction of $4,467 in 2011. As of the date of the transfer, there were certain improvements needed on the building. As a condition of the transfer, A. H. Belo agreed to reimburse the Company for a portion of those improvements. In 2012, A. H. Belo reimbursed the Company $571 in connection with those improvements.

Other investments, primarily in third party businesses, held jointly with A. H. Belo of $9,509 are recorded as either equity or cost method investments and are included in Other Assets. The amount of income from the third party investments included in the Company’s net income is immaterial.

The Company’s Dallas/Fort Worth television station, WFAA-TV, and The Dallas Morning News, owned by A. H. Belo, provide media content, cross-promotion, and other services to the other on a mutually agreed upon basis. That sharing is expected to continue for the foreseeable future.

Note 4: Goodwill and Intangible Assets

As of December 31, 2012 and 2011, the Company had $725,399 in FCC licenses which are indefinite-lived intangible assets not subject to amortization. Based on the Company’s annual impairment assessments performed as of December 31, 2012, 2011 and 2010, no impairments of FCC licenses were identified.

As of December 31, 2012 and 2011, the Company had $423,873 in goodwill. Based on the Company’s annual impairment tests of goodwill as of December 31, 2012, 2011 and 2010, the Company determined that no impairments of goodwill existed.

PAGE 50  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates are inherently sensitive, particularly with respect to FCC licenses. In two of the Company’s 15 markets, the estimated fair value of its FCC licenses is less than 30 percent greater than their respective carrying values, with the closest market having an excess of estimated fair value over carrying value of 24 percent. A significant reduction in the fair value of the FCC licenses in any of these two markets could result in an impairment charge. The carrying value of the FCC licenses in those two markets represents approximately $231,415 of the Company’s total $725,399 of FCC licenses at December 31, 2012. Goodwill at the Company’s reporting units is somewhat less sensitive as, collectively, reporting units with estimated fair values exceeding their carrying values by more than 30 percent represent over 88 percent of the total investments in goodwill as of December 31, 2012, and impairment charges related to FCC licenses that are recorded in any period will reduce the carrying values of those applicable reporting units prior to the goodwill impairment evaluation. In the Company’s closest market having excess of estimated fair value over carrying values, reporting unit fair value exceeded carrying value by approximately 23 percent. If some or all of the aforementioned key estimates or assumptions change in the future, the Company may be required to record additional impairment charges related to its goodwill and indefinite-lived intangible assets.

The fair value measurements for the Company’s implied goodwill and FCC licenses use significant unobservable Level 3 inputs which reflect its own assumptions about the inputs that market participants would use in measuring fair value, including assumptions about risk. The key assumptions used to determine fair value of the Company’s reporting units and FCC licenses are discussed in Note 1.

A summary of the changes in the Company’s recorded goodwill is below:

	2012	2011
Balance at January 1	$423,873	$423,873
Goodwill impairment	–	–
Balance at December 31	$423,873	$423,873

Note 5: Long-Term Incentive Plan

Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units or stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan. The Company believes that the long-term incentive plan better aligns the interests of its employees with those of its shareholders. Shares of common stock reserved for future grants under the plan were 2,187, 2,975, and 3,996 at December 31, 2012, 2011 and 2010, respectively.

Under the long-term incentive plan, the compensation cost that has been charged against income from continuing operations for the years ended December 31, 2012, 2011 and 2010 was $8,009, $5,579 and $5,842, respectively. The total income tax benefit for continuing operations recognized in the consolidated statements of operations for share-based compensation arrangements was $2,947, $2,067 and $2,153 for the years ended December 31, 2012, 2011 and 2010, respectively.

Options

The non-qualified options granted to employees and outside directors under Belo’s long-term incentive plan become exercisable in cumulative installments over periods of one to three years and expire after 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience using a rolling ten-year average. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. There were no options granted in the year ended December 31, 2012 or 2011.

2010
Weighted average grant date fair value	$4.78
Weighted average assumptions used:
Expected volatility	84.1%
Expected lives	5 yrs
Risk-free interest rates	2.62%
Expected dividend yields	–

A summary of option activity under the long-term incentive plan for the three years ended December 31, 2012, is included in the following table:

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	7,265	$16.06	9,566	$15.50	10,639	$15.69
Granted	–	$–	–	$–	609	$7.09
Exercised	(225)	$1.88	(162)	$1.85	(56)	$1.76
Canceled	(1,506)	$17.13	(2,139)	$14.66	(1,626)	$14.07

Outstanding at December 31	5,534	$16.34	7,265	$16.06	9,566	$15.50

Vested and exercisable at December 31	5,366	$16.63	6,897	$16.55	8,756	$16.58

Weighted average remaining contractual term (in years)	3.0		4.5		3.8

Options granted under the long-term incentive plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the options outstanding have no intrinsic value until exercised. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 is as follows:

2012	$1,207
2011	782
2010	280

The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2012:

Range of Exercise Prices	Number of Options Outstanding(a)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1–6	430	6.0	$1.76	430	$1.76
$7–14	1,324	5.8	$10.23	1,154	$10.69
$15–17	789	2.9	$17.10	789	$17.10
$18–23	2,977	1.4	$21.00	2,977	$21.00

$1–23	5,520	3.0	$16.36	5,350	$16.66

(a)	Comprised of Series B shares

As of December 31, 2012, there was $87 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted average period of 0.2 years.

PAGE 52  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of RSU activity under the long-term incentive plan for the three years ended December 31, 2012, is summarized in the following table.

	2012		2011		2010
	Number of RSUs	Weighted Average Price	Number of RSUs	Weighted Average Price	Number of RSUs	Weighted Average Price
Outstanding at January 1	1,523	$6.38	1,433	$8.23	1,895	$9.86
Granted	1,140	$7.17	836	$7.87	492	$7.20
Vested	(545)	$4.23	(726)	$11.74	(891)	$10.88
Canceled	(53)	$7.33	(20)	$6.31	(63)	$12.04

Outstanding at December 31	2,065	$7.36	1,523	$6.38	1,433	$8.23

Vested at December 31	–	$–	–	$–	–	$–

The fair value of the RSUs granted is determined using the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2012, 2011 and 2010, was $7.17, $7.87 and $7.20, respectively. During 2012, 545 of RSUs were converted into shares of stock and $1,188 in share-based liabilities was paid. During 2011, 726 of RSUs were converted into shares of stock and $2,268 in share-based liabilities was paid. During 2010, 891 of RSUs were converted into shares of stock and $2,447 in share-based liabilities was paid. As of December 31, 2012, there was $5,978 of total unrecognized compensation cost related to non-vested RSUs. The compensation cost is expected to be recognized over a weighted-average period of 1.2 years.

Note 6: Defined Contribution Plans

Belo sponsors a defined contribution plan established effective October 1, 1989. The defined contribution plan covers substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plan and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to statutory limits. Effective January 1, 2011, the Company reinstated matching contributions to its defined contribution plan at a rate of $0.35 per dollar contributed by a participating employee up to 6% of eligible pay. Effective January 1, 2012, the Company increased matching contributions to its defined contribution plan at a rate of $0.50 per dollar contributed by a participating employee up to 6% of eligible pay. Belo’s contributions to its defined contribution plans totaled $3,983 and $2,669 in 2012 and 2011, respectively. There were no matching contributions in 2010.

In March 2007, Belo froze benefits under the Pension Plan. See Note 7. As part of the curtailment of the Pension Plan, the Company is providing transition benefits to affected employees, including supplemental contributions to the Belo pension transition supplement plans, which are defined contribution plans, for a period of up to five years. As a result, during the years ended December 31, 2012, 2011 and 2010, the Company accrued supplemental pension transition contributions for these plans totaling $3,820, $3,079 and $3,148, respectively.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 53

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

PAGE 54  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011, and the accumulated benefit obligation at December 31, 2012 and 2011, are as follows:

	2012	2011
Funded Status
Projected Benefit Obligation
As of January 1	$271,134	$572,097
Pension settlement	–	(339,799)
Actuarial loss	24,330	34,784
Interest cost	12,498	13,265
Benefits paid	(9,791)	(9,213)
As of December 31	$298,171	$271,134
Fair Value of Plan Assets
As of January 1	$158,823	$380,010
Pension settlement	–	(238,833)
Actual return (loss) on plan assets	23,323	(298)
Employer contributions	19,226	27,157
Benefits paid	(9,791)	(9,213)
As of December 31	$191,581	$158,823
Funded Status as of December 31	$(106,590)	$(112,311)
Accumulated Benefit Obligation	$298,171	$271,134

Amounts recognized in the consolidated balance sheets as of December 31, 2012 and 2011 consist of:

	2012	2011
Short-term pension obligation	$20,000	$19,300
Pension obligation	86,590	93,012
Accumulated other comprehensive loss	144,738	133,992

Amounts recognized in accumulated other comprehensive loss as of December 31, 2012 and 2011, include only net actuarial losses.

Belo’s pension costs and obligations are calculated using various actuarial assumptions and methodologies as prescribed under ASC 715. To assist in developing these assumptions and methodologies, Belo uses the services of an independent consulting firm. To determine the benefit obligations, the assumptions the Company uses include, but are not limited to, the selection of the discount rate. In determining the discount rate assumption, the Company used a measurement date of December 31, 2012, and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s Pension Plan. The discount rate used to determine benefit obligations for the Pension Plan as of December 31, 2012 and 2011, was 4.10 percent and 4.69 percent, respectively.

To compute the Company’s net periodic benefit cost in the year ended December 31, 2012, the Company uses actuarial assumptions that include a discount rate and an expected long-term rate of return on plan assets. The discount rate applied in this calculation is the rate used in computing the benefit obligation as of the end of the preceding year. The expected long-term rate of return on plan assets assumption is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date, the end of the year, and was developed through analysis of historical market returns, current market conditions and the Pension Plan assets’ past experience. Although the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Discount rate	4.69%	5.89%	6.18%
Expected long-term rate of return on assets	8.00%	8.00%	8.50%

The net periodic pension cost includes the following components for the years ended December 31, 2012 and 2011, subsequent to the Pension Plan split, and for the year ended December 31, 2010, prior to the Pension Plan split when the Company was the sole plan sponsor:

	2012	2011	2010
Interest cost on projected benefit obligation	$12,498	$13,265	$32,829
Expected return on plan assets	(13,618)	(11,865)	(32,015)
Amortization of net loss	3,878	2,725	4,568
Net periodic pension cost	2,758	4,125	5,382
Settlement charge	–	28,699	–
Net periodic pension cost after settlement charge	$2,758	$32,824	$5,382

As the Pension Plan is frozen, all participants are inactive. Accordingly, the Company is amortizing gains or losses over the average remaining life expectancy of inactive participants. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is approximately $4,500.

The expected benefit payments, net of administrative expenses, under the plan are as follows:

2013	$11,886
2014	12,676
2015	13,542
2016	14,472
2017	15,397

Belo’s funding policy is to contribute annually to the Pension Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, but not in excess of the maximum tax-deductible contribution. During 2012, the Company made contributions totaling $19,226 to the Pension Plan related to the 2012 and 2011 plan years. During 2011, the Company made contributions totaling $27,157 to the Pension Plan related to the 2010 and 2011 plan years and A. H. Belo reimbursed the Company $8,233 of this amount related to contributions for the 2010 plan year. A. H. Belo has no further obligation to reimburse the Company for any contributions after the 2010 plan year. During 2010, the Company made contributions totaling $14,287 to the Pension Plan for the 2009 and 2010 plan years and A. H. Belo reimbursed the Company $8,572 of this amount. The Company currently expects to make contributions totaling $20,000 to the Pension Plan in 2013. No plan assets are expected to be returned to the Company during the year ending December 31, 2013.

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

PAGE 56  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pension Plan weighted-average target allocation and actual asset allocations at December 31, 2012 and 2011 by asset category are as follows:

Asset category	Target Allocation	Actual
		2012	2011
Domestic equity investments	40.0%	38.6%	39.6%
Fixed income investments	30.0%	28.4%	29.7%
International equity investments	20.0%	22.6%	19.5%
Opportunistic investments	10.0%	10.0%	11.2%
Cash	–	0.4%	–
Total	100.0%	100.0%	100.0%

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

Belo also sponsors post-retirement benefit plans for certain employees. Expense for these plans recognized in 2012, 2011 and 2010 was $94, $121, and $76, respectively.

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets and liabilities in active markets;

•	Quoted prices for identical or similar assets and liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the assets or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specific contractual term, Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. These fair value principles are applied to the investments in the Company’s Pension Plan.

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

At December 31, 2012, the Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds based upon closing market quotes of the underlying assets. The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
U.S. equities–large cap	$–	$56,388	$–	$56,388
U.S. fixed income	–	59,832	–	59,832
International equities	–	42,939	–	42,939
U.S. Equities–Small to Mid Cap	–	17,004	–	17,004
Real Estate Investment Trust	–	7,532	–	7,532
International fixed income	–	5,806	–	5,806
Cash	1,205	–	–	1,205
Other	–	875	–	875
Total assets at fair value	$1,205	$190,376	$–	$191,581

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

PAGE 58  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Long-Term Debt

The Company’s Long-term debt consists of the following at December 31, 2012 and 2011:

	2012	2011
6 3/4% Senior Notes due May 30, 2013	$–	$175,748
8% Senior Notes due November 15, 2016	272,025	271,255
7 3/4% Senior Debentures due June 1, 2027	200,000	200,000
7 1/4% Senior Debentures due September 15, 2027	240,000	240,000
Fixed-rate debt	712,025	887,003
Revolving credit facility, including short-term unsecured notes	21,000	–
Total	$733,025	$887,003

The Company’s long-term debt maturities are as follows:

2013	$–
2014	–
2015	–
2016	293,025
2017 and thereafter	440,000
Total	$733,025

The combined weighted average effective interest rate for these debt instruments was 7.5 percent as of both December 31, 2012 and 2011. The weighted average effective interest rate for the fixed rate debt was 7.7 percent and 7.5 percent as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the fair value of Belo’s fixed-rate debt was estimated to be $769,541 and $865,921, respectively. The Company’s publicly held long-term debt is classified as being derived from Level 2 inputs, because the fair value for these instruments is determined utilizing observable inputs in non-active markets.

On November 30, 2012, the Company redeemed the 6 3/4% Senior Notes with a principal balance of $175,925. These notes were originally due May 30, 2013. The Company elected to redeem the notes early and on November 30, 2012, repaid the notes. The Company paid a premium of $5,529 and recorded a charge of $173 related to the write-off of debt issuance costs due to the early redemption.

On December 21, 2011, the Company entered into an Amended and Restated Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., Suntrust Bank, Royal Bank of Canada, and other lenders, which matures upon expiration of the agreement on August 15, 2016 (the Credit Agreement). The Credit Agreement amended and restated the Company’s Prior Credit Agreement. The amendment reduced the total amount of the Credit Agreement to $200,000, extended the maturity date to August 15, 2016, and reduced the existing restrictions on dividend payments, share repurchases, investments and acquisitions and modified certain other terms and conditions. The Credit Agreement may be used for working capital and other general corporate purposes, including letters of credit. The Credit Agreement is guaranteed by the 100%-owned subsidiaries of the Company. Revolving credit borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Commitment fees of up to 0.625 percent per year of the total unused commitment, depending on the Company’s leverage ratio, accrue and are payable under the facility.

The Company is required to maintain certain leverage and interest ratios specified in the agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At December 31, 2012, the maximum allowed leverage ratios are as follows:

From	To	Maximum allowed leverage ratio
December 31, 2012	December 30, 2013	5.50
December 31, 2013	Thereafter	5.00

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is required to have an interest coverage ratio of not less than 2.0 and a senior leverage ratio of less than 1.0. While Belo was well within these limits at December 31, 2012, the failure in the future to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default which, if not cured or waived, would permit acceleration of all our indebtedness and payment obligations. The Prior Credit Agreement did not permit share repurchases. This restriction was eliminated in the Credit Agreement. The Credit Agreement contains additional covenants that are usual and customary for credit facilities of this type. The Credit Agreement allows the Company to pay dividends and repurchase shares up to $100,000 per year as long as the leverage ratio is less than 4.5 and the Company maintains $75,000 of liquidity after any such payment or repurchase is made. Repurchases of the Company’s bonds due in 2016 and 2027 are exempt from the $100,000 per year limitation. Redemption of the Company’s bonds due in 2013, which were retired early on November 30, 2012, was exempt from both the $100,000 per year limitation and the $75,000 liquidity restriction. At December 31, 2012, the Company had $21,000 outstanding under the Credit Agreement, the weighted average interest rate was 2.7 percent, and all unused borrowings were available. Additionally, the Company’s leverage ratio was 2.8, its interest coverage ratio was 3.8 and its senior leverage ratio was 0.1. At December 31, 2012, the Company was in compliance with all debt covenants.

At December 31, 2009, the Company had an Amended and Restated $460,750 Competitive Advance and Revolving Credit Facility Agreement with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Banc of America Securities LLC, Bank of America, N.A. and other lenders, which was set to mature upon expiration of the agreement on December 31, 2012 (the Prior Credit Agreement). On August 20, 2010, the Company voluntarily reduced the commitment to $205,000. The facility was used for working capital and other general corporate purposes, including letters of credit. The Prior Credit Agreement was guaranteed by the 100%-owned subsidiaries of the Company. In connection with the decrease in capacity in 2010 mentioned above, the Company recorded a charge of $1,225 related to the write-off of debt issuance costs. This charge is included in interest expense.

During 2012, 2011 and 2010, cash paid for interest, net of amounts capitalized, was $68,051, $68,607 and $71,993, respectively. At December 31, 2012, Belo had outstanding letters of credit of $4,726 issued in the ordinary course of business.

Note 10: Supplemental Guarantor Information

The Company issued 8.0% Senior Notes due 2016 that are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, consolidated statement of comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non-guarantor subsidiaries consisting of subsidiaries established by Belo subsequent to issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

PAGE 60  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$–	$714,709	$10	$–	$714,719
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	224,072	276	–	224,348
Station programming and other operating costs	–	196,697	1,098	–	197,795
Corporate operating costs	27,534	4,055	1,804	–	33,393
Depreciation	1,235	28,025	843	–	30,103
Total operating costs and expenses	28,769	452,849	4,021	–	485,639
Earnings (loss) from operations	(28,769)	261,860	(4,011)	–	229,080
Other Income and (Expense)
Interest expense	(69,672)	(33)	–	–	(69,705)
Intercompany interest	2,994	(2,994)	–	–	–
Other income (expense), net	(5,819)	3,103	–	–	(2,716)
Total other income and (expense)	(72,497)	76	–	–	(72,421)
Earnings (loss) before income taxes	(101,266)	261,936	(4,011)	–	156,659
Income tax benefit (expense)	37,887	(96,273)	1,457	–	(56,929)
Equity in earnings (loss) of subsidiaries	163,549	–	–	(163,549)	–
Net earnings (loss)	$100,170	$165,663	$(2,554)	$(163,549)	$99,730
Less: Net (loss) from noncontrolling interests	–	–	(440)	–	(440)
Net earnings (loss) attributable to Belo Corp.	$100,170	$165,663	$(2,114)	$(163,549)	$100,170

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$100,170	$165,663	$(2,554)	$(163,549)	$99,730
Amortization of net actuarial loss, net of tax	2,521	–	–	–	2,521
Pension funded status adjustment, net of tax	(9,544)	–	–	–	(9,544)
Comprehensive income (loss)	93,147	165,663	(2,554)	(163,549)	92,707
Less: comprehensive (loss) attributable to noncontrolling interests	–	–	(440)	–	(440)
Comprehensive income (loss) attributable to Belo Corp.	$93,147	$165,663	$(2,114)	$(163,549)	$93,147

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

	Parent	Guarantors	Eliminations	Total
Net Operating Revenues	$–	$650,142	$–	$650,142
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	214,861	–	214,861
Station programming and other operating costs	–	204,973	–	204,973
Corporate operating costs	21,731	3,607	–	25,338
Pension settlement charge and contribution reimbursements	20,466	–	–	20,466
Depreciation	1,247	29,549	–	30,796
Total operating costs and expenses	43,444	452,990	–	496,434
Earnings (loss) from operations	(43,444)	197,152	–	153,708
Other Income and (Expense)
Interest expense	(72,312)	(81)	–	(72,393)
Intercompany interest	4,463	(4,463)	–	–
Other income, net	4,204	2,337	–	6,541
Total other income and (expense)	(63,645)	(2,207)	–	(65,852)
Earnings (loss) before income taxes	(107,089)	194,945	–	87,856
Income tax (expense) benefit	37,962	(67,860)	–	(29,898)
Equity in earnings (loss) of subsidiaries	127,085	–	(127,085)	–
Net earnings (loss)	$57,958	$127,085	$(127,085)	$57,958

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2011

	Parent	Guarantors	Eliminations	Total
Net earnings (loss)	$57,958	$127,085	$(127,085)	$57,958
Amortization of net actuarial loss, net of tax	1,771	–	–	1,771
Pension funded status adjustment, net of tax	(31,611)	–	–	(31,611)
Split of Pension Plan with A. H. Belo, net of tax	85,222	–	–	85,222
Comprehensive income (loss)	$113,340	$127,085	$(127,085)	$113,340

PAGE 62  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent	Guarantors	Eliminations	Total
Net Operating Revenues	$–	$687,395	$–	$687,395
Operating Costs and Expenses
Station salaries, wages and employee benefits	–	209,945	–	209,945
Station programming and other operating costs	–	199,304	–	199,304
Corporate operating costs	32,676	3,811	–	36,487
Pension contribution reimbursements	(8,572)	–	–	(8,572)
Depreciation	1,766	32,927	–	34,693
Total operating costs and expenses	25,870	445,987	–	471,857
Earnings (loss) from operations	(25,870)	241,408	–	215,538
Other Income and (Expense)
Interest expense	(77,778)	(117)	–	(77,895)
Intercompany interest	6,850	(6,850)	–	–
Other income, net	1,080	297	–	1,377
Total other income and (expense)	(69,848)	(6,670)	–	(76,518)
Earnings (loss) before income taxes	(95,718)	234,738	–	139,020
Income tax (expense) benefit	38,449	(90,563)	–	(52,114)
Equity in earnings (loss) of subsidiaries	144,175	–	(144,175)	–
Net earnings (loss)	$86,906	$144,175	$(144,175)	$86,906

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2010

	Parent	Guarantors	Eliminations	Total
Net earnings (loss)	$86,906	$144,175	$(144,175)	$86,906
Amortization of net actuarial loss, net of tax	2,969	–	–	2,969
Pension funded status adjustment, net of tax	(6,107)	–	–	(6,107)
Comprehensive income (loss)	$83,768	$144,175	$(144,175)	$83,768

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and temporary cash investments	$6,833	$2,500	$104	$–	$9,437
Accounts receivable, net	487	140,107	11	–	140,605
Prepaid and other current assets	4,017	13,674	66	–	17,757
Total current assets	11,337	156,281	181	–	167,799
Property, plant and equipment, net	2,865	129,262	14,395	–	146,522
Intangible assets, net	–	725,399	–	–	725,399
Goodwill	–	423,873	–	–	423,873
Deferred income taxes	42,528	–	–	(42,528)	–
Intercompany receivable	636,455	–	–	(636,455)	–
Investment in subsidiaries	483,181	–	–	(483,181)	–
Other assets	18,297	17,635	67	–	35,999
Total assets	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,154	$11,812	$382	$–	$20,348
Accrued expenses	16,202	25,432	423	–	42,057
Short-term pension obligation	20,000	–	–	–	20,000
Income taxes payable	9,043	–	–	–	9,043
Deferred revenue	–	2,911	–	–	2,911
Dividends payable	8,331	–	–	–	8,331
Accrued interest payable	9,123	–	–	–	9,123
Total current liabilities	70,853	40,155	805	–	111,813
Long-term debt	733,025	–	–	–	733,025
Deferred income taxes	–	299,552	840	(42,528)	257,864
Pension obligation	86,590	–	–	–	86,590
Intercompany payable	–	632,543	3,912	(636,455)	–
Other liabilities	4,471	6,105	–	–	10,576
Total shareholders’ equity	299,724	474,095	9,086	(483,181)	299,724
Total liabilities and shareholders’ equity	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

PAGE 64  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and temporary cash investments	$59,339	$1,755	$24	$–	$61,118
Accounts receivable, net	166	149,418	–	–	149,584
Income tax receivable	31,629	–	–	–	31,629
Other current assets	4,621	12,071	–	–	16,692
Total current assets	95,755	163,244	24	–	259,023
Property, plant and equipment, net	3,683	139,335	14,097	–	157,115
Intangible assets, net	–	725,399	–	–	725,399
Goodwill	–	423,873	–	–	423,873
Deferred income taxes	45,831	–	–	(45,831)	–
Intercompany receivable	687,324	–	–	(687,324)	–
Investment in subsidiaries	463,580	–	–	(463,580)	–
Other assets	23,908	22,220	67	–	46,195
Total assets	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,387	$11,266	$24	$–	$19,677
Accrued expenses	12,975	21,986	–	–	34,961
Short-term pension obligation	19,300	–	–	–	19,300
Income taxes payable	12,922	–	–	–	12,922
Deferred revenue	–	3,435	–	–	3,435
Dividends payable	5,189	–	–	–	5,189
Accrued interest payable	10,378	–	–	–	10,378
Total current liabilities	69,151	36,687	24	–	105,862
Long-term debt	887,003	–	–	–	887,003
Deferred income taxes	–	290,192	–	(45,831)	244,361
Pension obligation	93,012	–	–	–	93,012
Intercompany payable	–	687,324	–	(687,324)	–
Other liabilities	3,712	10,452	–	–	14,164
Total shareholders’ equity	267,203	449,416	14,164	(463,580)	267,203
Total liabilities and shareholders’ equity	$1,320,081	$1,474,071	$14,188	$(1,196,735)	$1,611,605

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent	Guarantors	Non- Guarantors	Total
Operations
Net cash provided (used for) by operations	$13,334	$178,367	$(2,144)	$189,557
Investments
Capital expenditures	(6,223)	(14,736)	(330)	(21,289)
Other investments, net	(857)	2,777	–	1,920
Net cash used for investments	(7,080)	(11,959)	(330)	(19,369)
Financing
Net proceeds from revolving debt	23,000	–	–	23,000
Payments on revolving debt	(2,000)	–	–	(2,000)
Extinguishment of debt	(181,454)	–	–	(181,454)
Dividends on common stock	(56,290)	–	–	(56,290)
Common stock repurchased	(5,964)	–	–	(5,964)
Net proceeds from exercise of stock options	421	–	–	421
Excess tax benefit from option exercises	418	–	–	418
Intercompany activity	163,109	(165,663)	2,554	–
Net cash provided by (used for) financing	(58,760)	(165,663)	2,554	(221,869)
Net increase (decrease) in cash and temporary cash investments	(52,506)	745	80	(51,681)
Cash and temporary cash investments at beginning of period	59,339	1,755	24	61,118
Cash and temporary cash investments at end of period	$6,833	$2,500	$104	$9,437

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Guarantors	Non- Guarantors	Total
Operations
Net cash provided by operations	$8,607	$72,843	$–	$81,450
Investments
Capital expenditures	(4,822)	(10,936)	–	(15,758)
Proceeds from disposition of real estate	–	5,919	–	5,919
Other investments, net	(797)	2,898	–	2,101
Net cash used for investments	(5,619)	(2,119)	–	(7,738)
Financing
Net proceeds from revolving debt	32,000	–	–	32,000
Payments on revolving debt	(43,000)	–	–	(43,000)
Dividends on common stock	(10,369)	–	–	(10,369)
Net proceeds from exercise of stock options	300	–	–	300
Excess tax benefit from option exercises	166	–	–	166
Intercompany activity	71,964	(71,988)	24	–
Net cash provided by (used for) financing	51,061	(71,988)	24	(20,903)
Net increase (decrease) in cash and temporary cash investments	54,049	(1,264)	24	52,809
Cash and temporary cash investments at beginning of period	5,290	3,019	–	8,309
Cash and temporary cash investments at end of period	$59,339	$1,755	$24	$61,118

PAGE 66  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Guarantors	Total
Operations
Net cash provided by (used for) operations	$(12,561)	$156,026	$143,465
Investments
Capital expenditures	(1,686)	(13,282)	(14,968)
Other investments, net	3,524	3,296	6,820
Net cash provided by (used for) investments	1,838	(9,986)	(8,148)
Financing
Net proceeds from revolving debt	49,700	–	49,700
Payments on revolving debt	(181,700)	–	(181,700)
Net proceeds from exercise of stock options	99	–	99
Excess tax benefit from option exercises	93	–	93
Intercompany activity	144,175	(144,175)	–
Net cash provided by (used for) financing	12,367	(144,175)	(131,808)
Net increase in cash and temporary cash investments	1,644	1,865	3,509
Cash and temporary cash investments at beginning of period	3,646	1,154	4,800
Cash and temporary cash investments at end of period	$5,290	$3,019	$8,309

Note 11: Common and Preferred Stock

The total number of authorized shares of common stock is 450 million shares. The Company has two series of common stock outstanding, Series A and Series B, each with a par value of $0.01 per share. The Series A and Series B shares are identical except as noted herein. Series B shares are entitled to 10 votes per share on all matters submitted to a vote of shareholders, while the Series A shares are entitled to one vote per share. Series B shares are convertible at any time on a one-for-one basis into Series A shares but Series A shares are not convertible into Series B shares. Shares of Belo’s Series A common stock are traded on the New York Stock Exchange (NYSE symbol: BLC). There is no established public trading market for shares of Series B common stock. Transferability of the Series B shares is limited to family members and affiliated entities of the holder. Upon any other type of transfer, the Series B shares automatically convert into Series A shares.

On May 8, 2012, the shareholders of the Company approved amendments to, and the restatement of, the Company’s Certificate of Incorporation to, among other things, reduce the par value of Belo’s common stock from $1.67 per share to $0.01 per share and the par value of Belo’s preferred stock from $1.00 per share to $0.01 per share. The Company has reflected the change in par values at December 31, 2012, and has retrospectively restated the Consolidated Condensed Balance Sheet as of December 31, 2011, and the Consolidated Statement of Shareholders’ Equity effective December 31, 2009, to reflect the change in par values.

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors on December 9, 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of December 31, 2012, under this authority was 12,010 shares. The Credit Agreement allows for share repurchases under certain conditions as described in Note 9. The Prior Credit Agreement did not allow for share repurchases. There were no share repurchases in 2011 or 2010. During 2012, the Company repurchased 1,021 shares for a cost of $5,964. All shares repurchased were retired in the period repurchased.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Earnings Per Share

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three years in the period ended December 31, 2012 (in thousands, except per share amounts):

	2012	2011	2010
Income (Numerator)
Net earnings attributable to Belo Corp.	$100,170	$57,958	$86,906
Less: Income to participating securities	(1,049)	(730)	(1,303)
Income available to common stockholders	99,121	57,228	85,603
Effect of dilutive securities	2	2	5
Income available to common stockholders plus assumed conversions	$99,123	$57,230	$85,608
Shares (Denominator)
Weighted average shares outstanding (basic)	103,507	103,606	103,026
Dilutive effect of employee stock options and PBRSUs	505	374	411
Adjusted weighted average shares outstanding	104,012	103,980	103,437
Net earnings per share:
Basic	$0.96	$0.55	$0.83
Diluted	$0.95	$0.55	$0.83

In calculating diluted earnings per share (EPS) for the years ended December 31, 2012, 2011 and 2010, the Company excluded common stock options for 5,794 shares, 6,946 shares and 9,174 shares, respectively, because to include them would be anti-dilutive. For the year outstanding December 31, 2012, the company excluded performance based RSUs (PBRSUs) of 237 because to include them would be anti-dilutive. Additionally, for the years ended December 31, 2012, 2011 and 2010, the Company excluded from the diluted EPS calculation restricted stock units (RSUs) of 303, 457 and 337, respectively, because they are participating securities.

Note 13: Income Taxes

Income tax expense for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Current:
Federal	$34,457	$18,906	$(5,562)
State	5,190	2,877	1,920
Total current	39,647	21,783	(3,642)
Deferred
Federal	16,132	7,237	52,369
State	1,150	878	3,387
Total deferred	17,282	8,115	55,756
Total income tax expense	$56,929	$29,898	$52,114

PAGE 68  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2012, 2011 and 2010 differs from amounts computed by applying the applicable U.S. federal income tax rate as follows:

	2012	2011	2010
Computed expected income tax expense	$54,831	$30,749	$48,657
State income tax expense	4,122	2,441	3,478
Domestic Production Activity Deduction	(2,695)	(1,190)	(595)
Settlements of tax matters	–	(2,972)	–
Other	671	870	574
Total income tax expense	$56,929	$29,898	$52,114
Effective income tax rate	36.3%	34.0%	37.5%

Significant components of Belo’s deferred tax liabilities and assets as of December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax liabilities:
Excess tax amortization	$298,959	$284,257
Excess tax depreciation	10,159	12,105
Expenses deductible for tax purposes in a year different from the year accrued	22,295	16,507
Total deferred tax liabilities	331,413	312,869
Deferred tax assets:
Accrued pension liability	50,658	47,030
Deferred compensation and benefits	12,409	11,174
State taxes	6,656	6,254
Net operating losses, state	5,614	5,664
Expenses deductible for tax purposes in a year different from the year accrued	3,190	3,383
Other	2,058	2,239
Deferred tax assets	80,585	75,744
Valuation allowance for deferred taxes	(5,614)	(5,664)
Total deferred tax assets, net	74,971	70,080
Net deferred tax liability	$256,442	$242,789

In 2007, Belo applied for a change in accounting method with the Internal Revenue Service (IRS) related to the deduction of amortization expense associated with certain intangibles. In November of 2010, the Company received a consent letter from the IRS approving the change in accounting method and subsequently filed an amendment to its 2007 federal tax return. The IRS completed its final review in 2011 and the Company received the tax refund of $31,615 in January 2012.

The Company has identified as major tax jurisdictions, as defined in ASC 740-10, its federal income tax return and its state income tax returns in five states. The Company’s federal income tax returns for the years ended December 31, 2007 through December 31, 2008 have been closed, except for certain net operating loss carry-back provisions related to the tax matters agreement with A. H. Belo. The Company’s federal income tax returns for the years subsequent to December 31, 2008, remain subject to examination. During 2011, the Company resolved various refund claims and other matters with tax authorities. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2006.

As of December 31, 2012, the Company has cumulative deferred taxes from state taxable net operating losses of $5,614. These net operating losses can be carried forward to offset future taxable income and are expected to be used and/or will expire between 2013 and 2024.

In the year ended December 31, 2011, the Company received satisfactory resolution of certain tax matters, which resulted in a reduction in tax expense of $2,972.

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the change in reserve for uncertain tax positions, excluding related accrued interest and penalties.

	2012	2011
Balance at January 1	$888	$4,248
Increases in tax positions for prior years	–	255
Decreases in tax positions for prior years	(351)	–
Settlements with taxing authorities	–	(3,615)
Balance at end of year	$537	$888

The entire reserve for uncertain tax positions of $537 and $888 as of December 31, 2012 and 2011, respectively, would affect the Company’s effective tax rate if and when recognized in future years. The Company recognizes interest and penalty charges related to the reserve for uncertain tax positions as interest expense. No interest and penalties were recognized for the years ended December 31, 2012 and 2011. The Company has no accrued interest or penalties as of December 31, 2012 or 2011.

Note 14: Commitments

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not recorded in the financial statements. Broadcast rights and programming also include estimates for reverse compensation to be paid to networks to the extent contracts are in place. In addition, the Company has contractual obligations for capital expenditures that primarily relate to television broadcast facilities. The table below summarizes the following specified commitments of the Company as of December 31, 2012:

Nature of Commitment	Total	2013	2014	2015	2016	2017	Thereafter
Broadcast rights and programming	$83,850	$40,499	$28,191	$8,197	$1,668	$1,403	$3,892
Capital expenditures and licenses	3,421	3,421	–	–	–	–	–
Non-cancelable operating leases	17,803	2,426	1,686	1,348	1,158	1,117	10,068
Total	$105,074	$46,346	$29,877	$9,545	$2,826	$2,520	$13,960

Broadcast rights and programming – Includes broadcast rights for both syndicated programs that have been delivered and are available for broadcasting, as well as programs that have not yet been produced. Also includes amounts fixed or currently accrued under network affiliation agreements and excludes variable amounts payable under network affiliation agreements where estimates are less certain.

Total lease expense for property and equipment was $4,315, $5,093 and $5,320 in 2012, 2011 and 2010, respectively.

Note 15: Contingent Liabilities

On October 24, 2006, 18 former employees of The Dallas Morning News filed a lawsuit against The Dallas Morning News, the Company, and others in the United States District Court for the Northern District of Texas. The plaintiffs’ lawsuit mainly consisted of claims of unlawful discrimination and ERISA violations. On March 28, 2011, the District Court granted defendants summary judgment and dismissed all claims. On July 15, 2011, the plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On August 20, 2012, the Fifth Circuit affirmed the District Court’s decision. Plaintiffs’ time to seek review by the U. S. Supreme Court has since expired. Therefore the summary judgment has been affirmed and all claims dismissed.

Various legal proceedings are pending against the Company, including matters relating to alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial condition of the Company.

PAGE 70  Belo Corp.  2012 Annual Report on Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Supplemental Cash Flow Information

Supplemental cash flow information for each of the three years in the period ended December 31, 2012 is as follows:

	2012	2011	2010
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$68,051	$68,607	$71,993
Income taxes paid, net of refunds	$8,448	$26,983	$26,061

Note 17: Quarterly Results of Operations (unaudited)

Following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011. Certain previously reported information has been reclassified to conform to the current year presentation.

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$155,898	$177,619	$176,273	$204,929
Operating costs and expenses
Station salaries, wages and employee benefits	55,699	56,437	54,776	57,436
Station programming and other operating costs	45,317	48,074	50,520	53,884
Corporate operating costs	7,732	8,550	7,501	9,610
Depreciation	7,462	7,472	7,528	7,641
Total operating costs and expenses	116,210	120,533	120,325	128,571
Other income (expense), net	501	1,378	497	(5,092)
Interest expense	(17,662)	(17,714)	(17,683)	(16,646)
Income tax expense	(8,235)	(14,917)	(14,148)	(19,629)
Net earnings	$14,292	$25,833	$24,614	$34,991
Less: Net loss attributable to noncontrolling interests	–	(98)	(203)	(139)
Net earnings attributable to Belo Corp.	$14,292	$25,931	$24,817	$35,130
Basic earnings per share:	$0.14	$0.24	$0.24	$0.34
Diluted earnings per share:	$0.14	$0.24	$0.24	$0.34

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net operating revenues	$151,470	$166,379	$151,999	$180,294
Operating costs and expenses
Station salaries, wages and employee benefits	53,836	54,525	52,467	54,033
Station programming and other operating costs	50,196	52,565	51,788	50,424
Corporate operating costs	6,299	6,692	5,112	7,235
Pension settlement charge and contribution reimbursements	20,466	–	–	–
Depreciation	7,924	7,707	7,614	7,551
Total operating costs and expenses	138,721	121,489	116,981	119,243
Other income, net	180	649	986	4,726
Interest expense	(17,983)	(18,050)	(17,771)	(18,589)
Income tax (expense) benefit	740	(9,402)	(4,520)	(16,716)
Net earnings (loss)	$(4,314)	$18,087	$13,713	$30,472
Basic earnings (loss) per share:	$(0.04)	$0.17	$0.13	$0.29
Diluted earnings (loss) per share:	$(0.04)	$0.17	$0.13	$0.29

Belo Corp.  2012 Annual Report on Form 10-K  PAGE 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As indicated in Note 1, the Company’s presentation of total comprehensive income for the year ended December 31, 2011, has been revised to include the recognition of an $85,222 credit related to its Pension Plan split with A.H. Belo. The $85,222 credit was appropriately recorded as a component of accumulated other comprehensive loss and recognized in total equity for all periods presented, but was excluded in 2011 from the subtotal of total comprehensive income. Additionally, in the presentation of the Condensed Consolidated Statements of Comprehensive Income within the Company’s 2012 Forms 10-Q, total comprehensive income from comparative 2011 periods also excluded the $85,222 Pension Plan item. A revised presentation of 2011 total comprehensive income is as follows:

	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011	Nine Months Ended September 30, 2011
Net earnings (loss)	$(4,314)	$13,773	$27,486
Amortization of net actuarial loss, net of tax	442	884	1,325
Pension funded status adjustment, net of tax	–	–	–
Split of Pension Plan with A. H. Belo	85,222	85,222	85,222
Total comprehensive income	$81,350	$99,879	$114,033

This revised presentation had no effect on the Company’s 2012 Forms 10-Q Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Earnings or Consolidated Condensed Statements of Cash Flows for any period presented, and the Company’s total shareholders’ equity was not affected.

PAGE 72  Belo Corp.  2012 Annual Report on Form 10-K