Form 10-Q
period 2013-03-31
BELO CORP
filed 2013-04-26
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2013
Common Stock, $0.01 par value	103,771,473*

*	Consisting of 95,497,930 shares of Series A Common Stock and 8,273,543 shares of Series B Common Stock.

BELO CORP.

FORM 10-Q

PART I.

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands, except per share amounts (unaudited)	2013	2012
Net Operating Revenues	$160,338	$155,898

Operating Costs and Expenses
Station salaries, wages and employee benefits	55,634	55,699
Station programming and other operating costs	48,647	45,317
Corporate operating costs	8,880	7,732
Depreciation	6,976	7,462

Total operating costs and expenses	120,137	116,210

Earnings from operations	40,201	39,688

Other Income and (Expense)
Interest expense	(14,613)	(17,662)
Other income, net	682	501

Total other income and (expense)	(13,931)	(17,161)

Earnings before income taxes	26,270	22,527
Income tax expense	9,603	8,235

Net earnings	$16,667	$14,292

Less: Net (loss) attributable to noncontrolling interests	(5)	—

Net earnings attributable to Belo Corp.	$16,672	$14,292

Earnings Per Share
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

Weighted Average Shares Outstanding
Basic	103,567	103,934
Diluted	104,174	104,257

Dividends declared per share	$0.08	$0.08

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2013	2012
Net earnings	$16,667	$14,292
Other comprehensive income:
Amortization of net actuarial loss, net of tax	730	624

Comprehensive income	17,397	14,916
Less: comprehensive (loss) attributable to non-controlling interests	(5)	—

Comprehensive income attributable to Belo Corp.	$17,402	$14,916

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except per share amounts (unaudited)	March 31, 2013	December 31, 2012
Assets

Current assets:
Cash and temporary cash investments	$5,086	$9,437
Accounts receivable, net	135,878	140,605
Other current assets	16,769	17,757

Total current assets	157,733	167,799

Property, plant and equipment, net	144,082	146,522
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	35,371	35,999

Total assets	$1,486,458	$1,499,592

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$14,580	$20,348
Accrued expenses	33,418	42,057
Short-term pension obligation	20,000	20,000
Accrued interest payable	14,146	9,123
Income taxes payable	7,665	9,043
Dividends payable	8,332	8,331
Deferred revenue	3,392	2,911

Total current liabilities	101,533	111,813

Long-term debt	720,014	733,025
Deferred income taxes	261,708	257,864
Pension obligation	81,415	86,590
Other liabilities	10,357	10,576

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; none issued
Common stock, $0.01 par value. Authorized 450,000 shares
Series A: Issued 95,488 shares at March 31, 2013 and 95,036 shares at December 31, 2012	955	950
Series B: Issued 8,276 shares at March 31, 2013 and 8,282 shares at December 31, 2012	83	83
Additional paid-in capital	1,092,433	1,089,764
Accumulated deficit	(687,961)	(696,269)
Accumulated other comprehensive loss	(93,634)	(94,364)

Total Belo Corp. shareholders’ equity	311,876	300,164
Noncontrolling interests	(445)	(440)

Total shareholders’ equity	311,431	299,724

Total liabilities and shareholders’ equity	$1,486,458	$1,499,592

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

	Three months ended March 31,
In thousands (unaudited)	2013	2012
Operations
Net earnings	$16,667	$14,292
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,976	7,462
Pension contributions	(4,300)	(3,751)
Deferred income taxes	3,242	3,193
Employee retirement benefit expense	241	666
Share-based compensation	2,278	791
Other non-cash items	578	869
Equity (income) loss from partnerships	(706)	(360)
Other, net	(16)	45
Net change in operating assets and liabilities:
Accounts receivable, net	4,474	15,499
Income tax receivable	—	31,615
Other current assets and other assets	544	3,356
Accounts payable	(3,693)	(2,606)
Accrued expenses	(9,002)	(3,674)
Accrued interest payable	5,023	7,722
Income taxes payable	(1,378)	(7,013)

Net cash provided by operations	20,928	68,106

Investments
Capital expenditures	(4,672)	(3,932)

Net cash used for investments	(4,672)	(3,932)

Financing
Net proceeds from revolving debt	18,500	—
Payments on revolving debt	(31,700)	—
Dividends paid on common stock	(8,362)	(5,201)
Net proceeds from exercise of stock options	640	40
Excess tax benefit from option exercises	315	44

Net cash used for financing	(20,607)	(5,117)

Net increase (decrease) in cash and temporary cash investments	(4,351)	59,057
Cash and temporary cash investments at beginning of period	9,437	61,118

Cash and temporary cash investments at end of period	$5,086	$120,175

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Belo Corp. and Subsidiaries

(in thousands, except per share amounts)

(1)	The accompanying unaudited consolidated condensed financial statements of Belo Corp. and subsidiaries (the Company or Belo) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All amounts are in thousands, except per share amounts, unless otherwise indicated.

(2)	In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The new standard is effective for annual and interim periods beginning after December 15, 2012. This ASU affects presentation only and has no effect on the Company’s financial condition, results of operations or cash flows.

(3)	Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any of A. H. Belo’s newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any of the Company’s television station businesses or related assets. Subsequent to the 2008 spin-off of A. H. Belo, the Company’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services related to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreement, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo co-own certain investments in third party businesses which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the third party investments included in the Company’s net earnings are immaterial.

(4)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS) for the three months ended March 31, 2013 and 2012.

	2013	2012
Income (Numerator)
Net earnings attributable to Belo Corp.	$16,672	$14,292
Less: Income to participating securities	(160)	(188)

Income available to common stockholders plus assumed conversions	$16,512	$14,104

Shares (Denominator)
Weighted average shares outstanding (basic)	103,567	103,934
Dilutive effect of employee stock options and PBRSUs	607	323

Adjusted weighted average shares outstanding	104,174	104,257

Net earnings per share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

In calculating diluted EPS for the three months ended March 31, 2013, the Company excluded common stock options for 4,974 shares because to include them would be anti-dilutive. For the three months ended March 31, 2013, the Company also excluded from the diluted EPS calculation restricted stock units (RSUs) of 1,297 because they are participating securities. Additionally, for the three months ended March 31, 2013, the Company excluded performance based RSUs (PBRSUs) of 421 because to include them would be anti-dilutive.

In calculating diluted EPS for the three months ended March 31, 2012, the Company excluded common stock options for 6,875 shares because to include them would be anti-dilutive. Additionally, for the three months ended March 31, 2012, the Company excluded from the diluted EPS calculation 718 restricted stock units (RSUs) because they are participating securities.

(5)

At March 31, 2013, Belo had $712,214 in fixed-rate debt securities as follows: $272,214 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.7%.

At March 31, 2013, Belo also had variable-rate debt capacity of $200,000 under a credit agreement (Credit Agreement). The Company is required to maintain certain leverage and interest coverage ratios specified in the Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2013 the Company had $7,800 outstanding under the Credit Agreement, the weighted average interest rate was 2.9 percent, and all unused borrowings were available. At March 31, 2013, the Company’s leverage ratio was 2.7, its interest coverage ratio was 4.0 and its senior leverage ratio was 0.0. At March 31, 2013, the Company was in compliance with all debt covenant requirements.

At March 31, 2013 the fair value of Belo’s fixed-rate debt was estimated to be $755,825. The Company’s publicly held long-term debt is classified as Level 2, because the fair value for these instruments is determined utilizing observable inputs in non-active markets.

(6)	The Company’s 8% Senior Notes are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of earnings and comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non guarantor subsidiaries consisting of subsidiaries subsequent to the date of issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Earnings

For the Three Months Ended March 31, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$160,338	$—	$—	$160,338

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	55,334	300	—	55,634
Station programming and other operating costs	—	48,527	120	—	48,647
Corporate operating costs	7,603	902	375	—	8,880
Depreciation	343	6,418	215	—	6,976

Total operating costs and expenses	7,946	111,181	1,010	—	120,137

Earnings (loss) from operations	(7,946)	49,157	(1,010)	—	40,201

Other Income and (Expense)
Interest expense	(14,612)	(1)	—	—	(14,613)
Intercompany interest	736	(736)	—	—	—
Other income (expense), net	(133)	815	—	—	682

Total other income and (expense)	(14,009)	78	—	—	(13,931)

Earnings (loss) before income taxes	(21,955)	49,235	(1,010)	—	26,270

Income tax benefit (expense)	8,295	(18,267)	369	—	(9,603)
Equity in earnings (loss) of subsidiaries	30,332	—	—	(30,332)	—

Net earnings (loss)	$16,672	$30,968	$(641)	$(30,332)	$16,667
Less: Net (loss) from noncontrolling interests	—	—	(5)	—	(5)

Net earnings (loss) attributable To Belo Corp.	$16,672	$30,968	$(636)	$(30,332)	$16,672

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$16,672	$30,968	$(641)	$(30,332)	$16,667
Amortization of net actuarial loss, net of tax	730	—	—	—	730

Comprehensive income (loss)	17,402	30,968	(641)	(30,332)	17,397
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(5)	—	(5)

Comprehensive income (loss) attributable to Belo Corp.	$17,402	$30,968	$(636)	$(30,332)	$17,402

Condensed Consolidating Statement of Earnings

For the Three Months Ended March 31, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$155,898	$—	$—	$155,898

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	55,699	—	—	55,699
Station programming and other operating costs	—	45,317	—	—	45,317
Corporate operating costs	6,701	798	233	—	7,732
Depreciation	277	6,978	207	—	7,462

Total operating costs and expenses	6,978	108,792	440	—	116,210

Earnings (loss) from operations	(6,978)	47,106	(440)	—	39,688

Other Income and (Expense)
Interest expense	(17,648)	(14)	—	—	(17,662)
Intercompany interest	744	(744)	—	—	—
Other income, net	97	404	—	—	501

Total other income and (expense)	(16,807)	(354)	—	—	(17,161)

Earnings (loss) before income taxes	(23,785)	46,752	(440)	—	22,527

Income tax benefit (expense)	8,967	(17,363)	161	—	(8,235)
Equity in earnings (loss) of subsidiaries	29,110	—	—	(29,110)	—

Net earnings (loss)	$14,292	$29,389	$(279)	$(29,110)	$14,292

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2012

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$14,292	$29,389	$(279)	$(29,110)	$14,292
Amortization of net actuarial loss, net of tax	624	—	—	—	624

Comprehensive income (loss)	$14,916	$29,389	$(279)	$(29,110)	$14,916

Condensed Consolidating Balance Sheet

As of March 31, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$2,426	$2,640	$20	$—	$5,086
Accounts receivable, net	462	135,367	49	—	135,878
Other current assets	3,790	12,920	59	—	16,769

Total current assets	6,678	150,927	128	—	157,733

Property, plant and equipment, net	2,570	127,324	14,188	—	144,082
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	39,850	—	—	(39,850)	—
Intercompany receivable	603,495	—	—	(603,495)	—
Investment in subsidiaries	513,512	—	—	(513,512)	—
Other assets	17,612	17,692	67	—	35,371

Total assets	$1,183,717	$1,445,215	$14,383	$(1,156,857)	$1,486,458

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$4,966	$9,508	$106	$—	$14,580
Accrued expenses	10,385	22,855	178	—	33,418
Short-term pension obligation	20,000	—	—	—	20,000
Income taxes payable	7,665	—	—	—	7,665
Deferred revenue	—	3,392	—	—	3,392
Dividends payable	8,332	—		—	8,332
Accrued interest payable	14,146	—	—	—	14,146

Total current liabilities	65,494	35,755	284	—	101,533

Long-term debt	720,014	—	—	—	720,014
Deferred income taxes	—	300,783	775	(39,850)	261,708
Pension obligation	81,415	—	—	—	81,415
Intercompany payable	—	598,620	4,875	(603,495)	—
Other liabilities	5,363	4,994	—	—	10,357
Total shareholders’ equity	311,431	505,063	8,449	(513,512)	311,431

Total liabilities and shareholders’ equity	$1,183,717	$1,445,215	$14,383	$(1,156,857)	$1,486,458

Condensed Consolidating Balance Sheet

As of December 31, 2012

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$6,833	$2,500	$104	$—	$9,437
Accounts receivable, net	487	140,107	11	—	140,605
Prepaid and other current assets	4,017	13,674	66	—	17,757

Total current assets	11,337	156,281	181	—	167,799

Property, plant and equipment, net	2,865	129,262	14,395	—	146,522
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	42,528	—	—	(42,528)	—
Intercompany receivable	636,455	—	—	(636,455)	—
Investment in subsidiaries	483,181	—	—	(483,181)	—
Other assets	18,297	17,635	67	—	35,999

Total assets	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,154	$11,812	$382	$—	$20,348
Accrued expenses	16,202	25,432	423	—	42,057
Short-term pension obligation	20,000	—	—	—	20,000
Income taxes payable	9,043	—	—	—	9,043
Deferred revenue	—	2,911	—	—	2,911
Dividends payable	8,331	—	—	—	8,331
Accrued interest payable	9,123	—	—	—	9,123

Total current liabilities	70,853	40,155	805	—	111,813

Long-term debt	733,025	—	—	—	733,025
Deferred income taxes	—	299,552	840	(42,528)	257,864
Pension obligation	86,590	—	—	—	86,590
Intercompany payable	—	632,543	3,912	(636,455)	—
Other liabilities	4,471	6,105	—	—	10,576
Total shareholders’ equity	299,724	474,095	9,086	(483,181)	299,724

Total liabilities and shareholders’ equity	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Total
Operations
Net cash provided by (used for) operations	$(14,083)	$35,723	$(712)	$20,928

Investments
Capital expenditures	(49)	(4,615)	(8)	(4,672)

Net cash used for investments	(49)	(4,615)	(8)	(4,672)

Financing
Net proceeds from revolving debt	18,500	—	—	18,500
Payments on revolving debt	(31,700)	—	—	(31,700)
Dividends paid on common stock	(8,362)	—	—	(8,362)
Net proceeds from exercise of stock options	640	—	—	640
Excess tax benefit from option exercises	315	—	—	315
Intercompany activity	30,332	(30,968)	636	—

Net cash provided by (used for) financing activities	9,725	(30,968)	636	(20,607)

Net increase (decrease) in cash and temporary cash investments	(4,407)	140	(84)	(4,351)
Cash and temporary cash investments at beginning of period	6,833	2,500	104	9,437

Cash and temporary cash investments at end of period	$2,426	$2,640	$20	$5,086

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Total
Operations
Net cash provided by (used for) operations	$36,523	$31,862	$(279)	$68,106

Investments
Capital expenditures	(1,567)	(2,365)	—	(3,932)

Net cash used for investments	(1,567)	(2,365)	—	(3,932)

Financing
Dividends paid on common stock	(5,201)	—	—	(5,201)
Net proceeds from exercise of stock options	40	—	—	40
Excess tax benefit from option exercises	44	—	—	44
Intercompany activity	29,110	(29,389)	279	—

Net cash provided by (used for) financing activities	23,993	(29,389)	279	(5,117)

Net increase in cash and temporary cash investments	58,949	108	—	59,057
Cash and temporary cash investments at beginning of period	59,339	1,755	24	61,118

Cash and temporary cash investments at end of period	$118,288	$1,863	$24	$120,175

(7)	Belo has a long-term incentive plan under which awards may be granted to employees and non-employee directors in the form of non-qualified stock options, incentive stock options, restricted shares, RSUs, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

Share-based compensation cost for awards to Belo’s employees and non-employee directors was $4,137 and $2,695, for the three months ended March 31, 2013 and 2012, respectively.

(8)	Net periodic pension cost includes the following components for the three months ended March 31, 2013 and 2012:

	2013	2012
Interest cost on projected benefit obligation	$2,959	$3,115
Expected return on assets	(3,834)	(3,392)
Amortization of actuarial net loss	1,123	960

Net periodic pension cost	$248	$683

(9)	The following table sets forth allocation of equity between controlling and noncontrolling interests as of March 31, 2013:

	Belo Corp.	Noncontrolling
	Shareholders’	Interests	Total
	Equity	Equity	Equity
Balance at December 31, 2012	$300,164	$(440)	$299,724
Net earnings (loss)	16,672	(5)	16,667
Dividends declared	(8,363)	—	(8,363)
Share-based compensation	1,718	—	1,718
Exercise of stock options	640	—	640
Excess tax benefit from long-term incentive plan	315	—	315
Accumulated other comprehensive income	730	—	730

Balance at March 31, 2013	$311,876	$(445)	$311,431

The following table sets forth the changes in Accumulated Other Comprehensive Loss by component for the three months ended March 31, 2013:

Defined Benefit Plan
Balance at December 31, 2012	$(94,364)
Amounts reclassified from AOCL, net of tax	730

Balance at March 31, 2013	$(93,634)

The following table sets forth the reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2013:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive loss components	comprehensive loss	net earnings is presented
Amortization of defined benefit pension items:
Actuarial losses, total before tax	$1,123	Included in net periodic pension costs (Note 8)
	(393)	Deferred tax expense

	$730	Net of tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except per share amounts)

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

The following table sets forth the Company’s major media assets as of March 31, 2013:

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. As part of these agreements, the network has the right to sell most of the advertising time during such broadcasts. As affiliation agreements renew, cash payments are made by the Company to the networks for compensation related to programming provided by such networks. The Company’s current affiliation agreements provide for payments to certain networks and one additional affiliation agreement is expected to include payments to the applicable network beginning in 2013. Cash payments to networks under the affiliation agreements are included in programming expense.

The principal source of the Company’s revenue is the sale of airtime to local, regional and national advertisers. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations in the first quarter of 2013, as compared to the first quarter of 2012, is provided below.

Results of Operations

Three Months ended March 31,	2013	Percentage Change	2012
Net operating revenues	$160,338	2.8%	$155,898
Operating costs and expenses	120,137	3.4%	116,210

Earnings from operations	40,201	1.3%	39,688
Other income (expense)	(13,931)	(18.8%)	(17,161)

Earnings before income taxes	26,270	16.6%	22,527
Income tax expense	(9,603)	16.6%	(8,235)

Net earnings	16,667	16.6%	14,292
Less: Net (loss) from noncontrolling interests	(5)	NM	—

Net earnings attributable to Belo Corp.	$16,672	16.7%	$14,292

NM is not meaningful

Net Operating Revenues

Three Months ended March 31,	2013	Percentage Change	2012
Spot advertising revenue	$126,299	0.9%	$125,224
Other revenue	34,039	11.0%	30,674

Net operating revenues	$160,338	2.8%	$155,898

Spot advertising revenue increased $1,075, or 0.9 percent, in the first three months of 2013 compared to the first three months of 2012. This increase is primarily due to a $2,026 increase in total local and national spot revenues, partially offset by a $951 decrease in political spot revenues. Political spot revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Spot advertising, excluding political, was up 1.6 percent with increases in the automotive, retail and telecommunications categories, partially offset by decreases in the healthcare, restaurant and entertainment categories. Other revenue increased primarily due to a 21.6 percent increase in Internet revenue and an 8.0 percent increase in retransmission revenue.

Operating Costs and Expenses

Station salaries, wages and employee benefits decreased $65, or 0.1 percent, primarily due to decreases in pension-related expenses of $1,150, partially offset by increases in self insured medical expense of $863 and equity-based compensation of $402. In the first quarter 2012, the Company recognized credits related to better medical claims experience. The higher equity-based compensation is primarily attributable to increases in the Company’s share price during the quarter on previously awarded long-term incentives. Station programming and other operating costs increased $3,330, or 7.3 percent, primarily due to increases in network-related programming costs.

Corporate operating costs increased $1,148 in the first quarter 2013, due primarily to higher equity-based compensation resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives.

Other Income (Expense)

Interest expense decreased $3,049, or 17.3 percent, due primarily to the early redemption in November 2012 of the Company’s Senior Notes originally due May 2013.

Income Tax Expense

Income taxes increased $1,368, for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, primarily due to higher pretax earnings in 2013.

Station-Adjusted EBITDA

Three Months ended March 31,	2013	Percentage Change	2012
Station-Adjusted EBITDA	$56,057	2.1%	$54,882
Corporate operating costs	(8,880)	14.8%	(7,732)
Depreciation	(6,976)	(6.5%)	(7,462)

Earnings from operations	$40,201	1.3%	$39,688

Belo’s management uses Station-Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station-Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges and corporate operating costs. Other income (expense), net is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station-Adjusted EBITDA is a common alternative measure of performance in the broadcast television industry used by investors, financial analysts and rating agencies to evaluate financial performance.

For the three months ended March 31, 2013, Station-Adjusted EBITDA increased $1,175, or 2.1 percent, compared with the three months ended March 31, 2012. As discussed above, this increase was primarily due to an increase in combined local and national spot revenue, partially offset by increases in programming costs.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows

Net cash provided by operations was $20,928 in the first quarter 2013 compared with $68,106 in the first quarter 2012. The 2013 operating cash flows were provided primarily by net earnings adjusted for non-cash and pension-related items, and routine changes in working capital. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash items, receipt of a $31,615 income tax refund, and routine changes in working capital. The decrease in net cash provided by operations is primarily due to the receipt of the federal income tax refund in the first quarter 2012.

Investing Cash Flows

Net cash flows used for investing activities were $4,672 in the first quarter 2013 compared to $3,932 in the first quarter 2012. The investing cash flows were used for capital expenditures.

Financing Cash Flows

Net cash flows used for financing activities were $20,607 in the first quarter 2013 compared with $5,117 in the first quarter 2012. The 2013 financing activity cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and dividends paid. The 2012 financing activity cash flows consisted primarily of dividends paid.

Long-Term Debt

At March 31, 2013, Belo had $712,214 in fixed-rate debt securities as follows: $272,214 of 8% Senior Notes due 2016, $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.7%.

At March 31, 2013, Belo also had variable-rate debt capacity of $200,000 under a credit agreement (Credit Agreement). The Company is required to maintain certain leverage and interest coverage ratios specified in the Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At March 31, 2013 the Company had $7,800 outstanding under the Credit Agreement, the weighted average interest rate was 2.9 percent, and all unused borrowings were available. At March 31, 2013, the Company’s leverage ratio was 2.7, its interest coverage ratio was 4.0 and its senior leverage ratio was 0.0. At March 31, 2013, the Company was in compliance with all debt covenant requirements.

Dividends

On March 1, 2013, the Company paid a quarterly dividend of $8,362, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of February 8, 2013.

On February 28, 2013, the Company declared a quarterly dividend of eight cents per share on Series A and Series B common stock outstanding, to be paid on May 31, 2013, to shareholders of record on May 10, 2013.

Share Repurchase Program

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of March 31, 2013, under this authority was 12,010 shares. During the first quarter 2013, no shares were repurchased.

Other

The Company has various sources available to meet its 2013 capital and operating commitments, including cash on hand, short-term investments, internally-generated funds and the $200,000 Credit Agreement. The Company believes its resources are adequate to meet its foreseeable needs.

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

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from the disclosure included in the Company’s Annual Report on Form-10-K for the fiscal year ended December 31, 2012.

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

Exhibit Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company dated May 9, 2012 (Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012 (Securities and Exchange Commission File No. 001-08598)(the “May 10, 2012 Form 8-K”))

3.2	*	Certificate of Designation of Series B Common Stock of the Company dated May 9, 2012 (Exhibit 3.1(i) to the May 10, 2012 Form 8-K)

3.3	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

3.4	*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No. 001-08598))

3.5	*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.5 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.1 to the May 10, 2012 Form 8-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.2 to the May 10, 2012 Form 8-K)

4.4	Instruments defining rights of debt securities:

	(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

	(2)	*	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

	(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

	(4)	*	(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

		*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

	(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

	(6)	*	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

	(7)	*	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

	(8)	*	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1	Financing agreements:

	(1)	*	Amendment and Restated Revolving Credit Facility Agreement, dated as of December 21, 2011, among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; JPMorgan Securities LLC, Suntrust Robinson Humphrey, Inc., and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners; Suntrust Bank and Royal Bank of Canada as Co-Syndication agents, The Northern Trust Company and Capital One N.A. as Co-Documentation Agents (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011 (Securities and Exchange file No. 001-08598)(the “December 22, 2011 Form 8-K”))

	(2)	*	Guarantee Agreement dated as of December 21, 2011, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the December 22, 2011 Form 8-K)

~10.2	Compensatory plans:

	~(1)		Belo Savings Plan:

		*	(a) Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

		*	(b) First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598))

		*	(c) Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No 001-08598)( the “2008 Form 10-K”))

		*	(d) Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)

		*	(e) Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No. 001-08598))

	*	(f)	Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010 (Exhibit 10.2.1(f) to the Company’s Annual Report on Form 10-K dated March 11, 2011 (Securities and Exchange Commission file No. 001-08598))

~(2)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702))

	*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the Company’s Quarterly report on form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702))

	*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598)(the “1999 Form 10-K”))

	*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

	*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

~(3)	*	Management Security Plan (Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K dated March 12, 1997 (Securities and Exchange Commission No. 001-08598))

	*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

~(4)		Belo Supplemental Executive Retirement Plan

	*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

	*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

	*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

~(5)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

	*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))

	*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))

~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))

	*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))

	*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

	*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*	(d) Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)

	~(7)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

		*	(a) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Option Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598))

		*	(b) Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012 (Securities and Exchange Commission file No. 001-08598))

		*	(c) Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

	~(8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~(9)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		*	(a) First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

		*	(a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598)(the “October 8, 2010 Form 8-K”))

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¥101.INS	XBRL Instance Document

¥101.SCH	XBRL Taxonomy Extension Schema Document

¥101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

¥101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

¥101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

¥101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

April 26, 2013	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)