Form 10-Q
period 2013-06-30
BELO CORP
filed 2013-07-31
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Stock, $0.01 par value	103,857,692*

*	Consisting of 95,587,053 shares of Series A Common Stock and 8,270,639 shares of Series B Common Stock.

BELO CORP.

FORM 10-Q

PART I.

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Belo Corp. and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts (unaudited)	2013	2012	2013	2012
Net Operating Revenues	$173,507	$177,619	$333,845	$333,517

Operating Costs and Expenses
Station salaries, wages and employee benefits	56,444	56,437	112,078	112,136
Station programming and other operating costs	48,273	48,074	96,920	93,391
Corporate operating costs	12,677	8,550	21,557	16,282
Depreciation	7,127	7,472	14,103	14,934

Total operating costs and expenses	124,521	120,533	244,658	236,743

Earnings from operations	48,986	57,086	89,187	96,774

Other Income and (Expense)
Interest expense	(14,564)	(17,714)	(29,177)	(35,376)
Other income, net	47	1,378	729	1,879

Total other income and (expense)	(14,517)	(16,336)	(28,448)	(33,497)

Earnings before income taxes	34,469	40,750	60,739	63,277
Income tax expense	12,597	14,917	22,200	23,152

Net earnings	21,872	25,833	38,539	40,125

Less: Net income (loss) attributable to non- controlling interests	5	(98)	—	(98)

Net earnings attributable to Belo Corp.	$21,867	$25,931	$38,539	$40,223

Earnings Per Share
Basic	$0.21	$0.24	$0.37	$0.38
Diluted	$0.21	$0.24	$0.37	$0.38

Weighted Average Shares Outstanding
Basic	103,822	103,774	103,695	103,854
Diluted	104,583	104,068	104,367	104,163

Dividends declared per share	$—	$—	$0.08	$0.08

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Belo Corp. and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In thousands (unaudited)	2013	2012	2013	2012
Net earnings	$21,872	$25,833	$38,539	$40,125
Other comprehensive income:
Amortization of net actuarial loss, net of tax	812	624	1,542	1,248

Comprehensive income	22,684	26,457	40,081	41,373
Less: comprehensive earnings (loss) attributable to non-controlling interests	5	(98)	—	(98)

Comprehensive income attributable to Belo Corp.	$22,679	$26,555	$40,081	$41,471

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except per share amounts (unaudited)	June 30, 2013	December 31, 2012
Assets

Current assets:
Cash and temporary cash investments	$7,460	$9,437
Accounts receivable, net	139,765	140,605
Other current assets	16,272	17,757

Total current assets	163,497	167,799

Property, plant and equipment, net	143,967	146,522
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	34,757	35,999

Total assets	$1,491,493	$1,499,592

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,654	$20,348
Accrued expenses	39,256	42,057
Short-term pension obligation	20,000	20,000
Accrued interest payable	9,118	9,123
Income taxes payable	2,348	9,043
Dividends payable	—	8,331
Deferred revenue	2,628	2,911

Total current liabilities	89,004	111,813

Long-term debt	715,305	733,025
Deferred income taxes	266,031	257,864
Pension obligation	74,769	86,590
Other liabilities	10,463	10,576

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; none issued
Common stock, $0.01 par value. Authorized 450,000 shares
Series A: Issued 95,587 shares at June 30, 2013 and 95,036 shares at December 31, 2012	956	950
Series B: Issued 8,271 shares at June 30, 2013 and 8,282 shares at December 31, 2012	83	83
Additional paid-in capital	1,093,810	1,089,764
Accumulated deficit	(666,106)	(696,269)
Accumulated other comprehensive loss	(92,822)	(94,364)

Total Belo Corp. shareholders’ equity	335,921	300,164
Noncontrolling interests	—	(440)

Total shareholders’ equity	335,921	299,724

Total liabilities and shareholders’ equity	$1,491,493	$1,499,592

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

	Six months ended June 30,
In thousands (unaudited)	2013	2012
Operations
Net earnings	$38,539	$40,125
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	14,103	14,934
Loss on dissolution of non-controlling interest	440	—
Pension contributions	(10,000)	(8,051)
Deferred income taxes	7,642	7,476
Employee retirement benefit expense	539	1,328
Share-based compensation	6,335	1,605
Other non-cash items	1,137	911
Equity (income) loss from partnerships	(1,201)	(1,024)
Other, net	326	667
Net change in operating assets and liabilities:
Accounts receivable, net	354	9,242
Income tax receivable	—	31,615
Other current assets and other assets	(177)	749
Accounts payable	(4,694)	(2,123)
Accrued expenses	(3,874)	5,084
Accrued interest payable	(5)	(272)
Income taxes payable	(6,695)	(7,108)

Net cash provided by operations	42,769	95,158

Investments
Capital expenditures	(11,067)	(10,788)
Other investments, net	—	(477)

Net cash used for investments	(11,067)	(11,265)

Financing
Net proceeds from revolving debt	68,400	—
Payments on revolving debt	(86,500)	—
Dividends paid on common stock	(16,707)	(13,531)
Common stock repurchased	—	(5,964)
Net proceeds from exercise of stock options	813	76
Excess tax benefit from option exercises	315	77

Net cash used for financing	(33,679)	(19,342)

Net increase (decrease) in cash and temporary cash investments	(1,977)	64,551
Cash and temporary cash investments at beginning of period	9,437	61,118

Cash and temporary cash investments at end of period	$7,460	$125,669

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All amounts are in thousands, except per share amounts, unless otherwise indicated.

(2)	On June 12, 2013, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Gannett Co., Inc., (Gannett), and Delta Acquisition Corp., a wholly-owned subsidiary of Gannett (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (Merger), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Gannett. The Merger Agreement also contemplates that simultaneous with the completion of the Merger, Gannett will undertake a restructuring whereby certain television stations owned by the Company will be transferred to qualified third-party purchasers under asset purchase and related agreements. Subject to antitrust approval, Federal Communications Commission (FCC) approval, approval by holders of two-thirds of the voting power of Belo shares, and customary closing conditions, the Company expects the Merger to be consummated by the end of 2013.

Subject to the terms and conditions in the Merger Agreement, which has been approved by the board of directors for each of the Company, Gannett and Merger Sub, at the effective time of the Merger, each outstanding share of the Company’s Series A and Series B common stock, other than shares owned by a shareholder exercising appraisal rights and shares owned by the Company, any Company subsidiary, Gannett or Merger Sub, will be converted into the right to receive $13.75 in cash, without interest. The Merger Agreement also provides that at the effective time of the Merger, each outstanding stock option of the Company, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash without interest equal to the product of the excess, if any, of the merger consideration over the applicable exercise price per share of such stock option multiplied by the number of shares of common stock for which such stock option may be exercised, and each outstanding restricted stock unit (RSU), whether vested or unvested, will be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock subject to such RSU multiplied by the merger consideration in respect of such share, plus any accrued but unpaid dividend equivalents.

The Merger Agreement contains customary representations and warranties from the Company, Gannett and Merger Sub, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company’s business during the interim period between the execution of the Merger Agreement and the closing of the transactions contemplated by the Merger Agreement, (2) the Company’s obligations to facilitate its shareholders’ consideration of, and voting upon, the approval of the Merger Agreement and the transactions contemplated thereby, and (3) subject to certain exceptions, the recommendation by the Company’s board of directors in favor of the approval by the Company’s shareholders of the Merger Agreement and the transactions contemplated thereby. The Company, subject to certain exceptions, has also agreed not to (i) solicit proposals relating to any competing change in control transactions or (ii) participate in any discussions or furnish any non-public information to any person concerning any proposals for competing change in control transactions.

The Merger Agreement provides certain termination rights for both the Company and Gannett and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Gannett a termination fee of $51.5 million.

Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders representing at least two-thirds of the voting power of the outstanding shares of Series A and Series B common stock entitled to vote, (2) receipt of required regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act and FCC consent for the transactions, (3) completion of the restructuring, and (4) the absence of any order or injunction prohibiting the completion of the transactions. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement.

On July 24, 2013, certain media advocacy groups petitioned the FCC to not consent to the Merger. Also on July 24, 2013, a cable association and certain cable and satellite service providers petitioned the FCC to not consent to the Merger or in the alternative, condition the FCC’s consent. The Company believes the petitions are without merit and will oppose them.

In connection with entering into the Merger Agreement, Gannett entered into voting and support agreements and irrevocable proxies with the Company and each of the members of the Company’s management committee and board of directors (collectively, Voting Agreements). Collectively, these shareholders hold in the aggregate approximately 42% of the voting power of the outstanding shares of the Company’s common stock. The Voting Agreements generally require that the shareholders subject to such agreements (i) vote all of their shares of the Company’s common stock in favor of the Merger Agreement and against any competing transaction, (ii) grant Gannett an irrevocable proxy to vote such shares or execute consents in favor of the Merger Agreement and the transactions contemplated thereby, and (iii) generally prohibit, with limited exceptions, such shareholders from transferring their shares of the Company’s common stock prior to the completion of the Merger. The Voting Agreements will terminate upon the earlier of the completion of the Merger and the termination of the Merger Agreement in accordance with its terms.

There are certain contingent costs relating to the Merger that, because they are contingent, are not reflected in the Company’s unaudited condensed consolidated financial statements as of June 30, 2013. These contingent costs include a $9,500 transaction fee due to RBC Capital Markets, LLC upon consummation of the Merger.

(3)	In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The new standard is effective for annual and interim periods beginning after December 15, 2012. This ASU affects presentation only and has no effect on the Company’s financial condition, results of operations or cash flows.

(4)	Belo and A. H. Belo Corporation (A. H. Belo), who have two common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any of A. H. Belo’s newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any of the Company’s television station businesses or related assets. Subsequent to the 2008 spin-off of A. H. Belo, the Company’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services provided pursuant to these agreements generate continuing cash flows between Belo and A. H. Belo, the amounts are not significant to the ongoing operations of the Company. Under the services agreements, the Company and A. H. Belo (or their respective subsidiaries) provide each other various services and/or support. Belo and A. H. Belo co-own certain investments in third party businesses, which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the third party investments included in the Company’s net earnings is immaterial.

(5)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income (Numerator)
Net earnings attributable to Belo Corp.	$21,867	$25,931	$38,539	$40,223
Less: Income to participating securities	(264)	(523)	(423)	(570)

Income available to common shareholders plus assumed conversions	$21,603	$25,408	$38,116	$39,653

Shares (Denominator)
Weighted average shares outstanding (basic)	103,822	103,774	103,695	103,854
Dilutive effect of employee stock options and PBRSUs	761	294	672	309

Adjusted weighted average shares outstanding	104,583	104,068	104,367	104,163

Earnings per share:
Basic	$0.21	$0.24	$0.37	$0.38
Diluted	$0.21	$0.24	$0.37	$0.38

In calculating diluted EPS for the three and six months ended June 30, 2013, the Company excluded common stock options for 4,758 shares and 4,788 shares, respectively, because to include them would be anti-dilutive. For the three and six months ended June 30, 2013, the Company also excluded from the diluted EPS calculation restricted stock units (RSUs) of 1,254 because they are participating securities. Additionally, for the three and six months ended June 30, 2013, the Company excluded performance based RSUs (PBRSUs) of 307 and 366, respectively, because to include them would be anti-dilutive.

In calculating diluted EPS for the three and six months ended June 30, 2012, the Company excluded common stock options for 6,730 shares and 6,723 shares, respectively, because to include them would be anti-dilutive. Additionally, for the three and six months ended June 30, 2012, the Company excluded from the diluted EPS calculation 1,284 RSUs because they are participating securities.

(6)

At June 30, 2013, Belo had $712,405 in fixed-rate debt securities as follows: $272,405 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.7%.

At June 30, 2013, Belo had variable-rate debt capacity of $200,000 under a revolving credit agreement (Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2013, the Company had $2,900 outstanding under the Credit Agreement, the weighted average interest rate was 4.25 percent, and all unused borrowings were available. At June 30, 2013, the Company’s leverage ratio was 2.7, its interest coverage ratio was 4.1 and its senior leverage ratio was 0.0. At June 30, 2013, the Company was in compliance with all debt covenant requirements.

At June 30, 2013, the fair value of Belo’s fixed-rate debt was estimated to be $750,900. The Company’s publicly held long-term debt is classified as Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets.

(7)	The Company’s 8% Senior Notes are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non-guarantor subsidiaries consisting of subsidiaries subsequent to the date of issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Earnings

For the Three Months Ended June 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$173,507	$—	$—	$173,507

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	56,194	250	—	56,444
Station programming and other operating costs	—	48,089	184	—	48,273
Corporate operating costs	10,883	1,374	420	—	12,677
Depreciation	349	6,562	216	—	7,127

Total operating costs and expenses	11,232	112,219	1,070	—	124,521

Earnings (loss) from operations	(11,232)	61,288	(1,070)	—	48,986

Other Income and (Expense)
Interest expense	(14,549)	(15)	—	—	(14,564)
Intercompany interest	745	(745)	—	—	—
Other income (expense), net	(886)	915	18	—	47

Total other income and (expense)	(14,690)	155	18	—	(14,517)

Earnings (loss) before income taxes	(25,922)	61,443	(1,052)	—	34,469

Income tax benefit (expense)	9,744	(22,726)	385	—	(12,597)
Equity in earnings (loss) of subsidiaries	38,045	—	—	(38,045)	—

Net earnings (loss)	$21,867	$38,717	$(667)	$(38,045)	$21,872
Less: Net earnings from non-controlling interests	—	—	5	—	5

Net earnings (loss) attributable To Belo Corp.	$21,867	$38,717	$(672)	$(38,045)	$21,867

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$21,867	$38,717	$(667)	$(38,045)	$21,872
Amortization of net actuarial loss, net of tax	812	—	—	—	812

Comprehensive income (loss)	22,679	38,717	(667)	(38,045)	22,684
Less: comprehensive income attributable to noncontrolling interests	—	—	5	—	5

Comprehensive income (loss) attributable to Belo Corp.	$22,679	$38,717	$(672)	$(38,045)	$22,679

Condensed Consolidating Statement of Earnings

For the Three Months Ended June 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$177,619	$—	$—	$177,619

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	56,437	—	—	56,437
Station programming and other operating costs	—	47,874	200	—	48,074
Corporate operating costs	6,759	1,048	743	—	8,550
Depreciation	313	6,945	214	—	7,472

Total operating costs and expenses	7,072	112,304	1,157	—	120,533

Earnings (loss) from operations	(7,072)	65,315	(1,157)	—	57,086

Other Income and (Expense)
Interest expense	(17,705)	(9)	—	—	(17,714)
Intercompany interest	745	(745)	—	—	—
Other income (expense), net	(35)	1,413	—	—	1,378

Total other income and (expense)	(16,995)	659	—	—	(16,336)

Earnings (loss) before income taxes	(24,067)	65,974	(1,157)	—	40,750

Income tax benefit (expense)	9,086	(24,427)	424	—	(14,917)
Equity in earnings (loss) of subsidiaries	40,912	—	—	(40,912)	—

Net earnings (loss)	25,931	41,547	(733)	(40,912)	25,833
Less: Net (loss) from noncontrolling interests	—	—	(98)	—	(98)

Net earnings (loss) attributable to Belo Corp.	$25,931	$41,547	$(635)	$(40,912)	$25,931

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$25,931	$41,547	$(733)	$(40,912)	$25,833
Amortization of net actuarial loss, net of tax	624	—	—	—	624

Comprehensive income (loss)	26,555	41,547	(733)	(40,912)	26,457
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(98)	—	(98)
Comprehensive income (loss) attributable to Belo Corp.	$26,555	$41,547	$(635)	$(40,912)	$26,555

Condensed Consolidating Statement of Earnings

For the Six Months Ended June 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$333,845	$—	$—	$333,845

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	111,528	550	—	112,078
Station programming and other operating costs	—	96,616	304	—	96,920
Corporate operating costs	18,486	2,276	795	—	21,557
Depreciation	692	12,980	431	—	14,103

Total operating costs and expenses	19,178	223,400	2,080	—	244,658

Earnings (loss) from operations	(19,178)	110,445	(2,080)	—	89,187

Other Income and (Expense)
Interest expense	(29,161)	(16)	—	—	(29,177)
Intercompany interest	1,481	(1,481)	—	—	—
Other income (expense), net	(1,019)	1,730	18	—	729

Total other income and (expense)	(28,699)	233	18	—	(28,448)

Earnings (loss) before income taxes	(47,877)	110,678	(2,062)	—	60,739

Income tax benefit (expense)	18,039	(40,993)	754	—	(22,200)
Equity in earnings (loss) of subsidiaries	68,377	—	—	(68,377)	—

Net earnings (loss)	$38,539	$69,685	$(1,308)	$(68,377)	$38,539
Less: Net (loss) from noncontrolling interests	—	—	—	—	—

Net earnings (loss) attributable To Belo Corp.	$38,539	$69,685	$(1,308)	$(68,377)	$38,539

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$38,539	$69,685	$(1,308)	$(68,377)	$38,539
Amortization of net actuarial loss, net of tax	1,542	—	—	—	1,542

Comprehensive income (loss)	40,081	69,685	(1,308)	(68,377)	40,081
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income (loss) attributable to Belo Corp.	$40,081	$69,685	$(1,308)	$(68,377)	$40,081

Condensed Consolidating Statement of Earnings

For the Six Months Ended June 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$333,517	$—	$—	$333,517

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	112,136	—	—	112,136
Station programming and other operating costs	—	93,191	200	—	93,391
Corporate operating costs	13,460	1,846	976	—	16,282
Depreciation	590	13,923	421	—	14,934

Total operating costs and expenses	14,050	221,096	1,597	—	236,743

Earnings (loss) from operations	(14,050)	112,421	(1,597)	—	96,774

Other Income and (Expense)
Interest expense	(35,353)	(23)	—	—	(35,376)
Intercompany interest	1,489	(1,489)	—	—	—
Other income, net	62	1,817	—	—	1,879

Total other income and (expense)	(33,802)	305	—	—	(33,497)

Earnings (loss) before income taxes	(47,852)	112,726	(1,597)	—	63,277

Income tax benefit (expense)	18,053	(41,790)	585	—	(23,152)
Equity in earnings (loss) of subsidiaries	70,022	—	—	(70,022)	—

Net earnings (loss)	40,223	70,936	(1,012)	(70,022)	40,125
Less: Net loss from noncontrolling interests	—	—	(98)	—	(98)

Net earnings (loss) attributable to Belo Corp.	$40,223	$70,936	$(914)	$(70,022)	$40,223

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$40,223	$70,936	$(1,012)	$(70,022)	$40,125
Amortization of net actuarial loss, net of tax	1,248	—	—	—	1,248

Comprehensive income (loss)	41,471	70,936	(1,012)	(70,022)	41,373
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(98)	—	(98)

Comprehensive income (loss) attributable to Belo Corp.	$41,471	$70,936	$(914)	$(70,022)	$41,471

Condensed Consolidating Balance Sheet

As of June 30, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$3,826	$3,634	$—	$—	$7,460
Accounts receivable, net	114	139,649	2	—	139,765
Other current assets	5,609	10,622	41	—	16,272

Total current assets	9,549	153,905	43	—	163,497

Property, plant and equipment, net	2,629	127,305	14,033	—	143,967
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	36,119	—	—	(36,119)	—
Intercompany receivable	568,917	—	—	(568,917)	—
Investment in subsidiaries	551,557	—	—	(551,557)	—
Other assets	16,468	18,222	67	—	34,757

Total assets	$1,185,239	$1,448,704	$14,143	$(1,156,593)	$1,491,493

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$6,212	$9,357	$85	$—	$15,654
Accrued expenses	16,841	22,184	231	—	39,256
Short-term pension obligation	20,000	—	—	—	20,000
Income taxes payable	2,348	—	—	—	2,348
Deferred revenue	—	2,628	—	—	2,628
Dividends payable	—	—	—	—	—
Accrued interest payable	9,118	—	—	—	9,118

Total current liabilities	54,519	34,169	316	—	89,004

Long-term debt	715,305	—	—	—	715,305
Deferred income taxes	—	301,444	706	(36,119)	266,031
Pension obligation	74,769	—	—	—	74,769
Intercompany payable	—	563,573	5,344	(568,917)	—
Other liabilities	4,725	5,738	—	—	10,463
Total shareholders’ equity	335,921	543,780	7,777	(551,557)	335,921

Total liabilities and shareholders’ equity	$1,185,239	$1,448,704	$14,143	$(1,156,593)	$1,491,493

Condensed Consolidating Balance Sheet

As of December 31, 2012

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$6,833	$2,500	$104	$—	$9,437
Accounts receivable, net	487	140,107	11	—	140,605
Prepaid and other current assets	4,017	13,674	66	—	17,757

Total current assets	11,337	156,281	181	—	167,799

Property, plant and equipment, net	2,865	129,262	14,395	—	146,522
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	42,528	—	—	(42,528)	—
Intercompany receivable	636,455	—	—	(636,455)	—
Investment in subsidiaries	483,181	—	—	(483,181)	—
Other assets	18,297	17,635	67	—	35,999

Total assets	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,154	$11,812	$382	$—	$20,348
Accrued expenses	16,202	25,432	423	—	42,057
Short-term pension obligation	20,000	—	—	—	20,000
Income taxes payable	9,043	—	—	—	9,043
Deferred revenue	—	2,911	—	—	2,911
Dividends payable	8,331	—	—	—	8,331
Accrued interest payable	9,123	—	—	—	9,123

Total current liabilities	70,853	40,155	805	—	111,813

Long-term debt	733,025	—	—	—	733,025
Deferred income taxes	—	299,552	840	(42,528)	257,864
Pension obligation	86,590	—	—	—	86,590
Intercompany payable	—	632,543	3,912	(636,455)	—
Other liabilities	4,471	6,105	—	—	10,576
Total shareholders’ equity	299,724	474,095	9,086	(483,181)	299,724

Total liabilities and shareholders’ equity	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(unaudited)

			Non-
	Parent	Guarantors	Guarantors	Total
Operations
Net cash provided by (used for) operations	$(37,248)	$81,361	$(1,344)	$42,769

Investments
Capital expenditures	(457)	(10,542)	(68)	(11,067)

Net cash used for investments	(457)	(10,542)	(68)	(11,067)

Financing
Net proceeds from revolving debt	68,400	—	—	68,400
Payments on revolving debt	(86,500)	—	—	(86,500)
Dividends paid on common stock	(16,707)	—	—	(16,707)
Net proceeds from exercise of stock options	813	—	—	813
Excess tax benefit from option exercises	315	—	—	315
Intercompany activity	68,377	(69,685)	1,308	—

Net cash provided by (used for) financing activities	34,698	(69,685)	1,308	(33,679)

Net increase (decrease) in cash and temporary cash investments	(3,007)	1,134	(104)	(1,977)
Cash and temporary cash investments at beginning of period	6,833	2,500	104	9,437

Cash and temporary cash investments at end of period	$3,826	$3,634	$—	$7,460

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

Share-based compensation expense for awards to Belo’s employees and non-employee directors was $4,544 and $8,681, for the three and six months ended June 30, 2013. Share-based compensation expense for awards to Belo’s employees and non-employee directors was $1,218 and $3,913, for the three and six months ended June 30, 2012.

(9)	Net periodic pension cost includes the following components for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$3,012	$3,115	$5,971	$6,230
Expected return on assets	(3,958)	(3,393)	(7,792)	(6,785)
Amortization of net loss	1,250	960	2,373	1,920

Net periodic pension cost	$304	$682	$552	$1,365

(10)	Effective January 1, 2013, the Company discontinued its ownership in a majority-owned subsidiary. The following table sets forth allocation of equity between controlling and noncontrolling interests as of June 30, 2013:

	Belo Corp.	Noncontrolling
	Shareholders’	Interests	Total
	Equity	Equity	Equity
Balance at December 31, 2012	$300,164	$(440)	$299,724
Net earnings (loss)	38,539	440	38,979
Dividends declared	(8,375)	—	(8,375)
Share-based compensation	2,923	—	2,923
Exercise of stock options	813	—	813
Excess tax benefit from long-term incentive plan	315	—	315
Other comprehensive income	1,542	—	1,542

Balance at June 30, 2013	$335,921	$—	$335,921

The following table sets forth the changes in Accumulated Other Comprehensive Loss by component for the six months ended June 30, 2013:

Defined Benefit Plan
Balance at December 31, 2012	$(94,364)
Amounts reclassified from AOCL, net of tax Amounts reclassified from AOCL, net of tax	1,542

Balance at June 30, 2013	$(92,822)

The following table sets forth the reclassifications out of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2013:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive loss components	comprehensive loss	net earnings is presented
Three months ended June 30, 2013:
Amortization of defined benefit pension items:
Actuarial losses, total before tax	$1,250	Included in net periodic pension costs (Note 9)
	(438)	Deferred tax expense

	$812	Net of tax

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive loss components	comprehensive loss	net earnings is presented
Six months ended June 30, 2013:
Amortization of defined benefit pension items:
Actuarial losses, total before tax	$2,373	Included in net periodic pension costs (Note 9)
	(831)	Deferred tax expense

	$1,542	Net of tax

(11)

On June 14, 2013, a purported class action lawsuit was filed by a purported individual shareholder of the Company in the 68th Judicial District Court of Dallas County, Texas, against the Company, Gannett Co., Inc., and members of the Company’s board of directors. On June 17, 2013, June 24, 2013, and July 16, 2013, respectively, three similar lawsuits were filed by different purported shareholders of the Company in the Chancery Court of the State of Delaware against the Company, members of the Belo board, Gannett Co., Inc. and Gannett’s merger subsidiary. The lawsuits arise out of the Company’s Merger Agreement with Gannett Co., Inc., announced on June 13, 2013. The four lawsuits challenge the Merger, asserting claims of breach of fiduciary duty against the individual defendants and aiding and abetting breach of this duty against the corporate defendants. On July 9, 2013, the Delaware Chancery Court ordered the consolidation of two of the Delaware complaints, and on July 11, 2013, Delaware plaintiffs filed an amended, consolidated complaint. The plaintiffs of the third and substantially similar complaint filed in the Delaware Chancery Court have requested that their action be consolidated into the consolidated lawsuit. The Company believes the lawsuits are without merit and intends to vigorously defend against them.

In addition to the proceedings disclosed above, other legal proceedings are pending against the Company, including several actions for alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations and comprehensive income (loss), liquidity or financial position of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and related Notes filed as part of this report.

Proposed Merger with Gannett Co., Inc.

On June 12, 2013, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Gannett Co., Inc., (Gannett), and Delta Acquisition Corp., a wholly-owned subsidiary of Gannett (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (Merger), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Gannett. The Merger Agreement also contemplates that simultaneous with the completion of the Merger, Gannett will undertake a restructuring whereby certain television stations owned by the Company will be transferred to qualified third-party purchasers under asset purchase and related agreements (Restructuring). Subject to antitrust approval, Federal Communications Commission approval, approval by holders of two-thirds of the voting power of Belo shares, and customary closing conditions, the Company expects the Merger to be consummated by the end of 2013.

Subject to the terms and conditions in the Merger Agreement, which has been approved by the board of directors for each of the Company, Gannett and Merger Sub, at the effective time of the Merger, each outstanding share of the Company’s Series A and Series B common stock, other than shares owned by a shareholder exercising appraisal rights and shares owned by the Company, any Company subsidiary, Gannett or Merger Sub, will be converted into the right to receive $13.75 in cash, without interest. The Merger Agreement also provides that at the effective time of the Merger, each outstanding stock option of the Company, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash without interest equal to the product of the excess, if any, of the merger consideration over the applicable exercise price per share of such stock option multiplied by the number of shares of common stock for which such stock option may be exercised, and each outstanding restricted stock unit (RSU), whether vested or unvested, will be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock subject to such RSU multiplied by the merger consideration in respect of such share, plus any accrued but unpaid dividend equivalents.

The Merger Agreement contains customary representations and warranties from the Company, Gannett and Merger Sub, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company’s business during the interim period between the execution of the Merger Agreement and the closing of the transactions contemplated by the Merger Agreement, (2) the Company’s obligations to facilitate its shareholders’ consideration of, and voting upon, the approval of the Merger Agreement and the transactions contemplated thereby, and (3) subject to certain exceptions, the recommendation by the Company’s board of directors in favor of the approval by the Company’s shareholders of the Merger Agreement and the transactions contemplated thereby. The Company, subject to certain exceptions, has also agreed not to (i) solicit proposals relating to any competing change in control transactions or (ii) participate in any discussions or furnish any non-public information to any person concerning any proposals for competing change in control transactions.

The Merger Agreement provides certain termination rights for both the Company and Gannett and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Gannett a termination fee of $51.5 million.

Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders representing at least two-thirds of the voting power of the outstanding shares of Series A and Series B common stock entitled to vote, (2) receipt of required regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act and FCC consent for the transactions, (3) completion of the restructuring, and (4) the absence of any order or injunction prohibiting the completion of the transactions. Each party’s obligation to complete the Merger also is subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement.

On July 24, 2013, certain media advocacy groups petitioned the FCC to not consent to the Merger. Also on July 24, 2013, a cable association and certain cable and satellite service providers petitioned the FCC to not consent to the Merger or in the alternative, condition the FCC’s consent. The Company believes the petitions are without merit and will oppose them.

In connection with entering into the Merger Agreement, Gannett entered into voting and support agreements and irrevocable proxies with the Company and each of the members of the Company’s management committee and board of directors (collectively, Voting Agreements). Collectively, these shareholders hold in the aggregate approximately 42% of the voting power of the outstanding shares of the Company’s common stock. The Voting Agreements generally require that the shareholders subject to such agreements (i) vote all of their shares of the Company’s common stock in favor of the Merger Agreement and against any competing transaction, (ii) grant Gannett an irrevocable proxy to vote such shares or execute consents in favor of the Merger Agreement and the transactions contemplated thereby, and (iii) generally prohibit, with limited exceptions, such shareholders from transferring their shares of the Company’s common stock prior to the completion of the Merger. The Voting Agreements will terminate upon the earlier of the completion of the Merger and the termination of the Merger Agreement in accordance with its terms.

There are certain contingent costs relating to the Merger that, because they are contingent, are not reflected in the Company’s unaudited condensed consolidated financial statements as of June 30, 2013. These contingent costs include a $9,500 transaction fee due to RBC Capital Markets, LLC upon consummation of the Merger.

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

The following table sets forth the Company’s major media assets as of June 30, 2013:

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. As part of these agreements, the network has the right to sell most of the advertising time during such broadcasts. As affiliation agreements renew, cash payments are made by the Company to the networks for compensation related to programming provided by such networks. Most of the Company’s current affiliation agreements provided for payments to the respective network in 2012 and effective January 1, 2013, one additional affiliation agreement includes payments to the applicable network. Cash payments to networks under the affiliation agreements are included in programming expense.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, is provided below.

Results of Operations

(Dollars in thousands)

	Three months ended June 30,			Six months ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Net operating revenues	$173,507	(2.3%)	$177,619	$333,845	0.1%	$333,517
Operating costs and expenses	124,521	3.3%	120,533	244,658	3.3%	236,743

Earnings from operations	48,986	(14.2%)	57,086	89,187	(7.8%)	96,774
Other income and (expense)	(14,517)	(11.1%)	(16,336)	(28,448)	(15.1%)	(33,497)

Earnings from operations before income taxes	34,469	(15.4%)	40,750	60,739	(4.0%)	63,277
Income tax expense	(12,597)	(15.6%)	(14,917)	(22,200)	(4.1%)	(23,152)

Net earnings	21,872	(15.3%)	25,833	38,539	(4.0%)	40,125
Less: Net earnings (loss) attributable to non-controlling interests	5	NM	(98)	—	NM	(98)

Net earnings attributable to Belo Corp.	$21,867	(15.7%)	$25,931	$38,539	(4.2%)	$40,223

NM is not meaningful

Net Operating Revenues

	Three months ended June 30,			Six months ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Spot advertising revenue	$138,606	(4.2%)	$144,710	$264,905	(1.9%)	$269,934
Other	34,901	6.1%	32,909	68,940	8.4%	63,583

Net operating revenues	$173,507	(2.3%)	$177,619	$333,845	0.1%	$333,517

Spot advertising revenue decreased $6,104, or 4.2 percent, in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This decrease is due to an $8,335 decrease in political advertising revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. The decrease from political revenue was partially offset by a $2,231, or 1.6 percent, increase in core spot advertising. Two major categories, automotive and telecommunications, grew during the quarter. This growth was partially offset by a decrease in the healthcare, restaurant and retail categories. Other revenue increased primarily due to a 21.0 percent increase in Internet revenue and a 9.9 percent increase in retransmission revenue.

Spot advertising revenue decreased $5,029, or 1.9 percent, in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This decrease is primarily due to a $9,286 decrease in political advertising revenue. The decrease from political revenue was partially offset by a $4,257, or 1.6 percent, increase in core spot advertising. Increases in the automotive and telecommunications categories were partially offset by decreases in the healthcare, restaurant and professional services categories. The increase in other revenue was primarily due to a 21.3 percent increase in Internet revenue and a 9.0 percent increase in retransmission revenue.

Operating Costs and Expenses

Station salaries, wages and employee benefits and station programming and other operating costs for the three months ended June 30, 2013, were consistent with those costs for the three months ended June 30, 2012. Increases in equity-based compensation, resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives, and increases in sales commissions were offset by decreases in accrued performance-based bonus and pension-related expenses. Increases in network-related programming expense and spending for interactive services associated with the Company’s increase in Internet revenue were partially offset by decreases in advertising and promotion expenses and lower national representation fees related to political revenues.

Station salaries, wages and employee benefits for the six months ended June 30, 2013, were consistent with those costs for the six months ended June 30, 2012. Increases in equity-based compensation, resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives, and increases in sales commissions were offset by decreases in accrued performance-based bonus and pension-related expenses. Station programming and other operating costs increased $3,529, or 3.8 percent, in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily related to programming payments to the networks.

Corporate operating costs increased $4,127, or 48.3 percent, in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to increases in equity-based compensation, resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives, and other costs associated with the Merger Agreement. These increases were partially offset by a decrease in accrued performance-based bonus expense.

Corporate operating costs increased $5,275, or 32.4 percent, in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to increases in equity-based compensation, resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives, and other costs associated with the Merger Agreement. These increases were partially offset by a decrease in accrued performance-based bonus expense.

Other Income (Expense)

Interest expense decreased $3,150 and $6,199 in the three and six months ended June 30, 2013, respectively, due primarily to the early redemption in November 2012 of the Company’s Senior notes originally due May 2013. Other income, net decreased in the three and six months ended June 30, 2013 primarily due to the write-off of certain Company investments.

Income Tax Expense

Income taxes decreased $2,320 and $952 for the three and six months ended June 30, 2013, respectively, primarily due to lower pre-tax earnings.

Noncontrolling Interest

The Company decided during the second quarter of 2013 to discontinue its interest and write-off the investment in a majority-owned subsidiary that resulted in noncontrolling interest disclosures in 2012.

Station-Adjusted EBITDA

	Three months ended June 30,			Six months ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Station-Adjusted EBITDA	$68,790	(5.9%)	$73,108	$124,847	(2.5%)	$127,990
Corporate operating costs and expenses	(12,677)	48.3%	(8,550)	(21,557)	32.4%	(16,282)
Depreciation	(7,127)	(4.6%)	(7,472)	(14,103)	(5.6%)	(14,934)

Earnings from operations	$48,986	(14.2%)	$57,086	$89,187	(7.8%)	$96,774

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

For the three months ended June 30, 2013, Station-Adjusted EBITDA decreased $4,318, or 5.9 percent, compared with the three months ended June 30, 2012. For the six months ended June 30, 2013, Station-Adjusted EBITDA decreased $3,143, or 2.5 percent, compared with the six months ended June 30, 2012. As discussed above, this decrease was primarily due to decreases in political spot revenue and increases in programming costs, partially offset by increases in core spot revenue.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows

Net cash provided by operations was $42,769 in the six months ended June 30, 2013, compared with $95,158 in the six months ended June 30, 2012. The 2013 operating cash flows were primarily provided by net earnings adjusted for non-cash and pension-related items, and routine changes in working capital. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash and pension-related items, receipt of a $31,615 federal income tax refund, and routine changes in working capital. The decrease in net cash provided by operations is primarily due to the receipt of the federal income tax refund in the first quarter 2012 and changes in working capital.

Investing Cash Flows

Net cash flows used for investing activities were $11,067 in the six months ended June 30, 2013, compared to $11,265 in the six months ended June 30, 2012. The 2013 and 2012 investing cash flows were primarily used for capital expenditures.

Capital Expenditures

Total capital expenditures were $11,067 in the first six months of 2013 compared with $10,788 in the first six months of 2012.

Financing Cash Flows

Net cash flows used for financing activities were $33,679 in the six months ended June 30, 2013 compared with $19,342 in the six months ended June 30, 2012. The 2013 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and dividends paid. The 2012 financing cash flows consisted primarily of dividends paid and common stock repurchased.

Long-Term Debt

At June 30, 2013, Belo had $712,405 in fixed-rate debt securities as follows: $272,405 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.7%.

At June 30, 2013, Belo had variable-rate debt capacity of $200,000 under a revolving credit agreement (Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At June 30, 2013, the Company had $2,900 outstanding under the Credit Agreement, the weighted average interest rate was 4.25 percent, and all unused borrowings were available. At June 30, 2013, the Company’s leverage ratio was 2.7, its interest coverage ratio was 4.1 and its senior leverage ratio was 0.0. At June 30, 2013, the Company was in compliance with all debt covenant requirements.

Dividends

On July 25, 2013, the Company declared a quarterly dividend of eight cents per share on Series A and Series B common stock outstanding, to be paid on September 6, 2013, to shareholders of record on August 16, 2013.

On May 31, 2013, the Company paid a quarterly dividend of $8,345, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of May 10, 2013.

On March 1, 2013, the Company paid a quarterly dividend of $8,362, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of February 8, 2013.

Share Repurchase

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of June 30, 2013, under this authority was 12,010 shares. During the six months ended June 30, 2013, no shares were repurchased.

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

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest and discount rates and programming and production costs; changes in viewership patterns and demography, and actions by viewership measurement services; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; FCC and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; significant armed conflict; the ability to meet the conditions to closing the transactions with Gannett, including receipt of shareholder and regulatory approvals and clearances, within the time frame contemplated or at all; the effect of transaction-related costs and expenses; the effect of the transactions on the ability of Belo to retain employees and maintain business relationships may be difficult; as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including Belo’s Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

On June 14, 2013, a purported class action lawsuit was filed by a purported individual shareholder of the Company in the 68th Judicial District Court of Dallas County, Texas, against the Company, Gannett Co., Inc., and members of the Company’s board of directors. On June 17, 2013, June 24, 2013, and July 16, 2013, respectively, three similar lawsuits were filed by different purported shareholders of the Company in the Chancery Court of the State of Delaware against the Company, members of the Belo board, Gannett Co., Inc. and Gannett’s merger subsidiary. The lawsuits arise out of the Company’s Merger Agreement with Gannett Co., Inc., announced on June 13, 2013. The four lawsuits challenge the Merger, asserting claims of breach of fiduciary duty against the individual defendants and aiding and abetting breach of this duty against the corporate defendants. On July 9, 2013, the Delaware Chancery Court ordered the consolidation of two of the Delaware complaints, and on July 11, 2013, Delaware plaintiffs filed an amended, consolidated complaint. The plaintiffs of the third and substantially similar complaint filed in the Delaware Chancery Court have requested that their action be consolidated into the consolidated lawsuit. The Company believes the lawsuits complaints are without merit and intends to vigorously defend against them.

In addition to the proceedings disclosed above, other legal proceedings are pending against the Company, including matters relating to alleged libel and/or defamation. In the opinion of management, liabilities, if any, arising from these other legal proceedings would not have a material adverse effect on the consolidated results of operations, liquidity or financial condition of the Company.

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in the Company’s risk factors as previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form-10-K for the year ended December 31, 2012 (2012 10-K). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed the 2012 10-K.

On June 12, 2013, the Company entered into an Agreement and Plan of Merger with Gannett Co., Inc., and Delta Acquisition Corp., a wholly-owned subsidiary of Gannett. Consummation of the Merger is subject to several conditions, including (1) approval of the Merger Agreement by the Company’s shareholders representing at least two-thirds of the voting power of the outstanding shares of Series A and Series B common stock entitled to vote, (2) receipt of required regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, and FCC consent for the transactions, (3) completion of the restructuring, and (4) the absence of any order or injunction prohibiting the completion of the transactions. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement. There can be no assurance that the Merger will occur in accordance with the announced plan or at all, and there are uncertainties regarding the execution, timing, costs, consequences, and other effects of the Merger.

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

Exhibit Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

2.2	*	Agreement and Plan of Merger by and among Belo Corp., Gannett Co., Inc., and Delta Acquisition Corp. dated as of June 12, 2013 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013 (Securities and Exchange Commission File No. 001-08598)(the “June 18, 2013 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company dated May 9, 2012 (Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012 (Securities and Exchange Commission File No. 001-08598)(the May 10, 2012 Form 8-K”))

3.2	*	Certificate of Designation of Series B Common Stock of the Company dated May 9, 2012 (Exhibit 3.1(i) to the May 10, 2012 Form 8-K)

3.3	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

3.4	*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001-08598))

3.5	*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.5 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.1 to the May 10, 2012 Form 8-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.2 to the May 10, 2012 Form 8-K)

4.4		Instruments defining rights of debt securities:

		(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

		(2)	*	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

		(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

		(4)	*

(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

			*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

		(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

		(6)	*	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

		(7)	*	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

		(8)	*	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1		Financing agreements:

		(1)	*	Amendment and Restated Revolving Credit Facility Agreement, dated as of December 21, 2011, among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; JPMorgan Securities LLC, Suntrust Robinson Humphrey, Inc., and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners; Suntrust Bank and Royal Bank of Canada as Co-Syndication agents, The Northern Trust Company and Capital One N.A. as Co-Documentation Agents (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011 (Securities and Exchange file No. 001-08598)(the “December 22, 2011 Form 8-K”))

		(2)	*	Guarantee Agreement dated as of December 21, 2011, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the December 22, 2011 Form 8-K)

~10.2	Compensatory plans:

	~ (1)		Belo Savings Plan:

		*	(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

		*	(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598))

		*	(c)	Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No 001-08598)( the “2008 Form 10-K”))

		*	(d)	Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)

		*	(e)	Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))

		*	(f)	Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010 (Exhibit 10.2.1(f) to the Company’s Annual Report on Form 10-K dated March 11, 2011 (Securities and Exchange Commission file No. 001-08598))

	~(2)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702))

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the Company’s Quarterly report on form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702))

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598)(the “1999 Form 10-K”))

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

			(e)	Amendment to 1995 Executive Compensation Plan, dated June 12, 2013.

	~(3)	*	Management Security Plan (Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K dated March 12, 1997 (Securities and Exchange Commission No. 001-08598))

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~(4)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

		*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

	~(5)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

		*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))

		*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))

	~(6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))

		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)

	~(7)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Option Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598))

		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012 (Securities and Exchange Commission file No. 001-08598))

		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

	~(8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~(9)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

			(a)	Form of Exhibit A (Separation Agreement and General Release) to Change in Control Severance Plan.

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		*	(a) First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

		*	(a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598)(the “October 8, 2010 Form 8-K”))

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

10.4	Agreements relating to the merger with Gannett Co., Inc., and Delta Acquisition Corp:

	(1)	*	Form of Voting and Support Agreement and Irrevocable Proxy dated as of June 12, 2013 (Exhibit 10.1 to the June 18, 2013 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¥101.INS	XBRL Instance Document

¥101.SCH	XBRL Taxonomy Extension Schema Document

¥101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

¥101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

¥101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

¥101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

July 31, 2013	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)