Form 10-K/A
period 2012-12-31
BELO CORP
filed 2013-08-28
CIK 356080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment on Form 10-K/A to Belo Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013, is solely to correct the XBRL exhibits.

No other changes have been made to the Form 10-K previously filed. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K for the year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELO CORP.

By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson Senior Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 28, 2013

Exhibit Index

Exhibit Number		Description

2.1*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))
3.1*	Amended and Restated Certificate of Incorporation of the Company dated May 9, 2012 (Exhibit 3.1(i) to the Compa ny’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012 (Securities and Exchange Commission File No. 001-08598)(the May 10, 2012 Form 8-K”))
3.2*	Certificate of Designation of Series B Common Stock of the Company dated May 9, 2012 (Exhibit 3.1(i) to the May 10, 2012 Form 8-K)
3.3*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))
3.4*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001-08598))
3.5*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))
4.1	Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.5 above
4.2*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.1 to the May 10, 2012 Form 8-K)
4.3*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.2 to the May 10, 2012 Form 8-K)
4.4	Instruments defining rights of debt securities:
	(1) *	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))
	(2) *	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)
	(3) *	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)
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

Exhibit Number		Description
	~(2) *	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702))
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

Exhibit Number		Description
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

	~(8) *	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)
	~(9) *	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

Exhibit Number		Description
10.3	Agreements relating to the spin-off distribution of A. H. Belo:
	(1) *	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)
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

	(3) *	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)
	(4) *	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)
	12 *	Statement re Computation of Ratios
	21 *	Subsidiaries of the Company
	23 *	Consent of Ernst & Young LLP
	24 *	Power of Attorney (set forth on the signature page(s) hereof)
	31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
¥101.INS XBRL Instance Document
¥101.SCH XBRL Taxonomy Extension Schema Document
¥101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
¥101.DEF XBRL Taxonomy Extension Definition Linkbase Document
¥101.LAB XBRL Taxonomy Extension Labels Linkbase Document
¥101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously Filed