Form 10-Q
period 2013-09-30
BELO CORP
filed 2013-10-31
CIK 356080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, $0.01 par value	104,120,990*

*	Consisting of 95,866,339 shares of Series A Common Stock and 8,254,651 shares of Series B Common Stock.

BELO CORP.

FORM 10-Q

PART I.

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Belo Corp. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts (unaudited)	2013	2012	2013	2012
Net Operating Revenues	$166,192	$176,273	$500,037	$509,790

Operating Costs and Expenses
Station salaries, wages and employee benefits	55,084	54,776	167,162	166,912
Station programming and other operating costs	50,695	50,520	147,615	143,911
Corporate operating costs	10,920	7,501	32,477	23,783
Depreciation	7,129	7,528	21,232	22,462

Total operating costs and expenses	123,828	120,325	368,486	357,068

Earnings from operations	42,364	55,948	131,551	152,722

Other Income and (Expense)
Interest expense	(14,538)	(17,683)	(43,715)	(53,059)
Other income, net	989	497	1,718	2,376

Total other income and (expense)	(13,549)	(17,186)	(41,997)	(50,683)

Earnings before income taxes	28,815	38,762	89,554	102,039
Income tax expense	9,720	14,148	31,920	37,300

Net earnings	19,095	24,614	57,634	64,739

Less: Net (loss) attributable to non-controlling interests	—	(203)	—	(301)

Net earnings attributable to Belo Corp.	$19,095	$24,817	$57,634	$65,040

Earnings Per Share
Basic	$0.18	$0.24	$0.55	$0.62
Diluted	$0.18	$0.24	$0.55	$0.62

Weighted Average Shares Outstanding
Basic	104,019	103,120	103,804	103,607
Diluted	104,899	103,420	104,566	103,914

Dividends declared per share	$0.16	$0.16	$0.24	$0.24

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Belo Corp. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In thousands (unaudited)	2013	2012	2013	2012
Net earnings	$19,095	$24,614	$57,634	$64,739
Other comprehensive income:
Amortization of net actuarial loss, net of tax	771	624	2,313	1,872

Comprehensive income	19,866	25,238	59,947	66,611
Less: comprehensive (loss) attributable to non-controlling interests	—	(203)	—	(301)

Comprehensive income attributable to Belo Corp.	$19,866	$25,441	$59,947	$66,912

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Belo Corp. and Subsidiaries

In thousands, except per share amounts (unaudited)	September 30, 2013	December 31, 2012
Assets

Current assets:
Cash and temporary cash investments	$28,196	$9,437
Accounts receivable, net	137,166	140,605
Other current assets	15,476	17,757

Total current assets	180,838	167,799

Property, plant and equipment, net	146,314	146,522
Intangible assets, net	725,399	725,399
Goodwill	423,873	423,873
Other assets	36,682	35,999

Total assets	$1,513,106	$1,499,592

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$16,099	$20,348
Accrued expenses	48,920	42,057
Short-term pension obligation	8,200	20,000
Accrued interest payable	14,142	9,123
Income taxes payable	3,607	9,043
Dividends payable	8,390	8,331
Deferred revenue	3,874	2,911

Total current liabilities	103,232	111,813

Long-term debt	712,599	733,025
Deferred income taxes	266,938	257,864
Pension obligation	75,659	86,590
Other liabilities	11,725	10,576

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000 shares; none issued
Common stock, $0.01 par value. Authorized 450,000 shares
Series A: Issued 95,866 shares at September 30, 2013 and 95,036 shares at December 31, 2012	958	950
Series B: Issued 8,255 shares at September 30, 2013 and 8,282 shares at December 31, 2012	83	83
Additional paid-in capital	1,097,752	1,089,764
Accumulated deficit	(663,789)	(696,269)
Accumulated other comprehensive loss	(92,051)	(94,364)

Total Belo Corp. shareholders’ equity	342,953	300,164
Noncontrolling interests	—	(440)

Total shareholders’ equity	342,953	299,724

Total liabilities and shareholders’ equity	$1,513,106	$1,499,592

See accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Belo Corp. and Subsidiaries

	Nine months ended September 30,
In thousands (unaudited)	2013	2012
Operations
Net earnings	$57,634	$64,739
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	21,232	22,462
Loss on dissolution of non-controlling interest	440	—
Pension contributions	(20,000)	(14,926)
Deferred income taxes	8,087	14,086
Employee retirement benefit expense	804	1,992
Share-based compensation	8,929	4,094
Other non-cash items	1,637	1,684
Equity income from partnerships	(2,052)	(1,444)
Other, net	642	1,720
Net change in operating assets and liabilities:
Accounts receivable, net	2,680	13,871
Income tax receivable	—	31,615
Other current assets and other assets	1,188	2,561
Accounts payable	(4,249)	(3,291)
Accrued expenses	4,981	10,349
Accrued interest payable	5,018	7,722
Income taxes payable	(5,435)	(8,668)

Net cash provided by operations	81,536	148,566

Investments
Capital expenditures	(20,578)	(15,483)
Other investments, net	85	(795)

Net cash used for investments	(20,493)	(16,278)

Financing
Net proceeds from revolving debt	73,400	—
Payments on revolving debt	(94,400)	—
Dividends paid on common stock	(25,096)	(21,780)
Common stock repurchased	—	(5,964)
Net proceeds from exercise of stock options	3,096	124
Excess tax benefit from option exercises	716	117

Net cash used for financing	(42,284)	(27,503)

Net increase in cash and temporary cash investments	18,759	104,785
Cash and temporary cash investments at beginning of period	9,437	61,118

Cash and temporary cash investments at end of period	$28,196	$165,903

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Subject to the terms and conditions in the Merger Agreement, which has been approved by the boards of directors of the Company, Gannett and Merger Sub, and by the Company’s shareholders, at the effective time of the Merger, each outstanding share of the Company’s Series A and Series B common stock, other than shares owned by a shareholder exercising appraisal rights and shares owned by the Company, any Company subsidiary, Gannett or Merger Sub, will be converted into the right to receive $13.75 in cash, without interest. The Merger Agreement also provides that at the effective time of the Merger, each outstanding stock option of the Company, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash without interest equal to the product of the excess, if any, of the merger consideration over the applicable exercise price per share of such stock option multiplied by the number of shares of common stock for which such stock option may be exercised, and each outstanding restricted stock unit (RSU), whether vested or unvested, will be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock subject to such RSU multiplied by the merger consideration in respect of such share, plus any accrued but unpaid dividend equivalents.

The Merger Agreement contains customary representations and warranties from the Company, Gannett and Merger Sub, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of the Company’s business during the interim period between the execution of the Merger Agreement and the closing of the transactions contemplated by the Merger Agreement. The Merger Agreement provides certain termination rights for both the Company and Gannett.

On July 24, 2013, certain media advocacy groups petitioned the FCC to not consent to the Merger. Also on July 24, 2013, a cable association and certain cable and satellite service providers petitioned the FCC to not consent to the Merger or in the alternative, condition the FCC’s consent. The Company believes the petitions are without merit and has opposed them.

On August 22, 2013, the Company and Gannett each received a request for additional information and documents (also known as “second requests”) from the U.S. Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed merger with Gannett. Gannett and Belo are responding promptly to the second requests and continue working cooperatively with the DOJ as it conducts its review of the proposed Merger.

The Company received shareholder approval for the Merger on September 25, 2013. Completion of the Merger is subject to certain customary conditions, including (1) receipt of required regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and FCC consent for the transactions, (2) completion of the restructuring, and (3) the absence of any order or injunction prohibiting the completion of the transactions. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement. The Merger is expected to close following the receipt of such required regulatory approvals and other closing conditions.

Certain contingent costs relating to the Merger are not reflected in the Company’s unaudited condensed consolidated financial statements as of September 30, 2013. These contingent costs include a $9,500 transaction fee due to RBC Capital Markets, LLC upon consummation of the Merger.

(3)	In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The new standard is effective for annual and interim periods beginning after December 15, 2012. This ASU affects presentation only and has no effect on the Company’s financial condition, results of operations or cash flows.

(4)	Belo and A. H. Belo Corporation (A. H. Belo), which have three common directors, are considered related parties under accounting rules. The Company has no ownership interest in A. H. Belo or in any of A. H. Belo’s newspaper businesses or related assets, and A. H. Belo has no ownership interest in the Company or any of the Company’s television station businesses or related assets. Subsequent to the Company’s 2008 spin-off of A. H. Belo, the Company’s relationship with A. H. Belo is governed by certain agreements between the two companies or their respective subsidiaries. Although the services provided pursuant to these agreements generated cash flows between Belo and A. H. Belo, the amounts were not significant to the ongoing operations of the Company. Under the services agreements, the Company and A. H. Belo (or their respective subsidiaries) provided each other various services and/or support, substantially all of which have ceased as of September 30, 2013. Belo and A. H. Belo co-own certain investments in third party businesses, which are recorded as either equity or cost method investments and are included in other assets. The amount of income from the third party investments included in the Company’s net earnings is immaterial.

(5)	The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income (Numerator)
Net earnings attributable to Belo Corp.	$19,095	$24,817	$57,634	$65,040
Less: Income to participating securities	(140)	(348)	(560)	(1,014)

Income available to common shareholders plus assumed conversions	$18,955	$24,469	$57,074	$64,026

Shares (Denominator)
Weighted average shares outstanding (basic)	104,019	103,120	103,804	103,607
Dilutive effect of employee stock options and PBRSUs	880	300	762	307

Adjusted weighted average shares outstanding	104,899	103,420	104,566	103,914

Earnings per share:
Basic	$0.18	$0.24	$0.55	$0.62
Diluted	$0.18	$0.24	$0.55	$0.62

In calculating diluted EPS for the three and nine months ended September 30, 2013, the Company excluded common stock options for 3,806 shares and 3,956 shares, respectively, because to include them would be anti-dilutive. For the three and nine months ended September 30, 2013, the Company also excluded from the diluted EPS calculation 1,254 restricted stock units (RSUs) because they are participating securities. Additionally, for the three and nine months ended September 30, 2013, the Company excluded 433 performance-based RSUs (PBRSUs) because to include them would be anti-dilutive.

In calculating diluted EPS for the three and nine months ended September 30, 2012, the Company excluded common stock options for 6,674 shares and 6,677 shares, respectively, because to include them would be anti-dilutive. Additionally, for the three and nine months ended September 30, 2012, the Company excluded from the diluted EPS calculation 1,253 RSUs because they are participating securities.

(6)

At September 30, 2013, Belo had $712,599 in fixed-rate debt securities as follows: $272,599 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.7%.

At September 30, 2013, Belo had variable-rate debt capacity of $200,000 under a revolving credit agreement (Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2013, the Company’s leverage ratio was 2.8, its interest coverage ratio was 4.2 and its senior leverage ratio was 0.0. At September 30, 2013, there was no balance outstanding under the Credit Agreement, all funds were available for borrowing and the Company was in compliance with all debt covenant requirements.

At September 30, 2013, the fair value of Belo’s fixed-rate debt was estimated to be $737,350. The Company’s publicly held long-term debt is classified as Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets.

(7)	The Company’s 8% Senior Notes are fully and unconditionally guaranteed by each of the Company’s 100%-owned subsidiaries as of the date of issuance. Accordingly, the following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows of Belo as parent, the guarantor subsidiaries consisting of Belo’s 100%-owned subsidiaries as of the date of issuance, non-guarantor subsidiaries consisting of subsidiaries subsequent to the date of issuance, and eliminations necessary to arrive at the Company’s information on a consolidated basis. These statements are presented in accordance with the disclosure requirements under Securities and Exchange Commission Regulation S-X, Rule 3-10.

Condensed Consolidating Statement of Earnings

For the Three Months Ended September 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$166,135	$57	$—	$166,192

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	54,830	254	—	55,084
Station programming and other operating costs	—	50,594	101	—	50,695
Corporate operating costs	9,654	843	423	—	10,920
Depreciation	257	6,651	221	—	7,129

Total operating costs and expenses	9,911	112,918	999	—	123,828

Earnings (loss) from operations	(9,911)	53,217	(942)	—	42,364

Other Income and (Expense)
Interest expense	(14,525)	(13)	—	—	(14,538)
Intercompany interest	507	(507)	—	—	—
Other income (expense), net	(121)	1,110	—	—	989

Total other income and (expense)	(14,139)	590	—	—	(13,549)

Earnings (loss) before income taxes	(24,050)	53,807	(942)	—	28,815

Income tax benefit (expense)	8,307	(18,344)	317	—	(9,720)
Equity in earnings (loss) of subsidiaries	34,838	—	—	(34,838)	—

Net earnings (loss)	$19,095	$35,463	$(625)	$(34,838)	$19,095
Less: Net (loss) from non-controlling interests	—	—	—	—	—

Net earnings (loss) attributable To Belo Corp.	$19,095	$35,463	$(625)	$(34,838)	$19,095

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$19,095	$35,463	$(625)	$(34,838)	$19,095
Amortization of net actuarial loss, net of tax	771	—	—	—	771

Comprehensive income (loss)	19,866	35,463	(625)	(34,838)	19,866
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income (loss) attributable to Belo Corp.	$19,866	$35,463	$(625)	$(34,838)	$19,866

Condensed Consolidating Statement of Earnings

For the Three Months Ended September 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$176,273	$—	$—	$176,273

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	54,755	21	—	54,776
Station programming and other operating costs	—	50,049	471	—	50,520
Corporate operating costs	5,906	1,204	391	—	7,501
Depreciation	319	6,998	211	—	7,528

Total operating costs and expenses	6,225	113,006	1,094	—	120,325

Earnings (loss) from operations	(6,225)	63,267	(1,094)	—	55,948

Other Income and (Expense)
Interest expense	(17,677)	(6)	—	—	(17,683)
Intercompany interest	752	(752)	—	—	—
Other income (expense), net	(60)	557	—	—	497

Total other income and (expense)	(16,985)	(201)	—	—	(17,186)

Earnings (loss) before income taxes	(23,210)	63,066	(1,094)	—	38,762

Income tax benefit (expense)	8,743	(23,290)	399	—	(14,148)
Equity in earnings (loss) of subsidiaries	39,284	—	—	(39,284)	—

Net earnings (loss)	24,817	39,776	(695)	(39,284)	24,614
Less: Net (loss) from noncontrolling interests	—	—	(203)	—	(203)

Net earnings (loss) attributable to Belo Corp.	$24,817	$39,776	$(492)	$(39,284)	$24,817

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$24,817	$39,776	$(695)	$(39,284)	$24,614
Amortization of net actuarial loss, net of tax	624	—	—	—	624

Comprehensive income (loss)	25,441	39,776	(695)	(39,284)	25,238
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(203)	—	(203)

Comprehensive income (loss) attributable to Belo Corp.	$25,441	$39,776	$(492)	$(39,284)	$25,441

Condensed Consolidating Statement of Earnings

For the Nine Months Ended September 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$499,980	$57	$—	$500,037

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	166,358	804	—	167,162
Station programming and other operating costs	—	147,210	405	—	147,615
Corporate operating costs	28,140	3,119	1,218	—	32,477
Depreciation	949	19,631	652	—	21,232

Total operating costs and expenses	29,089	336,318	3,079	—	368,486

Earnings (loss) from operations	(29,089)	163,662	(3,022)	—	131,551

Other Income and (Expense)
Interest expense	(43,686)	(29)	—	—	(43,715)
Intercompany interest	1,988	(1,988)	—	—	—
Other income (expense), net	(1,140)	2,840	18	—	1,718

Total other income and (expense)	(42,838)	823	18	—	(41,997)

Earnings (loss) before income taxes	(71,927)	164,485	(3,004)	—	89,554

Income tax benefit (expense)	26,346	(59,337)	1,071	—	(31,920)
Equity in earnings (loss) of subsidiaries	103,215	—	—	(103,215)	—

Net earnings (loss)	$57,634	$105,148	$(1,933)	$(103,215)	$57,634
Less: Net (loss) from noncontrolling interests	—	—	—	—	—

Net earnings (loss) attributable To Belo Corp.	$57,634	$105,148	$(1,933)	$(103,215)	$57,634

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$57,634	$105,148	$(1,933)	$(103,215)	$57,634
Amortization of net actuarial loss, net of tax	2,313	—	—	—	2,313

Comprehensive income (loss)	59,947	105,148	(1,933)	(103,215)	59,947
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income (loss) attributable to Belo Corp.	$59,947	$105,148	$(1,933)	$(103,215)	$59,947

Condensed Consolidating Statement of Earnings

For the Nine Months Ended September 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Operating Revenues	$—	$509,790	$—	$—	$509,790

Operating Costs and Expenses
Station salaries, wages and employee benefits	—	166,891	21	—	166,912
Station programming and other operating costs	—	143,240	671	—	143,911
Corporate operating costs	19,366	3,050	1,367	—	23,783
Depreciation	909	20,921	632	—	22,462

Total operating costs and expenses	20,275	334,102	2,691	—	357,068

Earnings (loss) from operations	(20,275)	175,688	(2,691)	—	152,722

Other Income and (Expense)
Interest expense	(53,030)	(29)	—	—	(53,059)
Intercompany interest	2,241	(2,241)	—	—	—
Other income, net	2	2,374	—	—	2,376

Total other income and (expense)	(50,787)	104	—	—	(50,683)

Earnings (loss) before income taxes	(71,062)	175,792	(2,691)	—	102,039

Income tax benefit (expense)	26,796	(65,080)	984	—	(37,300)
Equity in earnings (loss) of subsidiaries	109,306	—	—	(109,306)	—

Net earnings (loss)	65,040	110,712	(1,707)	(109,306)	64,739
Less: Net loss from noncontrolling interests	—	—	(301)	—	(301)

Net earnings (loss) attributable to Belo Corp.	$65,040	$110,712	$(1,406)	$(109,306)	$65,040

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings (loss)	$65,040	$110,712	$(1,707)	$(109,306)	$64,739
Amortization of net actuarial loss, net of tax	1,872	—	—	—	1,872

Comprehensive income (loss)	66,912	110,712	(1,707)	(109,306)	66,611
Less: comprehensive (loss) attributable to noncontrolling interests	—	—	(301)	—	(301)

Comprehensive income (loss) attributable to Belo Corp.	$66,912	$110,712	$(1,406)	$(109,306)	$66,912

Condensed Consolidating Balance Sheet

As of September 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$24,923	$3,273	$—	$—	$28,196
Accounts receivable, net	57	137,071	38	—	137,166
Other current assets	4,697	10,752	27	—	15,476

Total current assets	29,677	151,096	65	—	180,838

Property, plant and equipment, net	2,398	130,105	13,811	—	146,314
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	36,536	—	—	(36,536)	—
Intercompany receivable	524,035	—	—	(524,035)	—
Investment in subsidiaries	586,396	—	—	(586,396)	—
Other assets	16,101	20,540	41	—	36,682

Total assets	$1,195,143	$1,451,013	$13,917	$(1,146,967)	$1,513,106

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$7,522	$8,485	$92	$—	$16,099
Accrued expenses	17,042	31,563	315	—	48,920
Short-term pension obligation	8,200	—	—	—	8,200
Income taxes payable	3,607	—	—	—	3,607
Deferred revenue	—	3,874	—	—	3,874
Dividends payable	8,390	—	—	—	8,390
Accrued interest payable	14,142	—	—	—	14,142

Total current liabilities	58,903	43,922	407	—	103,232

Long-term debt	712,599	—	—	—	712,599
Deferred income taxes	—	302,959	515	(36,536)	266,938
Pension obligation	75,659	—	—	—	75,659
Intercompany payable	—	518,192	5,843	(524,035)	—
Other liabilities	5,029	6,696	—	—	11,725
Total shareholders’ equity	342,953	579,244	7,152	(586,396)	342,953

Total liabilities and shareholders’ equity	$1,195,143	$1,451,013	$13,917	$(1,146,967)	$1,513,106

Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets

Current assets:
Cash and temporary cash investments	$6,833	$2,500	$104	$—	$9,437
Accounts receivable, net	487	140,107	11	—	140,605
Other current assets	4,017	13,674	66	—	17,757

Total current assets	11,337	156,281	181	—	167,799

Property, plant and equipment, net	2,865	129,262	14,395	—	146,522
Intangible assets, net	—	725,399	—	—	725,399
Goodwill	—	423,873	—	—	423,873
Deferred income taxes	42,528	—	—	(42,528)	—
Intercompany receivable	636,455	—	—	(636,455)	—
Investment in subsidiaries	483,181	—	—	(483,181)	—
Other assets	18,297	17,635	67	—	35,999

Total assets	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,154	$11,812	$382	$—	$20,348
Accrued expenses	16,202	25,432	423	—	42,057
Short-term pension obligation	20,000	—	—	—	20,000
Income taxes payable	9,043	—	—	—	9,043
Deferred revenue	—	2,911	—	—	2,911
Dividends payable	8,331	—	—	—	8,331
Accrued interest payable	9,123	—	—	—	9,123

Total current liabilities	70,853	40,155	805	—	111,813

Long-term debt	733,025	—	—	—	733,025
Deferred income taxes	—	299,552	840	(42,528)	257,864
Pension obligation	86,590	—	—	—	86,590
Intercompany payable	—	632,543	3,912	(636,455)	—
Other liabilities	4,471	6,105	—	—	10,576
Total shareholders’ equity	299,724	474,095	9,086	(483,181)	299,724

Total liabilities and shareholders’ equity	$1,194,663	$1,452,450	$14,643	$(1,162,164)	$1,499,592

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(unaudited)

	Parent	Guarantors	Non- Guarantors	Total
Operations
Net cash provided by (used for) operations	$(42,226)	$125,730	$(1,968)	$81,536

Investments
Capital expenditures	(474)	(20,035)	(69)	(20,578)
Other investments, net	(141)	226	—	85

Net cash used for investments	(615)	(19,809)	(69)	(20,493)

Financing
Net proceeds from revolving debt	73,400	—	—	73,400
Payments on revolving debt	(94,400)	—	—	(94,400)
Dividends paid on common stock	(25,096)	—	—	(25,096)
Net proceeds from exercise of stock options	3,096	—	—	3,096
Excess tax benefit from option exercises	716	—	—	716
Intercompany activity	103,215	(105,148)	1,933	—

Net cash provided by (used for) financing activities	60,931	(105,148)	1,933	(42,284)

Net increase (decrease) in cash and temporary cash investments	18,090	773	(104)	18,759
Cash and temporary cash investments at beginning of period	6,833	2,500	104	9,437

Cash and temporary cash investments at end of period	$24,923	$3,273	$—	$28,196

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(unaudited)

	Parent	Guarantors	Non- Guarantors	Total
Operations
Net cash provided by (used for) operations	$26,643	$123,054	$(1,131)	$148,566

Investments
Capital expenditures	(4,721)	(10,598)	(164)	(15,483)
Other investments, net	(795)	—	—	(795)

Net cash used for investments	(5,516)	(10,598)	(164)	(16,278)

Financing
Dividends paid	(21,780)	—	—	(21,780)
Common stock repurchased	(5,964)	—	—	(5,964)
Net proceeds from exercise of stock options	124	—	—	124
Excess tax benefit from option exercises	117	—	—	117
Intercompany activity	109,306	(110,712)	1,406	—

Net cash provided by (used for) financing activities	81,803	(110,712)	1,406	(27,503)

Net increase in cash and temporary cash investments	102,930	1,744	111	104,785
Cash and temporary cash investments at beginning of period	59,339	1,755	24	61,118

Cash and temporary cash investments at end of period	$162,269	$3,499	$135	$165,903

(8)	Belo has a long-term incentive plan under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares, restricted stock units, performance shares, performance units and stock appreciation rights. In addition, options may be accompanied by stock appreciation rights and limited stock appreciation rights. Rights and limited rights may also be issued without accompanying options. Cash-based bonus awards are also available under the plan.

Share-based compensation expense for awards to Belo’s employees and non-employee directors was $2,633 and $11,314, for the three and nine months ended September 30, 2013. Share-based compensation expense for awards to Belo’s employees and non-employee directors was $1,980 and $5,893, for the three and nine months ended September 30, 2012.

(9)	Net periodic pension cost includes the following components for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$2,985	$3,115	$8,956	$9,345
Expected return on assets	(3,895)	(3,393)	(11,687)	(10,178)
Amortization of net loss	1,186	960	3,559	2,880

Net periodic pension cost	$276	$682	$828	$2,047

(10)	Effective January 1, 2013, the Company discontinued its ownership in a majority-owned subsidiary. The following table sets forth allocation of equity between controlling and noncontrolling interests as of September 30, 2013:

	Belo Corp.	Noncontrolling
	Shareholders’	Interests	Total
	Equity	Equity	Equity
Balance at December 31, 2012	$300,164	$(440)	$299,724
Net earnings (loss)	57,634	—	57,634
Dividends declared	(25,154)	—	(25,154)
Share-based compensation	4,184	—	4,184
Exercise of stock options	3,096	—	3,096
Excess tax benefit from long-term incentive plan	716	—	716
Other comprehensive income	2,313	—	2,313
Other	—	440	440

Balance at September 30, 2013	$342,953	$—	$342,953

The following table sets forth the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2013:

Defined Benefit Plan
Balance at December 31, 2012	$(94,364)
Amounts reclassified from AOCL, net of tax	2,313

Balance at September 30, 2013	$(92,051)

The following tables set forth the reclassifications out of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2013:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive loss components	comprehensive loss	net earnings is presented
Three months ended September 30, 2013:
Amortization of defined benefit pension items:
Actuarial losses, total before tax	$1,186	Included in net periodic pension costs (Note 9)
	(415)	Deferred tax expense

	$771	Net of tax

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive loss components	comprehensive loss	net earnings is presented
Nine months ended September 30, 2013:
Amortization of defined benefit pension items:
Actuarial losses, total before tax	$3,559	Included in net periodic pension costs (Note 9)
	(1,246)	Deferred tax expense

	$2,313	Net of tax

(11)

On June 14, 2013, a purported class action lawsuit was filed by a purported individual shareholder of the Company in the 68th Judicial District Court of Dallas County, Texas, against the Company, Gannett Co., Inc., and members of the Company’s board of directors. On June 17, 2013, June 24, 2013, and July 16, 2013, respectively, three similar lawsuits were filed by other purported shareholders of the Company in the Chancery Court of the State of Delaware against the Company, members of the Belo board, Gannett Co., Inc. and Gannett’s merger subsidiary. All four lawsuits arise out of the Company’s Merger Agreement with Gannett Co., Inc., announced on June 13, 2013. The four lawsuits challenge the Merger, asserting claims of breach of fiduciary duty against the individual defendants and aiding and abetting breach of this duty against the corporate defendants. The Delaware Court of Chancery ordered the consolidation of the three Delaware actions, and on July 11, 2013, Delaware plaintiffs filed an amended, consolidated complaint. On September 30, 2013, the Delaware plaintiffs voluntarily dismissed the Delaware action without prejudice, which dismissal the Delaware Court of Chancery approved. The plaintiff in the Texas action has indicated that he intends to file an amended petition and has agreed that the defendants are not required to answer or otherwise respond to the current petition. The Company believes the lawsuits are without merit and intends to vigorously defend against them.

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

Subject to the terms and conditions in the Merger Agreement, which has been approved by the boards of directors of the Company, Gannett and Merger Sub, and by the Company’s shareholders, at the effective time of the Merger, each outstanding share of the Company’s Series A and Series B common stock, other than shares owned by a shareholder exercising appraisal rights and shares owned by the Company, any Company subsidiary, Gannett or Merger Sub, will be converted into the right to receive $13.75 in cash, without interest. The Merger Agreement also provides that at the effective time of the Merger, each outstanding stock option of the Company, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash without interest equal to the product of the excess, if any, of the merger consideration over the applicable exercise price per share of such stock option multiplied by the number of shares of common stock for which such stock option may be exercised, and each outstanding restricted stock unit (RSU), whether vested or unvested, will be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock subject to such RSU multiplied by the merger consideration in respect of such share, plus any accrued but unpaid dividend equivalents.

The Merger Agreement contains customary representations and warranties from the Company, Gannett and Merger Sub, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of the Company’s business during the interim period between the execution of the Merger Agreement and the closing of the transactions contemplated by the Merger Agreement. The Merger Agreement provides certain termination rights for both the Company and Gannett.

On July 24, 2013, certain media advocacy groups petitioned the FCC to not consent to the Merger. Also on July 24, 2013, a cable association and certain cable and satellite service providers petitioned the FCC to not consent to the Merger or in the alternative, condition the FCC’s consent. The Company believes the petitions are without merit and has opposed them.

On August 22, 2013, the Company and Gannett each received a request for additional information and documents (also known as “second requests”) from the U.S. Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed merger with Gannett. Gannett and Belo are responding promptly to the second requests and continue working cooperatively with the DOJ as it conducts its review of the proposed Merger.

The Company received shareholder approval for the Merger on September 25, 2013. Completion of the Merger is subject to certain customary conditions, including (1) receipt of required regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and FCC consent for the transactions, (2) completion of the restructuring, and (3) the absence of any order or injunction prohibiting the completion of the transactions. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement. The Merger is expected to close following the receipt of such required regulatory approvals and other closing conditions.

Certain contingent costs relating to the Merger are not reflected in the Company’s unaudited condensed consolidated financial statements as of September 30, 2013. These contingent costs include a $9,500 transaction fee due to RBC Capital Markets, LLC upon consummation of the Merger.

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

The following table sets forth the Company’s major media assets as of September 30, 2013:

Market	Market Rank(1)	Station/ News Channel	Year Belo Acquired/ Started	Network Affiliation	Number of Commercial Stations in Market(2)
Dallas/Fort Worth	5	WFAA	1950	ABC	16
Dallas/Fort Worth	5	TXCN	1999	N/A	N/A
Houston	10	KHOU	1984	CBS	15
Phoenix(3)	12	KTVK	1999	IND	13
Phoenix	12	KASW	2000	CW	13
Seattle/Tacoma	13	KING	1997	NBC	13
Seattle/Tacoma	13	KONG	2000	IND	13
Seattle/Tacoma	13	NWCN	1997	N/A	N/A
St. Louis	21	KMOV	1997	CBS	8
Portland(4)	22	KGW	1997	NBC	8
Charlotte	25	WCNC	1997	NBC	8
San Antonio	36	KENS	1997	CBS	10
Austin	40	KVUE	1999	ABC	7
Hampton/Norfolk	45	WVEC	1984	ABC	8
Louisville	49	WHAS	1997	ABC	7
New Orleans(5)	51	WWL	1994	CBS	8
New Orleans(6)	51	WUPL	2007	MNTV	8
Tucson	71	KMSB	1997	FOX	9
Tucson	71	KTTU	2002	MNTV	9
Spokane	73	KREM	1997	CBS	7
Spokane	73	KSKN	2001	CW	7
Boise(7)(8)	110	KTVB	1997	NBC	5

(1)	Market rank is based on the relative size of the television market Designated Market Area (DMA), among the 210 DMAs generally recognized in the United States, based on the September 2013 Nielsen Media Research report.
(2)	Represents the number of commercial television stations (both VHF and UHF) broadcasting in the market, excluding public stations, low power broadcast stations and cable channels.
(3)	KTVK also produces “3TV 24/7,” a 24-hour daily local news and weather channel.
(4)	The Company also owns KGWZ-LD, a low power television station in Portland, Oregon.
(5)	WWL also produces “NewsWatch on Channel 15,” a 24-hour daily local news and weather channel.
(6)	The Company also owns WBXN-CA, a Class A television station in New Orleans, Louisiana.
(7)	The Company also owns KTFT-LD (NBC), a low power television station in Twin Falls, Idaho.
(8)	KTVB also produces “24/7 Newschannel,” a 24-hour daily local news and weather channel.

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

The Company has network affiliation agreements with ABC, CBS, NBC, FOX, CW and MNTV. The Company’s network affiliation agreements generally provide the station with the exclusive right to broadcast over the air in its local service area all programs transmitted by the network with which the station is affiliated. As part of these agreements, the network has the right to sell most of the advertising time during such broadcasts. As affiliation agreements renew, cash payments are made by the Company to the networks for compensation related to programming provided by such networks. Most of the Company’s current affiliation agreements provided for payments to the respective network in 2012 and effective January 1, 2013, one additional network began receiving compensation payments from the Company. Cash payments to networks under the affiliation agreements are included in programming expense.

The principal source of the Company’s revenue is from the sale of local, regional and national advertising. In even numbered years, the Company’s revenue also includes significant revenue from political advertising. Additional discussion regarding the Company’s results of operations for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, is provided below.

Results of Operations

(Dollars in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Net operating revenues	$166,192	(5.7%)	$176,273	$500,037	(1.9%)	$509,790
Operating costs and expenses	123,828	2.9%	120,325	368,486	3.2%	357,068

Earnings from operations	42,364	(24.3%)	55,948	131,551	(13.9%)	152,722
Other income and (expense)	(13,549)	(21.2%)	(17,186)	(41,997)	(17.1%)	(50,683)

Earnings from operations before income taxes	28,815	(25.7%)	38,762	89,554	(12.2%)	102,039
Income tax expense	(9,720)	(31.3%)	(14,148)	(31,920)	(14.4%)	(37,300)

Net earnings	19,095	(22.4%)	24,614	57,634	(11.0%)	64,739
Less: Net earnings (loss) attributable to non-controlling interests	—	NM	(203)	—	NM	(301)

Net earnings attributable to Belo Corp.	$19,095	(23.1%)	$24,817	$57,634	(11.4%)	$65,040

NM is not meaningful

Net Operating Revenues

	Three months ended September 30,			Nine months ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Spot advertising revenue	$128,162	(11.5%)	$144,846	$393,067	(5.2%)	$414,780
Other	38,030	21.0%	31,427	106,970	12.6%	95,010

Net operating revenues	$166,192	(5.7%)	$176,273	$500,037	(1.9%)	$509,790

Spot advertising revenue decreased $16,684, or 11.5 percent, in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This decrease is mostly due to a $15,067 decrease in political advertising revenue. The 2012 third quarter also had $13,412 in Olympics revenue. Political revenues are generally higher in even-numbered years than in odd-numbered years due to elections for various state and national offices. Core spot advertising decreased $1,617, or 1.3 percent with decreases in the retail, restaurant and grocery categories. These decreases were mostly offset by increases in the automotive, furniture and travel and tourism categories. Other revenue increased during the quarter, primarily due to a 19.6 percent increase in Internet revenue and a 28.3 percent increase in retransmission revenue.

Spot advertising revenue decreased $21,713, or 5.2 percent, in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This decrease is primarily due to a $24,353 decrease in political advertising revenue. The decrease from political revenue was partially offset by an increase of $2,640 or 0.7 percent, in core spot advertising. Increases in the automotive, telecommunications, general services and furniture categories were partially offset by decreases in the healthcare, retail, restaurant and education categories. The increase in other revenue was primarily due to a 20.7 percent increase in Internet revenue and a 15.4 percent increase in retransmission revenue.

Operating Costs and Expenses

Station salaries, wages and employee benefits and station programming and other operating costs for the three months ended September 30, 2013, were consistent with those costs for the three months ended September 30, 2012. Increases in compensation and sales commissions were offset by decreases in pension-related expenses. Increases in network-related programming expense and spending for interactive services associated with the Company’s increase in Internet revenue were partially offset by decreases in repairs and maintenance expenses, advertising and promotion expenses and lower national representation fees related to the decrease in political revenues.

Station salaries, wages and employee benefits for the nine months ended September 30, 2013, were consistent with those costs for the nine months ended September 30, 2012. Increases in equity-based compensation, resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives, and increases in sales commissions were offset by decreases in pension-related expenses. Station programming and other operating costs increased $3,704, or 2.6 percent, in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily related to programming payments to the networks.

Corporate operating costs increased $3,419, or 45.6 percent, in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to costs associated with the merger.

Corporate operating costs increased $8,694, or 36.6 percent, in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to increases in equity-based compensation, resulting from the increase in the Company’s share price during the quarter on previously awarded long-term incentives, and other costs associated with the merger.

Other Income (Expense)

Interest expense decreased $3,145 and $9,344 in the three and nine months ended September 30, 2013, respectively, due primarily to the early redemption in November 2012 of the Company’s Senior Notes originally due May 2013. Other income, net, increased in the three months ended September 30, 2013, primarily due to the write-off of certain investments in the third quarter 2012. Other income, net, decreased in the nine months ended September 30, 2013, primarily due to the write-off of certain Company investments in 2013.

Income Tax Expense

Income taxes decreased $4,428 and $5,380 for the three and nine months ended September 30, 2013, respectively, primarily due to lower pre-tax earnings.

Noncontrolling Interest

The Company decided during the second quarter of 2013 to discontinue its interest and write-off the investment in a majority-owned subsidiary that resulted in noncontrolling interest disclosures in 2012.

Station-Adjusted EBITDA

	Three months ended September 30,			Nine months ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Station-Adjusted EBITDA	$60,413	(14.9%)	$70,977	$185,260	(6.9%)	$198,967
Corporate operating costs and expenses	(10,920)	45.6%	(7,501)	(32,477)	36.6%	(23,783)
Depreciation	(7,129)	(5.3%)	(7,528)	(21,232)	(5.5%)	(22,462)

Earnings from operations	$42,364	(24.3%)	$55,948	$131,551	(13.9%)	$152,722

Belo’s management uses Station-Adjusted EBITDA as the primary measure of profitability to evaluate operating performance and to allocate capital resources and bonuses to eligible operating company employees. Station-Adjusted EBITDA represents the Company’s earnings from operations before interest expense, income taxes, depreciation, amortization, impairment charges and corporate operating costs. Other income (expense), net, is not allocated to television station earnings from operations because it consists primarily of equity in earnings (losses) from investments in partnerships and joint ventures and other non-operating income (expense). Station-Adjusted EBITDA is a common alternative measure of performance in the broadcast television industry used by investors, financial analysts and rating agencies to evaluate financial performance.

For the three months ended September 30, 2013, Station-Adjusted EBITDA decreased $10,564, or 14.9 percent, compared with the three months ended September 30, 2012. For the nine months ended September 30, 2013, Station-Adjusted EBITDA decreased $13,707, or 6.9 percent, compared with the nine months ended September 30, 2012. As discussed above, this decrease was primarily due to decreases in political spot revenue and Olympics revenue and increases in programming costs.

Liquidity and Capital Resources

Net cash provided by operations, bank borrowings and long-term debt are Belo’s primary sources of liquidity.

Operating Cash Flows

Net cash provided by operations was $81,536 in the nine months ended September 30, 2013, compared with $148,566 in the nine months ended September 30, 2012. The 2013 operating cash flows were primarily provided by net earnings adjusted for non-cash and pension-related items, and routine changes in working capital. The 2012 operating cash flows were provided primarily by net earnings adjusted for non-cash and pension-related items, receipt of a $31,615 federal income tax refund, and routine changes in working capital. The decrease in net cash provided by operations is primarily due to the receipt of the federal income tax refund in the first quarter 2012, increase in pension contributions and fluctuations in working capital due to the normal differences between political and non-political years.

Investing Cash Flows

Net cash flows used for investing activities were $20,493 in the nine months ended September 30, 2013, compared to $16,278 in the nine months ended September 30, 2012. The 2013 and 2012 investing cash flows were primarily used for capital expenditures.

Capital Expenditures

Total capital expenditures were $20,578 in the first nine months of 2013 compared with $15,483 in the first nine months of 2012.

Financing Cash Flows

Net cash flows used for financing activities were $42,284 in the nine months ended September 30, 2013 compared with $27,503 in the nine months ended September 30, 2012. The 2013 financing cash flows consisted primarily of borrowings and repayments under the Company’s revolving credit facility and dividends paid. The 2012 financing cash flows consisted primarily of dividends paid and common stock repurchased.

Long-Term Debt

At September 30, 2013, Belo had $712,599 in fixed-rate debt securities as follows: $272,599 of 8% Senior Notes due 2016; $200,000 of 7 3/4% Senior Debentures due 2027; and $240,000 of 7 1/4% Senior Debentures due 2027. The weighted average effective interest rate for the fixed-rate debt instruments is 7.7%.

At September 30, 2013, Belo had variable-rate debt capacity of $200,000 under a revolving credit agreement (Credit Agreement). The Company is required to maintain certain leverage and interest ratios specified in the Credit Agreement. The leverage ratio is generally defined as the ratio of debt to cash flow and the senior leverage ratio is generally defined as the ratio of the debt under the credit facility to cash flow. The interest coverage ratio is generally defined as the ratio of interest expense to cash flow. At September 30, 2013, the Company’s leverage ratio was 2.8, its interest coverage ratio was 4.2 and its senior leverage ratio was 0.0. At September 30, 2013, there was no balance outstanding under the Credit Agreement, all funds were available for borrowing and the Company was in compliance with all debt covenant requirements.

Dividends

On September 26, 2013, the Company declared a quarterly dividend of eight cents per share on Series A and Series B common stock outstanding, to be paid on December 6, 2013, to shareholders of record on October 15, 2013.

On September 6, 2013, the Company paid a quarterly dividend of $8,389, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of August 16, 2013.

On May 31, 2013, the Company paid a quarterly dividend of $8,345, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of May 10, 2013.

On March 1, 2013, the Company paid a quarterly dividend of $8,362, or eight cents per share, on Series A and Series B common stock outstanding as of the record date of February 8, 2013.

Share Repurchase

The Company has a stock repurchase program pursuant to authorization from Belo’s Board of Directors in December 2005. There is no expiration date for this repurchase program. The remaining authorization for the repurchase of shares as of September 30, 2013, under this authority was 12,010 shares. During the nine months ended September 30, 2013, no shares were repurchased.

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

Such risks, uncertainties and factors include, but are not limited to, uncertainties regarding changes in capital market conditions and prospects, and other factors such as changes in advertising demand, interest and discount rates and programming and production costs; changes in viewership patterns and demography, and actions by viewership measurement services; changes in the network-affiliate business model for broadcast television; technological changes, and the development of new systems and devices to distribute and consume television and other audio-visual content; changes in the ability to secure, and in the terms of, carriage of Belo programming on cable, satellite, telecommunications and other program distribution methods; development of Internet commerce; industry cycles; changes in pricing or other actions by competitors and suppliers; FCC and other regulatory, tax and legal changes, including changes regarding spectrum; adoption of new accounting standards or changes in existing accounting standards by the Financial Accounting Standards Board or other accounting standard-setting bodies or authorities; the effects of Company acquisitions, dispositions, co-owned ventures and investments; pension plan matters; general economic conditions; significant armed conflict; the ability to meet the conditions to closing the transactions with Gannett, including receipt of regulatory approvals and clearances, within the time frame contemplated or at all; the effect of transaction-related costs and expenses; the potentially adverse effect of the transactions on the ability of Belo to retain employees and maintain business relationships; as well as other risks detailed in Belo’s other public disclosures and filings with the Securities and Exchange Commission (“SEC”), including Belo’s Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as disclosed, there have been no material changes in the Company’s exposure to market risk from the disclosure included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Belo’s internal control over financial reporting.

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

On June 14, 2013, a purported class action lawsuit was filed by a purported individual shareholder of the Company in the 68th Judicial District Court of Dallas County, Texas, against the Company, Gannett Co., Inc., and members of the Company’s board of directors. On June 17, 2013, June 24, 2013, and July 16, 2013, respectively, three similar lawsuits were filed by other purported shareholders of the Company in the Chancery Court of the State of Delaware against the Company, members of the Belo board, Gannett Co., Inc. and Gannett’s merger subsidiary. All four lawsuits arise out of the Company’s Merger Agreement with Gannett Co., Inc., announced on June 13, 2013. The four lawsuits challenge the Merger, asserting claims of breach of fiduciary duty against the individual defendants and aiding and abetting breach of this duty against the corporate defendants. The Delaware Court of Chancery ordered the consolidation of the three Delaware actions, and on July 11, 2013, Delaware plaintiffs filed an amended, consolidated complaint. On September 30, 2013, the Delaware plaintiffs voluntarily dismissed the Delaware action without prejudice, which dismissal the Delaware Court of Chancery approved. The plaintiff in the Texas action has indicated that he intends to file an amended petition and has agreed that the defendants are not required to answer or otherwise respond to the current petition. The Company believes the lawsuits complaints are without merit and intends to vigorously defend against them.

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

On June 12, 2013, the Company entered into a Merger Agreement with Gannett Co., Inc., and Delta Acquisition Corp., a wholly-owned subsidiary of Gannett. Consummation of the Merger is subject to several conditions, including (1) receipt of required regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, and FCC consent for the transactions, (2) completion of the restructuring, and (3) the absence of any order or injunction prohibiting the completion of the transactions. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement. There can be no assurance that the Merger will occur in accordance with the announced plan or at all, and there are uncertainties regarding the execution, timing, costs, consequences, and other effects of the Merger.

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

Exhibit Number		Description

2.1	*	Separation and Distribution Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (Securities and Exchange Commission File No. 001-08598)(the “February 12, 2008 Form 8-K”))

2.2	*	Agreement and Plan of Merger by and among Belo Corp., Gannett Co., Inc., and Delta Acquisition Corp. dated as of June 12, 2013 (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013 (Securities and Exchange Commission File No. 001-08598)(the “June 18, 2013 Form 8-K”))

3.1	*	Amended and Restated Certificate of Incorporation of the Company dated May 9, 2012 (Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012 (Securities and Exchange Commission File No. 001-08598)(the May 10, 2012 Form 8-K”))

3.2	*	Certificate of Designation of Series B Common Stock of the Company dated May 9, 2012 (Exhibit 3.1(i) to the May 10, 2012 Form 8-K)

3.3	*	Amended and Restated Bylaws of the Company, effective March 9, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-08598)(the “March 11, 2009 Form 8-K”))

3.4	*	Amendment No. 1 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009) (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 (Securities and Exchange Commission File No 001-08598))

3.5	*	Amendment No. 2 to the Bylaws of Belo Corp. (as amended and restated effective March 9, 2009)(Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (Securities and Exchange Commission File No. 001-08598))

4.1		Certain rights of the holders of the Company’s Common Stock are set forth in Exhibits 3.1-3.5 above

4.2	*	Specimen Form of Certificate representing shares of the Company’s Series A Common Stock (Exhibit 4.1 to the May 10, 2012 Form 8-K)

4.3	*	Specimen Form of Certificate representing shares of the Company’s Series B Common Stock (Exhibit 4.2 to the May 10, 2012 Form 8-K)

4.4		Instruments defining rights of debt securities:

		(1)	*	Indenture dated as of June 1, 1997 between the Company and The Chase Manhattan Bank, as Trustee (the “Indenture”)(Exhibit 4.6(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “2nd Quarter 1997 Form 10-Q”))

		(2)	*	$200 million 7 3/4% Senior Debenture due 2027 (Exhibit 4.6(4) to the 2nd Quarter 1997 Form 10-Q)

		(3)	*	Officers’ Certificate dated June 13, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(5) to the 2nd Quarter 1997 Form 10-Q)

		(4)	*	(a) $200 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (Securities and Exchange Commission File No. 002-74702)(the “3rd Quarter 1997 Form 10-Q”))

			*	(b) $50 million 7 1/4% Senior Debenture due 2027 (Exhibit 4.6(6)(b) to the 3rd Quarter 1997 Form 10-Q)

		(5)	*	Officers’ Certificate dated September 26, 1997 establishing terms of debt securities pursuant to Section 3.1 of the Indenture (Exhibit 4.6(7) to the 3rd Quarter 1997 Form 10-Q)

		(6)	*	Form of Belo Corp. 8% Senior Notes due 2016 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009 (Securities and Exchange Commission File No. 001-08598)(the “November 16, 2009 Form 8-K”))

		(7)	*	Supplemental Indenture, dated November 16, 2009 among the Company, the Guarantors of the Notes and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to the November 16, 2009 Form 8-K)

		(8)	*	Underwriting Agreement, dated November 10, 2009, between the Company, the Guarantors of the Notes and JPMorgan Securities, Inc. (Exhibit 1.1 to the November 16, 2009 Form 8-K)

10.1		Financing agreements:

		(1)	*	Amendment and Restated Revolving Credit Facility Agreement, dated as of December 21, 2011, among the Company, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; JPMorgan Securities LLC, Suntrust Robinson Humphrey, Inc., and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners; Suntrust Bank and Royal Bank of Canada as Co-Syndication agents, The Northern Trust Company and Capital One N.A. as Co-Documentation Agents (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011 (Securities and Exchange file No. 001-08598)(the “December 22, 2011 Form 8-K”))

		(2)	*	Guarantee Agreement dated as of December 21, 2011, among Belo Corp., the Subsidiaries of Belo Corp. identified therein and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the December 22, 2011 Form 8-K)

~10.2	Compensatory plans:

	~ (1)		Belo Savings Plan:

		*	(a)	Belo Savings Plan Amended and Restated effective January 1, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007 (Securities and Exchange Commission File No. 001-08598)(the “December 11, 2007 Form 8-K”))

		*	(b)	First Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2008 (Exhibit 10.2(1)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Securities and Exchange Commission File No. 001-08598))

		*	(c)	Second Amendment to the Amended and Restated Belo Savings Plan effective as of January 1, 2009 (Exhibit 10.2(1)(c) to the Company’s Annual Report on Form 10-K dated March 2, 2009 (Securities and Exchange Commission File No 001-08598)( the “2008 Form 10-K”))

		*	(d)	Third Amendment to the Amended and Restated Belo Savings Plan effective as of April 12, 2009 (Exhibit 10.1 to the March 11, 2009 Form 8-K)

		*	(e)	Fourth Amendment to the Amended and Restated Belo Savings Plan effective as of September 10, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2009 (Securities and Exchange Commission File No 001-08598))

		*	(f)	Fifth Amendment to the Amended and Restated Belo Savings Plan dated December 3, 2010 (Exhibit 10.2.1(f) to the Company’s Annual Report on Form 10-K dated March 11, 2011 (Securities and Exchange Commission file No. 001-08598))

	~ (2)	*	Belo 1995 Executive Compensation Plan, as restated to incorporate amendments through December 4, 1997 (Exhibit 10.3(3) to the Company’s Annual Report on Form 10-K dated March 19, 1998 (Securities and Exchange Commission File No. 002-74702))

		*	(a)	Amendment to 1995 Executive Compensation Plan, dated July 21, 1998 (Exhibit 10.2(3)(a) to the Company’s Quarterly report on form 10-Q for the quarter ended June 30, 1998 (Securities and Exchange Commission File No. 002-74702))

		*	(b)	Amendment to 1995 Executive Compensation Plan, dated December 16, 1999 (Exhibit 10.2(3)(b) to the Company’s Annual Report on Form 10-K dated March 15, 2000 (Securities and Exchange Commission File No. 001-08598)(the “1999 Form 10-K”))

		*	(c)	Amendment to 1995 Executive Compensation Plan, dated December 5, 2003 (Exhibit 10.3(3)(c) to the Company’s Annual Report on Form 10-K dated March 4, 2004 (Securities and Exchange Commission File No. 001-08598)(the “2003 Form 10-K”))

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(3)(d) to the Company’s Annual Report on Form 10-K dated March 6, 2006 (Securities and Exchange Commission File No. 001-08598)(the “2005 Form 10-K”))

			(e)	Amendment to 1995 Executive Compensation Plan, dated June 12, 2013.

	~ (3)	*	Management Security Plan (Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K dated March 12, 1997 (Securities and Exchange Commission No. 001-08598))

		*	(a)	Amendment to Management Security Plan of Belo Corp. and Affiliated Companies (as restated effective January 1, 1982)(Exhibit 10.2(4)(a) to the 1999 Form 10-K)

	~ (4)		Belo Supplemental Executive Retirement Plan

		*	(a)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2004 (Exhibit 10.2(5)(a) to the 2003 Form 10-K)

		*	(b)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2007 (Exhibit 99.6 to the December 11, 2007 Form 8-K)

		*	(c)	Belo Supplemental Executive Retirement Plan As Amended and Restated Effective January 1, 2008 (Exhibit 10.2(5)(c) to the 2008 Form 10-K)

	~ (5)	*	Belo Pension Transition Supplement Restoration Plan effective April 1, 2007 (Exhibit 99.5 to the December 11, 2007 Form 8-K)

		*	(a)	First Amendment to the Belo Pension Transition Supplement Restoration Plan, dated May 12, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (Securities and Exchange Commission File No. 001-08598))

		*	(b)	Second Amendment to the Belo Pension Transition Supplement Restoration Plan, dated March 5, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (Securities and Exchange Commission file No. 001-08598))

	~ (6)	*	Belo 2000 Executive Compensation Plan (Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 2000 (Securities and Exchange Commission File No. 333-43056))

		*	(a)	First Amendment to Belo 2000 Executive Compensation Plan effective as of December 31, 2000 (Exhibit 10.2(6)(a) to the Company’s Annual Report on Form 10-K dated March 12, 2003 (Securities and Exchange Commission File No. 001-08598 (the “2002 Form 10-K”))

		*	(b)	Second Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2002 (Exhibit 10.2(6)(b) to the 2002 Form 10-K)

		*	(c)	Third Amendment to Belo 2000 Executive Compensation Plan dated December 5, 2003 (Exhibit 10.2(6)(c) to the 2003 Form 10-K)

		*	(d)	Form of Belo Executive Compensation Plan Award Notification for Employee Awards (Exhibit 10.2(6)(c) to the 2005 Form 10-K)

	~ (7)	*	Belo Amended and Restated 2004 Executive Compensation Plan (Exhibit 10.2(8) to the Company’s Annual Report on Form 10-K dated March 12, 2010 (Securities and Exchange Commission File No. 001-08598)(the “2009 Form 10-K”))

		*	(a)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Option Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006 (Securities and Exchange Commission File No. 001-08598))

		*	(b)	Form of Belo 2004 Executive Compensation Plan Award Notification for Employee Time-Based Restricted Stock Unit Awards (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012 (Securities and Exchange Commission file No. 001-08598))

		*	(c)	Form of Award Notification under the Belo 2004 Executive Compensation Plan for Non-Employee Director Awards (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005 (Securities and Exchange Commission File No. 001-08598))

	~ (8)	*	Summary of Non-Employee Director Compensation (Exhibit 10.2(9) to the 2009 Form 10-K)

	~ (9)	*	Belo Corp. Change In Control Severance Plan (Exhibit 10.2(10) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Securities and Exchange Commission File No. 001-08598))

			(a)	Form of Exhibit A (Separation Agreement and General Release) to Change in Control Severance Plan.

10.3	Agreements relating to the spin-off distribution of A. H. Belo:

	(1)	*	Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.1 to the February 12, 2008 Form 8-K)

		*	(a) First Amendment to Tax Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of September 14, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2009 (Securities and Exchange Commission File No. 001-08598))

	(2)	*	Employee Matters Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.2 to the February 12, 2008 Form 8-K)

		*	(a) Amendment to Employee Matters Agreement as set forth in the Pension Plan Transfer Agreement dated as of October 6, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 (Securities and Exchange Commission File No. 001-08598)(the “October 8, 2010 Form 8-K”))

	(3)	*	Services Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of February 8, 2008 (Exhibit 10.3 to the February 12, 2008 Form 8-K)

	(4)	*	Pension Plan Transfer Agreement by and between Belo Corp. and A. H. Belo Corporation dated as of October 6, 2010 (Exhibit 10.1 to the October 8, 2010 Form 8-K)

10.4	Agreements relating to the merger with Gannett Co., Inc., and Delta Acquisition Corp:

	(1)	*	Form of Voting and Support Agreement and Irrevocable Proxy dated as of June 12, 2013 (Exhibit 10.1 to the June 18, 2013 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¥101.INS	XBRL Instance Document

¥101.SCH	XBRL Taxonomy Extension Schema Document

¥101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

¥101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

¥101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

¥101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELO CORP.

October 31, 2013	By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)